Form 10QSB
period 2000-02-29
STANDARD CAPITAL CORP
filed 2000-08-07
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              February 29, 2000
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------   -------------------------

Commission File number                      0000093314
                       ------------------------------------------------


                          STANDARD CAPITAL CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Delaware                                       91-1949078
--------------------------------------------                     ----------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

800 - 15355 24th Avenue, Suite 287
White Rock, British Columbia, Canada                                V4A 2H9
------------------------------------                            ---------------
(Address of principal executive offices)                           (Zip Code)

                               1 - 604 - 538-4898
               --------------------------------------------------
               Registrant's telephone number, including area code


      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class                   Outstanding as of February 29, 2000
-----------------------------------       -----------------------------------

    Common Stock, $0.001 per share                      1,295,000

                                      INDEX




                                                                            Page
PART 1.                                                                   Number
                                                                          ------

         ITEM 1.  Financial Statements (unaudited) ........................    3

                  Balance Sheet as at February 29, 2000 and August 31, 1999    4

                  Statement of Operations
                     For   the three  months  ended  February 29, 2000,
                           for the three months ended February28,  1999
                           and for the period from  September  25, 1998
                           (Date of Incorporation) to February 29, 2000 ...    5

                  Statement of Changes in Shareholders' Equity
                     For the period from September 25, 1998 (Date of
                           Incorporation) to February 29, 2000 ............    6

                  Statement of Cash Flows
                      For  the three  months  ended  February 29, 2000,
                           for the three months ended February 28, 1999
                           and for the period from  September  25, 1998
                           (Date of Incorporation) to February 29, 2000 ...    7

                  Notes to the Financial Statements .......................    8

         ITEM 2.  Plan of Operations ......................................   11


PART 11           Signatures...............................................   12

--------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS


The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at February 29, 2000 (with comparative figures as at August 31,
1999) and the statement of operations and statement of cash flow for the three months ended February 29, 2000, for the three months ended February 28, 1999 and for the period from September 25, 1998 (date of incorporation) to February 29, 2000 and the statement of stockholders' equity for the period from September 25, 1998 (date of incorporation) to February 29, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 29, 2000, are not necessarily indicative of the results that can be expected for the year ending August 31, 2000.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                February 29, 2000
                  (with comparative figures at August 31, 1999)

                      (Unaudited - Prepared by Management)

                                                            2000          1999
                                                            ----          ----
ASSETS

CURRENT ASSETS

     Bank                                                  $     16    $  2,531
                                                           --------    --------

                                                           $     16    $  2,531
                                                           ========    ========

LIABILITIES

      Accounts payable and accrued liabilities             $  2,022    $  2,002
      Due to a director                                       6,255       6,255
                                                           --------    --------
                                                              8,277       8,257
                                                           --------    --------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding     1,295       1,295

     Capital in excess of par value                           8,055       5,955

     Deficit accumulated during the exploration stage       (17,611)    (12,976)
                                                           --------    --------

           Total Stockholders' Equity (deficiency)           (8,261)     (5,726)
                                                           --------    --------

                                                           $     16    $  2,531
                                                           ========    ========



         The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

       For the three months ended February 29, 2000, for the three months ended February 28, 1999, For the six months ended February 29, 2000, for the six months ended February 28, 1999 and
 For the period from September 25, 1998 (Date of Inception) to February 29, 2000

                      (Unaudited - Prepared by Management)

                                    FOR THE              FOR THE           FOR THE             FOR THE
                                     THREE                THREE             SIX                  SIX
                                     MONTHS               MONTHS           MONTHS               MONTHS             DATE OF
                                     ENDED                ENDED            ENDED                ENDED            INCEPTION TO
                                  FEBRUARY 29,         FEBRUARY 28,      FEBRUARY 29,        FEBRUARY 28,         FEBRUARY 29,
                                     2000                 1999              2000                1999                 2000
                                     ----                 ----              ----                ----                 ----
SALES                           $       --            $      --          $      --              $    --            $     --
                                ----------            ---------          ---------              -------            --------

GENERAL AND
ADMINISTRATIVE
EXPENSES:

     Accounting and audit              450                   --                900                   --               4,850
     Annual fee                         --                   --                 --                   --                 125
     Bank charges and interest          16                   18                 37                   23                 127
     Edgar filing fees               1,122                   --              1,122                   --               1,122
     Franchise tax                      --                   50                 --                   50                  50
     Geological report                  --                   --                500                   --               1,780
     Incorporation costs                --                  255                 --                  255                 255
     Management fees                   600                  600              1,200                1,200               3,600
     Office expenses                    --                   --                (52)                  --                 356
     Rent                              300                  300                600                  600               1,800
     Staking costs                      --                  368                 --                  368                 368
     Telephone                         150                  158                300                  300                 900
     Transfer agent's fees              --                   --                 28                   --               2,278
                                ----------            ---------          ---------              -------            --------

NET LOSS                        $   (2,638)           $  (1,741)         $  (4,635)             $(2,796)           $(17,611)
                                ==========            =========          =========              =======            ========




NET LOSS PER COMMON SHARE

     Basic                      $       --            $      --          $      --              $    --
                                ==========            =========          =========              =======

AVERAGE OUTSTANDING SHARES

     Basic                       1,295,000              329,490          1,295,000              329,490
                                ==========            =========          =========              =======




         The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

          For the period from September 25, 1998 (Date of Inception) to
                                February 29, 2000

                      (Unaudited - Prepared by Management)

                                                                         CAPITAL IN
                                                    COMMON  STOCK         EXCESS OF   ACCUMULATED
                                                   SHARES     AMOUNT      PAR VALUE     DEFICIT
                                                   ------     ------      ---------     -------
BALANCE SEPTEMBER 25, 1998 (DATE OF INCEPTION)   $      --    $     --   $     --      $   --

Issuance of common shares for cash at
  $0.001 - January 11, 1999                       1,000,000      1,000         --          --

Issuance of common shares for cash at
  $0.01 - February 15, 1999                         195,000        195      1,755          --

Issuance of common shares for cash at
  $0.001 - April 19, 1999                           100,000        100         --          --

Capital contribution - expenses                         --          --      6,300          --

Net operating loss for the period ended
  February 29, 2000                                     --          --         --     (17,610)
                                                 ----------   --------   --------    --------

BALANCE FEBRUARY 29, 2000                         1,295,000   $  1,295   $  8,055    $(17,610)
                                                 ==========   ========   ========    ========



         The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

             For the six months ended February 29, 2000, for the six
                months ended February 28, 1999 and For the period
                 from September 25, 1998 (Date of Inception) to
                                February 29, 2000

                      (Unaudited - Prepared by Management)

                                              For the Six      For the Six         Date of
                                                Months            Months          Inception
                                                 Ended            Ended              To
                                             February 29,      February 28,     February 29,
                                                 2000              1999             2000
                                                 ----              ----             ----
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                   $   (4,635)      $    (2,796)     $  (17,611)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

          Increase in accounts payable                  20                --           2,022
          Increase in due to a director                 --               255           6,255
                                                ----------       -----------      ----------

               Net Cash from Operations             (4,615)           (2,541)         (9,334)
                                                ----------       -----------      ----------

CASH FLOWS FROM

          Capital contribution - expenses            2,100             2,100           6,300
          Proceeds from issuance of
               common stock                             --             3,050           3,050
                                                ----------       -----------      ----------
                                                     2,100             5,150           9,350
                                                ----------       -----------      ----------

     Net Increase in Cash                           (2,515)            2,609              16

     Cash at Beginning of Period                     2,531                --              --
                                                ----------       -----------      ----------

     CASH AT END OF PERIOD                      $       16      $      2,609        $     16
                                                ==========      ============        ========


         The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2000

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Delaware on September 25, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

         The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for cash.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         On February 29, 2000 the Company had a net operating loss carry forward of $17,611. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2019.

         Earnings (Loss) per Share

         Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2000

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Capitalization of Mineral Claim Costs

         Cost of acquisition, exploration, carrying and retained unproven properities are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements

         At the date of the balance sheet environmental requirements related to the mineral leases acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

         Financial Instruments

         The carrying amounts of financial instruments, including cash, accounts payable and accrued liabilities are considered by management to be their standard fair values.

         Estimates and Assumptions

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2000

                      (Unaudited - Prepared by Management)


3.       AQUISITION OF MINERAL CLAIM

         The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2001. The renewal cost of these claims is $1,800. The costs of staking and filing have been expensed.

4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 7.7 % of the common shares issued for cash.


5.       GOING CONCERN

         The Company will need additional working capital to be successful in its efforts to develop the mineral lease acquired and therefore continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

         Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.

                           ITEM 2. PLAN OF OPERATIONS



The Company has not undertaken any exploration activities on its mineral claim. It does not expect to undertake any exploration activities until the late summer or fall of 2000.

Liquidity and Capital Resources

The Company will require additional funds to undertake a further work program in 2000. No indication or decision as yet has been made by management as to where these funds will be obtained from for any future exploration work on the Company's mineral claim.

Results of Operations

There have been no operations during the current period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STANDARD CAPITAL CORPORATION
                                                   (Registrant)




         July 18, 2000                          /s/     "Del Thachuk"
         -------------                  ---------------------------------------
         Date                            Del Thachuk - President and Director