Form 10QSB
period 2000-05-31
STANDARD CAPITAL CORP
filed 2000-08-07
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              May 31, 2000
                               ----------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   ----------------------

Commission File number                  0000093314
                       --------------------------------------------------


                          STANDARD CAPITAL CORPORATION
                -------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                          91-1949078
------------------------------------------                ---------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

800 - 15355 24th Avenue, Suite 287
White Rock, British Columbia, Canada                           V4A 2H9
------------------------------------                      ---------------
(Address of principal executive offices)                     (Zip Code)

                               1 - 604 - 538-4898
               --------------------------------------------------
               Registrant's telephone number, including area code

-----------------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                                  Outstanding as of May 31, 2000
 -----------------------------------             ------------------------------
Common Stock, $0.001 per share                            1,295,000

ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite202
--------------------------------                  Salt Lake City, Utah 84106
Certified Public Accountants and Business Consultants
                                                  Telephone 801-486-0096
                                                  Fax 801-486-0098

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Standard Capital Corporation

We have reviewed the condensed balance sheet of Standard Capital Corporation (exploration stage company) as of May 31, 2000, February 29, 2000 and August 31, 1999 and the related condensed statements of operations and the condensed statement of cash flows for the three and nine months ended May 31, 2000 and 1999 and the period September 24, 1998 (date of inception) to May 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Andersen Andersen and Strong

Salt Lake City, Utah
July 20, 2000

                                      INDEX

                                                                                                      Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.           Financial Statements (unaudited).................................               3

                           Balance Sheet as at May 31, 2000 and August 31, 1999.............               4

                           Statement of Operations
                              For the three months ended May 31, 2000, for the
                                  three  months  ended May 31,  1999,  for the
                                  nine months ended May 31, 2000, for the nine
                                  months ended May 31, 1999 and for the period
                                  from    September    24,   1998   (Date   of
                                  Incorporation) to May 31, 2000...........................                5

                           Statement of Changes in Shareholders' Equity
                              For the period from September 24, 1998 (Date of
                                  Incorporation) to May 31, 2000...........................                6

                           Statement of Cash Flows
                               For the nine months ended May 31, 2000,
                               for the nine months ended May 31, 1999
                               and for the period from September 24, 1998 (Date of
                               Incorporation) to May 31, 2000..............................                7

                           Notes to the Financial Statements................................               8

         ITEM 2.           Plan of Operations...............................................              11


PART 11                    Signatures.......................................................              12


                         PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at May 31, 2000 (with comparative figures as at August 31, 1999) and the statement of operations and statement of cash flow for the three months ended May 31, 2000, for the three months ended May 31, 1999, for the nine months ended May 31, 2000, for the nine months ended May 31, 1999 and for the period from September 24, 1998 (date of incorporation) to May 31, 2000 and the statement of stockholders' equity for the period from September 24, 1998 (date of incorporation) to May 31, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2000, are not necessarily indicative of the results that can be expected for the year ending August 31, 2000.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                  May 31, 2000
                  (with comparative figures at August 31, 1999)

                      (Unaudited - Prepared by Management)


                                                                                                   2000                1999
                                                                                                   ----                ----
   ASSETS

   CURRENT ASSETS

        Bank                                                                                $       1,572          $   2,531
                                                                                                 --------             ------

                                                                                            $       1,572          $   2,531
                                                                                                 ========            =======

   LIABILITIES

         Accounts payable and accrued liabilities                                           $       1,975           $  2,002
         Due to a director                                                                          9,305              6,255
                                                                                                 --------            -------
                                                                                                   11,280              8,257
                                                                                                 --------            -------

   STOCKHOLDERS' EQUITY

        Common stock

              25,000,000 shares authorized, at $0.001 par
              value, 1,295,000 shares issued and outstanding                                        1,295              1,295

        Capital in excess of par value                                                              9,105              5,955

        Deficit accumulated during the exploration stage                                          (20,108)           (12,978)
                                                                                                 --------           --------

              Total Stockholders' Equity (deficiency)                                              (9,708)            (5,728)
                                                                                                 --------           --------
                                                                                            $       1,572          $   2,531
                                                                                                 ========           ========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

       For the three months ended May 31, 2000, for the three months ended May 31, 1999, For the nine months ended May 31, 2000, for the nine months ended May 31, 1999 and For the period from September 24, 1998
                       (Date of-Inception) to May 31, 2000

                      (Unaudited - Prepared by Management)


                                              FOR THE        FOR THE           FOR THE         FOR THE
                                               THREE          THREE             NINE            NINE
                                              MONTHS          MONTHS           MONTHS           MONTHS         DATE OF
                                               ENDED          ENDED             ENDED            ENDED      INCEPTION TO
                                             MAY 31,         MAY 31,           MAY 31,          MAY 31,       MAY 31,
                                              2000            2000              2000            2000            2000
                                              ----            ----              ----            ----            ----

 SALES                                        $     --      $        --       $      --      $      --       $      --
                                               -------       ----------        --------       ---------       --------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit                        1,125            1,700           2,025           1,700          5,975
     Annual fee                                     --               --              --              --            125
     Bank charges and interest                      35               24              72              47            163
     Edgar filing fees                              --               --           1,122              --          1,122
     Franchise tax                                 100               --             100              50            150
     Geological report                              --            1,280             500           1,280          1,780
     Incorporation costs                            --               --              --             255            255
     Management fees                               600              600           1,800           1,800          4,200
     Office expenses                               187               46             135              46            543
     Rent                                          300              300             900             900          2,100
     Staking costs                                  --               --              --             367            367
     Telephone                                     150              150             450             450          1,050
     Transfer agent's fees                          --            1,200              28           1,200          2,278
                                               -------        ---------        --------       ---------       --------

NET LOSS                                     $ ( 2,497)     $    (5,300)      $  (7,132)    $    (8,095)   $   (20,108)
                                               =======        =========         =======       =========       ========
NET LOSS PER COMMON
SHARE
     Basic                                   $     --    $          --        $      --      $       --
                                               =======        =========         =======        ========

AVERAGE OUTSTANDING SHARES

     Basic                                   1,295,000          649,277       1,295,000         649,277
                                             =========        =========       =========        ========

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

          For the period from September 24, 1998 (Date of Inception) to
                                  May 31, 2000

                      (Unaudited - Prepared by Management)


                                                                                          CAPITAL IN
                                                                   COMMON       Stock      EXCESS OF      ACCUMULATED
                                                                  SHARES        AMOUNT   PAR VALUE            DEFICIT
                                                                  ------        ------   ---------            -------



BALANCE SEPTEMBER 24, 1998 (DATE OF INCEPTION)                        --     $    --    $   --              $     --

Issuance of common shares for cash at
     $0.001 -- January 11, 1999                                1,000,000       1,000        --                    --

Issuance of common shares for cash at
     $0.01 -- February 15, 1999                                  195,000         195      1,755                   --

Issuance of common shares for cash at
     $0.001 -- April 19, 1999                                    100,000         100         --                   --


Capital contribution -- expenses                                      --          --      7,350


Net operating loss for the period from Date of
      Inception to May 31, 2000                                       --          --         --               (20,108)
                                                               ---------      ------     ------              --------
BALANCE MAY 31, 2000                                           1,295,000     $ 1,295   $  9,105             $ (20,108)
                                                               =========      ======     ======              =========



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                     For the nine months ended May 31, 2000,
                   for the nine months ended May 31, 1999 and For the period from Date of Inception (September 24, 1998) to May 31, 2000

                      (Unaudited - Prepared by Management)


                                                  FOR THE NINE     FOR THE NINE        DATE OF
                                                     MONTHS           MONTHS          INCEPTION
                                                      ENDED            ENDED              TO
                                                     MAY 31,          MAY 31,          MAY 31,
                                                      2000             1999              2000
                                                      ----             ----              ----
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                    $   (7,132)     $    (8,095)      $  (20,108)

     Adjustments to reconcile net loss to

          Increase in accounts payable                                 1,722            1,975
          Increase in due to a director               3,050            6,255            9,305
                                                    -------           ------            -----

               Net Cash from Operations              (4,109)            (118)          (8,828)
                                                    -------           ------          -------

CASH FLOWS FROM

FINANCING ACTIVITIES

          Capital contribution - expenses             3,150            3,150            7,350
          Proceeds from issuance of
          Common stock                                3,150            6,200           10,400
                                                      -----           ------          -------

     Net Increase in Cash                              (959)           6,082            1,572


     Cash at Beginning of Period                      2,531               --               --
                                                      -----           ------          -------

     CASH AT END OF PERIOD                        $   1,572      $     6,082       $    1,572
                                                     ======           ======          =======


             The accompanying notes are an integral part of these
                        unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 2000

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

         Income Taxes

         On May 31, 2000 the Company had a net operating loss carry forward of $20,108. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2021.

         Earnings (Loss) per Share

         Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 2000

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

                                  May 31, 2000

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

                           ITEM 2. PLAN OF OPERATIONS

In the fall of 1999 the Company extended its geochemical grid and took samples for assaying. The assays indicated some gold content in certain areas but over all the assays were not indicative of a strong gold occurrence. The Company will concentrate its efforts during the 2000 field season in the areas when there was an indication of gold. The Company has not tested its samples for other metals but might do tjis prior to undertaking further exploration work on the claim.

Liquidity and Capital Resources

The Company will need additional funds to undertake any exploration program in 2000. The exact amount of dollars required for an exploration program is not known as yet but will be determined within the next several months.

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

                          STANDARD CAPITAL CORPORATION
                                  (Registrant)




         July 18, 2000                             /s/     "Del Thachuk"
                                            ------------------------------------
         Date                               Del Thachuk - President and Director