Form 10KSB
period 2000-08-31
STANDARD CAPITAL CORP
filed 2001-04-30
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED) For the fiscal year ended August 31, 2000

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transaction period from                to
                                         --------------   ----------------------

         Commission File number                    0-25707
                                ------------------------------------------------

                            STANDARD CAPITAL CORPORATION
         -----------------------------------------------------------------------
                   (Exact name of Company as specified in charter)

                  Delaware                                   91-1948355
--------------------------------------------         --------------------------
State or other jurisdiction of incorporation         (I.R.S. Employee I.D. No.)
or organization

800 - 15355 24th Avenue, Suite 287
White Rock, British Columbia, Canada                           V4A 2H9
--------------------------------------------         ---------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code             1-604-538-4898
                                                     ---------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
         None                                         None
--------------------                   -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

         None
-------------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)   Yes [X]     No [ ]          (2)      Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $      -0-
                                                                ---------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


           (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                                LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2000, the Company has 1,295,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS

================================================================================



PART 1
------
                                                                                                    Page
                                                                                                    ----

ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               5

ITEM 3.          LEGAL PROCEEDINGS                                                                     6

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   6

PART II
-------

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS                                                                               6

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATION                                                                             7

ITEM 7.          FINANCIAL STATEMENTS                                                                  7

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                 ACCOUNTING  AND  FINANCIAL DISCLOSURE                                                 7

PART III
--------

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND
                 CONTROL PERSONS,  COMPLIANCE WITH SECTION 16 (a) OF THE
                 EXCHANGE ACT                                                                          8

ITEM 10.         EXECUTIVE COMPENSATION                                                               10

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
                 MANAGEMENT                                                                           10

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       11

PART IV
-------

ITEM 13.         EXHIBITS                                                                             12


                                     PART 1

================================================================================

                         ITEM 1. DESCRIPTION OF BUSINESS

================================================================================

HISTORY AND ORGANIZATION

The Company was incorporated on September 24, 1998. The Company has no subsidiaries and no affiliated companies. The executive offices of the Company are located at 800 - 15355 24TH Avenue, Suite 287, White Rock, B.C., V4A 2H9 (Tel: 604-538-4898).

         The Company is engaged in the exploration of mineral properties. (see
Part 1, "Exploration and Development of the Standard Claim"). The Company is referred to as being in the "development" stage by its auditors. This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products. The Company is not in the development stage with regards to any mineral claim. No ore body has been discovered and no substantial exploration has been done on its mineral claim. The Company is purely an exploration company. There is no assurance that any ore body will ever be found and that the Company will have sufficient funds to undertake the exploration work required to identify an ore body.

         Management anticipates that the Company's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board.

         The Company owns the rights to one mineral claim known as the Standard Claim. It has the executive rights to all minerals on the Standard Claim until February 24, 2001. The property, itself, is owned by the Crown (the Province of British Columbia). If the Company does not perform exploration work or pay cash-in-lieu in the amount of $1200 (CDN $1800) on or before February 24, 2001 the rights to the mineral claim will expire and the ground can be staked by someone else.

         The Company has no revenue to date from the exploration of its mineral property, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to explore the Company's mineral property to a stage where a decision can be made by management as to whether an ore body exists and can be successfully brought into production. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future (see Part 1, Item 2 - "Plan of Operations"), but there can be no assurance that the Company will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

PLANNED BUSINESS

         In addition to exploring and, if warranted, developing its mineral property, the Company plans to seek out additional mineral properties either by way of purchase, staking or joint venturing.

         Much of the discussion contained in this section is "forward looking" in that actual results may materially differ from the Company's plans as currently contemplated. Information concerning all the factors associated with the Company is set forth in this Item 1 and in Item 2 below. FOR A COMPLETE UNDERSTANDING OF SUCH FACTORS, THIS ENTIRE DOCUMENT, INCLUDING THE FINANCIAL STATEMENTS AND THEIR ACCOMPANYING NOTES, SHOULD BE READ IN ITS ENTIRETY.

         All dollar amounts shown in this document are stated in US dollars unless otherwise noted.

EXPLORATION OF THE STANDARD MINERAL CLAIM

         The property was staked February 24, 1999 after the rights of the previous owners had expired. The claim covers 18 metric units (15.8 square miles) located within the Bridge River Gold Camp near the historic Bralorne-Pioneer Mine. The Bralorne-Pioneer Property represents the largest single gold producer in B.C., having produced over 4 million ounces (130,000kg) of gold from ore averaging 0.53 oz/ton during the period 1932-1971. Avino Mines and Resources Ltd. and Bralorne-Pioneer Gold Mines Ltd. are considering reactivating the mine that has near surface reserves (above 800 level) of 432,500 tonnes grading 10.63 g/tonne Au.

         The Company engaged the services of Calvin Church, P. Geo, to prepare a geological report on the Standard Claim. His report was dated May 27, 1999 and is disclosed within this section.

         Church's report covers the geology and mineralization in the Bridge River mining camp and potential for discoveries on the Standard claim.

LOCATION, ACCESS AND PHYSIOGRAPHY OF THE STANDARD CLAIM

         The Standard claim is located approximately 180 kilometres (113 miles) north of Vancouver and four kilometres (2.5 miles) southeast of the town of Gold Bridge in southwestern British Columbia. The geographical centre of the claim is given by the U.T.M. coordinates 516600E, 5626700N (Lat. 50(degree)47'35"N, Long. 122(degree)45'53"W) on N.T.S. mapsheet 92J/15. The town of Gold Bridge can be accessed by all weather gravel road (highway #40B) from Lillooet or via the Hurley River forestry road from Pemberton. Access to the north end of the claim is by four-wheel drive vehicle up Fergusson Creek to the headwaters above 5800 feet elevation. Helicopters are available from bases in the towns of Pemberton or Lillooet.

The property is situated near the northwest end of the Bendor Range within the Coast Mountains where steep west facing slopes of Mt. Fergusson range from 5000 to 8500 feet. Sub-alpine scrub alder and hemlock trees grow at lower elevations in the southwest corner of the claim and rock exposure is good along peaks and ridges in the east half of the claim. The winters are cold with generally high snowfall accumulations and summers are hot and dry.

CLAIM STATUS

The Standard mineral claim was staked by Edward Skoda and is registered in the Lillooet Mining Division of British Columbia. The claim was then sold to Standard Capital Corporation, of Surrey, B.C., who own the claim outright. Mineral tenure is secure for one year from the date of staking as described below.

Claim Name        Tenure No.         Units           Expiry Date
-------------------------------------------------------------------------
Standard          367933              18             February 24, 2001


================================================================================

                        ITEM 2. DESCRIPTION OF PROPERTIES

================================================================================


         The Standard mineral claim consists of one 18 unit metric (15.8 square miles) claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres (99 miles) north of Vancouver, British Columbia. The property is 100% owned by Standard Capital.

         The Bridge River camp is host to 73 documented mineral localities two of which contained substantial tonnage of gold and silver ore. The Bralorne and Pioneer former mines produced 4.15 million ounces of gold and 0.95 million ounces of silver, from 7.9 million tons of ore grading 0.53 oz/ton gold and 0.12 oz/ton silver, between 1899 and 1971 (principle production was from 1932-1971). Total gold production from the former producing mines in the Bridge River camp remain foremost in British Columbia's history (see Part 1- "Exploration of the Standard Claim).

         Regional patterns of metal zonation across the eastern flank of the Coast Plutonic Complex divide the camp into gold rich and silver rich deposits related to the proximity with the central plutons (bodies of medium to course-grained igneous rock that formed beneath the surface due to the solidification of magma). `Congress type' mineralization, represented by low gold-silver ratios and antimony rich ores, developed distal to coast granitic intrusives in shear zones and Tertiary porphyry dykes. Mineralization at the Bralorne and Pioneer mines consist of gold and arsenopyrite (8[FeAsS]) bearing quartz veins filling en echelon tension fractures in the Bralorne diorite (a group of course-grained igneous rocks intermediate in composition between acidic and basic) and Pioneer greenstones. The Standard property is located in a transition zone between gold-arsenic rich and silver-antimony rich zones. Although economic mineralization has not yet been identified on the property, rock samples from the Waterloo showing show multielement anomalies and significant gold values to warrant further investigation.

         An exploration program including reconnaissance mapping, prospecting and geochemical sampling is recommended to determine the extent of the mineralizing system on the Standard property. Further programs of trenching and drilling are recommended contingent on favorable results of each preceding exploration phase.

================================================================================

                            ITEM 3. LEGAL PROCEEDINGS

================================================================================

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended August 31, 2000.


                                     PART II
================================================================================

            ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

================================================================================

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2000 the Company had 35 shareholders; one of these shareholders is an officer and director of the Company.

================================================================================

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

================================================================================

OVERVIEW

Liquidity and Capital Resources
-------------------------------

As at August 31, 2000, the Company had $175 of assets, and $14,093 of liabilities, including cash or cash equivalents amounting to $175. The liabilities of $14,093 are amounts accrued for legal, audit and accounting, and amounts due to director of $10,655.

The Company has no contractual obligations for either lease premises, employment agreements or work commitments on the Standard claim and has made no commitments to acquire any asset of any nature.

Results of Operations
---------------------

Since inception the Company has purchased the Standard claim and performed exploration work on the claim as more fully described above.

================================================================================

                          ITEM 7. FINANCIAL STATEMENTS

================================================================================

The financial statements of the Company are included following the signature page to this Form 10-KSB.

================================================================================

             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

================================================================================

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to August 31, 2000 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111

================================================================================

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE
                                  EXCHANGE ACT

================================================================================

The following table sets forth as of August 31, 2000, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.


                                                                      Term as
                                                                     Director
                Name        Age              Position Held             Since
                ----        ---              -------------             -----

     Del Thachuk                         President and Director        1998

     Mary Anne Thachuk                   Secretary Treasurer and       1998
                                                 Director


Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.



To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.


(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at August 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                              Position                  Report to be Filed
----                              --------                  ------------------

Del Thachuk                President and Director                    Form 3

Mary Anne Thachuk          Secretary Treasurer and                   Form 3
                           Director

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended August 31, 2000.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

================================================================================

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

================================================================================

The following table sets forth as at August 31, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the

Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.


             Name and Address                             Amount
               of Beneficial          Nature of       of Beneficial     Percent
                  Owner             Ownership (1)       Ownership      of Class
                  ------            ----------          ----------     --------

       DEL THACHUK                      Direct           100,000         7.72%
       Unit 34 - 387 King George
        Highway
        Surrey, British Columbia
        Canada, V4P 1B7

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

================================================================================

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

================================================================================

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.

                                     PART IV
================================================================================

                          ITEM 13. EXHIBITS AND REPORTS

================================================================================

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                          Page
-----------------

Report of Andersen, Andersen & Strong, Certified Public Accountants         14

Balance Sheet as at August 31, 2000 and 1999                                15

Statement of Operations for the year ended August 31, 2000 and 1999 and for the period from September 24, 1998 (Date of
       Inception) to August 31, 2000                                        16

Statement in Changes in Stockholders' Equity for the period from September
         24, 1998 (Date of Inception) to August 31, 2000                    17

Statement of Cash Flows for the year ended August 31, 2000 and 1999 and for the period from September 24, 1998 (Date of
         Inception) to August 31, 2000                                      18

Notes to the Financial Statements                                           19


(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

================================================================================

                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                                          STANDARD CAPITAL CORPORATION


Date: April 28, 2001                      By:     /s/ "Del Thachuk"
                                          -------------------------------------
                                          Del Thachuk, President and Director


Date: April 28, 2001                      By:    /s/  "Mary Anne Thachuk"
                                          -------------------------------------
                                          Mary Anne Thachuk, Secretary Treasurer
                                                 and Director


ANDERSEN ANDERSEN & STRONG, L.C.                                        941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants Board                Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                                        Telephone 801-486-0096
                                                                                      Fax 801-486-0098
                                                                            E-mail Kandersen @ msn.com



Board of Directors
Standard Capital Corporation
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at August 31, 2000, and the statement of operations, stockholders' equity, and cash flows for the year ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2000, and the results of operations, and cash flows for the year ended August 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                         /s/  "Andersen Andersen & Strong"
April 6, 2001

                          STANDARD CAPITAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET

                            AUGUST 31, 2000 AND 1999

--------------------------------------------------------------------------------


                                                              2000        1999
                                                              ----        ----

ASSETS

CURRENT ASSETS

    BANK                                                   $    175    $  2,531
                                                           --------    --------

                                                           $    175    $  2,531
                                                           ========    ========


LIABILITIES

    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES               $  3,438    $  2,002
    DUE TO A DIRECTOR                                        10,655       6,255
                                                           --------    --------
                                                             14,093       8,257
                                                           --------    --------

STOCKHOLDERS' LIABILITIES

    COMMON STOCK
         25,000,000 SHARES AUTHORIZED, AT $0.001 PAR
         VALUE, 1,295,000 SHARES ISSUED AND
         OUTSTANDING                                          1,295       1,295

    CAPITAL IN EXCESS OF PAR VALUE                           10,155       5,955

    DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE        (25,368)    (12,976)
                                                           --------    --------

                TOTAL STOCKHOLDERS' DEFICIENCY              (13,918)     (5,726)
                                                           --------    --------

                                                           $    175    $  2,531
                                                           ========    ========






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          STANDARD CAPITAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                   FOR THE YEAR ENDED AUGUST 31, 2000 AND 1999
        AND FOR THE PERIOD FROM SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO
                                AUGUST 31, 2000



                                                                FOR THE YEAR            FOR THE YEAR              FROM
                                                                    ENDED                  ENDED               INCEPTION TO
                                                                  AUGUST 31,             AUGUST 31,             AUGUST 31,
                                                                     2000                  1999                    2000
                                                                     ----                  ----                    ----

SALES                                                             $       --             $       --             $       --
                                                                  ----------             ----------             ----------

GENERAL AND ADMINISTRATIVE EXPENSES
    Accounting and audit                                               4,350                  3,950                  8,300
    Bank charges and interest                                            107                     91                    198
    Filing fees - Edgar system                                         1,615                     --                  1,615
    Geological report                                                    500                  1,280                  1,780
    Incorporation costs written off                                       --                    255                    255
    Office expenses                                                      149                    408                    557
    Management fees                                                    2,400                  2,400                  4,800
    Miscellaneous                                                        225                    175                    400
    Rent                                                               1,200                  1,200                  2,400
    Staking and recording costs                                           --                    367                    367
    Telephone                                                            600                    600                  1,200
    Transfer agent's fees                                              1,246                  2,250                  3,496
    Travel                                                                --                     --                     --
                                                                  ----------             ----------             ----------

NET LOSS                                                          $   12,392             $   12,976             $   25,368
                                                                  ==========             ==========             ==========




NET LOSS PER COMMON SHARE

     Basic                                                                               $       --             $       --

AVERAGE OUTSTANDING SHARES
                                                                                         ==========             ==========

     Basic                                                                                1,295,000                836,100
                                                                                         ==========             ==========






   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE PERIOD FROM SEPTEMBER 24, 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 2000




                                                                                     Capital in
                                                   Common            Stock           Excess of         Accumulated
                                                   Shares            Amount          Par Value           Deficit
                                                   ------            ------          ---------           -------

BALANCE SEPTEMBER 24, 1998 (date of                     --                --                --                --
     inception)

Issuance of common shares for cash at
    $0.001 - January 11, 1999                    1,000,000             1,000                --                --

Issuance of common shares for cash at
    $0.001 - February 19, 1999                     100,000               100                --                --

Issuance of common shares for cash at
    $0.01 - February 15, 1999                      195,000               195             1,755                --

Capital contributions - expenses                        --                --             8,400

Net operating loss for the period from
    September 24, 1998 to August 31, 2000               --                --                --           (25,368)
                                                 ---------         ---------         ---------         ---------

BALANCE, AUGUST 31, 2000                         1,295,000         $   1,295         $  10,155         $ (25,368)
                                                 =========         =========         =========         =========





   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED AUGUST 31, 2000 AND 1999 AND
                     FOR THE PERIOD FROM SEPTEMBER 24, 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 2000


================================================================================


                                                           FOR THE YEAR          FOR THE YEAR             FROM
                                                               ENDED                ENDED             INCEPTION TO
                                                             AUGUST 31,           AUGUST 31,            AUGUST 31,
                                                                2000                1999                  2000
                                                                ----                ----                  ----
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                 $(12,392)            $(12,976)            $(25,368)

     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:

         Increase in accounts payable and
            accrued liabilities                                  1,436                2,002                3,438
        Increase in due to a director                            4,400                6,255               10,655
        Capital contributions - expenses                         4,200                4,200                8,400
                                                              --------             --------             --------

             Net Cash form Operations                           (2,356)                (519)              (2,875)
                                                              --------             --------             --------


CASH FLOWS FROM
     FINANCING ACTIVITIES:

        Proceeds from issuance of
            common stock                                            --                3,050                3,050
                                                              --------             --------             --------

     Net Increase in Cash                                       (2,356)               2,531                  175


     Cash at Beginning of Period
                                                                 2,531                   --                   --
                                                              --------             --------             --------

     CASH AT END OF PERIOD                                    $    175             $  2,531             $    175
                                                              ========             ========             ========







   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2000



1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Delaware on September 24, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.

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

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         On August 31, 2000 the Company had a net operating loss carry forward of $25,368. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2021.

         Earnings (Loss) per Share
         -------------------------

         Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

         Comprehensive Income
         --------------------

         The Company adopted Statement of Financial Standards No. 130. The adoption of the standard had no impact on the total stockholder's equity.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 August 31, 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Recent Accounting Prouncements
         ------------------------------

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Capitalization of Mineral Claim Costs
         -------------------------------------

         Cost of acquisition, exploration, carrying and retained unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mining equipment are capitalized and depreciated over their useful life.

         Environmental Requirements
         --------------------------

         At the date of the balance sheet environmental requirements related to the mineral leases acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

         Financial Instruments
         ---------------------

         The carrying amounts of financial instruments, including cash, accounts payable and accrued liabilities are considered by management to be their standard fair values.

         Estimates and Assumptions
         -------------------------

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

                                 August 31, 2000


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