Form 10QSB
period 2000-11-30
STANDARD CAPITAL CORP
filed 2001-08-22
CIK 93314

4

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          November  30,  2000
                                            -------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0000093314
                                       ----------


                    STANDARD  CAPITAL  CORPORATION
                    ------------------------------
        (Exact  name  of  registrant  as  specified  in  charter)


          Delaware                                          91-1949078
          --------                                          ----------
(State  or  other  jurisdiction of                     (I.R.S. Employer
incorporation  or  organization)                      Identification No.)

800  -  15355  24th  Avenue,  Suite  287
White  Rock,  British  Columbia,  Canada                                 V4A 2H9
----------------------------------------                         ---------------
(Address  of  principal executive offices)                            (Zip Code)

                         1  -  604  -  538-4898
                         ----------------------
               Registrant's  telephone  number,  including  area  code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                    Outstanding  as  of  November  30,  2000
            ----------                  ----------------------------------------
      Common  Stock, $0.001 per share                              1,295,000

ANDERSEN  ANDERSEN  &  STRONG,  L.C.          941  East  3300  South,  Suite202
-Certified  Public  Accountants and Business Consultants       Salt Lake City,
                                                                  Utah  84106

                                                       Telephone  801-486-0096
                                                         Fax  801-486-0098


REPORT  ON  REVIEW  BY  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


The  Board  of  Directors
Standard  Capital  Corporation


We have reviewed the condensed balance sheet of the above Company as of November 30, 2000, and the related statements of operations and the statements of cash flows for the three months ended November 30, 2000 and 1999 and the period September 24, 1998 (date of inception) to November 30, 2000. These financial statements are the responsibility of the company's management.

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


                                   /  s/  "Andersen  Andersen  and  Strong"

Salt  Lake  City,  Utah
April  6,  2001

                                      INDEX








                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART 1.

             ITEM 1.  Financial Statements                                   4

                      Balance Sheet as at November 30, 2000 and
                      August 31, 2000                                        5

                      Statement of Operations
                      For the three months ended November 30, 2000 and
                      1999, and for the period from September 24, 1998
                      (Date of Inception) to November 30, 2000     .         6

                      Statement of Cash Flows
                      For the three months ended November 30, 2000 and
                      1999 and for the period from September 24, 1998
                      (Date of Inception) to November 30, 2000     .         7

                      Notes to the Financial Statements                      8

            ITEM 2..  Plan of Operations                                    11

PART 11. . . . . . .  Signatures                   .                        12


                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at November 30, 2000 (with comparative figures as at August 31,
2000) and the statement of operations and statement of cash flow for the three months ended November 30, 2000 and 1999 and for the period from September 24, 1998 (date of incorporation) to November 30, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2000, are not necessarily indicative of the results that can be expected for the year ending August 31, 2001.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                                November 30, 2000
                  (with comparative figures at August 31, 2000)

                      (Unaudited - Prepared by Management)





                                                            NOVEMBER 30       AUGUST 31
                                                                  2000         2000
                                                            --------------  -----------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $      175
                                                            --------------  -----------

                                                            $           -   $      175
                                                            ==============  ===========

LIABILITIES

      Bank overdraft . . . . . . . . . . . . . . . . . . .  $          61   $        -
      Accounts payable and accrued liabilities . . . . . .          4,269        3,438
      Due to a director. . . . . . . . . . . . . . . . . .         10,655       10,655
                                                            --------------  -----------
                                                                   14,985       14,093
                                                            --------------  -----------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.          1,295        1,295

     Capital in excess of par value. . . . . . . . . . . .         11,205       10,155

     Deficit accumulated during the exploration stage. . .        (27,485)     (25,368)
                                                            --------------  -----------

           Total Stockholders' Equity (deficiency) . . . .        (14,985)     (13,918)
                                                            --------------  -----------

                                                            $           -   $      175
                                                            ==============  ===========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

     For the three months ended November 30, 2000, for the three months ended
                               November 30, 1999,
  and for the period from September 24, 1998 (Date of Inception) to November 30,
                                      2000

                     (Unaudited  -  Prepared by Management)






                                        FOR THE THREE    FOR THE THREE
                                        MONTHS ENDED     MONTHS ENDED     DATE OF INCEPTION TO
                                          NOVEMBER         NOVEMBER           NOVEMBER 30,
                                          30, 2000         30, 1999               2000
                                       ---------------  ---------------
SALES . . . . . . . . . . . . . . . .  $            -   $            -   $                   -
                                       ---------------  ---------------  ----------------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .             950              450                   9,250
     Bank charges and interest. . . .              32               20                     230
     Edgar filing fees. . . . . . . .               -                -                   1,615
     Geological report. . . . . . . .               -              500                   1,780
     Incorporation costs. . . . . . .               -                -                     255
     Management fees. . . . . . . . .             600              600                   5,400
     Miscellaneous. . . . . . . . . .               -                -                     400
     Office expenses. . . . . . . . .              85              (52)                    642
     Rent . . . . . . . . . . . . . .             300              300                   2,700
     Staking costs. . . . . . . . . .               -                -                     367
     Telephone. . . . . . . . . . . .             150              150                   1,350
     Transfer agent's fees. . . . . .               -               28                   3,496
                                       ---------------  ---------------  ----------------------

NET LOSS. . . . . . . . . . . . . . .  $      ( 2,117)  $       (1,996)  $             (27,485)
                                       ===============  ===============  ======================



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $            -   $            -
                                       ===============  ===============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .       1,295,000        1,295,000
                                       ===============  ===============







     The accompanying notes are an integral part of these unaudited financial statements

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

     For the three months ended November 30, 2000, for the three months ended
                              November 30, 1999 and
         For the period from Date of Inception (September 24, 1998) to
                                 November 30, 2000

                      (Unaudited - Prepared by Management)






                                              FOR THE THREE    FOR THE THREE
                                                MONTHS           MONTHS        DATE OF INCEPTION
                                                ENDED            ENDED              TO
                                             NOVEMBER 30,     NOVEMBER 30,       NOVEMBER 30,
                                               2000             1999                2000
                                           ---------------  ---------------  -------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss . . . . . . . . . . . . . .  $       (2,117)  $       (1,996)  $          (27,485)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

          Increase in accounts payable. .             831           (1,552)               4,269
          Increase in due to a director .               -                -               10,655
                                           ---------------  ---------------  -------------------

               Net Cash from Operations .          (1,286)          (3,548)             (12,561)
                                           ---------------  ---------------  -------------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Capital contribution - expenses           1,050            1,050                9,450
          Proceeds from issuance of
               common stock . . . . . . .               -                -                3,050
                                           ---------------  ---------------  -------------------

                                                    1,050            1,050               12,500
                                           ---------------  ---------------  -------------------

     Net Increase in Cash . . . . . . . .            (236)          (2,498)                 (61)

     Cash at Beginning of Period. . . . .             175            2,531                    -
                                           ---------------  ---------------  -------------------

     CASH AT END OF PERIOD. . . . . . . .  $          (61)  $           33   $              (61)
                                           ===============  ===============  ===================








     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2000

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

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

     Income  Taxes
     -------------

On November 30, 2000 the Company had a net operating loss carry forward of $27,485. The tax benefit of $8,246 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

     Earnings  (Loss)  per  Share
     ----------------------------

     Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2000

                      (Unaudited - Prepared by Management)


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Capitalization  of  Mineral  Claim  Costs
-----------------------------------------

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

Environmental  Requirements
---------------------------

At the date of the balance sheet environmental requirements related to the mineral leases acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash, accounts payable and accrued liabilities are considered by management to be their standard fair values.

Estimates  and  Assumptions
---------------------------

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

                                November 30, 2000

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

     .

                           ITEM 2.  PLAN OF OPERATIONS



The Company plans to renew its one 18 unit metric claim known as the Standard claim in the Bridge river gold camp which expires on February 23, 2001. The cost of renewal will be $1980.00 Canadian. Management will consider undertaking a work program in the near future.

Liquidity  and  Capital  Resources
----------------------------------

At the present time the Company does not have sufficient funds on hand for it to undertake a work program. Management has not yet decided upon the best method to raise funds to meet the costs of an exploration program on its mineral claims.

Results  of  Operations
-----------------------

There  have  been  no  operations  during  the  current  period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          STANDARD CAPITAL CORPORATION
                                  (Registrant)




     January  15,  2001                         /s/     "Del  Thachuk"
     ------------------                         ----------------------
                             Del  Thachuk  -  President  and  Director