Form 10-Q
period 2001-02-28
STANDARD CAPITAL CORP
filed 2002-02-22
CIK 93314

13

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          February  28,  2001
                                            -------------------

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
(State  or  other  jurisdiction of                      (I.R.S. Employer
incorporation  or  organization)                         IdentificationNo.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                        Outstanding  as  of  February  28,  2001
          ----------                    ----------------------------------------
    mon  Stock,  $0.001  per  share                       1,295,000

ANDERSEN  ANDERSEN  &  STRONG,  L.C.          941  East  3300  South,  Suite202
------------------------------------
Certified  Public  Accountants and Business Consultants          Salt Lake City,
                                                                     Utah  84106

                                                         Telephone  801-486-0096
                                                               Fax  801-486-0098


REPORT  ON  REVIEW  BY  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


The  Board  of  Directors
Standard  Capital  Corporation


We have reviewed the condensed balance sheet of the above Company as of February 28, 2001, and the related statements of operations and the statements of cash flows for the six months ended February 28, 2001 and February 29, 2000 and the period September 24, 1998 (date of inception) to February 28, 2001. These financial statements are the responsibility of the company's management.

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


                                   /  s/  "Andersen  Andersen  and  Strong"

Salt  Lake  City,  Utah
January  7,  2002

                                      INDEX






                                                                         PAGE
                                                                        NUMBER
                                                                        -------
PART 1.

     ITEM 1.  ..Financial Statements (unaudited)         .                 4

                Balance Sheet as at February 28, 2001 and August 31,
                     2000                                                  5

                Statement of Operations
                  For the three months ended February 28, 2001 and
                    February 29, 2000, for the six months ended
                    February 28, 2001 and February 29, 2000, and for the
                    Period September 24, 1998 (Date of Inception) to
                    February 28, 2001. . . . . . . . . . . . . . . . . .   6

                Statement of Cash Flows
                  For the six months ended February 28, 2001 and
                    February 29, 2000 and for the period September 24,
                    1998 (Date of Inception) to February 28, 2001. . . .   7

                Notes to Financial Statements                              8

     ITEM 11.   Plan of Operations                                        11

PART 11.        Signatures                                                12




                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at February 28, 2001 (with comparative figures as at August 31,
2000) and the statement of operations and statement of cash flow for the six months ended February 28, 2001 and February 29, 2000 and for the period from September 24, 1998 (date of incorporation) to February 28, 2001 have been prepared by the Company's management in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2001, are not necessarily indicative of the results that can be expected for the year ending August 31, 2001.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                                February 28, 2001
                  (with comparative figures at August 31, 2000)

                      (Unaudited - Prepared by Management)





                                                            FEBRUARY 28    AUGUST 31
                                                                    2001         2000
                                                            -------------  -----------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $         36   $      175
                                                            -------------  -----------

                                                            $         36   $      175
                                                            =============  ===========

LIABILITIES

      Accounts payable and accrued liabilities . . . . . .  $      5,219        3,438
      Accounts payable - related party . . . . . . . . . .        10,655       10,655
                                                            -------------  -----------
                                                                  15,874       14,093
                                                            -------------  -----------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295        1,295

     Capital in excess of par value. . . . . . . . . . . .        12,255       10,155

     Deficit accumulated during the exploration stage. . .       (29,388)     (25,368)
                                                            -------------  -----------

           Total Stockholders' Equity (deficiency) . . . .       (15,838)     (13,918)
                                                            -------------  -----------

                                                            $         36   $      175
                                                            =============  ===========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

  For the three months ended February 28, 2001 and February 29, 2000, for the six months ended February 28, 2001 and
               February 29, 2000 and for the period from September 24,
                   1998 (Date of Inception) to February 28, 2001

                     (Unaudited  -  Prepared by Management)







                                 FOR THE    FOR THE    FOR THE  FOR THE
                                 THREE      THREE      SIX      SIX
                                 MONTHS     MONTHS     MONTHS   MONTHS
                                 ENDED . . .ENDED      ENDED    ENDED     DATE OF INCEP
                                 FEBRUARY   FEB        FEB      FEB       TO FEBRUARY
                                 28,2001    29, 2000   28, 2001 29,2000   28, 2001
                                 ---------  ---------  -------- --------  ------------

SALES . . . . . . . . . . . . .$      -   $      -   $      -   $     -   $      -
                                 ------  ---------   --------  --------  ---------

GENERAL AND ADMINISTRATIVE
 EXPENSES:

     Accounting and audit . . .      950        450      1,900       900     10,200
     Bank charges and interest. . .   17         17         50        37        247
     Edgar filing fees. . . . . . .    -      1,122          -     1,122      1,615
     Geological report. . . . . . .    -          -          -       500      1,780
     Incorporation costs. . . . . .    -          -          -         -        255
     Management fees. . . . . . . .  600        600      1,200     1,200      6,000
     Miscellaneous. . . . . . . . .    5          -          5         -        405
     Office expenses. . . . . . . .(119)          -        (35)     (52)        523
     Rent . . . . . . . . . . . . .  300        300        600       600      3,000
     Staking costs. . . . . . . . .    -          -          -         -        367
     Telephone. . . . . . . . . .    150        150        300       300      1,500
     Transfer agent's fees. . . . .    -          -          -        28      3,496
                                --------    -------  ---------  --------  ----------

NET LOSS. . . . . . . . . . ..  $(1,903)  $ (2,639)  $ ( 4,020)  $ 4,635) $ (29,388)
                               =========  ========  ==========  ========   =========



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . $       -   $      -   $        -   $     -
                              =========  =========  ===========  ========


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . .     1,295,000     646,625    1,295,000    329,490
                              =========  ==========  ===========  =========



     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                          ----------------------------
                         (An Exploration Stage Company)
                         ------------------------------

                           STATEMENT  OF  CASH  FLOWS
                           --------------------------

  For the three months ended February 28, 2001 and February 29, 2000, for
  ------------------------------------------------------------------------
                         the six months ended
                         --------------------
   February 28, 2001 and Febraury 29, 2000 and for the period from September 24,
   -----------------------------------------------------------------------------
                                      1998
                                      ----
                    (Date of Inception) to February 28, 2001
                    ----------------------------------------

                      (Unaudited - Prepared by Management)
                      ------------------------------------






                                            FOR THE SIX    FOR THE SIX
                                            MONTHS         MONTHS         DATE OF INCEP
                                            ENDED          ENDED          TO
                                            FEBRUARY       FEBRUARY       FEBRUARY,
                                            28, 2001       29, 2000       28, 2001
                                            -------------  -------------  -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $     (4,020)  $    ( 4,635)  $    (29,388)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .         1,781             20          5,219
          Accounts payable - related party             -              -         10,655
          Capital contributions - expenses         2,100          2,100         10,500
                                            -------------  -------------  -------------

               Net Cash from Operations. .          (139)        (2,515)        (3,014)
                                            -------------  -------------  -------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .           -              -            3,050
                                           -------------  -------------  --------------

                                                       -              -          3,050
                                            -------------  -------------  -------------

     Net Increase in Cash. . . . . . . . .          (139)        (2,515)            36

     Cash at Beginning of Period . . . . .           175          2,531              -
                                            -------------  -------------  -------------

     CASH AT END OF PERIOD . . . . . . . .  $         36   $         16   $         36
                                            =============  =============  =============








     The accompanying notes are an integral part of these unaudited financial
     ------------------------------------------------------------------------
                                   statements.
                                   -----------

                          STANDARD CAPITAL CORPORATION
                          ----------------------------
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS
                        --------------------------------

                                February 28, 2001
                                -----------------

                      (Unaudited - Prepared by Management)
                      ------------------------------------


1.     ORGANIZATION
-------------------

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


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On February 28, 2001 the Company had a net operating loss carry forward of $29,388. The tax benefit of $8,816 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2001

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

                                February 28, 2001

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

     .

                           ITEM 2.  PLAN OF OPERATIONS



On January 22, 2001, the Company paid cash of $1,800 Cdn in lieu of work on the claims, which would have expired on February 24, 2001. The Company plans to undertake a work program on the property during the summer of 2001, comprising laying out a grid, taking numerous soil samples, having them assayed and determining new areas of interest in the property.

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


                          STANDARD CAPITAL CORPORATION
                                  (Registrant)




     April  21,  2001                         /s/     "Del  Thachuk"
     ----------------                         ----------------------
                                                     Del  Thachuk
                                              President  and  Director