Form 10-Q
period 2001-05-31
STANDARD CAPITAL CORP
filed 2002-02-25
CIK 93314

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          May  31,  2001
                                            --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                        Outstanding  as  of May 31, 2001
         ----------                       --------------------------------
    Common  Stock,  $0.001  per  share              1,295,000

ANDERSEN  ANDERSEN  &  STRONG,  L.C.          941  East  3300  South,  Suite202
Certified  Public  Accountants and Business Consultants         Salt Lake City,
                                                                    Utah  84106

                                                        Telephone  801-486-0096
                                                              Fax  801-486-0098


REPORT  ON  REVIEW  BY  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


The  Board  of  Directors
Standard  Capital  Corporation


We have reviewed the condensed balance sheet of the above Company as of May 31, 2001, and the related statements of operations and the statements of cash flows for the nine months ended May 31, 2001 and 2000 and the period September 24, 1998 (date of inception) to May 31, 2001. These financial statements are the responsibility of the company's management.

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

                                      INDEX








                                                                                           PAGE
                                                                                          NUMBER
                                                                                      ---------------
PART 1.

   ITEM 1.          Financial Statements (unaudited)                                          4

                 Balance Sheet as at May 31, 2001 and August 31, 2000 .                       5

                 Statement of Operations
                     For the three months ended May 31, 2001 and 2000,
                     for the nine months ended May 31, 2001 and 2000
                     and for the period September 24, 1998 (Date of
                     Inception) to May 31, 2001. . . . . . . .                                6

                 Statement of Cash Flows
                     For the nine months ended May 31, 2001 and 2000
                     and for the period September 24, 1998 (Date of
                     Inception) to May 31, 2001. . . . . . .                                 7

                 Notes to the Financial Statements. .  . . .                                 8

   ITEM 2. . . . Plan of Operations                                                         11

PART 11. . . . . Signatures                                                             .   12





                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at May 31, 2001 (with comparative figures as at August 31, 2000) and the statement of operations and statement of cash flow for the nine months ended May 31, 2001 and 2000 and for the period from September 24, 1998 (date of incorporation) to May 31, 2001 have been prepared by the Company's management in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2001, are not necessarily indicative of the results that can be expected for the year ending August 31, 2001.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                                  May 31, 2001
                  (with comparative figures at August 31, 2000)

                      (Unaudited - Prepared by Management)





                                                              MAY 31        AUGUST 31
                                                               2001           2000
                                                            ------------  -----------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        20   $      175
                                                            ------------  -----------

                                                            $        20   $      175
                                                            ============  ===========

LIABILITIES

      Accounts payable and accrued liabilities . . . . . .  $     8,126        3,438
      Accounts payable - related party . . . . . . . . . .       12,507       10,655
                                                            ------------  -----------
                                                                 20,633       14,093
                                                            ------------  -----------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.        1,295        1,295

     Capital in excess of par value. . . . . . . . . . . .       13,305       10,155

     Deficit accumulated during the exploration stage. . .      (35,213)     (25,368)
                                                            ------------  -----------

           Total Stockholders' Equity (deficiency) . . . .      (20,613)     (13,918)
                                                            ------------  -----------

                                                            $        20   $      175
                                                            ============  ===========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

 For the three months ended May 31, 2001 and 2000, for the nine months ended May 31, 2001 and 2000 and for the period from September 24, 1998 (Date of Inception)
                                 to May 31, 2001

                     (Unaudited  -  Prepared by Management)







                                       FOR THE       FOR THE
                                       THREE         THREE
                                       MONTHS        MONTHS         FOR THE NINE    FOR THE NINE    DATE OF INCEPTION TO
                                       ENDED         ENDED          MONTHS ENDED    MONTHS ENDED    MAY 31,
                                       MAY 31,       MAY 31,        MAY 31,         MAY 31          2001
                                       2001          2000           2001            2000
                                       -----------  --------------  --------------  -------------  --------------
SALES . . . . . . . . . . . . . . . .  $         -   $          -   $           -   $           -   $                   -
                                       ------------  -------------  --------------  --------------  ----------------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .          950          1,125           2,850           2,025                  11,150
     Bank charges and interest. . . .           16             35              65              72                     263
     Edgar filing fees. . . . . . . .          374              -             374           1,122                   1,989
     Geological report. . . . . . . .            -              -               -             500                   1,780
     Incorporation costs. . . . . . .            -              -               -               -                     255
     Legal fees . . . . . . . . . . .          487            487             487
     Management fees. . . . . . . . .          600            600           1,800           1,800                   6,600
     Miscellaneous. . . . . . . . . .          150            100             155             100                     555
     Office expenses. . . . . . . . .          248            187             214             135                     771
     Rent . . . . . . . . . . . . . .          300            300             900             900                   3,300
     Staking  and recording costs . .        1,303              -           1,303               -                   1,670
     Telephone. . . . . . . . . . . .          150            150             450             450                   1,650
     Transfer agent's fees. . . . . .        1,247              -           1,247              28                   4,743
                                       ------------  -------------  --------------  --------------  ----------------------

NET LOSS. . . . . . . . . . . . . . .  $    (5,825)  $     (2,497)  $     ( 9,845)  $      (7,132)  $             (35,213)
                                       ============  =============  ==============  ==============  ======================



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $         -   $          -   $           -   $           -
                                       ============  =============  ==============  ==============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .    1,295,000      1,295,000       1,295,000       1,295,000
                                       ============  =============  ==============  ==============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

 For the three months ended May 31, 2001 and 2000, for the nine months ended May
      31, 2001 and  2000 and for the period from September 24, 1998 (Date of
                           Inception) to May 31, 2001

                      (Unaudited - Prepared by Management)






                                            FOR THE NINE    FOR THE NINE
                                            MONTHS          MONTHS
                                            ENDED           ENDED           DATE OF INCEPTION
                                            MAY 31,         MAY 31,         TO
                                            2001            2000            MAY 31, 2001
                                            --------------  --------------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $      (9,845)  $      (7,132)  $          (35,213)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          4,688             (27)               8,126
          Accounts payable - related party          1,852           3,050               12,507
          Capital contributions - expenses          3,150           3,150               11,550
                                            --------------  --------------  -------------------

               Net Cash from Operations. .           (155)           (959)              (3,030)
                                            --------------  --------------  -------------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -                3,050
                                            --------------  --------------  -------------------

                                                        -               -                3,050
                                            --------------  --------------  -------------------

     Net Increase in Cash. . . . . . . . .           (155)           (959)                  20

     Cash at Beginning of Period . . . . .            175           2,531                    -
                                            --------------  --------------  -------------------

     CASH AT END OF PERIOD . . . . . . . .  $          20   $       1,572   $               20
                                            ==============  ==============  ===================








     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2001

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

Income  Taxes
-------------

On May 31, 2001 the Company had a net operating loss carry forward of $35,213. The tax benefit of $10,564 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

Earnings  (Loss)  per  Share
----------------------------

     Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2001

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

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2001

                      (Unaudited - Prepared by Management)


3.     AQUISITION  OF  MINERAL  CLAIM

     The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 24, 2002. The renewal cost of these claims was $1,980 Canadian. The costs of staking and filing have been expensed.


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


                          STANDARD CAPITAL CORPORATION
                                  (Registrant)




     April  21,  2001                         /s/     "Del  Thachuk"
     ----------------                         ----------------------
                             Del  Thachuk  -  President  and  Director