Form 10KSB
period 2001-08-31
STANDARD CAPITAL CORP
filed 2003-07-08
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          August  31,  2001
                                            -----------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transaction  period  from               to

     Commission  File  number         0-30402
                                      -------

                         STANDARD  CAPITAL  CORPORATION
                         ------------------------------
              (Exact  name  of  Company  as  specified  in  charter)

          Delaware                                           91-1948355
          --------                                           ----------
State or other jurisdiction of incorporation        I.R.S. Employee I.D. No.)
or organization

34-3387  King  George  Highway
Surrey,  British  Columbia,  Canada                             V4P  1B7
-----------------------------------                             --------
(Address  of  principal  executive offices)                   (Zip Code)

Issuer's  telephone  number,  including  area  code            1-604-538-4898
                                                             ----------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
            None                                              None
----------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

     None
     ----
(Title  of  Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Standard was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)   Yes  [X]     No  [  ]               (2)     Yes  [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Standard's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [    ]

State  issuer's  revenues  for  its most recent fiscal year:     $           -0-
                                                                    ------------

State the aggregate market value of the voting stock held by nonaffiliates of Standard. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


    (STANDARD INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2001, Standard has 1,295,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS



PART  1
-------
                                                                    Page
                                                                    ----





ITEM 1.   DESCRIPTION OF BUSINESS                                     4
ITEM 2. . DESCRIPTION OF PROPERTY                                     9

ITEM 3. . LEGAL PROCEEDINGS                                          10

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITIES
 . . . . . . HOLDERS                                                 10

PART II
----------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
 . . . . . . .STOCKHOLDER MATTERS                                    11

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
.. . . . . . . PLAN OF OPERATION                                      11

ITEM 7. . FINANCIAL STATEMENTS                                       12

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
.. . . . . .   FINANCIAL DISCLOSURE                                   12

PART III
----------

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS, AND CONTROL PERSONS,
              COMPLIANCE WITH SECTION 16 (a) OF THE
.. . . . . . . EXCHANGE ACT                                          12

ITEM 10.. EXECUTIVE COMPENSATION                                    15

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICAL
... . . . . . .OWNERS AND MANAGEMENT                                 16

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED
... . . . . . .TRANSACTIONS                                          18

PART IV
---------

ITEM 13..  EXHIBITS AND REPORTS                                     19

           SIGNATURES. . . . . . . . . . . . . . . . .           21-23

                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

Standard was incorporated on September 24, 1998 and has no subsidiaries and no affiliated companies. It has not been in bankruptcy, receivership or similar proceedings since its inception. Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. Standard's executive offices are located at 34-3387 King George Highway, Surrey, B.C., V4P 1B7 (Tel:
604-538-4898).

Standard is engaged in the exploration of mineral claim known as the "Standard". (see Part 1, "Exploration and Development of the Standard Claim"). Standard is referred to as being in the "development" stage by its auditors. This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products. Standard is not in the development stage with regards to any mineral claim. No ore reserve has been discovered and no substantial exploration has been done on its mineral claim. Standard is purely an exploration company. There is no assurance that any ore reserve will ever be found and that Standard will have sufficient funds to undertake the exploration work required to identify an ore reserve.

Management anticipates that Standard's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board (the "OTC BB"). At the present time Standard has made no application to the OTC BB and there is distinct possibility its shares will never be quoted on the OTC BB.

Standard owns the exclusive rights to all minerals on the Standard claim except for coal which is under a separate license. There is virtually limited possibilities that there is any coal on the Standard claim. The claims are in good standing until February 24, 2002. The claim is owned by the Crown (the Province of British Columbia). If Standard does not perform exploration work or pay cash-in-lieu in the amount of $1,320 on or before February 24, 2002 the rights to the mineral claim will expire and the ground can be staked by someone else.

Standard has no revenue to date from the exploration of the Standard claim, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to explore the Standard claim to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production. Standard anticipates obtaining such funds from its director and officer, financial institutions or by way of the sale of its capital stock in the future (see Part 1, Item 2 - "Plan of Operations"), but there can be no assurance that Standard will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Standard is responsible for filing various forms with the United States Securities and Exchange Commission (the "SEC") such as Form 10-KSB and Form 10-QSB but has been deficient in these filings due to a lack of money.
Standard  will  bring  current  all  filings  by  the  second week of July 2003

The shareholders may read and copy any material filed by Standard with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Standard has filed electronically with the SEC by assessing
the website using the following address:  http://www.sec.gov.   Standard has no
website.

PLANNED  BUSINESS

The following discussion should be read in conjunction with the information contained in the financial statements of Standard and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Standard  presently  has  minimal  day-to-day  operations  and  to  maintain the
Standard claim in good standing on an annual basis and prepare the filings of reports to the SEC as required. As mentioned above, due to a lack of working capital, Standard is deficient in its filing of reports to the SEC. Management is currently attempting to rectify this situation.

RISK  FACTORS

There are certain risk factors regarding Standard's operation which might effect the outcome of its ability to operate in the future are listed below.

1. STANDARD'S AUDITORS INDICATED THERE MAY BE A GOING CONCERN PROBLEM AND STANDARD MAY NOT BE ABLE TO ACHIEVE ITS OBJECTIVES.

The auditors have issued a going concern opinion in their opinion attached to the audited financial statements for the year ended August 31, 2001. This means there is substantial doubt on the part of the auditors where Standard can continue its operations for the next twelve months based on its financial status as at the year-end. If the director is unwilling to continue to advance Standard money, Standard will need to raise money necessary for the exploration of the Standard claim, or else it might have to cease operations. Without the ability to explore the Standard claim, Standard will not be able to achieve its objectives set by management.

2.   PENNY  STOCK  RULES  MAY  MAKE  BUYING  OR  SELLING  OF  STANDARD'S  SHARES
     DIFFICULT.

Trading in Standard's shares will, when a quotation is obtained on the OTC Bulletin Board, be subject to the "Penny Stock" rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Standard's shares to persons other than prior investors and accredited investors, must prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Standard's shares, which could severely limit their market price and liquidity of Standard's shares. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the SEC's regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

- Make a suitability determination prior to selling a penny stock to the purchaser;

-    Receive  the  purchaser's  written  consent  to  the  transaction;  and

-    Provide  certain  written  disclosures  to  the  purchaser.

Any future investor must consider that Standard's share price might never be considered anything more than "penny stock".

3.   STANDARD  LACKS  AN  OPERATING HISTORY AND HAS LOSSES WHICH ARE EXPECTED TO
     CONTINUE INTO THE FUTURE. IF THE LOSES CONTINUE STANDARD WILL HAVE TO SUSPEND OPERATIONS OR CEASE OPERATIONS.

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception to August 31, 2001 is $38,383. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

4.   LACK  OF  EMPLOYEES  DUE  TO  NO  FUNDS  TO  HIRE  NEW  EMPLOYEES

Standard currently only has two employees, its President, Del Thachuk and Secretary Treasurer, Mary Anne Thachuk. Neither of these two individuals work full time for Standard since they have other job commitments. There is a substantial risk Standard will not have the funds necessary to hire additional employees that would be needed in Standard's exploration program.

5.   LACK  OF  GEOLOGICAL  EXPERIENCE  BY  THE  DIRECTOR

Even though Del Thachuk was involved in placer mining for over 30 years and was President of Red Fox Minerals Ltd until 10 year ago but he does not have a geological background. Mary Anne Thachuk has no experience in the mineral industry. Therefore, Standard will have to rely upon outside consultants to give advise on the various methods of exploring the Standard claim.

6.   CONFLICT  OF  INTEREST

Del Thachuk is an officer and director of Info-Pro Marketing Inc. ("Info-Pro"), a private Nevada company and, therefore, there might be a conflict of interest in his dealing between Standard and Info-Pro. Since Info-Pro is not in the mineral exploration industry, the real conflict will be how he devotes his time between the two companies. Standard can only hope that he deals fairly with it.

7.   MONEY  IS  DIFFICULT  TO  OBTAIN  FOR  "GRASS  ROOTS"  EXPLORATION.

The future exploration of the Standard claim is considered "grass roots" in that it is speculative in nature due to being a search for an ore reserve. Investors tend to be shy about investing in "grass roots" exploration programs since if no mineralization is discovered on the Standard claim, Standard might allow the claim to lapse. If management is unable to identify another mineral claim, the money invested by shareholders might be lost and never recovered.

8. FLUCTUATING PRICES OF MINERALS COULD CEASE EXPLORATION ACTIVITIES ON THE STANDARD CLAIM.

Standard has absolutely no control over the daily prices of various minerals. These daily mineral prices are set by the world markets. When gold and silver prices, per ounce, have fallen in value, Standard will find it difficult to attract money for exploration on the Standard claim. Later, if it ever happens, and Standard finds an ore reserve it might not be able to develop such a reserve on the Standard claim due to fallen mineral prices.

9.   OTHER  FLUCTUATING  PRICES  OUTSIDE  OF  THE  CONTROL  OF  STANDARD.

Standard will not have any control over fluctuating prices of labor, supplies, equipment and taxes. Any sudden increase in any of these costs will have the effect of limiting the amount of exploration activities Standard can undertake on its mineral claim. For example, if Standard budgeted a certain number of dollars for workers during the exploration on the Standard claim and their daily rate doubled, the number of days used for exploration would be reduced
accordingly.   This  will  limit  the  information  derived  during exploration.

10. WEATHER INTERRUPTIONS IN THE PROVINCE OF BRITISH COLUMBIA MAY AFFECT AND DELAY THE PROPOSED EXPLORATION OPERATIONS.

The proposed exploration work on the Standard claim should be performed during the late spring, summer and early fall due to weather conditions. It is normal in the Bralorne area for the late fall, winter and early spring months to be subject to heavy snow conditions. Even during the early summer months British Columbia is noted for its rainfall and during the middle to late summer months for its forestry closures due to hot dry weather. Standard cannot control the weather and if it plans a work program it might have to delay it due to unexpected weather conditions.

11.   STANDARD IS  SMALL  COMPANY  WITHOUT  MUCH  CAPITAL  WHICH  MIGHT LIMIT IT
      EXPLORATION  ACTIVITIES  AND  ABILITY  TO  EXPAND  IN  THE  FUTURE.

The small size of Standard and lack of capital might mean a limited exploration program and a lack of ability to take advantage of business opportunities available to large companies. Having adequate capital would mean Standard's management could direct greater interest to the exploration of the Standard claim in hopes of obtaining information which will assist in its future development. Without adequate capital it will take longer to explore the Standard claim and limit Standard's ability to expand in the future.

12.  STANDARD  IS  A  ONE  PROPERTY  COMPANY

With only the Standard claim, Standard does not have the diversion in mineral properties which management would like. In addition, future investors might be wary to invest in a one property company since should the Standard claim prove to be without commercially viable mineralization, the investor might loss his or her entire investment.

13.  INVESTMENT  IN  STANDARD'S  COMMON  SHARES

An investment in the common shares of Standard is a speculative venture and an investor must realize that the shares are considered to be a high risk investment. An investor who cannot afford to loss their entire investment in Standard's shares should not consider an investment in Standard. The purchase of shares in Standard is not for widows and orphans.

14.  STANDARD  WILL  HAVE  DIFFICULTY  ATTRACTING  MINING  PERSONNEL

Being a small company with only one mineral property might prove difficult for Standard to attract mining personal to work on the Standard claim. Many consultants and workers want to be associated with companies who have financial stability and a variety of mineral properties since this will give them the opportunity to move between properties in the event one property does not prove to have viable mineralization associated with it. With only the Standard claim, Standard will have to let workers go after the exploration season which usually are at times when the weather conditions are not suitable for them to find other properties to work on.

15.  STANDARD  MAY  NEVER  BE  ABLE  TO  REFINING  ITS  ORE  RESERVE

Even though there exists a commercial viable ore body, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting the Company's ability to process its ore and eventually market it. At this point in time the Company does not have any contractual agreements to refine any potential ore it might discover on its mineral claim.

FORWARD-LOOKING  STATEMENTS

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect Standard's future operating results and financial position. The words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Standard cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Annual Report on Form 10-KSB. It is not possible to foresee or identify all such factors. Standard disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.

OTHER  ITEMS

a.     Research  and  development

Standard has not undertaken any research or development work on a product during the last two years.

b.     Environment  concerns

Prior to commencing mining operations on any of the Standard claim, Standard must meet certain environmental requirements. Compliance with these requirements may prove to be difficult and expensive. Standard might be liable if it does not adhere to the requirements. Environment concerns relate to the use and supply of water, the animal life in the area, fish living in the streams, the need to cut timber and removal of overburden; being the soil above the hard rock. No building or fixtures of any form can be erected without the prior approval of the District Inspector for British Columbia. The cost and effect of adhering to the environment requires are unknown to Standard at this time and cannot be reasonably estimated.

c.     Competition  in  the  mining  industry

In Canada, there are numerous mining and exploration companies, both big and small. All of these mining companies are seeking properties of merit, availability of funds and distribution of their minerals. Standard will have to compete against such companies to acquire the funds to further develop and explore the Standard claim. The availability of funds for exploration is sometimes limited and Standard might find it difficult to compete with larger and more well-known companies for capital. Even though Standard has the rights to the mineral on its claim there is no guarantee it will be able to raise sufficient funds in the future to maintain the Standard claim in good standing. Therefore, if the situation occurs that it does not have sufficient funds for exploration the claim might lapse and be staked by other mining interests. Standard might be forced to seek a joint venture partner to assist in the exploration of the Standard claim. In this case, there is the possibility
Standard might not be able to pay its proportionate share of the exploration costs and might be diluted to an insignificant carried interest.

The exploration business is highly competitive and highly fragmented, dominated by both large and small mining companies. Success will largely be dependent on Standard's ability to attract talent from the mining field. There is no assurance Standard's mineral expansion plans will be realized.

d.     Adherence  with  governmental  laws

During the exploration stage, Standard will not be restricted in its exploration activities since establishing a soil sampling grid, minor trenching, soil and rock sampling and some diamond drilling are not sufficient activities to require governmental approval. In the event that a substantial diamond drilling program is recommended, Standard will have to seek various approval from the government either under the Mining Act, Forestry Act or Coal Act or all of these Acts. A plan of action will have to be prepared by a professional geologist and submitted to the government for approval. This will take both time and money to do.

e.     Additional  employees

Standard will not in the foreseeable future be acquiring any additional employees either full time or part time.




                         ITEM 2. DESCRIPTION OF PROPERTY


History  of  the  Standard  claim

The Standard claim was staked February 24, 1999 after the rights of the previous owners had expired. The claim covers 15.8 square miles located within the Bridge River Gold Camp near the historic Bralorne-Pioneer Mine. The Bralorne-Pioneer Property represents the largest single gold producer in B.C., having produced over 4 million ounces of gold from ore averaging 0.53 oz/ton during the period 1932-1971.

Standard engaged the services of Calvin Church, Professional Geologist, to prepare a geological report on the Standard claim. His report was dated May 27, 1999 and parts of it are noted in this Form 10-KSB. Church's report covers the geology and mineralization in the Bridge River mining camp and potential for discoveries on the Standard claim.

Location,  Access  and  Physiography  of  the  Standard  claim

The Standard claim is located approximately 113 miles north of Vancouver and 2.5 miles southeast of the town of Gold Bridge in southwestern British Columbia. The geographical centre of the claim is given by the U.T.M. coordinates 516600E, 5626700N (Lat. 50 47'35"N, Long. 122 45'53"W) on N.T.S. mapsheet 92J/15. The town of Gold Bridge can be accessed by all weather gravel road (highway #40B) from Lillooet or via the Hurley River forestry road from Pemberton. Access to the north end of the claim is by four-wheel drive vehicle up Fergusson Creek to the headwaters above 5,800 feet elevation. Helicopters are available from bases in the towns of Pemberton or Lillooet.

The property is situated near the northwest end of the Bendor Range within the Coast Mountains where steep west facing slopes of Mt. Fergusson range from 5,000 to 8,500 feet. Sub-alpine scrub alder and hemlock trees grow at lower elevations in the southwest corner of the claim and rock exposure is good along peaks and ridges in the east half of the claim. The winters are cold with generally high snowfall accumulations and summers are hot and dry.

Claim  Status

The Standard claim was staked by professional staker and is registered in the Lillooet Mining Division of British Columbia. The claim was then sold to Standard Capital Corporation, of Surrey, B.C., who own the claim outright. Mineral tenure is secure for one year from the date of staking as described below.

Claim  Name          Tenure  No.     Units          Expiry  Date_____
-----------          -----------     -----          ------------
Standard          367933            18          February  24,  2002

Regional patterns of metal zonation across the eastern flank of the Coast Plutonic Complex divide the camp into gold rich and silver rich deposits related to the proximity with the central plutons (bodies of medium to course-grained igneous rock that formed beneath the surface due to the solidification of magma). 'Congress type' mineralization, represented by low gold-silver ratios and antimony rich ores, developed distal to coast granitic intrusives in shear zones and Tertiary porphyry dykes. Mineralization at the Bralorne and Pioneer mines consist of gold and arsenopyrite bearing quartz veins filling in echelon tension fractures in the Bralorne diorite (a group of course-grained igneous rocks intermediate in composition between acidic and basic) and Pioneer greenstones. The Standard property is located in a transition zone between gold-arsenic rich and silver-antimony rich zones. Although economic mineralization has not yet been identified on the property, rock samples from the Waterloo showing show multielement anomalies and significant gold values to warrant further investigation.

An exploration program including reconnaissance mapping, prospecting and geochemical sampling is recommended to determine the extent of the mineralizing system on the Standard claim. Further programs of trenching and drilling are recommended contingent on favorable results of each preceding exploration phase.

Standard maintained the claim in good standing for its anniversary date of February 24, 2001 by filing the required Statement of Work - Cash Payment with the Ministry of Energy and Mines on January 22, 2001. The Standard claim is now  in  good  standing  until  February  24,  2002.


                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which Standard is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of Standard during the fiscal year ended August 31, 2001.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year, there has been no established trading market for Standard's common stock. Since its inception, Standard has not paid any dividends on its common stock, and Standard does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2001 Standard had 35 shareholders; one of these shareholders is an officer and director of Standard.



ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION


LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $38,383 as at August 31, 2001. To date, the growth of Standard has been funded by the sale of shares and advances by the director and President in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

The plan of operations during the next twelve months will be to maintain the Standard claim in good standing with the Province of British Columbia.
Presently  Standard  does  not have the funds to consider any additional mineral claims. Over the next twelve months Standard will have to rely upon its directors and officers to furnish funds to meet current commitments.

Management estimates that a minimum of approximately $13,000 will be required over the next twelve months to pay for such expenses as bookkeeping, auditing, filing fees, exploration activities on the Standard claim and payments to the transfer agent. The above noted figure does not include amounts owed to creditors in the amount of $10,229 as at August 31, 2001. If all debts, other than amounts owed to related parties, are settled during the next twelve months Standard will need approximately $23,000. At present, Standard does not have these funds. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

The amount of $12,506 due to related parties bears no interest and has not fixed terms of repayment.

The  amounts  owed to third party creditors as at August 31, 2001 is as follows:

          Auditors                  $  4,100
          Accountant                   4,200
          Edgar  filing  fees            374
          Office  expenses               355
          Transfer  agent              1,200
                                      ------
               Total  due            $10,229
                                      ======

Standard will have to raise funds to settle these outstanding liabilities if it wishes to continue to operate in the future.

Standard does not expect to purchase or sell any plant or significant equipment during the next year.

Standard  does  not  expect  any significant changes in the number of employees.


                          ITEM 7.  FINANCIAL STATEMENTS


The financial statements of Standard are included following the signature page to this Form 10-KSB.


      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, Standard's principal accountant is Seller and Andersen, L.L.C. of Salt Lake City, Utah. The firm's report for the period from inception to August 31, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and Standard's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of August 31, 2001, the name, age, and position of each executive officers and director and the term of office for the director of Standard.





                                                                        Term as
                                                                        Director
Name                                 Age          Position Held          Since
---------------------------------  --------      ---------------         -----
  Del Thachuk . . . . . . . . .       66      President and Director      1998

  Mary Anne Thachuk .  . . . . . .    66      Secretary Treasurer
                                                                          1998




The director of Standard serves for a term of one year and until his successor is elected at Standard's annual shareholders' meeting and is qualified, subject to removal by Standard's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of director and is qualified.

Set forth below is certain biographical information regarding each of Standard's executive officers and director.

DEL THACHUK has been the President and a Director of Standard since its inception. Mr. Thachuk graduated from Victoria Composite High School in Edmonton, Alberta before spending nine months articling as a chartered accountant student. Subsequently, Mr. Thachuk worked for two years for the City of Edmonton as a surveyor before entering professional football for four years. He was a player for London Lords in London, Ontario and then was hired by the Edmonton Eskimos. From 1962 to 1969, Mr. Thachuk was owner and president of Civic Tire & Battery Ltd. located in Olds, Alberta. His company owned three tire shops and was in partnership with an additional two. Subsequent to the sale of his company he became a contractor for a short period of time during which time he build and sold five houses and approximately thirty pre-fab homes. In 1971, Mr.Thachuk commenced mining a placer gold property he owned in Atlin, British Columbia. During the fifteen years he mined his placer property he extracted in excess of 30,000 ounces of gold. With the sale of the placer property, Mr. Thachuk, over the next five years, entered into various mining ventures in Nevada, Washington State and British Columbia. During this same period of time, Mr. Thachuk was president of Red Fox Minerals Ltd., a company listed on the former Vancouver Stock Exchange. In 1991, he became part owner and general manager for Koben Sand & Gravel which employed 36 employees and in its third year of operations had in excess of CDN $6,000,000 in sales. In 1994. Mr. Thachuk became a consultant for various companies until 1997 when he incorporated and became president of Mine A Max Corporation, a company trading on the OTC Bulletin Board in United States. Recently he has formed a Nevada company named Info-Pro Marketing Inc. specializing in the distribution of educational books.

MARY ANNE THACHUK has been Secretary Treasurer of Standard since its inception. She graduated from Jasper Place Sr. High in Edmonton in 1954 and then obtained a Certified Secretarial Diploma from McTavish Business College. From 1956 to 1960, Maryanne worked for CJCA Broadcasting Station in Edmonton reporting on court cases, sport related events and other news issues. She was the assistant to the Sports and News Director. In 1960, she moved to Vancouver and was employed as Private Secretary to the President of Dueck Motors. In 1962, she moved back to Alberta where she was trained as an In-Service Social Worker with the Alberta Government Department of Public & Child Welfare. In 1964 Maryanne moved back to the Vancouver as the Private Secretary of the President of Lindal Cedar Homes. From 1965 to 1988 she worked part time for the President of Delmor Enterprises before becoming one of its directors. In 1988, she became the Personal Secretary to the Board Chairman of the Culinary Foods Division for Canadian Airline. Since 1990, she has been working for the B.C. Government
Department of Education (Surrey School District #36) where she has received specialized training in Finance & Administration. In 2001, she retired and has been occupied since as an ordinary housewife.

Del or Mary Anne Thachuk are not directors of another company registered under the Securities and Exchange Act of 1934 other than Del who was a director and officer of Mine A Max Corporation until May 31, 1999.

Del Thachuk, the President and Director, and Maryanne Thachuk, the Secretary Treasurer, are married to one another. The two, however, are not related to any person under consideration for nomination as a director or appointment as an executive officer.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of Standard:

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


               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Standard knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Standard registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, Standard knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at August 31, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                    Position                           Report  to  be  Filed
----                    --------                           ---------------------

Del  Thachuk            President  and  Director                   Form  3

Mary  Anne  Thachuk     Secretary  Treasurer                       Form  3

                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2001.

     The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 1999 to 2001 to Standard's President and Director and Secretary Treasurer.

                     SUMMARY COMPENSATION TABLE (1999-2001)
                                            Long  Term Compensation (US Dollars)
                                          --------------------------------------
                Annual  Compensation              Awards                Payouts
                 --------------------             ------                -------




(a)                      (b)        (c)     (e)        (f)       (g)        (h)         (i)
                                            Other    Restricted                       All other
                                            annual   stock       Options/    LTIP     compen-
Name and Princi- .                          Comp.    awards       SAR       payouts   sation
pal position . . . .     Year     Salary     ($)       ($)        (#)          ($)        ($)
--------------------  -------  ----------- --------.. --------   --------   -------   ---------

Del Thachuk. . . . .     1999      -0-       -0-       -0-       -0-           -0-       -0-
President and. . . .     2000      -0-       -0-       -0-       -0-           -0-       -0-
   Director. . . .       2001      -0-       -0-       -0-       -0-           -0-       -0-

Mary Anne Thachuk. .     1999      -0-       -0-       -0-       -0-           -0-       -0-
Secretary Treasurer.     2000      -0-       -0-       -0-       -0-           -0-       -0-
               . . .     2001      -0-       -0-       -0-       -0-           -0-       -0-




There has been no compensation given to the Director or Officers during the periods ended August 31, 1999 to 2001. There are no stock options outstanding as at August 31, 2001, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

BONUSES  AND  DEFERRED  COMPENSATION

None

COMPENSATION  PURSUANT  TO  PLANS

None

PENSION  TABLE

None

OTHER  COMPENSATION

The President and Secretary Treasurer have not received any compensation for the time they devote to Standard. Nevertheless, Standard does give recognition to the time spent by accruing as an expense each month a charge of $200 per month as management fees with an offsetting credit to Capital in excess of par value. The amount so accrued with not be pay in either cash or shares to the President or Secretary Treasurer in the future.

COMPENSATION  OF  DIRECTOR

None

TERMINATION  OF  EMPLOYMENT

There are no compensatory plans or arrangements, including payments to be received from Standard, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Standard or its subsidiaries, or any change in control of Standard, or a change in the person's responsibilities following a change in control of Standard.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at August 31, 2001, the name and address and the number of shares of Standard's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





        Name and Address                                      Amount
         of Beneficial                       Nature of     of Beneficial   Percent
            Owner                           Ownership(1)     Ownership     of Class
-------------------------------------       ------------  --------------   --------
       DEL THACHUK
       Unit 34 - 3387 King George
       Highway
       Surrey, British Columbia
       Canada, V4P 1B7 . . . . . .         .  Direct           100,000 (i)    7.72

       DORIS O'BRIEN
       626 - Highway 99
       P.O. Box 5
       Surrey, British Columbia
       Canada, V4B 5A8. . . . . .          .  Direct           100,000        7.72

       AUGGNETHA QUASHIE
       15382 - 110A Avenue
       Surrey, British Columbia
       Canada, V3R 9H6 . . . . . .         .  Direct           100,000        7.72

        MICHAEL LEVESQUE
        3350 - 199A Street
        Langley, British Columbia
        Canada, V3A 4T9 . . . . . .        .  Direct           100,000        7.72

        MICHAEL THACHUK
        47 - 20761 Telegraph Trail
        Surrey, British Columbia
        Canada, V1M 2W3 . . . . . . .         Direct          100,000 (ii)    7.72

        GERRY WOLFF
        4364 Woodcrest Road
        West Vancouver, B.C.
        Canada, V7SX 2W1. . . . . .        .  Direct          100,000         7.72

         MARVIS SHAW
         246 - 20071 - 24th Avenue
         Langley, British Columbia
         Canada, V2Z 2A1. . . . . . .         Direct          100,000         7.72

         KEN RADOMSKY
         840 - 15355 - 24th Avenue
         White Rock, B.C.
         Canada, V4B 4C2. . . . . . .         Direct          100,000         7.72

         RAYMOND MILLLER
         301 - 1323 Merklin Street
         White Rock, British Columbia
         Canada, V4A 4C2. . . . . . .         Direct          100,000         7.72

         MARION K. SEPT
         19188 - 84th Avenue
         Surrey, British Columbia
         Canada, V4N 3G5. . . . . .        .  Direct          100,000         7.72

         KAREN FORD
         17773 - 59 a Avenue
         Surrey, British Columbia
         Canada, V3S 1R2. . . . . .        .  Direct (2)      100,000         7.72

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2) These shares have been sold but the certificate has not been changed to denote the new owner.

(3) Under Rule 13-d under the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the persons having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.

     (i) This stock is restricted since it was issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. After this stock has been held for one year, Mr. Thachuk could sell 1% of the outstanding stock in Standard every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There is "stock transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself.

     (ii) Michael Thachuk is the son of the President of Standard. He is married and lives in his own home. These shares are not restricted under Rule 144.



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Standard and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Standard was or is to be a party, in which the amount involved exceeds $60,000, and in which its director or officers, or any security holder who is known by Standard to own of record or beneficially more than 5% of any class of Standard's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS  OF  MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of Standard's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Standard was or is to be a part, in which the amount involved exceeded $60,000 and in which its director or executive officer, or any security holder who is known to Standard to own of record or beneficially more than 5% of the common shares of Standard's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS  WITH  PROMOTERS

Standard  does  not  have  promoters and has no transactions with any promoters.

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS



(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                         Page
-------------------                                                         ----

Report  of  Sellers  and  Andersen  L.L.C.                                    24

Balance  Sheet  as  at  August  31,  2001  and  2000
25

Statement of Operations for the year ended August 31, 2001 and 2000 and for the  period  from September 24, 1998 (Date of Inception)
        to August 31,           2002                                          26

Statement  in  Changes  in  Stockholders'  Equity  for the period
        from September      24,  1998  (Date  of  Inception)  to  August
        31,  2001                                                             27

Statement  of  Cash  Flows  for  the  year  ended  August  31, 2001 and
        2000 and for  the  period  from  September  24,  1998 (Date  of
        Inception)  to  August  31,  2001                                     28

Notes  to  the  Financial  Statements                                         29


(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The  following  exhibits  are  included  as  part  of  this report by reference:

1.   Certificate  of  Incorporation,  Articles  of  Incorporation  and  By-laws

1.1 Certificate of Incorporation (incorporated by reference from Standard's Registration Statement on Form 10-SB filed on December 6, 1999)

1.2  Articles  of  Incorporation  (incorporated  by  reference  from  Standard's
     Registration  Statement  on  Form  10-SB  filed  on  December  6,  1999)

1.3 By-laws (incorporated by reference from Standard's Registration Statement on Form 10-SB filed on December 6, 1999)

99.1 Certification  of  the  President  Pursuant  to  Section  906  of  the
     Sarbanes-Oxley  Act  of  2002                                           32

99.2 Certification  of  the  Secretary  Treasurer Pursuant to Section 906 of
     the Sarbanes-Oxley  Act  of  2002                                       33

(b)  Reports  on  Form  8-K

     None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 STANDARD  CAPITAL  CORPORATION
                                        (Registrant)



Date: July 8, 2003               By:/s/  "Del  Thachuk"
                                 ----------------------
                                        Del  Thachuk
                                   President  and  Director


Date: July 8, 2003               By:/s/  "Mary  Anne  Thachuk"
                                 ------------------------------
                                       Mary  Anne  Thachuk
                                      Secretary  Treasurer

CERTIFICATIONS

I,  E.  Del  Thachuk,  certify  that:

1. I have reviewed this Annual report on Form 10-KSB of Standard Capital Corporation ("Standard");

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Standard as of, and for, the periods presented in this Annual report;

4. Standard's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Standard and have :

     (a) Designed such disclosure controls and procedures to ensure that material information relating to Standard is made known to us by others within it, particularly during the period in which this Annual report is being prepared;

     (b) Evaluated the effectiveness of Standard's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation date"); and

     (c) Presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. Standard's other certifying officer and I have disclosed, based on our most recent evaluation, to Standard's auditors and Standard's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect Standard's ability to record, process, summarize and report financial data and have identified for Standard's auditors any material weaknesses in internal controls, and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Standard's internal controls; and

6. Standard's other certifying officer and I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date July 8, 2003 :

/s/  "E.  Del  Thachuk"
------------------------------------
E.  Del  Thachuk
President  and  Director

CERTIFICATIONS

I,  Mary  Anne  Thachuk,  certify  that:

1. I have reviewed this Annual report on Form 10-KSB of Standard Capital Corporation ("Standard");

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Standard as of, and for, the periods presented in this Annual report;

4. Standard's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Standard and have :

     (a) Designed such disclosure controls and procedures to ensure that material information relating to Standard is made known to us by others within it, particularly during the period in which this Annual report is being prepared;

     (b) Evaluated the effectiveness of Standard's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation date"); and

     (c) Presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. Standard's other certifying officer and I have disclosed, based on our most recent evaluation, to Standard's auditors and Standard's board of directors:

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect Standard's ability to record, process, summarize and report financial data and have identified for Standard's auditors any material weaknesses in internal controls, and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Standard's internal controls; and

6. Standard's other certifying officer and I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date July 8, 2003 :

/s/  "Mary  Anne  Thachuk"
------------------------------------
      Mary  Anne  Thachuk
      Secretary  Treasurer

ANDERSEN ANDERSEN & STRONG, L.C.              941  East  3300 South,  Suite  220
Certified  Public  Accountants  and               Salt Lake  City,  Utah,  84106
Business Consultants Board
Member  SEC  Practice  Section  of  the  AICPA        Telephone     801-486-0096
                                                            Fax     801-486-0098

Board  of  Directors
Standard  Capital  Corporation
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Standard Capital Corporation (exploration stage company) at August 31, 2001, and the statement of operations, stockholders' equity, and cash flows for the year ended August 31, 2001 and 2002 and the period September 24, 1998 (date of inception) to August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting priciples used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2001, and the results of operations, and cash flows for the years ended August 31, 2001 and 2000 and the period September 24, 1998 (date of inception) to August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City,  Utah                   /s/  "Andersen Andersen & Strong L.C."
October 28, 2001

                          STANDARD CAPITAL CORPORATION
                           (EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET

                            AUGUST 31, 2001 AND 2000








                                                            2001
                                                         ---------
ASSETS

CURRENT ASSETS

    CASH . . . . . . . . . . . . . . . . . . . . .    .  $      3
                                                      ---------  ---------

          TOTAL CUURRENT ASSETS                          $      3
                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    ACCOUNTS PAYABLE - RELATED PARTY . . .   . . . . .   $ 12,506
    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES   . . . .     10,229
                                                        ---------
          TOTAL CURRENT LIABILITIES                        22,735
                                                        ---------

STOCKHOLDERS' EQUITY

    COMMON STOCK
         25,000,000 SHARES AUTHORIZED, AT $0.001 PAR
         VALUE, 1,295,000 SHARES ISSUED AND
         OUTSTANDING . . . . . . . . . .   . . . . . .      1,295

    CAPITAL IN EXCESS OF PAR VALUE . . . .   . . . . .     14,355

    DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE      (38,382)
                                                       ---------

                TOTAL STOCKHOLDERS' DEFICIENCY . . .      (22,732)
                                                         --------

                                                         $      3
                                                        =========









    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          STANDARD CAPITAL CORPORATION
                           (EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                   FOR THE YEAR ENDED AUGUST 31, 2001 AND 2000
   AND FOR THE PERIOD FROM SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31,
                                      2001



                                           AUG. 31 ,       AUG. 31,    SEPT 24, 1998
                                            2001            2000      TO AUG.31, 2001
                                         --------        --------     ---------------
REVENUE . . . . . . . . . . . . . . .  $        -     $        -    $            -

EXPENSES                                   13,015         12,392            38,383
                                         --------        -------         ---------

NET LOSS. . . . . . . . . . . . . .    $   13,015      $  12,392    $       38,383
                                         ========        =======         =========











NET LOSS PER COMMON SHARE
     Basic . . . . . . . .  $     (0.01)   $   (0.01)
                               =========      =======

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .    1,295,000    1,295,000
                              =========    =========







   The  accompanying  notes  are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                          (EXPLORATION STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE PERIOD FROM SEPTEMBER 24, 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 2001






                                                                   Capital in
                                              Common      Stock     Excess of    Accumulated
                                              Shares      Amount    Par Value      Deficit
                                            ----------  ----------  ----------  -------------
Balance September 24, 1998 (date of
     inception). . . . . . . . . . . . . .           -  $        -  $        -  $          -

Issuance of common shares for cash at
    $0.001 - January 11, 1999. . . . . . .   1,000,000       1,000           -             -

Issuance of common shares for cash at
    $0.001 - February 19, 1999 . . . . . .     100,000         100           -             -

Issuance of common shares for cash at
    $0.01 - February 15, 1999. . . . . . .     195,000         195       1,755             -

Capital contributions - expenses . . . . .           -           -       4,200

Net operating loss for the period from
    September 24, 1998 to August 31, 1999.           -           -           -       (12,976)
                                               --------     -------     -------      --------
BALANCE AUGUST 31, 1999                      1,295,000       1,295       5,955       (12,976)

Capital contributions - expenses . . . . .           -           -       4,200             -

Net operating loss for the year ended
    August 31, 2000. . . . . . . . . . . .           -           -           -       (12,392)
                                            ----------  ----------  ----------  -------------

BALANCE AUGUST 31, 2000. . . . . . .         1,295,000       1,295      10,155       (25,368)

Capital contributions - expenses                     -           -       4,200             -

Net operating loss for the year
   ended August 31, 2001                             -           -           -       (13,015)
                                             ----------  ---------     -------      ---------
BALANCE AUGUST 31, 2001                      1,295,000    $  1,295    $ 14,355     $ (38,383)
                                             =========     =======      ======      =========






   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                           (EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED AUGUST 31, 2001 AND 2000 AND
                     FOR THE PERIOD FROM SEPTEMBER 24, 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 2001







                                                  AUG 31,         AUG 31,    SEPT 24, 1998 TO
                                                   2001            2000        AUG 31, 2001
                                            --------------  --------------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $     (13,015)  $     (12,392)      $    (38,383)

     Adjustments to reconcile net loss
         to net cash provided by
         operating activities:

        Changes in accounts payable                 8,642           5,836             22,736
        Capital contributions - expenses .          4,200           4,200             12,600
                                               ----------       ---------           ---------

             Net Cash form Operations. . .           (172)         (2,356)            (3,047)
                                               ----------       ----------          ---------

CASH FLOWS FROM
     FINANCING ACTIVITIES:

        Proceeds from issuance of
            common stock . . . . . . . . .              -               -              3,050
                                               ----------       ----------           --------

     Net Increase in Cash. . . . . . . . .           (172)         (2,356)                 3

     Cash at Beginning of Period . . . . .            175           2,531                  -
                                                ----------      ---------            --------

     CASH AT END OF PERIOD . . . . . . . .  $           3   $         175        $         3
                                                =========       =========            ========







   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2001

1.   ORGANIZATION

     Standard was incorporated under the laws of the State of Delaware on September 24, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.

     Standard was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. Standard has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage (see note 3).

     Standard has completed one Regulation D offering of 1,295,000 shares of its capital stock for cash.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Accounting  Methods
     -------------------

     Standard recognizes income and expenses based on the accrual method of accounting.

     Dividend  Policy
     ----------------

     Standard  has  not  yet  adopted  a  policy regarding payment of dividends.

     Income  Taxes
     -------------

     On August 31, 2001, Standard had a net operating loss carry forward of $38,383. The tax benefit of $11,212 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2022.

     Earnings (Loss ) Per Share
     --------------------------

     Earning (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                             STANDARD CAPITAL CORPORATION
                             (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2001


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Capitalization of Mineral Claim Costs
     -------------------------------------
     Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for mine equipment are capitalized and depreciated over their useful lives.

     Environmental  Requirements
     ---------------------------

     At the report date environmental requirements related to the mineral claim acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

     Financial Instruments
     ---------------------

     The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value.

     Estimates  and  Assumptions
     ---------------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2001


3.   AQUISITION  OF  MINERAL  CLAIM

     The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2002.

     The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.


4.   RELATED  PARTY TRANSACTIONS

     Related parties have acquired 7.8% of the common stock issued and have made capital contributions to the Company in the form of expenses paid for the Company.

5.   GOING  CONCERN

     The Company will need additional working capital to service its debt and to be successful in its efforts to develop the mineral claims acquired and continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.