Form 10QSB
period 2001-11-30
STANDARD CAPITAL CORP
filed 2003-07-08
CIK 93314

20

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          November  30,  2001
                                            -------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0-30402
                                      ----------


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

34-3387 King George Highway
Surrey,  British  Columbia,  Canada                          V4P 1B7
----------------------------------------                ---------------
(Address  of  principal executive offices)                   (Zip Code)

                         1  -  604  -  538-4898
                         ----------------------
             Registrant's  telephone  number,  including  area  code

  800-15355 24th Avenue, Suite 287, White Rock, British Columbia, Canada,
                                   V4A 2H9
  -----------------------------------------------------------------------
  (Former  name, address, and fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the latest practicable date:     1,295,000 common shares with a
par  value  of  $0.001  per  share  as  at  November  30,  2001.

Transitional  Small  Business  Disclosure Format (Check one):   Yes [X]  No [  ]

                                      INDEX





                                                                          PAGE
                                                                         NUMBER
                                           ----------
PART 1.

    ITEM 1.. .Financial Statements (unaudited)                               3

              Balance Sheet as at November 30, 2001 and August 31,
                  2001                                                    .  4

              Statement of Operations
                  For the three months ended November 30, 2001 and
                  2000 and for the period September 24, 1998 (Date of
                  Inception) to November 30, 2001 . . . . . . . . . .        5

              Statement of Cash Flows
                  For the three months ended November 30, 2001 and
                  2000 and for the period September 24, 1998 (Date
                  of  Inception) to November 30, 2001 . . . . . . .          6

              Notes to the Financial Statements. . . . . . .                 7

    ITEM 2.   Management's Discussion and Analysis or Plan of
        . . . . . Operations                                                10

PART 11. . .  OTHER INFORMATION                                             13

    ITEM 1. . LEGAL PROCEEDINGS                                             13

    ITEM 2.   CHANGES IN SECURITIES AND USE OF
             . .  PROCEEDS                                                  14

    ITEM 3. . DEFAULTS UPON SENIOR SECURITIES                               14

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
              . . SEUCURITY HOLDERS                                         14

    ITEM 5. . OTHER INFORMATION                                             14

    ITEM 6. . EXHIBITS AND REPORTS ON FORM 8-K                              14

              SIGNATURES . . .. . . . . . .                                 15


                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at November 30, 2001 (with comparative figures as at November 30,
2000) and the statement of operations and statement of cash flow for the three months ended November 30, 2001 and 2000 and for the period from September 24, 1998 (date of incorporation) to November 30, 2001 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2001, are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.

                          STANDARD CAPITAL CORPORATION
                            (Exploration Stage Company)

                                 BALANCE  SHEET

                                November 30, 2001
                  (with comparative figures at August 31, 2001)

                      (Unaudited - Prepared by Management)





                                                             NOVEMBER 30    AUGUST 31
                                                                2001           2001
                                                            -------------  ------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $         29   $         3
                                                                --------        -------

                                                            $         29   $         3
                                                                ========        =======

LIABILITIES

      Accounts payable and accrued liabilities . . . . . .  $     11,262        10,229
      Accounts payable - related party . . . . . . . . . .        12,657        12,507
                                                                --------       --------
                                                                  23,919        22,736
                                                                 -------       --------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .        15,405        14,355

     Deficit accumulated during the exploration stage. . .       (40,590)      (38,383)
                                                                ---------      --------

           Total Stockholders' Equity (deficiency) . . . .       (23,890)      (22,733)
                                                                ---------      --------

                                                            $         29   $         3
                                                                ========       ========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

  For the three months ended November 30, 2001 and 2000,  and for the period
     From September 24, 1998 (Date of Inception) to November 30, 2001

                     (Unaudited  -  Prepared by Management)





                                             FOR THE       FOR THE
                                              THREE         THREE
                                              MONTHS        MONTHS               DATE OF
                                              ENDED         ENDED              INCEPTION TO
                                           NOVEMBER 30,   NOVEMBER 30,         NOVEMBER 30,
                                              2001           2000                   2001
                                          -------------   -----------          -----------
SALES . . . . . . . . . . . . . . . .      $     -        $      -           $           -
                                          --------        --------             ------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .          950             950                  14,250
     Bank charges and interest. . . .           17              32                     298
     Edgar filing fees. . . . . . . .            -               -                   1,989
     Geological report. . . . . . . .            -               -                   1,780
     Incorporation costs. . . . . . .            -               -                     255
     Legal fees . . . . . . . . . . .            -               -                     487
     Management fees. . . . . . . . .          600             600                   7,800
     Miscellaneous. . . . . . . . . .          107               -                     662
     Office expenses. . . . . . . . .            9              85                     779
     Rent . . . . . . . . . . . . . .          300             300                   3,900
     Staking  and recording costs . .            -               -                   1,670
     Telephone. . . . . . . . . . . .          150             150                   1,950
     Transfer agent's fees. . . . . .           74               -                   4,770
                                         ---------        ---------               ---------

NET LOSS. . . . . . . . . . . . . . .     $ (2,207)       $ (2,117)          $     (40,590)
                                         =========        =========               =========



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $         -   $           -
                                         =========        ==========


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .    1,295,000       1,295,000
                                         =========       =========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   For the three months ended November 30, 2001 and 2000 and for the period from September 24, 1998 (Date of Inception) to November 30, 2001

                      (Unaudited - Prepared by Management)






                                               FOR THE THREE    FOR THE THREE
                                                  MONTHS           MONTHS               DATE OF
                                                  ENDED            ENDED             INCEPTION TO
                                               NOVEMBER 30,      NOVEMBER 30,         NOVEMBER 30,
                                                  2001              2000                  2001
                                              -------------      ------------        -------------

CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . .  .  $     (2,207)       $   (2,117)          $  (40,590)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          1,033               892               11,262
          Accounts payable - related party            150                 -               12,657
          Capital contributions. . . . . .          1,050             1,050               13,650
                                                ---------         ---------            ----------

               Net Cash from Operations. .             26              (175)              (3,021)
                                                ---------         ----------           ----------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -                 -                3,050
                                                ---------        ----------            ----------

                                                        -                 -                3,050
                                                 --------        ----------            ----------

     Net Increase in Cash. . . . . . . . .             26              (175)                  29

     Cash at Beginning of Period . . . . .              3               175                    -
                                                ---------        ----------           -----------

     CASH AT END OF PERIOD . . . . . . . .   $         29       $         -        $          29
                                                =========        ==========           ===========








     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2001

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

     Income  Taxes
     -------------

     On November 30, 2001, the Company had a net operating loss carry forward of $40,590. The tax benefit of $12,177 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

     The  loss  carry  forward  will  expire  in  2022.

     Basic  and  Diluted  Net  Income  (loss)  Per  Share
     ----------------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
     (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2001

                      (Unaudited - Prepared by Management)


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Environmental  Requirements
     ---------------------------

     At the report date environmental requirements related to the mineral claim acquired (Note 3) are unknown and therefore any estimate of any future cost cannot be made.

     Mineral  Claim  Costs
     ---------------------

     Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

     Financial  and  Concentration  Risk
     -----------------------------------

     The Company does not have any concentration or related financial credit risk.

     Revenue  Recognition
    --------------------

     Revenue is recognized on the sale and delivery of product or the completion of services provided.

     Statement  of  Cash  Flows
     --------------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Financial  Instruments
     ----------------------

     The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value.

     Estimates  and  Assumptions
     ---------------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2001

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


4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officers-directors, and their controlled entities, have acquired 7.8% of the outstanding common stock and have made no interest, demand loans of $12,657 to the Company, and have made contributions to capital of $ 13,650 by the payment of Company expenses.


5.   GOING  CONCERN

     The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, and payment of Company expenses by its officer, which will enable the Company to operate for the coming year.

     .

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS


The following discussion should be read in conjunction with the information contained in the financial statements of Standard Capital Corporation ("Standard") and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Standard  presently  has  minimal  day-to-day  operations  and  to  maintain the
Standard claim in good standing on an annual basis and prepare the filings of reports to the United States Securities and Exchange Commission (the "SEC") as required. Due to a lack of working capital, Standard is deficient in its filing of reports to the SEC. Management is currently attempting to rectify this situation.

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $40,590. To date, the growth of Standard has been funded by the sale of shares and advances by its director and President in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

The plan of operations during the next twelve months will be to maintain the Standard claim in good standing with the Province of British Columbia and meet its filing requirements. Presently Standard does not have the funds to consider any additional mineral claims. Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $10,200 will be required over the next twelve months to pay for such expenses as bookkeeping, auditing, filing fees, exploration activities on the Standard claim and payments to the transfer agent. The above noted figure does not include amounts owed to creditors in the amount of $11,262 as at November 30, 2001. If all debts, other than amounts owed to related parties, are settled during the next twelve months Standard will need approximately $21,500. At present Standard does not have these funds and would be required to either sell shares in its capital stock or obtain further advances from its director and President. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

Standard has undertaken no product research and development since inception. Management has no plans to purchase or sell any plant or significant equipment in the foreseeable future. In addition, Standard does not expect a significant change in the number of employees.

There are certain risk factors regarding Standard's operation which might effect the outcome of its ability to operate in the future are listed below.

1. Standard's auditors indicated there may be a going concern problem and Standard may not be able to achieve its objectives.

The auditors have issued a going concern opinion in their opinion attached to the audited financial statements for the year ended August 31, 2001. This means there is substantial doubt on the part of the auditors where Standard can continue its operations for the next twelve months based on its financial status as at the year-end. If its President and director is unwilling to continue to advance Standard money, Standard will need to raise money necessary for the exploration of the Standard claim, or else it might have to cease operations. Without the ability to explore the Standard claim, Standard will not be able to achieve its objectives set by management.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $40,590. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

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

5.     Lack  of  geological  experience  by  the  officers  and  directors

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

The foregoing plan of operations contains forward-looking statements that are subject to the risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations.


                           PART 11 - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

There are no legal proceedings to which Standard is a party or to which its mineral claim is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There  has  been,  since  inception,  no  meeting  of  securities  holders.

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

1.     Certificate  of  Incorporation,  Articles  of  Incorporation  and By-laws

1.1 Certificate of Incorporation (incorporated by reference from Standard's Registration Statement on Form 10-SB filed on December 6, 1999)

1.2    Articles  of  Incorporation  (incorporated  by reference from Standard's
       Registration  Statement  on  Form  10-SB  filed  on  December  6,  1999)

1.3    By-laws  (incorporated  by  reference  from  Standard's  Registration
       Statement  on  Form  10-SB  filed  on  December  6,  1999)

99.1 Certification of the President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Certification of the Secretary Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports  on  Form  8-K

       None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        STANDARD CAPITAL CORPORATION
                                             (Registrant)



     Date: July 8, 2003            /s/   "E.  Del  Thachuk"
                                   ------------------------
                                        E.  Del  Thachuk
                                    President  and  Director


     Date: July 8, 2003            /s/  "Mary  Anne  Thachuk"
                                   --------------------------
                                      Mary  Anne  Thachuk
                                      Secretary  Treasurer

CERTIFICATIONS

I,  E.  Del  Thachuk,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Standard Capital Corporation ("Standard");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Standard as of, and for, the periods presented in this quarterly report;

4. Standard's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Standard and have :

     (a) Designed such disclosure controls and procedures to ensure that material information relating to Standard is made known to us by others within it, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of Standard's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

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

6. Standard's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date July 8, 2003 :

                                                     /s/  "E.  Del  Thachuk"
                                              -------------------------------
                                                        E.  Del  Thachuk
                                                      President  and  Director

CERTIFICATIONS

I,  Mary  Anne  Thachuk,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Standard Capital Corporation ("Standard");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Standard as of, and for, the periods presented in this quarterly report;

4. Standard's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Standard and have :

     (a) Designed such disclosure controls and procedures to ensure that material information relating to Standard is made known to us by others within it, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of Standard's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

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

6. Standard's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date July 8, 2003 :

                                                /s/  "Mary  Anne  Thachuk"
                                             ----------------------------------
                                                     Mary  Anne  Thachuk
                                                     Secretary  Treasurer