Form 10QSB
period 2002-02-28
STANDARD CAPITAL CORP
filed 2003-07-09
CIK 93314

7

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          February  28,  2002
                                            -------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number                  0-30402
                                       ----------


                             STANDARD  CAPITAL  CORPORATION
                             ------------------------------
               (Exact  name  of  registrant  as  specified  in  charter)


          Delaware                                          91-1949078
          --------                                          ----------
(State  or  other  jurisdiction of                   (I.R.S.  Employer
incorporation  or  organization)                    Identification No.)

34-3387  King  George  Highway
Surrey,  British  Columbia,  Canada                            V4P 1B7
-----------------------------------                    ---------------
(Address  of  principal executive offices)                  (Zip Code)

                         1  -  604  -  538-4898
                         ----------------------
         Registrant's  telephone  number,  including  area  code

                                   N/A
                                   ---
    Former  name, address, and fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common
equity,  as of the latest practicable date:   1,295,000 common shares with a par
value  of  $0.001  per  share  as  at  February  28,  2002

Transitional  Small  Business Disclosure Format (Check one):   Yes [X]  No [   ]

                                      INDEX






                                                                      PAGE
                                                                    NUMBER
                                         ----------------------------------
PART 1.

    ITEM 1.. Financial Statements (unaudited)                           3

             Balance Sheet as at February 28, 2002 and August 31,
               2001                                                     4

             Statement of Operations
                For the six months ended February 28, 2002 and
                2001 and for the period September 24, 1998 (Date of
                Inception) to February 28, 2002 . . . . . . . . . .     5

             Statement of Cash Flows
                For the three and six months ended February 28, 2002
                and 2001 and for the period September 24, 1998 (Date
                of Inception) to February 28, 2002 .  . . . . .         6

             Notes to the Financial Statements. . .                     7

...  ITEM 2 . Management's Discussion and Analysis or Plan of
                Operations .                                           10

PART 11.     OTHER INFORMATION                                         14

    ITEM 1.  LEGAL PROCEEDINGS                                         14

    ITEM 2.. CHANGES IN SECURITIES                                     14

    ITEM 3.. DEFAULTS UPON SENIOR SECURITIES                           14

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                        14

    ITEM 5.  OTHER INFORMATION                                         14

    ITEM 6.. EXHIBITS AND REPORTS ON FORM 8-K                          14

             SIGNATURES . . . . . .                                    16

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at February 28, 2002 (with comparative figures as at August 31, 2001 and the statement of operations and statement of cash flow for the three and six months ended February 28, 2002 and 2001 and for the period from September 24, 1998 (date of incorporation) to February 28, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2002, are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                                 BALANCE  SHEET

                                February 28, 2002
                  (with comparative figures at August 31, 2001)

                      (Unaudited - Prepared by Management)





                                                             FEBRUARY 28    AUGUST 31
                                                                2002           2001
                                                            -------------  ------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $         98   $         3
                                                                --------       --------

                                                            $         98   $         3
                                                                ========       ========

LIABILITIES

      Accounts payable and accrued liabilities . . . . . .  $     12,346        10,229
      Accounts payable - related party . . . . . . . . . .        14,527        12,506
                                                                --------       --------
                                                                  26,873        22,735
                                                                --------       --------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .        16,455        14,355

     Deficit accumulated during the exploration stage. . .       (44,525)      (38,382)
                                                                --------       --------

           Total Stockholders' Equity (deficiency) . . . .       (26,775)      (22,732)
                                                                --------       --------

                                                            $         98   $         3
                                                                ========       ========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three and six months ended February 28, 2002 and 2001, and for the period from September 24, 1998 (Date of Inception) to
                                February 28, 2002

                     (Unaudited  -  Prepared by Management)






                                     FOR THE               FOR THE               FOR THE        FOR THE
                                      THREE                 THREE                  SIX            SIX
                                      MONTHS                MONTHS               MONTHS          MONTHS            DATE OF
                                      ENDED                 ENDED                ENDED           ENDED             INCEPTION TO,
                                   FEBRUARY 28,          FEBRUARY 28,          FEBRUARY 28,    FEBRUARY 28,        FEBRUARY 28
                                      2002                  2001                 2002            2001                 2002
                                  -------------          ------------          ------------    ------------        -------------
REVENUES . . . . . . . . .      $            -       $             -        $           -    $        -            $          -

EXPENSES . . . . . . . . .               3,935                 1,903                6,142         4,020                  44,525
                                  ------------           -----------            ---------       -------                 --------

NET LOSS . . . . . . . . .      $       (3,935)      $        (1,903)       $      (6,142)   $   (4,020)           $    (44,525)
                                  =============          ============           ==========      ========               =========



NET LOSS PER COMMON SHARE

     Basic . . . . . . .     .  $            -       $             -        $           -     $       -
                                  =============          ============           =========       ========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .           1,295,000             1,295,000            1,295,000     1,295,000
                                  ============           ============           ==========     =========







     The accompanying notes are an integral part of these unaudited financial
     ------------------------------------------------------------------------
                                   statements.
                                   -----------

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the six months ended February 28, 2002 and 2001 and for the period from September 24, 1998 (Date of Inception) to February 28, 2002

                      (Unaudited - Prepared by Management)






                                             FOR THE SIX     FOR THE SIX
                                                MONTHS          MONTHS        DATE OF INCEPTION
                                                ENDED           ENDED                TO
                                             FEBRUARY 28,    FEBRUARY 28,        FEBRUARY 28,
                                                 2002            2001               2002
                                            -------------    ------------      ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $      (6,142)  $      (4,020)       $     (44,525)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          2,117           1,745               12,346
          Accounts payable - related party          2,021               -               14,527
          Capital contributions. . . . . .          2,100           2,100               14,700
                                                ---------       ---------            ----------

               Net Cash from Operations. .             95            (175)              (2,952)
                                                ---------       ---------            ----------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -                3,050
                                                 --------       ----------          -----------

                                                        -               -                1,295
                                                ----------      ----------          -----------

     Net Increase in Cash. . . . . . . . .             95            (175)                  98

     Cash at Beginning of Period . . . . .              3             175                    -
                                                ---------      ----------          ------------

     CASH AT END OF PERIOD . . . . . . . .  $          98   $           -        $          98
                                                =========      ==========          ============








     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2002

                      (Unaudited - Prepared by Management)


1.   ORGANIZATION
-----------------

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


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
---------------------------------------------------

     Accounting  Methods
     -------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

     Dividend  Policy
     ----------------

     The  Company  has  not yet adopted a policy regarding payment of dividends.

     Income  Taxes
     -------------

     On February 28, 2002 the Company had a net operating loss carry forward of $44,525. The tax benefit of $13,360 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

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

                                   February 28, 2002

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

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2002

                      (Unaudited - Prepared by Management)


3.   AQUISITION  OF  MINERAL  CLAIM

     The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 24, 2003. The Company funded a physical work program in January 2002 in order to renew these claims. The costs of staking and filing have been expensed.


4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 7.8% of the outstanding common stock and have made no interest, demand loans of $14,527 to the Company, and have made contributions to capital of $14,700 by the payment of Company expenses.


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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $44,525. To date, the growth of Standard has been funded by the sale of shares and advances by its director and President in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $10,200 will be required over the next twelve months to pay for such expenses as bookkeeping, auditing, filing fees, exploration activities on the Standard claim and payments to the transfer agent. The above noted figure does not include amounts owed to creditors in the amount of $12,346 as at February 28, 2002. If all debts, other than amounts owed to related parties, are settled during the next twelve months Standard will need approximately $22,500. At present Standard does not have these funds and would be required to either sell shares in its capital stock or obtain further advances from its director and President. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS  OF  OPERATIONS

On January 24, 2002, a Mine Technologist completed a report regarding work done on the Standard claim between January 18 and 21, 2002.

The Standard claim was staked to encompass prospective ground in the Fergusson Creek drainage basin. The Fergusson Creek bisects the claim block in the northeast corner of the claim. The objective of this physical work program is to lay out a sampling grid system in preparation for a geochemical soils sampling program. A total budget of $2,133 was expended to lay out approximately 9,700 feet of sampling grid.

The Standard claim was located and staked on January 24, 1999 by the four post staking method and is presently in good standing. This mineral claim consists of 18 units totaling 450 hectares with an area 2 miles south by 1 mile west.

The Legal Corner Post is located approximately 2 miles southeast of the Village of Bralorne and on the north side of Fergusson Creek. Access to the Standard claim is by snowmobile part way up the Fergusson Creek access trail to the 5,800 feet elevation and approximately I mile up Fergusson Creek.

The claim boundary is characterized by extreme topographical conditions. Sub-alpine scrub alder and hemlock trees grow at the creek elevations and rock outcropping exposure is good along peaks and ridges in the east half of the canyon. The winters are cold with generally high snowfall accumulations and summers are hot and dry.

Assessment work filed with B.C. Minfile documents the immediate claim area being prospected. Trenching and underground exploration work was completed on adjacent ground. Two zones of mineralization were identified. Assays from this sheared vein structures ranged from 8.7 g/t to 28.2 g/t gold over variable widths of 10 cm to 80 cm.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $44,525. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

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


                                 STANDARD CAPITAL CORPORATION
                                          (Registrant)



     Date:July 8, 2003             /s/   "E.  Del  Thachuk"
                                   ------------------------
                                        E.  Del  Thachuk
                                       President  and  Director


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