Form 10QSB
period 2002-05-31
STANDARD CAPITAL CORP
filed 2003-07-09
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          May  31,  2002
                                            --------------

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

                                   N/A
                                   ---
  (Former  name, address, and fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the latest practical date:   1,295,000 common shares with a par
value  of  $0.001  per  share  as  at  May  31,  2002.

Transitional  Small  Business  Disclosure Format (Check one):   Yes [X]  No [  ]

                                      INDEX





                                                                          PAGE
                                                                        NUMBER
                                                       -------------------------
PART 1.

    ITEM 1. . Financial Statements (unaudited)                                3

              Balance Sheet as at May 31, 2002 and August 31,
                 2001                                                         4

              Statement of Operations
                 For the three and nine months ended May 31, 2002 and
                 2001 and for the period September 24, 1998 (Date of
                 Inception) to May 31, 2002 . . . . . . . . . . . . .         5

              Statement of Cash Flows
                 For the nine months ended May 31, 2002 and 2001
                 and for the period September 24, 1998 (Date of
                 Inception) to May 31, 2002 . . . . . . . . . . . .           6

              Notes to the Financial Statements . . . .                       7

    ITEM 2.   Management's Discussion and Analysis or Plan of
                 Operations                                                  10

PART 11.      OTHER INFORMATION                                              14

    ITEM 1. . LEGAL PROCEEDINGS                                              14

    ITEM 2. . CHANGES IN SECURITIES              .                           14

    ITEM 3. . DEFAULTS UPON SENIOR SECURITIES        .                       14

    ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
            . . .SECURITY HOLDERS                                            14

    ITEM 5.   OTHER INFORMATION                                              14

    ITEM 6. . EXHIBITS AND REPORTS ON FORM 8-K                               14

              SIGNATURES. . . . . . . . .                                    16






                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at May 31, 2002 (with comparative figures as at August 31, 2001 and the statement of operations and statement of cash flow for the three and nine months ended May 31, 2002 and 2001 and for the period from September 24, 1998 (date of incorporation) to May 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2002, are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.

                          STANDARD CAPITAL CORPORATION
                            (Exploration Stage Company)

                                 BALANCE  SHEET

                                  May 31, 2002
                  (with comparative figures at August 31, 2001)

                      (Unaudited - Prepared by Management)





                                                               MAY 31      AUGUST 31
                                                                2002          2001
                                                             ---------     ----------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        78   $         3
                                                               --------       --------

                                                            $        78   $         3
                                                               ========      ========

LIABILITIES

      Accounts payable and accrued liabilities . . . . . .  $    14,848   $    10,229
      Accounts payable - related party . . . . . . . . . .       14,626        12,507
                                                               --------      ---------
                                                                 29,474        22,736
                                                               --------      ---------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.        1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .       17,505        14,355

     Deficit accumulated during the exploration stage. . .      (48,196)      (38,383)
                                                               --------      ---------

           Total Stockholders' Equity (deficiency) . . . .      (29,396)      (22,733)
                                                               ---------     ---------

                                                            $        78   $         3
                                                               ========      =========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

         For the three and nine months ended May 31, 2002 and 2001,  and for the period from September 24, 1998 (Date of Inception)
                                 to May 31, 2002

                     (Unaudited  -  Prepared by Management)






                               FOR THE          FOR THE         FOR THE        FOR THE
                                THREE            THREE            NINE           NINE               DATE OF
                                MONTHS          MONTHS           MONTHS         MONTHS            INCEPTION TO
                                ENDED            ENDED           ENDED          ENDED                MAY 31,
                            MAY 31, 2002     MAY 31, 2001   MAY 31,  2002    MAY 31, 2001              2002
                            ------------     ------------    ------------    ------------          -------------
REVENUES . . . . . . . . .     $         -      $        -     $         -   $        -         $              -

EXPENSES . . . . . . . . .          3,671            5,825           9,813         9,845                  48,196
                                 --------         --------        --------       -------               ----------

NET LOSS . . . . . . . . .     $   (3,671)      $   (5,825)    $    (9,813)  $    (9,845)       $        (48,196)
                                 =========        =========       =========      ========              ==========



NET LOSS PER COMMON SHARE

     Basic . . . . . . . .     $        -       $        -     $        -    $         -
                                 =========        =========       ========       =========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .      1,295,000        1,295,000       1,295,000     1,295,000
                                =========        =========       =========     =========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

      For the nine months ended May 31, 2002 and 2001 and for the period from September 24, 1998 (Date of Inception) to May 31, 2002

                      (Unaudited - Prepared by Management)






                                               FOR THE NINE    FOR THE NINE
                                                  MONTHS          MONTHS               DATE OF
                                                  ENDED           ENDED              INCEPTION TO
                                                 MAY 31,         MAY 31,                MAY 31,
                                                  2002            2001                   2002
                                              ------------     -------------         -------------

CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .    $    (9,814)    $    (9,845)      $      (48,196)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          4,619           4,688               14,848
          Accounts payable - related party          2,120           1,852               14,626
          Capital contributions. . . . . .          3,150           3,150               15,750
                                                 --------         -------            ----------

               Net Cash from Operations. .             75            (155)              (2,972)
                                                 --------         -------            ----------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -                3,050
                                                 --------        --------            ----------

                                                        -               -                1,295
                                                 --------        --------            ----------

     Net Increase in Cash. . . . . . . . .             75            (155)                  78

     Cash at Beginning of Period . . . . .              3             175                    -
                                                  -------        ---------           ----------

     CASH AT END OF PERIOD . . . . . . . .    $        78      $       20       $           78
                                                 ========        =========           ==========




     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2002

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

     Income  Taxes
     -------------

     On May 31, 2002, the Company had a net operating loss carry forward of $48,196. The tax benefit of $14,459 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

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

                                     May 31, 2002

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

     Statement  of  Cash  Flows
     -------------------------

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

                                  May 31, 2002

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


4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officers-directors, and their controlled entities, have acquired 7.8% of the outstanding common stock and have made no interest, demand loans of $14,426 to the Company, and have made contributions to capital of $15,750 by the payment of Company expenses.


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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $48,196. To date, the growth of Standard has been funded by the sale of shares and advances by its director and President in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $10,200 will be required over the next twelve months to pay for such expenses as bookkeeping, auditing, filing fees, exploration activities on the Standard claim and payments to the transfer agent. The above noted figure does not include amounts owed to creditors in the amount of $14,848 as at May 31, 2002. If all debts, other than amounts owed to related parties, are settled during the next twelve months Standard will need approximately $25,000. At present Standard does not have these funds and would be required to either sell shares in its capital stock or obtain further advances from its directors and officers. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $48,196. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

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

Date  July 8, 2003:

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

Date  July 8, 2003:

/s/  "Mary  Anne  Thachuk"
------------------------------------
Mary  Anne  Thachuk
Secretary  Treasurer