Form 10KSB
period 2002-08-31
STANDARD CAPITAL CORP
filed 2003-07-09
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
        For  the  fiscal  year  ended          August  31,  2002
                                               -----------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
         For  the  transaction  period  from               to

         Commission  File  number               0-30402
                                                -------

                        STANDARD  CAPITAL  CORPORATION
                        ------------------------------
                 (Exact  name  of  Company  as  specified  in  charter)

               Delaware                                            91-1948355
               --------                                            ----------
State or other jurisdiction of incorporation         (I.R.S. Employee I.D. No.)
or  organization

34-3387  King  George  Highway
Surrey,  British  Columbia,  Canada                             V4P  1B7
-----------------------------------                             --------
(Address  of  principal  executive offices)                   (Zip Code)

Issuer's  telephone  number,  including  area  code            1-604-538-4898
                                                        ---------------------

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

As at August 31, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


    (STANDARD INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2002, Standard has 1,295,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS



PART  1
-------
                                                                       Page
                                                                       ----





ITEM 1.     DESCRIPTION OF BUSINESS                                      4

ITEM 2. . . DESCRIPTION OF PROPERTY                                      5

ITEM 3. .   LEGAL PROCEEDINGS                                            6

ITEM 4      SUBMISSION OF MATTERS TO VOTE OF
.. . . . . . . .SECURITIES HOLDERS                                        6

PART II
---------

ITEM 5      MARKET FOR COMMON EQUITY AND RELATED
.. . . . . . . .STOCKHOLDER MATTERS                                       6

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS
.. . . . . . . .OR PLAN OF OPERATION                                      7

ITEM 7. . . FINANCIAL STATEMENTS                                         7

ITEM 8      CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING
.. . . . . . . AND FINANCIAL DISCLOSURE                                   7

PART III
---------

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS,
              PROMOTERS, AND CONTROL PERSONS,
              COMPLIANCE WITH SECTION 16 (a) OF
.. . . . . . . THE EXCHANGE ACT                                           8

ITEM 10.. . EXECUTIVE COMPENSATION                                      10

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICAL
... . . . . . .OWNERS AND MANAGEMENT                                     10

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED
... . . . . . .TRANSACTIONS                                              11

PART IV
--------

ITEM 13.. . EXHIBITS AND REPORTS                                        12

            SIGNATURES                                               21-23

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

Standard owns the exclusive rights to all minerals on the Standard claim except for coal which is under a separate license. There is virtually limited possibilities that there is any coal on the Standard claim. The claims are in good standing until February 24, 2003. The claim is owned by the Crown (the Province of British Columbia). If Standard does not perform exploration work or pay cash-in-lieu in the amount of $1,320 on or before February 24, 2003 the rights to the mineral claim will expire and the ground can be staked by someone else.

Standard has no revenue to date from the exploration of the Standard claim, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to explore the Standard claim to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production. Standard anticipates obtaining such funds from its director and President, financial institutions or by way of the sale of its capital stock in the future (see Part 1, Item 2 - "Plan of Operations"), but there can be no assurance that Standard will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Standard is responsible for filing various forms with the United States Securities and Exchange Commission (the "SEC") such as Form 10-KSB and Form 10-QSB but has been deficient in these filings due to a lack of money.
Standard will bring current all filings by the second week of July 2003. Standard has not distributed any material to its shareholders but is planning to hold an annual general meeting of shareholders during 2003.

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

1. STANDARD'S AUDITORS INDICATED THERE MAY BE A GOING CONCERN PROBLEM AND STANDARD MAY NOT BE ABLE TO ACHIEVE ITS OBJECTIVES.

The auditors have issued a going concern opinion in their opinion attached to the audited financial statements for the year ended August 31, 2002. This means there is substantial doubt on the part of the auditors where Standard can continue its operations for the next twelve months based on its financial status as at the year-end. If its President and director is unwilling to continue to advance Standard money, Standard will need to raise money necessary for the exploration of the Standard claim, or else it might have to cease operations. Without the ability to explore the Standard claim, Standard will not be able to achieve its objectives set by management.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $51,885. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

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

Claim  Name          Tenure  No.     Units          Expiry  Date
-----------          -----------     -----          ------------
Standard             367933            18          February  24,  2003

Regional patterns of metal zonation across the eastern flank of the Coast Plutonic Complex divide the camp into gold rich and silver rich deposits related to the proximity with the central plutons (bodies of medium to course-grained igneous rock that formed beneath the surface due to the solidification of magma). 'Congress type' mineralization, represented by low gold-silver ratios and antimony rich ores, developed distal to coast granitic intrusives in shear zones and Tertiary porphyry dykes. Mineralization at the Bralorne and Pioneer mines consist of gold and arsenopyrite (8[FeAsS]) bearing quartz veins filling in echelon tension fractures in the Bralorne diorite (a group of course-grained igneous rocks intermediate in composition between acidic and basic) and Pioneer greenstones. The Standard property is located in a transition zone between gold-arsenic rich and silver-antimony rich zones. Although economic mineralization has not yet been identified on the property, rock samples from the Waterloo showing show multielement anomalies and significant gold values to warrant further investigation.

An exploration program including reconnaissance mapping, prospecting and geochemical sampling is recommended to determine the extent of the mineralizing system on the Standard claim. Further programs of trenching and drilling are recommended contingent on favorable results of each preceding exploration phase.

Exploration  activities  undertaken  between  January  18  to  21,  2002

The Legal Corner Post is located approximately 2 miles southeast of the Village of Bralorne and on the north side of Fergusson Creek. Access to the Standard claim is by snowmobile part way up the Fergusson Creek access trail to the 5,800 feet elevation and approximately 1 mile up Fergusson Creek.

The claim boundary is characterized by extreme topographical conditions. Sub-alpine scrub alder and hemlock trees grow at the creek elevations and rock outcropping exposure is good along peaks and ridges in the east half of the canyon. The winters are cold with generally high snowfall accumulations and summers are hot and dry.

Assessment work for 2002 filed with B.C. Minfile documents the immediate claim area being prospected. Trenching and underground exploration work was completed on adjacent ground. Two zones of mineralization were identified. Assays from this sheared vein structures ranged from 8.7 g/t to 28.2 g/t gold over variable widths of 10 cm to 80 cm.

The above exploration activities has maintained the Standard claim in good standing until February 24, 2003.

                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which Standard is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of Standard during the fiscal year ended August 31, 2002.

                                      PART II


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year there has been no established trading market for Standard's common stock. Since its inception, Standard has not paid any dividends on its common stock, and Standard does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2002 Standard had 35 shareholders; one of these shareholders is an officer and director of Standard.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION



LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $51,885. To date, the growth of Standard has been funded by the sale of shares and advances by the directors and officers in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of approximately $11,000 will be required over the next twelve months to pay for such expenses as bookkeeping, auditing, filing fees, exploration activities on the Standard claim and payments to the transfer agent. The above noted figure does not include amounts owed to creditors in the amount of $17,317 as at August 31, 2002. If all debts, other than amounts owed to related parties, are settled during the next twelve months Standard will need approximately $28,000. At present Standard does not have these funds and would be required to either sell shares in its capital stock or obtain further advances from its directors and officers. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

The amounts due to related parties bears no interest and has not fixed terms of repayment.

The  amounts  owed to third party creditors as at August 31, 2002 is as follows:

          Auditors                  $  7,000
          Accountant                   7,300
          Transfer  agent              2,730
          Office  expenses               287
                                    --------
               Total  due          $  17,317
                                      ======

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


      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, Standard's principal accountant is Seller and Andersen, L.L.C. of Salt Lake City, Utah. The firm's report for the period from inception to August 31, 2002 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and Standard's accountants.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of August 31, 2002, the name, age, and position of each executive officers and the director and the term of office of each director of Standard.





                                   Term as
                                   Director
Name                                 Age         Position Held               Since
---------------------------------  --------  ----------------------          -----
  Del Thachuk . . . . . . . . . .    67       President and Director          1998

  Mary Anne Thachuk                  67         Secretary Treasurer           1998





The director of Standard serves for a term of one year and until his successor is elected at Standard's annual shareholders' meeting and is qualified, subject
to removal by Standard's shareholders.   Each officer serves, at the pleasure of
the board of director, for a term of one year and until his successor is elected at the annual general meeting of the board of director and is qualified.

Set forth below is certain biographical information regarding each of Standard's executive officers and the directors.

DEL THACHUK has been the President and a Director of Standard since its inception. Mr. Thachuk graduated from Victoria Composite High School in Edmonton, Alberta before spending nine months articling as a chartered accountant student. Subsequently, Mr. Thachuk worked for two years for the City of Edmonton as a surveyor before entering professional football for four years. He was a player for London Lords in London, Ontario and then was hired by the Edmonton Eskimos. From 1962 to 1969, Mr. Thachuk was owner and president of Civic Tire & Battery Ltd. located in Olds, Alberta. His company owned three tire shops and was in partnership with an additional two. Subsequent to the sale of his company he became a contractor for a short period of time during which time he build and sold five houses and approximately thirty pre-fab homes. In 1971, Mr.Thachuk commenced mining a placer gold property he owned in Atlin, British Columbia. During the fifteen years he mined his placer property he extracted in excess of 30,000 ounces of gold. With the sale of the placer property, Mr. Thachuk, over the next five years, entered into various mining ventures in Nevada, Washington State and British Columbia. During this same period of time, Mr. Thachuk was president of Red Fox Minerals Ltd., a company listed on the former Vancouver Stock Exchange. In 1991, he became part owner and general manager for Koben Sand & Gravel which employed 36 employees and in its third year of operations had in excess of CDN $6,000,000 in sales. In 1994, Mr. Thachuk became a consultant for various companies until 1997 when he incorporated and became president of Mine A Max Corporation, a company trading on the OTC Bulletin Board in United States. Recently he has formed a Nevada company named Info-Pro Marketing Inc. specializing in the distribution of educational books.

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

The following table sets forth as at August 31, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                            Position                   Report  to  be  Filed
----                            --------                   ---------------------

Del  Thachuk             President  and  Director                      Form  3

Mary  Anne  Thachuk      Secretary  Treasurer                          Form  3


On  September  11,  2002,  Del  Thachuk  filed  a  Form  3  with  the  SEC.


                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2002.

     The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2000 to 2002 to Standard's President, Director and Secretary Treasurer.

                     SUMMARY COMPENSATION TABLE (2000-2002)
                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
Annual  Compensation                          Awards                     Payouts
--------------------                          ------                     -------




(a)                     (b)        (c)         (e)        (f)       (g)     (h)   (i)
                                              Other    Restricted                         All other
                                             annual      stock        Options/    LTIP      compen-
Name and Princi- . .                          Comp.      awards        SAR        payouts   sation
pal position . . . .  Year     Salary          ($)       ($)           (#)         ($)        ($)
--------------------  -------  -----------  ----------  --------     --------  ----------  -------

Del Thachuk. . . . .     2000      -0-         -0-       -0-           -0-         -0-         -0-
President and. . . .     2001      -0-         -0-       -0-           -0-         -0-         -0-
   Director. . . .       2002      -0-         -0-       -0-           -0-         -0-         -0-

Mary Anne Thachuk. .     2000      -0-         -0-       -0-           -0-         -0-         -0-
Secretary Treasurer.     2001      -0-         -0-       -0-           -0-         -0-         -0-
               . . .     2002      -0-         -0-       -0-           -0-         -0-         -0-




There has been no compensation given to the Directors or any of Officers during the periods ended August 31, 2000 to 2002. There are no stock options outstanding as at August 31, 2002, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

BONUSES  AND  DEFERRED  COMPENSATION

None

COMPENSATION  PURSUANT  TO  PLANS

None

PENSION  TABLE

None

OTHER  COMPENSATION

The director has not received any compensation for the time he devotes to Standard. Nevertheless, Standard does give recognition to the time spent by accruing as an expense each month a charge of $200 per month as management fees with an offsetting credit to Capital in excess of par value. The amount so accrued with not be pay in either cash or shares to the director in the future.

COMPENSATION  OF THE DIRECTOR

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at August 31, 2002, the name and address and the number of shares of Standard's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard's common stock, and the name and shareholdings of each director and of all officers and directors as a group.






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



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Standard and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Standard was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Standard to own of record or beneficially more than 5% of any class of Standard's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                         Page
-------------------                                                         ----

        Report  of  Sellers  and  Andersen  L.L.C.                           14

        Balance  Sheet  as  at  August  31,  2002  and  2001                 15

        Statement of Operations for the year ended August 31, 2002 and 2001 and for the period from September 24, 1998 (Date of
            Inception) to August 31, 2002                                    16

        Statement in Changes in Stockholders' Equity for the period from
            September 24, 1998 (Date of Inception) to August 31, 2002        17

        Statement of Cash Flows for the year ended August 31, 2002 and 2001 and for the period from September 24, 1998 (Date of
            Inception) to August 31, 2002                                    18

        Notes to the Financial Statements                                    19

(a)  (2)   FINANCIAL  STATEMENT  SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

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

                                 STANDARD  CAPITAL  CORPORATION
                                        (Registrant)



Date: July 8, 2003                 By:/s/  "Del  Thachuk"
                                   ----------------------
                                         Del  Thachuk
                                  President  and  Director


Date: July 8, 2003            By:    /s/  "Mary  Anne  Thachuk"
                              ---------------------------------
                                       Mary  Anne  Thachuk
                                      Secretary  Treasurer

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

5. Standard's other certifying officer and I have disclosed, based on our most recent evaluation, to Standard's auditors and Standard's board of director:

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

Board  of  Directors
Standard  Capital  Corporation
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Standard Capital Corporation (exploration stage company) at August 31, 2002, and the statement of operations, stockholders' equity, and cash flows for the year ended August 31, 2002 and 2001 and the period September 24 1998 (date of inception) to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2002, and the results of operations, and cash flows for the years ended August 31, 2002 and 2001 and the period September 24, 1998 (date of inception ) to August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


Salt  Lake  City,  Utah             /s/  "Andersen Andersen & Strong, L.C."
June 29, 2003

                          STANDARD CAPITAL CORPORATION
                           (EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET

                            AUGUST 31, 2002 AND 2001








                                                          2002
                                                         ------
ASSETS

CURRENT ASSETS

    CASH . . . . . . . . .       . . . . . . . . . . . . .  $       329
                                                                -------

         TOTAL CURRENT ASSETS                               $       329
                                                                =======


LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    ACCOUNTS PAYABLE - RELATED PARTY . . . . . . .         $    15,047
    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES . . . .            17,317
                                                               -------
         TOTAL CURRENT LIABILITIES                              32,364
                                                               -------

STOCKHOLDERS' DEFICIENCY

    COMMON STOCK
         25,000,000 SHARES AUTHORIZED, AT $0.001 PAR
         VALUE, 1,295,000 SHARES ISSUED AND
         OUTSTANDING . . . . . . . . . . . . . . . .             1,295

    CAPITAL IN EXCESS OF PAR VALUE . . . . . . . . .            18,555

    DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE          (51,885)
                                                              --------

                TOTAL STOCKHOLDERS' DEFICIENCY . . .          (32,035)
                                                              --------

                                                            $     329
                                                              ========




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          STANDARD CAPITAL CORPORATION
                           (EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                   FOR THE YEAR ENDED AUGUST 31, 2002 AND 2001
          AND FOR THE PERIOD FROM SEPTEMBER 24, 1998 (DATE OF INCEPTION)
                               TO AUGUST 31, 2002





                                               AUG 31,        AUG 31,               SEPT 24, 1998
                                                2002           2001                TO AUG 31, 2002
                                          -------------     ------------          ----------------
REVENUES . . . . . . . . . . . . .      $          -     $        -                   $           -
                                          -------------     -------------                ----------

EXPENSES                                      13,502         13,015                          51,885
                                          ----------       ---------                       --------

NET LOSS. . . . . . . . . . . . . .     $    (13,502)    $  (13,015)                   $   (51,885)
                                          ==========       =========                     ==========











NET LOSS PER COMMON SHARE
     Basic . . . . . . . .  $      (0.01)   -  $         -
                               ========     ========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .    1,295,000    1,295,000
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

                          STANDARD CAPITAL CORPORATION
                           (EXPLORATION STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE PERIOD FROM SEPTEMBER 24, 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 2002






                                                                  Capital in
                                              Common      Stock    Excess of    Accumulated
                                              Shares     Amount    Par Value      Deficit
                                            ----------  ---------  ----------  -------------
BALANCE SEPTEMBER 24, 1998 (date of
     inception). . . . . . . . . . . . . .           -  $       -  $       -  $          -

Issuance of common shares for cash at
    $0.001 - January 11, 1999. . . . . . .   1,000,000      1,000          -             -

Issuance of common shares for cash at
    $0.001 - February 19, 1999 . . . . . .     100,000        100          -             -

Issuance of common shares for cash at
    $0.01 - February 15, 1999. . . . . . .     195,000        195      1,755             -

Capital contributions - expenses . . . . .           -          -      4,200

Net operating loss for the period from
    September 24, 1998 to August 31, 1999.           -          -           -       (12,976)
                                              --------      -----     -------      ---------
Balance August 31, 1999                      1,295,000      1,295      5,955        (12,976)

Capital contributions - expenses . . . . .           -          -      4,200              -

Net operating loss for the year ended
    August 31, 2000. . . . . . . . . . . .           -          -           -       (13,014)
                                             ---------      -----     -------      ---------
Balance August 31, 2000                      1,295,000      1,295     10,155        (25,368)

Capital contributions - expenses . . . . .           -          -      4,200              -

Net operating loss for the year ended
    August 31, 2001. . . . . . . . . . . .           -          -           -       (13,015)
                                            ----------  ---------  ----------  -------------
Balance August 31, 2001                      1,295,000      1,295     14,355        (38,383)

Capital contribution - expenses                      -          -      4,200              -

Net operating loss for the year ended
    August 31, 2002                                  -          -          -        (13,502)
                                             ---------    ------     -------       ---------
BALANCE AUGUST 31, 2002                      1,295,000  $   1,295  $   18,555  $    (51,885)
                                             =========    =======     =======       ========






   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                           (EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED AUGUST 31, 2002AND 2001 AND
                     FOR THE PERIOD FROM SEPTEMBER 24, 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 2002









                                                   AUG 31,       AUG 31,        SEPT 24, 1998
                                                    2002          2001        TO AUG 31, 2002
                                            --------------  --------------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $     (13,502)  $     (13,014)      $    (51,885)

     Adjustments to reconcile net loss
         to net cash provided by
         operating activities:

        Changes in accounts payable. . . .          9,628           8,643             32,364
        Capital contributions. . . . . . .          4,200           4,200             16,800
                                                ---------        --------          ----------

             Net Cash form Operations. . .            326            (172)            (2,721)
                                                ---------        ---------         ----------

CASH FLOWS FROM
     FINANCING ACTIVITIES:

        Proceeds from issuance of
            common stock . . . . . . . . .              -               -              3,050
                                                ---------        ---------        -----------

     Net Increase in Cash. . . . . . . . .            326            (172)               329

     Cash at Beginning of Period . . . . .              3             175                  -
                                                ---------       ---------        ------------

     CASH AT END OF PERIOD . . . . . . . .   $        329    $          3       $        329
                                                =========       =========        ============


SCHEDULE OF NONCASH OPERATING ACTIVITIES

Capital Contribution - expenses    $    4,200    $   4,200     $  16,800






   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2002



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

Income  Taxes
-------------

On August 31, 2002, the Company had a net operating loss carry forward of $51,885. The tax benefit of $15,565 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.The loss carry forward will expire starting in 2002 through 2022.

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


Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all Highly liquid investments with a maturity of three months or less to be cash Equivalents.

                             STANDARD CAPITAL CORPORATION
                              (Exploration Stage Company)

                            NOTES  TO  FINANCIAL  STATEMENTS

                                    August 31, 2002


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Capitalization of Mineral Claim Costs

Cost of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Cost incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an improvement in value. Expenditures for mine equipment are capitalized and depreciated over their useful life.

Revenue Recognition
-------------------

Revenue is recognized on the sale and transfer of goods and services.

Advertising and Market Development
----------------------------------

The Company expenses advertising and market development costs as incurred.

Financial and Concentration Risk
--------------------------------

The Company does not have any concentration or related financial credit risk.

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

                          STANDARD CAPITAL CORPORATION
                           (Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2002


3.     AQUISITION  OF  MINERAL  CLAIM

The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2004.

4.     RELATED  PARTY TRANASCTIONS

Officers-directors have acquired 7.8% of the outstanding common stock issued, and have made no interest, demand loans of $15,047, and have made contributions to capital of $16,800 to the Company in the form of expenses paid for the
 Company



5.     GOING  CONCERN

The Company will need additional working capital to service its debt and to be successful in its efforts to develop the mineral claims acquired and therefore continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.