Form 10QSB
period 2002-11-30
STANDARD CAPITAL CORP
filed 2003-07-09
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          November  30,  2002
                                            -------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0-30402
                                       -------


                      STANDARD  CAPITAL  CORPORATION
                      ------------------------------
           (Exact  name  of  registrant  as  specified  in  charter)

          Delaware                                          91-1949078
          --------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation  or  organization)                       Identification No.)

34-3387  King  George  Highway
Surrey,  British  Columbia, Canada                                    V4P 1B7
----------------------------------                                 -----------
(Address  of  principal executive offices)                           (Zip Code)

                           1  -  604  -  538-4898
                            ----------------------
               Registrant's  telephone  number,  including  area  code

                                    N/A
                                    ---
          (Former  name, address, and fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of the latest practical date:    1.295,000 common shares with a par
value  of  $0.001  per  share  as  at  November  30,  2002.

Transitional  Small  Business  Disclosure format (Check one):   Yes [X]  No [  ]

                                      INDEX





                                                                                        PAGE
                                                                                       NUMBER
                                                                                      -------
PART 1.

       ITEM 1. . .  Financial Statements (unaudited)                                       3

                    Balance Sheet as at November 30, 2002 and August 31,
                        2002                                                               4

                    Statement of Operations
                        For the three months ended November 30, 2002 and
                        2001 and for the period September 24, 1998 (Date of
                        Inception) to November 30, 2002.                                   5

                    Statement of Cash Flows
                        For the nine months ended November 30, 2002 and 2001
                        and for the period September 24, 1998 (Date of
                        Inception) to November 30, 2002                                    6

                    Notes to the Financial Statements                                      7

       ITEM 2.      Management's Discussion and Analysis or Plan of Operations            10

PART 11.            OTHER INFORMATION                                                     14

       ITEM 1. . .  LEGAL PROCEEDINGS                                                     14

       ITEM 2. . .  CHANGES IN SECURITIES              .                                  14

       ITEM 3. . .  DEFAULTS UPON SENIOR SECURITIES        .                              14

       ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   14

       ITEM 5.      OTHER INFORMATION                                                     14

       ITEM 6. . .  EXHIBITS AND REPORTS ON FORM 8-K                                      14

                    SIGNATURES.                                                           16


                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at November 30, 2002 (with comparative figures as at November 30,
2001) and the statement of operations and statement of cash flow for the three months ended November 30, 2002 and 2001 and for the period from September 24, 1998 (date of incorporation) to November 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2002, are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                                November 30, 2002
                  (with comparative figures at August 31, 2002)

                      (Unaudited - Prepared by Management)





                                                             NOVEMBER 30    AUGUST 31
                                                                2002           2002
                                                            ------------   ----------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        312   $       329
                                                               ---------       --------

                                                            $        312   $       329
                                                               =========       ========

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $     15,047        15,047
      Accounts payable and accrued liabilities . . . . . .        18,735        17,317
                                                               ---------      ---------
                                                                  33,782        32,364
                                                               ---------      ---------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .        19,605        18,555

     Deficit accumulated during the exploration stage. . .       (54,370)      (51,885)
                                                                --------       --------

           Total Stockholders' Equity (deficiency) . . . .       (33,470)      (32,035)
                                                                ---------      --------

                                                            $        312   $       329
                                                                ========      =========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

  For the three months ended November 30, 2002 and 2001, and for the period from September 24, 1998 (Date of Inception) to November 30, 2002

                     (Unaudited  -  Prepared by Management)






                                            FOR THE          FOR THE
                                         THREE MONTHS     THREE MONTHS           DATE OF
                                             ENDED            ENDED            INCEPTION TO
                                          NOVEMBER 30,     NOVEMBER 30,        NOVEMBER 30,
                                             2002             2001                 2002
                                        -------------     ------------         ------------
SALES . . . . . . . . . . . . . . . .     $      -        $      -            $          -
                                            ------          -------               ---------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .        1,000             950                  19,300
     Bank charges and interest. . . .           17              18                     377
     Edgar filing fees. . . . . . . .          200               -                   3,189
     Geological report. . . . . . . .            -               -                   1,780
     Incorporation costs. . . . . . .            -               -                     255
     Legal fees . . . . . . . . . . .            -               -                     487
     Management fees. . . . . . . . .          600             600                  10,200
     Miscellaneous. . . . . . . . . .            -             107                     912
     Office expenses. . . . . . . . .           78               9                     930
     Rent . . . . . . . . . . . . . .          300             300                   5,100
     Staking  and recording costs . .            -               -                   2,924
     Telephone. . . . . . . . . . . .          150             150                   2,550
     Transfer agent's fees. . . . . .          140              74                   6,366
                                            ------        --------                ---------

NET LOSS. . . . . . . . . . . . . . .  $    (2,485)  $      (2,207)  $             (54,370)
                                            =======       =========               =========



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $         -   $           -
                                            =======        ========


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .    1,295,000       1,295,000
                                         =========       =========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   For the three months ended November 30, 2002 and 2001 and for the period from September 24, 1998 (Date of Inception) to November 30, 2002

                      (Unaudited - Prepared by Management)





                                             FOR THE THREE    FOR THE THREE
                                                MONTHS           MONTHS        DATE OF INCEPTION
                                                 ENDED            ENDED               TO
                                             NOVEMBER 30,     NOVEMBER 30,       NOVEMBER 30,
                                                 2002             2001               2002
                                            --------------    -------------    ------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .     $    (2,485)    $     (2,207)     $       (54,370)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .           1,418            1,004               18,735
          Accounts payable - related party               -              150               15,047
          Capital contributions - expenses           1,050            1,050               17,850
                                                 ---------         --------           -----------

               Net Cash from Operations. .            (17)               (3)              (2,738)
                                                 ---------         --------           -----------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .               -                -                3,050
                                                 ---------       ----------           -----------

                                                         -                -                3,050
                                                 ---------       -----------          -----------

     Net Increase in Cash. . . . . . . . .            (17)               (3)                 312

     Cash at Beginning of Period . . . . .             329                3                    -
                                                 ---------        ---------           -----------

     CASH AT END OF PERIOD . . . . . . . .    $        312      $          -         $       312
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

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2002

                      (Unaudited - Prepared by Management)


1.     ORGANIZATION
       ------------

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

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------

Accounting  Methods
-------------------
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On November 30, 2002, the Company had a net operating loss carry forward of $54,370. The tax benefit of $16,311 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

The  loss  carry  forward  will  expire  in  2023.

Basic  and  Diluted  Net  Income  (loss)  Per  Share
----------------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2002

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

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2002

                      (Unaudited - Prepared by Management)


3.     AQUISITION  OF  MINERAL  CLAIM

     The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 24, 2003. The renewal cost of these claims was $3,600 Canadian. The costs of staking and filing have been expensed.

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

Officers-directors, and their controlled entities, have acquired 7.8% of the outstanding common stock and have made no interest, demand loans of $15,047 to the Company, and have made contributions to capital of $17,850 by the payment of Company expenses.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $54,370. To date, the growth of Standard has been funded by the sale of shares and advances by its director and President in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $10,200 will be required over the next twelve months to pay for such expenses as bookkeeping, auditing, filing fees, exploration activities on the Standard claim and payments to the transfer agent. The above noted figure does not include amounts owed to creditors in the amount of $18,735 as at November 30, 2002. If all debts, other than amounts owed to related parties, are settled during the next twelve months Standard will need approximately $29,000. At present Standard does not have these funds, having only $312 in its bank account, and would be required to either sell shares in its capital stock or obtain further advances from its directors and officers. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

The auditors have issued a going concern opinion in their opinion attached to the audited financial statements for the year ended August 31, 2002. This means there is substantial doubt on the part of the auditors where Standard can continue its operations for the next twelve months based on its financial status as at the year-end. If its two officers and director are unwilling to continue to advance Standard money, Standard will need to raise money necessary for the exploration of the Standard claim, or else it might have to cease operations. Without the ability to explore the Standard claim, Standard will not be able to achieve its objectives set by management.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $54,370. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

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

4. Standard's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Standard and have:

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

4. Standard's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Standard and have:

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