Form 10QSB
period 2003-02-28
STANDARD CAPITAL CORP
filed 2003-07-09
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          February  28,  2003
                                            -------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0-30402
                                       -------

                            STANDARD  CAPITAL  CORPORATION
                            ------------------------------
             (Exact  name  of  registrant  as  specified  in  charter)

          Delaware                                          91-1949078
          --------                                          ----------
(State  or  other  jurisdiction of                     (I.R.S. Employer
incorporation  or  organization)                      Identification No.)

34-3387  King  George  Highway
Surrey,  British  Columbia,  Canada                           V4P 1B7
-----------------------------------                       -----------
(Address  of  principal executive offices)                 (Zip Code)

                         1  -  604  -  538-4898
                         ----------------------
        Registrant's  telephone  number,  including  area  code

                                      N/A
                                      ---
          (Former  name, address, and fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the latest practical date:   1,295,000 common shares with a par
value  of  $0.001  per  share  as  at  February  28,  2003.

Transitional  Small  Business  Disclosure format (Check one):  Yes [X]  No [   ]

                                      INDEX






                                                                           PAGE
                                                                          NUMBER
                                                             -------------------
PART 1.

     ITEM 1. .Financial Statements (unaudited)                                3

              Balance Sheet as at February 28, 2003 and August 31,
                2002                                                          4

              Statement of Operations
                 For the three and six months ended February 28, 2003
                 and 2002 and for the period September 24, 1998
                (Date of Inception) to February 28,  2003. . .                5

              Statement of Cash Flows
                 For the six months ended February 28, 2003 and 2002
                 and for the period September 24, 1998 (Date of
                 Inception) to February 28, 2003. . . . . . . . .             6

              Notes to the Financial Statements . .                           7

     ITEM 2.  Management's Discussion and Analysis or Plan of
             . . Operations .                                                10

PART 11.      OTHER INFORMATION                                              14

     ITEM 1.  LEGAL PROCEEDINGS                                              14

     ITEM 2.  CHANGES IN SECURITIES                                          14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                14

     ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF
            .    SECURITY HOLDERS                                            14

     ITEM 5.  OTHER INFORMATION                                              14

     ITEM 6. .EXHIBITS AND REPORTS ON FORM 8-K                               15

              SIGNATURES. . . . . . .  . . .                                 16

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at February 28, 2003 (with comparative figures as at August 31,
2002) and the statement of operations and statement of cash flow for the three and six months ended February 28, 2003 and 2002 and for the period from September 24, 1998 (date of incorporation) to February 28, 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2003, are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                                February 28, 2003
                  (with comparative figures at August 31, 2002)

                      (Unaudited - Prepared by Management)





                                                             FEBRUARY 28    AUGUST 31
                                                                2003           2002
                                                            -------------  ------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        294   $       329
                                                                --------       --------

                                                            $        294   $       329
                                                                ========      =========

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $     16,303        15,047
      Accounts payable and accrued liabilities . . . . . .        21,399        17,317
                                                                --------      ---------
                                                                  37,702        32,364
                                                                --------      ---------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .        20,655        18,555

     Deficit accumulated during the exploration stage. . .       (59,358)      (51,885)
                                                                --------       --------

           Total Stockholders' Equity (deficiency) . . . .       (37,408)      (32,035)
                                                                ---------      --------

                                                            $        294   $       329
                                                                ========       ========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the three and six months ended February 28, 2003 and 2002, and for the period from September 24, 1998 (Date of Inception) to February 28, 2003

                     (Unaudited  -  Prepared by Management)





                                                FOR THE           FOR THE         FOR THE         FOR THE
                                                 THREE             THREE            SIX            SIX
                                                 MONTHS            MONTHS          MONTHS          MONTHS            DATE OF
                                                 ENDED              ENDED          ENDED           ENDED           INCEPTION TO
                                              FEBRUARY 28,       FEBRUARY 28    FEBRUARY 28,    FEBRUARY 28,        FEBRUARY 28,
                                                 2003           ,   2002           2003          28, 2002               2003
                                             -------------       -----------    ------------  -------------         ------------
SALES . . . . . . . . . . . . . . . .       $           -       $      -     $        -       $       -             $         -
                                               -----------       -----------    --------         -------                --------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .               1,000            950          2,000           1,900                  20,300
     Bank charges and interest. . . .                  17             23             34              39                     394
     Edgar filing fees. . . . . . . .                 200            600            400             600                   3,389
     Geological report. . . . . . . .                   -              -              -               -                   1,780
     Incorporation costs. . . . . . .                   -              -              -               -                     255
     Legal fees . . . . . . . . . . .                   -              -              -               -                     487
     Management fees. . . . . . . . .                 600            600          1,200           1,200                  10,800
     Miscellaneous. . . . . . . . . .                   -              -              -             107                     912
     Office expenses. . . . . . . . .                  58              -            136               9                     988
     Rent . . . . . . . . . . . . . .                 300            300            600             600                   5,400
     Staking  and recording costs . .               2,528          1,254          2,528           1,254                   5,452
     Telephone. . . . . . . . . . . .                 150            150            300             300                   2,700
     Transfer agent's fees. . . . . .                 135             58            275             133                   6,501
                                                ---------       --------       --------        --------               ----------

NET LOSS. . . . . . . . . . . . . .      .  $      (4,988)      $ (3,935)     $  (7,473)      $  (6,142)             $  (59,358)
                                                ==========        =======       ========        ========               =========



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $                -   $          -   $          -   $           -
                                               ==========        =======        ========        =======


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .           1,295,000      1,295,000      1,295,000       1,295,000
                                                =========      =========      =========       =========




     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the six months ended February 28, 2003 and 2002 and for the period from September 24, 1998 (Date of Inception) to February 28, 2003

                      (Unaudited - Prepared by Management)





                                                FOR THE SIX     FOR THE SIX
                                                   MONTHS          MONTHS           DATE OF
                                                   ENDED           ENDED          INCEPTION TO
                                                FEBRUARY 28,    FEBRUARY 28,       FEBRUARY 28,
                                                    2003            2002              2003
                                              --------------   -------------      -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .      $  (7,473)     $   (6,142)        $    (59,358)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          4,082           2,116               21,399
          Accounts payable - related party          1,256           2,021               16,303
          Capital contributions. . . . . .          2,100           2,100               18,900
                                                 --------       ---------            ----------

               Net Cash from Operations. .            (35)             95               (2,756)
                                                 ---------      ---------            ----------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -                3,050
                                                 ---------      ----------           ----------

                                                        -               -                3,050
                                                 ---------      ----------           ----------

     Net Increase in Cash. . . . . . . . .            (35)             95                  294

     Cash at Beginning of Period . . . . .            329               3                    -
                                                 --------       ---------            ----------

     CASH AT END OF PERIOD . . . . . . . .     $      294      $       98          $       294
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

                                February 28, 2003

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

     Income  Taxes
     -------------

     On February 28, 2003, the Company had a net operating loss carry forward of $59,358. The tax benefit of $17,807 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

     The  loss  carry  forward  will  expire  in  2024.

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

                                February 28, 2003

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

                                February 28, 2003

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

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 7.8% of the outstanding common stock and have made no interest, demand loans of $16,303 to the Company, and have made contributions to capital of $18,900 by the payment of Company expenses.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $59,358. To date, the growth of Standard has been funded by the sale of shares and advances by the directors and officers in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $13,500 will be required over the next twelve months to pay for such expenses as bookkeeping, auditing, filing fees, exploration activities on the Standard claim and payments to the transfer agent. The above noted figure does not include amounts owed to creditors in the amount of $21,399 as at February 28, 2003. If all debts, other than amounts owed to related parties, are settled during the next twelve months Standard will need approximately $35,000. At present Standard does not have these funds and would be required to either sell shares in its capital stock or obtain further advances from its director and President. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS  OF  OPERATIONS

On February 21, 2003, a Mine Technologist completed a report regarding work done on the Standard claim in February 2003.

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

The exploration work on the Standard claim undertaken in February 2003 resulted in 5 days being spent by the technician performing the work and 4 days by an assistant. A grid system was laid out for the soils geochemical program and a follow-up geophysical survey.

The  grid  was  as  follows:

Baseline:               Compete

Grid  sample  line:     Stations  flagged  every  30  feet
                        Station  0  +  100S  to  0  +  860W          2,580  feet
                        Station  0  +  400S  to  0  +  420W          1,260  feet
                        Station  0  +  600S  to  0  +  330W            990  feet
                        Station  0  +  700S  to  0  +  290E            780  feet
                        Station  0  +  800S  to  0  +  450E          1,350  feet
                                                                           -----
                        Total                                        7,050  feet
                                                                     =====

It is recommended from the above mentioned grid that an initial soil geochemistry program be undertaken over the entire grid and prospect the ridge
for geological structures.   Standard will have to raise funds to undertake this
exploration  program.

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

The auditors have issued a going concern opinion in their opinion attached to the audited financial statements for the year ended August 31, 2002. This means there is substantial doubt on the part of the auditors where Standard can continue its operations for the next twelve months based on its financial status as at the year-end. If the two officers and directors are unwilling to continue to advance Standard money, Standard will need to raise money necessary for the exploration of the Standard claim, or else it might have to cease operations. Without the ability to explore the Standard claim, Standard will not be able to achieve its objectives set by management.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $59,358. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

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

Date  : July 8, 2003

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

Date  : July 8, 2003

/s/  "Mary  Anne  Thachuk"
------------------------------------
Mary  Anne  Thachuk
Secretary  Treasurer