Form 10QSB
period 2003-05-31
STANDARD CAPITAL CORP
filed 2003-07-09
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          May  31,  2003
                                            --------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0-30402
                                       -------

                         STANDARD  CAPITAL  CORPORATION
                         ------------------------------
             (Exact  name  of  registrant  as  specified  in  charter)

          Delaware                                          91-1949078
          --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation  or  organization)                        Identification No.)

34-3387  King  George  Highway
Surrey,  British  Columbia,  Canada                                  V4P 1B7
-----------------------------------                                 ----------
(Address of principal executive offices)                            (Zip Code)

                         1  -  604  -  538-4898
                         ----------------------
               Registrant's  telephone  number,  including  area  code

                                     N/A
                                     ---
     (Former  name, address, and fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the latest practical date:   1,295,000 common shares with a par
value  of  $0.001  per  share  as  at  May  31,  2003.

Transitional  Small  Business  Disclosure  format (Check one):  Yes [X]  No [  ]

                                      INDEX






                                                                                 PAGE
                                                                                NUMBER
                                                                             ----------
PART 1.

            ITEM 1. .  Financial Statements (unaudited)                            3

                       Balance Sheet as at May 31, 2003 and August 31,
                       2002  4

                       Statement of Operations
                          For the three and nine months ended May 31, 2003
                          and 2002 and for the period September 24, 1998
                         (Date of Inception) to May 31,2003                        5

                       Statement of Cash Flows
                          For the six months ended May 31, 2003 and 2002
                          and for the period September 24, 1998 (Date of
                          Inception) to May 31, 2003                               6

                        Notes to the Financial Statements                          7

             ITEM 2.    Management's Discussion and Analysis or Plan of
 . . . . . . . . . . . .  Operations .                                            10

PART 11.                OTHER INFORMATION                                         14

             ITEM 1.    LEGAL PROCEEDINGS                                         14

             ITEM 2. .  CHANGES IN SECURITIES                                     14

             ITEM 3. .  DEFAULTS UPON SENIOR SECURITIES                           14

             ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS                                        14

             ITEM 5.    OTHER INFORMATION                                         14

             ITEM 6. .  EXHIBITS AND REPORTS ON FORM 8-K                          15

                        SIGNATURES. . . . . . . .                                 16

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at May 31, 2003 (with comparative figures as at August 31, 2002) and the statement of operations and statement of cash flow for the three and nine months ended May 31, 2003 and 2002 and for the period from September 24, 1998 (date of incorporation) to May 31, 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2003, are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                                  May 31, 2003
                  (with comparative figures at August 31, 2002)

                      (Unaudited - Prepared by Management)





                                                              MAY 31      AUGUST 31
                                                               2003          2002
                                                            --------       --------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $      277   $       329
                                                               -------       --------

                                                            $      277   $       329
                                                               =======       ========

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $   16,303        15,047
      Accounts payable and accrued liabilities . . . . . .      24,230        17,317
                                                               -------       --------
                                                                40,533        32,364
                                                               -------        -------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.       1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .      21,705        18,555

     Deficit accumulated during the exploration stage. . .     (63,256)      (51,885)
                                                               --------      --------

           Total Stockholders' Equity (deficiency) . . . .     (40,256)      (32,035)
                                                               --------      --------

                                                            $      277   $       329
                                                               =======       ========






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three and nine months ended May 31, 2003 and 2002, and for the period from September 24, 1998 (Date of Inception) to May 31, 2003

                     (Unaudited  -  Prepared by Management)





                                           FOR THE        FOR THE        FOR THE        FOR THE
                                            THREE          THREE          NINE            NINE
                                            MONTHS         MONTHS         MONTHS          MONTHS               DATE OF
                                            ENDED          ENDED          ENDED           ENDED              INCEPTION TO
                                            MAY 31         MAY 31         MAY 31          MAY 31                MAY 31
                                             2003           2002           2003            2002                  2003
                                         ----------     ----------      --------        ---------            ------------
SALES . . . . . . . . . . . . . . . .  $         -   $          -   $          -   $           -   $                   -
                                         ---------      ----------      --------        ---------            ------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .        1,000            950          3,000           2,850                  21,300
     Bank charges and interest. . . .           18             20             52              59                     412
     Edgar filing fees. . . . . . . .          200            200            600             800                   3,589
     Geological report. . . . . . . .            -              -              -               -                   1,780
     Incorporation costs. . . . . . .            -              -              -               -                     255
     Legal fees . . . . . . . . . . .            -              -              -               -                     487
     Management fees. . . . . . . . .          600            600          1,800           1,800                  11,400
     Miscellaneous. . . . . . . . . .          275            100            275             207                   1,187
     Office expenses. . . . . . . . .            -             73            136              82                     988
     Rent . . . . . . . . . . . . . .          300            300            900             900                   5,700
     Staking and recording costs. . .            -              -          2,528           1,254                   5,452
     Telephone. . . . . . . . . . . .          150            150            450             450                   2,850
     Transfer agent's fees. . . . . .        1,355          1,278          1,630           1,411                   7,856
                                          --------        -------        -------        --------               ----------

NET LOSS. . . . . . . . . . . . . . .  $    (3,898)  $     (3,671)  $    (11,371)  $      (9,813)  $             (63,256)
                                          =========       ========       ========       =========              ==========



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $         -   $          -   $          -   $           -
                                          ========        =======        ========       =========


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .    1,295,000      1,295,000      1,295,000       1,295,000
                                         =========      =========      =========       =========




     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

      For the nine months ended May 31, 2003 and 2002 and for the period from September 24, 1998 (Date of Inception) to May 31, 2003

                      (Unaudited - Prepared by Management)






                                                FOR THE NINE    FOR THE NINE
                                                   MONTHS          MONTHS            DATE OF
                                                   ENDED           ENDED           INCEPTION TO
                                                   MAY 31,         MAY 31,            MAY 31,
                                                   2003            2002                2003
                                               -------------    -------------      -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $     (11,371)  $      (9,813)  $          (63,256)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          6,913           4,618               24,230
          Accounts payable - related party          1,256           2,120               16,303
          Capital contributions. . . . . .          3,150           3,150               19,950
                                                 --------        --------            ----------

               Net Cash from Operations. .            (52)             75               (2,773)
                                                 ---------       --------            ----------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -                3,050
                                                 ---------       --------            ----------

                                                        -               -                3,050
                                                 ---------       --------            ----------

     Net Increase in Cash. . . . . . . . .            (52)             75                  277

     Cash at Beginning of Period . . . . .            329               3                    -
                                                 --------         -------           -----------

     CASH AT END OF PERIOD . . . . . . . .  $         277   $          78   $              277
                                                 ========         =======           ===========








     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2003

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

     Income  Taxes
     -------------

On May 31, 2003, the Company had a net operating loss carry forward of $63,256. The tax benefit of $18,977 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

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

                                  May 31, 2003

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

                                  May 31, 2003

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

Officer-director, and his controlled entities, have acquired 7.8% of the outstanding common stock and have made no interest, demand loans of $16,303 to the Company, and have made contributions to capital of $19,950 by the payment of Company expenses.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $63,256. To date, the growth of Standard has been funded by the sale of shares and advances by the director and President in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $13,500 will be required over the next twelve months to pay for such expenses as bookkeeping, auditing, filing fees, exploration activities on the Standard claim and payments to the transfer agent. The above noted figure does not include amounts owed to creditors in the amount of $24,230 as at May 31, 2003. If all debts, other than amounts owed to related parties, are settled during the next twelve months Standard will need approximately $38,000. At present, Standard does not have these funds and would be required to either sell shares in its capital stock or obtain further advances from its director and officer. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

The auditors have issued a going concern opinion in their opinion attached to the audited financial statements for the year ended August 31, 2002. This means there is substantial doubt on the part of the auditors where Standard can continue its operations for the next twelve months based on its financial status as at the year-end. If the officer and director is unwilling to continue to advance Standard money, Standard will need to raise money necessary for the exploration of the Standard claim, or else it might have to cease operations. Without the ability to explore the Standard claim, Standard will not be able to achieve its objectives set by management.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $63,256. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

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