Form 10KSB
period 2003-08-31
STANDARD CAPITAL CORP
filed 2003-11-26
CIK 93314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x)     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
        1934
                         For  the  fiscal  year  ended          August  31, 2003
                                                                ----------------

(  )    TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934
                         For  the  transaction  period  from          to

                         Commission  File  number               0-30402
                                                                -------

                       STANDARD  CAPITAL  CORPORATION
                       ------------------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Delaware                                                   91-1948355
          --------                                                   ----------
State or other jurisdiction of incorporation or organization   (I.R.S. Employee
                                                                I.D.  No.)

34-3387  King  George  Highway
Surrey,  British  Columbia,  Canada                              V4P  1B7
-----------------------------------                              --------
(Address of principal executive offices)                        (Zip Code)

Issuer's  telephone  number            1-604-538-4898
                                       --------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

Title of each share                    Name of each exchange on which registered
       None                                           None
----------------                              --------------------

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

      None
----------------
(Title  of  Class)

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

State issuer's revenues for its most recent fiscal year:     $       -0-
                                                                   --------

State the aggregate market value of the voting stock held by nonaffiliates of Standard. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2003, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.





     (ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2003, Standard has 1,295,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS



PART  1
-------
                                                                 Page
                                                                 ----





ITEM 1.       Description of Business                                      4
ITEM 2.. . .  Description of Property                                     12

ITEM 3.. . .  Legal Proceedings                                           15

ITEM 4.. . .  Submission of Matter to Vote of Security Holders            15

PART II
--------

ITEM 5.. . .  Market for Common Equity and Related Stockholder Matters    15

ITEM 6.. . .  Management's Discussion and Analysis or Plan of Operations  16

ITEM 7.. . .  Financial Statements                                        18

ITEM 8        Changes in and Disagreements with Accountants on Accounting
 . . . . . .  and Financial Disclosure                                    19

ITEM 8A. . .  Controls and Proceedures                                    19

PART III
---------

ITEM 9        Directors, Executive Officers, Promoters, and Control
              Persons, Compliance with Section 16(a) of the Exchange Act  20

ITEM 10. . .  Executive Compensation                                      22

ITEM 11       Security Ownership of Certain Beneficial Owners and
 . . . . . .  Management and Related Stockholders Matters                 23

ITEM 12. .    Certain Relationships and Related Transactions              25

PART IV
--------

ITEM 13.   .  Exhibits and Reports on Form 8-K                            27

ITEM 14. . .  Principal Accountants Fees and Services                     28

              Signatures                                                  29

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

Standard is engaged in the exploration of a mineral claim known as the "Standard". (see Part 1, "Exploration and Development of the Standard Claim"). Standard is referred to as being in the "pre-exploration" stage by its auditors. This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products. Standard is not in the development stage with regards to any mineral claim. No ore reserve has been discovered and no substantial exploration has been done on its mineral claim. Standard is purely an exploration company. There is no assurance that any ore reserve will ever be found and that Standard will have sufficient funds to undertake the exploration work required to identify an ore reserve.

Management anticipates that Standard's shares will be qualified on the system of the National Association of Securities Dealers, Inc. ("NASD") known as the OTC Bulletin Board (the "OTCBB"). At the present time, Standard has made no application to the OTCBB and there is distinct possibility its shares will never be quoted on the OTCBB.

Standard owns the exclusive rights to all minerals on the Standard claim except for coal which is under a separate license. There is virtually limited possibilities that there is any coal on the Standard claim. The claim is in good standing until February 24, 2004. The actual land is owned by the Crown
(the Province of British Columbia). If Standard does not perform exploration work or pay cash-in-lieu in the amount of $2,800 on or before February 24, 2004 the rights to the mineral claim will expire and the ground can be staked by someone else.

Standard has no revenue to date from the exploration of the Standard claim, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to explore the Standard claim to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production. Standard anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future (see Part 1, Item 2 - "Plan of Operations"), but there can be no assurance that Standard will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Standard is responsible for filing various forms with the United States Securities and Exchange Commission (the "SEC") such as Form 10-KSB and Form 10-QSB but was deficient in these filings due to a lack of money. The filings have now been brought up to date. Standard has not distributed any material to its shareholders but is planning to hold an Annual General Meeting of Shareholders in the early part of 2004.

The shareholders may read and copy any material filed by Standard with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public

Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Standard has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Standard has no
                                           ------------------
website  at  this  time.

PLANNED  BUSINESS

The following discussion should be read in conjunction with the information contained in the financial statements of Standard and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Standard presently has minimal day-to-day operations; consisting mainly of maintaining the Standard claim in good standing and preparing the reports filed with the SEC as required.

RISK  FACTORS

Our shareholders and any future investors must be aware of the following risk factors prior to investing in Standard's common stock. It must be emphasized that Standard, if any of these risk become fact, may have to cease operations and our shareholders and any future investors could lose part or all of their investment.

RISKS  ASSOCIATED  WITH  THIS  OFFERING

1.     Penny  stock  rules  may  make buying or selling of our shares difficult.

Eventual trading in our shares will, in all likelihood, be subject to the "Penny Stock" rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our shares to persons other than prior customers and accredited investors, must prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our shares, which could severely limit their market price and liquidity of our shares. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission's regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

- Make a suitability determination prior to selling a penny stock to the purchaser;

-     Receive  the  purchaser's  written  consent  to  the  transaction;  and

-     Provide  certain  written  disclosures  to  the  purchaser.

From our standpoint, it might be difficult for us to induce new investors to purchase shares since they might not want to be involved in a penny stock company. Future investors must be aware that our shares will fall into the classification of a penny stock and therefore be subject to the rules mentioned above and the various limitations associated with these rules.

2. We may, in the future, conduct offerings of our common stock in which case all shareholdings will be diluted.

In the future, we may conduct offerings of shares to finance our exploration activities on the Standard claim or to finance subsequent exploration projects that we decide to undertake. If we decide to raise money through offerings in the future all shareholdings will be diluted.

3. There is no public trading market for our common shares and our shareholders may not be able to sell his or her shares at any time and on terms and conditions he or she considers reasonable.

There is currently no public trading market for our common stock and therefore, there is no central place, like a stock exchange or electronic trading system, to resell one's shares. If one of our shareholders does want to resell his or her shares, they will have to locate a buyer and negotiate their own sale. Even if our shareholder is able to find a willing buyer, there can be no assurance he or she will be able to sell their shares at or above the price at which these shares were purchased.

4. If we are successful in obtaining a market for our shares certain internal and external forces will affect the value of our trading shares.

The stock market has experienced extreme volatility in recent years and may continue to do so in the future. We cannot be sure an active public market for our shares will develop or if an active market should develop that it would continue. The price for our shares will be determined in the marketplace and may be influenced by many factors, including both internal and external forces as follows:

- variations in our financial results compared to companies similar to ours; especially in the exploration of the Standard claim compared to other exploration properties in North America;

- changes in earnings estimates, if any, by industry research analysts for our Company or for similar companies in the same industry;

- future investors or other market participants perceptions of our Company as a current or future investment; and

- general or regional economic conditions normally have a wide impact on the price of shares trading on the stock market and our Company's shares will be affected by changes in such conditions.

The problem we encounter with a volatile stock market, which we have no control over, is that we might not require funds when the market price of our shares are high but when the price is lower we might require funds to maintain the Company and explore the Standard claim. This would result in having to issue additional shares during lower prices; resulting in a greater dilution effect on our shareholders.

5. We may not be able to maintain a quotation of our common stock on the OTCBB due to not filing the required information as it is due, which would make it more difficult for an investor to sell our shares.

Even if our Company is accepted for a quotation on the OTCBB, we cannot guarantee that it will always be available for quotation. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers will not be permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. If our shares were not quoted on the OTCBB, trading in our shares would be conducted, if at all, in the over-the-counter market. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations for our shares. This could have an adverse effect on the price of the common stock.

6. We are not planning to declare a dividend in either cash or shares in the near future.

We are not planning to declare a dividend in either cash or shares in the near future since our policy will be to retain any earnings received for the future exploration of the Standard or any other mineral claims obtained by us. Dividends are only declared by your Director when he feels that surplus funds can be distributed to the shareholders without encroaching upon working capital of our Company.

7. We want to advise our shareholders and future investors that the purchase of shares in our Company involves a high degree of risk.

An investment in the shares of our Company is highly speculative and involves a high degree of risk. For example, the Company is a start-up situation and the failure rate for most start-up companies is high. Any person considering an investment in our shares should be fully aware that they could lose their entire investment.

RISK  FACTORS  ASSOCIATED  WITH  STANDARD

1. Our auditors have indicated, in their opinion report, a concern regarding the going concern status of our Company.

The auditors have expressed a concern regarding whether our Company will continue as a going concern if it does not receive adequate financing to meet its obligations. The auditors are indicating there might be substantial doubt regarding our Company's continuation as an operating concern over the next twelve months. If our director is unwilling to advance us some funds to maintain our Company in good standing, there is the possibility that we might cease to be an operating company. As a shareholder of our Company you should read the auditors' report and Note 5 to the audited financial statements included in this Form 10-KSB.

2. We lack an operating history and have accumulated losses which are expected to continue into the future.

Since inception, we have not realized any revenue to date and have no operating history upon which an evaluation of our future success or failure can be made. The accumulated losses since February 24, 1998 are $ 68,104. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-     Our  ability  to  successfully  explore  the  Standard  claim;

- Our ability to generate future revenues from a viable ore reserve on the Standard claim; and

- Our ability to reduce our exploration costs in order to increase our profit margins.

As in most mineral claims, the changes of success of identifying and developing an ore reserve are extremely remote. The majority of mining companies never find an ore reserve and therefore are never profitable.

3. Presently we have only two employees and will require additional employees during the exploration of the Standard claim.

We currently only have two employees, the President, E. Del Thachuk and Secretary Treasurer, Maryanne Thachuk. There is a substantial risk we may not have the funds necessary to hire additional employees that would be needed in our future exploration program. We may not be able to maintain the Standard claim in good standing with the Ministry of Energy and Mines for the Province of British Columbia if we do not have individuals prepared to work during the exploration stage.

4. Our mineral claim is considered "grass roots" because it has not had adequate exploration work performed on it to identify an ore reserve.

Our mineral claim is considered a "grass roots" claim having no known ore reserves associated with it. In additional, there has, over the years, not been enough exploration work on the claim to determine the extent, if any, of any mineralization. Therefore, there is a good chance our claim might prove to be barren; having no commercial viable mineralization associated with it.

5. We can spend funds on exploration with no assurance we will prove the Standard claim has an ore body associated with it.

No matter how many dollars are spent in the future on the Standard claim, there is no guarantee that such expenditures will result in it being a property of merit; having a proven commercially viable ore reserve on it. We might spend hundreds of thousands of dollars and prove nothing. As more money is required for exploration, the present and future investors will have their share positions diluted without realizing any future benefits from the Standard claim.

6. We may not be able to raise money for exploration when needed due the prevailing price of gold which is beyond our control.

Even with gold prices having increased over the past year, there is reluctance in the investment community to consider speculative ventures such as exploration companies. With this reluctance, we might find it difficult to raise any money and therefore inhibit any future exploration on the Standard claim. When gold prices are lower, we will have a difficult time to attract money even if we have started to identify gold showings on the Standard claim. The market price of gold is beyond our control and will greatly affect our raising of money.

7. Our Company is a one-property company which does not allow for exploration of another mineral claim in the event no ore reserve is discovered on the Standard claim.

Our only mineral claim is the Standard claim which has no known ore reserves on it. Being a one claim company means that if the Standard claim does not prove to have any viable mineral reserves associated with it, there is no other claim which we can immediately explore. Most investors would want to have an investment in a company that has some diversification in its mineral properties to allow for continual operations.

8. Our mineral property, when explored, may not be of economic quality to warrant a decision to go into production.

We might discover an ore reserve which is either too small or the ounces per ton makes it uneconomical to develop. Such a mineral deposit would not enhance the value of the Standard claim and have resulted in money having been spent which would have proven nothing. No production decision can be made if this is the case. Minerals are only economic to us if they can be sold above the cost of mining them; otherwise, the Standard claim has little or no value.

9. We will have to compete with both large and small mining companies for such things as money, properties of merit, workers and supplies.

In both the United States and Canada, there are many large and small mining companies each trying to explore and, hopefully, eventually developing their mineral properties into a producing mine. We are not in direct conflict with the larger mining companies in North America such as Newmont Mining Corp., Inco

Limited,  Barrick  Gold  Corp.  and Teck Cominco Limited, to name a few.   These
larger companies have the available money to explore their properties and the professional personnel to assist in the exploration process. Unless a major mineral reserve is discovered on the Standard claim, the larger mining companies would have no interest in either developing the claim themselves or joint venturing with us. The competition to us would be from the smaller exploration companies who are competing for money to explore their mineral claims and in hiring professional staff to assist them. There is only a limited amount of money available for exploration as well as professional personnel during the exploration season. We might not be able to attract either the money or professional personnel due to the other smaller exploration companies having more money and better known mineral properties.

10. Weather interruptions in the Province of British Columbia may affect and delay the proposed exploration operations.

The weather in the Province of British Columbia is always uncertain since the annual rainfall, especially in the Bralorne area, can be many inches in the fall and spring months. The winters are marked with below zero temperatures and accumulated snow covers of several feet. The constant rain, during the spring and fall months, will lessen the changes of our exploration crew performing any meaningful work on the Standard claim due to the possibilities of injuries from slippery rock surfaces and the inconvenience of setting up equipment that become immediately wet. During the drier summer months, the Ministry of Forestry for the Province of British Columbia might impose bans on exploration to avoid the possibilities of forest fires. With these factors in mind, our exploration season could be reduced substantially and we might not be able to obtain the results we want during our exploration program.

11. The terrain surrounding the Standard claim is rugged and is not inductive to exploration activities.

The terrain surrounding the Standard claim is mountainous and extremely rugged with steep ridges and deep valleys. The exploration crew will find it difficult to explore the entire Standard claim without the use occasionally of a helicopter. Access to the claim during the winter months is virtually impossible due to the heavy snow conditions. Even with snowmobiles, the exploration crew would find it difficult to reach our claim and return to Gold Bridge within one day. It is not an option during the winter to use tent facilities on our claim due to the possibility of snow slides. The terrain has a definite effect the exploration activities on the Standard claim.

12. We will have to address the environmental concerns in the Bralorne area and adhere to the various Acts legislated to protect the environment.

During the exploration stage, there are few problems with environmental issues in the Province of British Columbia if the exploration work involves mapping, establishment of a grid, soil and rock sampling and some minor drilling. If the exploration program involves work near an existing stream or removal of a substantial amount of overburder and foliage, then permission for the work must be obtained from one of the various Ministries involved in that area of environmental concern. If a production decision is ever made, we will have to adhere to various Acts established by the Provincial Government. Under these Acts the main concerns are wildlife, including fish in streams, and vegetation. The Government does not want exploration activities to cause excessive hardship on the environment and to disfigure our claim for decades to come. It is important to protect wildfire since the area in which our claim is situated has been their natural habitat for centuries. The cost of adhering to these Acts might be too expensive for us and exploration activities might have to be cancelled or delayed until adequate money is available to us to adhere to the requirements of the Acts. At the present time, we have no indication as to what the dollar amount of adherence would be.

13. We are a small Company without much money to devote for a full exploration program on our mineral claim.

The small size of our Company and the present lack of money means a limited exploration program on our claim. Unless adequate money is raised, we will be unable to devote the time necessary to fully explore our claim. With only a limited budget for exploration activities, we will not have many employees to perform the exploration activities on our claim. By limiting our operations, it will take longer to explore the Standard claim. Our shareholders should be aware that it might take a number of years to realize any exploration results from our claim due to the present lack of exploration money.

14. We cannot guarantee the title of our claim since there may be unregistered claims that we are unaware of at this time.

We cannot guarantee absolute title to the Standard claim due to such factors as prior unregistered transactions, native land claims or undetected defects in title. We have taken all the necessary precautions to eliminate any of these elements are far as are reasonably possible. Nevertheless, the future, and especially if and when a production decision is made on the Standard claim, there may be claims which presently we are completely unaware of. We have no way of insuring against such claims and cannot estimate at the present time if there are any elements out there which will effect the title to the minerals on our claim. If there are, this could result in lengthy and costly legal actions, which at the present time we do not have the funds to carry on.

15. At the present time, we will have difficulty in attracting mining personnel who would like to work for a well-funded company having an assortment of mineral properties.

Being a small exploration company with only the Standard claim, we might not be able to attract mining personnel to carry on our exploration activities when needed. Many geologist and workers are drawn to companies which are better funded than us and have several properties which can be worked on at any given time. Once an exploration program is completed on one property the personnel are transferred to another property to commence work on it. This basically guarantees a continual stream of work for exploration personnel. We, at this time, cannot offer workers this form of continual work. To offset this, we might have to hire lesser knowledgeable workers who are prepared to work for several weeks and then become unemployed. Without quality mining personnel, there is no assurance we will be able to obtain the exploration information we require to make future decisions. The quality of the our workers should be of concern to our shareholders since they would want to know that there is a possibility of obtaining the best results possible from qualified personnel.

16. We do not carry any insurance policy to protect workers during the exploration stage other than as required by legislation.

Injury to personnel is enhanced due to the effects of weather and the terrain. We have no insurance to cover such hazards to workers on our claim other than Workers' Compensation which is required to be contributed to by us for any workers working on our claim. Basically this insurance covers only wages while off work and does not provide for any long-term benefits. We are not prepared to pay the premiums required to obtain accident insurance for the short duration of our exploration program. By not having accident and liability insurance we realize we are subject to lawsuits which, if successful, would impair the working capital of our Company and might render us insolvent.

17. Our Director does not have experience in hard rock mining and none of the officers are professional geologists.

Our President, Del Thachuk, has mining experience over the past 30 years; mainly in the placer mining through the private ownership of a property in Atlin, British Columbia. In addition, he was the President of Red Fox Minerals Ltd., a company previously listed on the Vancouver Stock Exchange, Canada, ten years ago. His experience in hard rock mining is limited. He does not have any professional training as a mining person and has gained any knowledge he has from a hands on approach to exploration. Maryanne Thachuk has no mining experience and has never been involved in the exploration of a mineral property. To explore our claim, we will have to rely upon mining consultants; an expensive way to explore with no guarantees of favorable results.

18. Our President has interests in another company which cause him to devote time and effort to their activities resulting in a conflict of interest.

Del Thachuk is also a director and officer of Info-Pro Marketing Inc. ("Info-Pro"), a Nevada incorporated company, which will eventually seek a listing on the OTCBB. Even though Info-Pro is involved in marketing certain books on the Internet under the title of "The Basics of Business Success", Del has a conflict of interest relating to the number of hours he can spend on our Company and Info-Pro. In addition, he will have to raise money for both companies and therefore we have to rely upon his discretion as to what money he will be raising for Info-Pro and what money he will raise for us. We can only hope Del will devote sufficient time to the affairs of our Company and allocate any future money raising so that we will be maintained in good standing and can commence our exploration program on our claim. Even with full disclosure by Del, we cannot insure that we will receive fair and equitable treatment in every transaction.

19. We have only one directors and the officers of our Company are related by marriage which is not inductive to independency at the management level of our Company.

We have only one director who is also our President. Del Thachuk is married to the Secretary Treasurer of our Company. Therefore, there is basically no independent director or officer to oversee various transactions entered into by us. The likelihood of the Secretary Treasurer disputing any transaction entered into by the sole director is remote. Our shareholders should be aware that there is no independent officer or director to continually monitor the activities of our company and therefore our shareholders will have to put their faith in the honesty of the existing management.

20. We do not carry a policy for key man insurance, which in the event we wish to replace our management team funds will not be available to do so.

We have not subscribed to a key man insurance policy in the event that our current director and President either departs from our Company or meets an untimely end. There will be no proceeds from insurance to allow us to attract an individual to replace our President and it is unlikely we will have extra money on hand to be allocated for this purpose.

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

Claim  Name          Tenure  No.     Units          Expiry  Date
-----------          -----------     -----          ------------
Standard               367933          18        February  24,  2004

Regional patterns of metal zonation across the eastern flank of the Coast Plutonic Complex divide the camp into gold rich and silver rich deposits related to the proximity with the central plutons (bodies of medium to course-grained igneous rock that formed beneath the surface due to the solidification of magma). 'Congress type' mineralization, represented by low gold-silver ratios and antimony rich ores, developed distal to coast granitic intrusives in shear zones and Tertiary porphyry dykes. Mineralization at the Bralorne and Pioneer mines consists of gold and arsenopyrite bearing quartz veins filling in echelon tension fractures in the Bralorne diorite (a group of course-grained igneous rocks intermediate in composition between acidic and basic) and Pioneer greenstones. The Standard property is located in a transition zone between gold-arsenic rich and silver-antimony rich zones. Although economic mineralization has not yet been identified on the property, rock samples from the Waterloo showing show multielement anomalies and significant gold values to warrant further investigation.

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

Exploration  activities  undertaken  between  February 2 to 3 and 13 to 14, 2003

The objective of this physical work program was to lay out a sampling grid system in preparation for a geochemical soils sampling program. A budget of approximately $3,600 was expended to lay out 2,350 metres of sampling grid. The next step to be taken is to initiate a geochemistry soils program over the entire grid and prospect the ridge for geological structures.

The  claims  are  now  in  good  standing  until  February  24,  2004.

Glossary  of  Geological  and  Technical  Terms
-----------------------------------------------

The following represents various geological and technical terms used in this Form which the reader may not be familiar with.





WORD                                            DEFINITION
Arsenopyrite     A monoclinic mineral most common arsenic mineral and principal ore of arsenic, occurs in many sulfide ore deposits

Anomalies. . . . A departure from the expected or normal.

Claim A portion of mining ground held under the Provincial laws by Standard, by virtue of one location and record where it has the mineral rights to all minerals thereon except coal.

Deposit Mineral deposit or ore deposit is used to designate a natural occurrence of a useful mineral, or an ore, in sufficient extent and degree of concentration to invite exploration.









WORD                                            DEFINITION
Diorite           A group of plutonic rocks intermediate in composition between acidic and basic, characteristically composed of dark- colored amphibale (especially hornblende), and plagiclase (oligoclase, andesine), pyroxene and sometimes a small amount of quartz.

Echelon An arrangement of faults drawn up in parallel lines, but each somewhat to the left or the right of the one in the rear, like a series of steps.

Fault. ..  . . .  A break in the continuity of a body of rock.

Geochemical grid  Two sets of uniformly spaced parallel lines, intersecting at right angles, by means of which the surface of an area is divided into squares when a checkerboard placement of sample soil and rock is desired.

Granitic rock     A term loosely applied to any light-colored, coarse-grained plutonic rock containing quartz as an essential compomemnt, along with feldspar and mafic minerals.

Greenstone        A field term applied to any compact dark-green altered or
                  metamorphosed basic igneous rock that owes it color to the presence of chorite, actinolite or epidote.

Hard-rock mining  Mining that takes place in igneous and metamorphic rock by means of drilling and blasting to extract the ore.

Igneous rock      A rock or mineral that solidified from molten or partly molten material.  Igneous rocks constitute one of three main classes into which rocks are divided, the other being metamorphic and sedimentary.

Intrusive. . .    In geology, a mass of igneous rock that, while molten, was forced inot or between other rocks.

Magma Naturally occurring molten rock, generated within the Earth and capable of intrusion and extrusion, from which igneous rocks are derived through solidification and related processes.

Mineralization .  Potentially economic concentration of commercial metals occurring in nature.

Ore. . . . . . .  The naturally occurring mineral from which a mineral of economic value can be extracted.

Placer Mining     Mining in ground which is composed of gravel whose mineral contents are extracted by the use of water, by sluicing.
                  Hydraulicing, etc.

Quartz . . . .    It is the most common of all solid minerals and may be
                  colorless and transparent, or colored.

Soil sample       A sample of surface material analyzed by lab techniques to test for content of trace elements occurring in nature (eg.
                  Copper, lead, zinc, etc.)


The  Company's  Main  Product

     The Company's primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Standard claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

The  Company's  Exploration  Facilities

     The Company will be exploring and developing, if warranted, the Standard claim and does not plan to build any mill or smelter. There exists a fully equipped smelter within 5 miles of the Standard claim but it is privately owned and may or may not accept ore from the Company to process. If the Company is unable to obtain a commitment when the claim is proven to have reserves thereon, it might have to transport the ore to other smelters which are located at great distances from the Standard claim.

     During the exploration period, the Company can use tent facilities, during the summer months, to house its geological workers or it can obtain hotel accommodation in either the towns of Gold Bridge or Bralorne.

Investment  Policies

     The Company does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by the Company. Presently the Company does not have any excess funds to invest.




                            ITEM 3. LEGAL PROCEEDINGS


There are no legal proceedings to which Standard is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


No matters were submitted to a vote of shareholders of Standard during the fiscal year ended August 31, 2003. Nevertheless, the Company is preparing to have its First Annual General Meeting in the early part of 2004. All proxies and other information will be sent to shareholders prior to the Meeting.


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year, there has been no established trading market for Standard's common stock. Since its inception, Standard has not paid any dividends on its common stock, and Standard does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2003 Standard had 35 shareholders; one of these shareholders is an officer and director of Standard.

There are no securities authorized for issuance under outstanding stock options, warrants or rights. There are no employee benefit plans entered into between the Company and its director, officers, consultants or other non-employees. The Company is considering adopting an incentive stock option plan for officers, directors, employees and consultants in order to attract personnel who will assist in the development of the Company. Once the incentive stock option plan has been structured it will be presented at the Annual Meeting for shareholders' approval.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 25,000,000 shares of common stock, par value
$0.001 per share. As at August 31, 2003, there were 1,295,000 shares outstanding.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As at August 31, 2003, the Company had cash of $131 and liabilities of $44,185. The liabilities of $23,254 owed to general creditors are as follows: the transfer agent - $4,559, auditors - $6,300, internal accountant - $10,700 and other payables - $1,695. The amount owed to related parties of $20,931 is non-interest bearing and has not fixed terms of repayment.

     During  the  year,  the  Company  has  incurred  the  following  expenses:





EXPENDITURE                                     AMOUNT
------------                                    -------
Accounting and audit . . . . . . .  i          $ 5,900
Bank charges . . . . . . . . . . .                  97
Edgar filings. . . . . . . . . . .  ii             900
Exploration and filing fees. . . .  iii          2,529
Filing fees and franchise taxes. .  iv             628
Management fees. . . . . . . . . .  v            2,400
Office . . . . . . . . . . . . . .                 136
Rent . . . . . . . . . . . . . . .  vi           1,200
Telephone. . . . . . . . . . . . .  vii            600
Transfer agent's fees and interest  viii         1,829
                                                ------
          Total expenses . . . .          .  $  16,219
                                              ========




i.     The  Company  accrues  $500 in fees to its auditors, Sellers and Andersen
LLC for thereview of its 10-QSBs and $1,900 for the examination of the Form 10-KSB. In addition, the Company has accrued $500 each for its various Form 10-QSBs and $1,000 for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSBs.

ii     The  Company has incurred certain expenses during the year for filing its various Forms 10-QSB and 10-KSB with the SEC. The normal expense for filing the Forms 10-QSB is $200 per quarter and the Form 10-KSB is $300.

iii. In February 2003, the Company undertook an exploration program on the Standard mineral claim for four days. The above noted expenses include the cost of two individuals, room and board and transportation by snowmobile to the Standard claims. In addition, the amount shown includes filing the assessment work with the Gold Commissions office at the Ministry of Mines and Energy for the Province of British Columbia. This maintained the claim in good standing until February 24, 2004.

iv. The Company has paid annual filing fees to The Company Corporation of $175 and other fees to reinstate the Company to good standing of $288. Franchise taxes were paid by the Company to the State of Delaware in the amount of $106 for 2002 and $59 for 2001. The difference between the two years was due to interest and penalties charged in 2002.

v. The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $200 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

vi. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $100 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

vii. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $50 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

viii. During the period, the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totaling $629.

     The Company estimates the following expenses will be required during the next twelve months to meet its obligations:






                                      Requirements    Current        Required
                                          For        Accounts        Funds for
Expenditures                         Twelve Months    Payable      Twelve Months
------------                        --------------   ---------    --------------
Accounting and audit. . . . . .  1     $  6,200     $ 15,100       $  21,300
Bank charges. . . . . . . . . .              80            -              80
Edgar filing fees . . . . . . .  2          900        1,900           2,800
Exploration expense . . . . . .  3        2,800        1,271           4,071
Filing fees and franchise taxes  4          275            -             275
Office. . . . . . . . . . . . .  5          200          424             624
Transfer agent's fees . . . . .  6        1,900        4,559           6,459
                                      ---------     --------         -------

       Estimated expenses . . .        $ 12,355     $ 23,254       $  35,609
                                       ========      =======        ========

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.         Accounting  and auditing expense has been projected as follows:
--------------------------------------------------------------------------------





       Filings                 Accountant   Auditors    Total
      --------                 ----------   ---------  ------
Form 10-QSB - Nov 30, 2003     $     600    $   500  $  1,100
Form 10-QSB - Feb 28, 2004.          600        500     1,100
Form 10-QSB - May 31, 2004.          600        500     1,100
Form 10-KSB - Aug 31, 2004.        1,000      1,900     2,900
                                --------     ------    ------

                               $   2,800    $ 3,400  $  6,200
                                 =======    =======    ======




2. Edgar filing fees comprise the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated, based on past charges, that the cost for each of the Form 10-QSBs will be $200 whereas the cost of filing the 10-KSB will be $300.

3. To maintain the Standard claim in good standing the Company will incur a cost of Cdn $200 per unit. The number of units comprising the Standard claim is 18 and therefore, the minimum cost will be $3,600 Cdn or $2,680 US. The Company will not pay the Ministry of Mines and Energy cash-in -lieu instead of performing assessment but will undertake some exploration program in order to maintain the claims in good standing. In addition, the Company will have to incur the cost of $120 to record the work performed which has been accrued in the above figure.

4. Filing fees for the Company as a registered agent are $175 per year. Franchise taxes paid to the State of Delaware are $50 plus a late filing charge of $50.

5.     Relates  to photocopying and faxing based on prior year's actual charges.

6. Each year the Company is charges a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance of approximately $700.

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

      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


From inception to date, Standard's principal accountant is Seller and Andersen, L.L.C. of Salt Lake City, Utah. The firm's report for the period from inception to August 31, 2003 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and Standard's principal accountants.



                        ITEM 8A - CONTROLS AND PROCEDURES


(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

Standard's Chief Executive Officer and it Chief Financial Officer, after evaluating the effectiveness of Standard's controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c) as of the date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, Stanard's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b)     Changes  in  Internal  Controls
        -------------------------------

There were no significant changes in Standard's internal controls or in other factors that could significantly affect Standard's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of August 31, 2003, the name, age, and position of each executive officers and director and the term of office of each director of Standard.





                                                      Term as
                                                      Director
    Name                  Age      Position Held       Since
   -----                 ----      -------------       -----
  Del Thachuk. . .        67   President and Director   1998

  Maryanne Thachuk        67   Secretary Treasurer         -




The director of Standard serves for a term of one year and until his successor is elected at Standard's Annual Shareholders' Meeting and is qualified, subject to removal by Standard's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Set forth below is certain biographical information regarding each of Standard's executive officers and directors.

DEL THACHUK has been the President and a Director of Standard since its inception. Mr. Thachuk graduated from Victoria Composite High School in Edmonton, Alberta before spending nine months articling as a chartered accountant student. Subsequently, Mr. Thachuk worked for two years for the City of Edmonton as a surveyor before entering professional football for four years. He was a player for London Lords in London, Ontario and then was hired by the Edmonton Eskimos. From 1962 to 1969, Mr. Thachuk was owner and president of Civic Tire & Battery Ltd. located in Olds, Alberta. His company owned three tire shops and was in partnership with an additional two. Subsequent to the sale of his company he became a contractor for a short period of time during which time he build and sold five houses and approximately thirty pre-fab homes. In 1971, Mr.Thachuk commenced mining a placer gold property he owned in Atlin, British Columbia. During the fifteen years he mined his placer property he extracted in excess of 30,000 ounces of gold. With the sale of the placer property, Mr. Thachuk, over the next five years, entered into various mining ventures in Nevada, Washington State and British Columbia. During this same period of time, Mr. Thachuk was president of Red Fox Minerals Ltd., a company listed on the former Vancouver Stock Exchange. In 1991, he became part owner and general manager for Koben Sand & Gravel which employed 36 employees and in its third year of operations had in excess of CDN $6,000,000 in sales. In 1994, Mr. Thachuk became a consultant for various companies until 1997 when he incorporated and became president of Mine A Max Corporation (renamed to Peabodys Coffee Inc.), a company trading on the OTC Bulletin Board in United States. Recently he formed a Nevada company named Info-Pro Marketing Inc. specializing in the distribution of educational books.

MARYANNE THACHUK has been Secretary Treasurer of Standard since its inception. She graduated from Jasper Place Sr. High in Edmonton in 1954 and then obtained a Certified Secretarial Diploma from McTavish Business College. From 1956 to 1960, Maryanne worked for CJCA Broadcasting Station in Edmonton reporting on court cases, sport related events and other news issues. She was the assistant to the Sports and News Director. In 1960, she moved to Vancouver and was employed as Private Secretary to the President of Dueck Motors. In 1962, she moved back to Alberta where she was trained as an In-Service Social Worker with the Alberta Government Department of Public & Child Welfare. In 1964 Maryanne moved back to the Vancouver as the Private Secretary of the President of Lindal Cedar Homes. From 1965 to 1988 she worked part time for the President of Delmor Enterprises before becoming one of its directors. In 1988, she became the Personal Secretary to the Board Chairman of the Culinary Foods Division for Canadian Airline. Since 1990, she has been working for the B.C. Government
Department of Education (Surrey School District #36) where she has received specialized training in Finance & Administration. In 2001, she retired.

Del or Maryanne Thachuk are not directors of another company registered under the Securities and Exchange Act of 1934 other than Del who was a director and officer of Mine A Max Corporation until May 31, 1999.

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

The following table sets forth as at August 31, 2003, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                    Position                Form     Report  to  be  Filed
----                    --------                ----     ---------------------

Del Thachuk         President and Director        3        September 11, 2002
                                                  5        November 17, 2003
Maryanne Thachuk    Secretary Treasurer           3        November 21, 2003



                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2003.

     The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2000 to 2003 to Standard's President, Directors and Secretary Treasurer.

                     SUMMARY COMPENSATION TABLE (2000-2003)
                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
Annual  Compensation                      Awards                     Payouts
--------------------                      ------                     -------




(a)                     (b)        (c)         (e)        (f)       (g)     (h)   (i)
                                   Other   Restricted                       All other
                                   Annual    stock  Options/        LTIP      compen-
Name and Princi- . .                Comp.   awards    SAR         payouts     sation
pal position . . .   Year   Salary   ($)       ($)    (#)           ($)         ($)
---------------      -----  ------  ----   --------  -------      --------    -------

                     2000    -0-     -0-     -0-      -0-          -0-         -0-
Del Thachuk. . . .   2001    -0-     -0-     -0-      -0-          -0-         -0-
President and. . .   2002    -0-     -0-     -0-      -0-          -0-         -0-
     Director. . .   2003    -0-     -0-     -0-      -0-          -0-         -0-


                     2000    -0-     -0-     -0-      -0-          -0-         -0-
Maryanne Thachuk .   2001    -0-     -0-     -0-      -0-          -0-         -0-
Secretary Treasurer. 2002    -0-     -0-     -0-      -0-          -0-         -0-
                     2003    -0-     -0-     -0-      -0-          -0-         -0-

There has been no compensation given to either of the Director or Officers during the periods ended August 31, 2000 to 2003. There are no stock options outstanding as at August 31, 2003, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

BONUSES  AND  DEFERRED  COMPENSATION

None

COMPENSATION  PURSUANT  TO  PLANS

None

PENSION  TABLE

None

OTHER  COMPENSATION

The director has not received any compensation for the time he has devoted to Standard. Nevertheless, Standard does give recognition to the time spent by accruing as an expense each month a charge of $200 per month as management fees with an offsetting credit to Capital in excess of par value. The amount so accrued with not be pay in either cash or shares to the director in the future.

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at August 31, 2003, the name and address and the number of shares of Standard's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





Name and Address                                         Amount
of Beneficial                           Nature of    of Beneficial   Percent
Owner                                  Ownership(1)    Ownership     of Class
------------------                     ------------   ------------   --------
      DEL THACHUK
      34- 3387 King George
      Highway
      Surrey, British Columbia
      Canada, V4P 1B7 .      . . . . . .  Direct        100,000 (i)    7.72

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

      MICHAEL THACHUK
      47 - 20761 Telegraph Trail
      Surrey, British Columbia
      Canada, V1M 2W3 . . . . . . .       Direct        100,000 (ii)   7.72

      GERRY WOLFF
      4364 Woodcrest Road
      West Vancouver, B.C.
      Canada, V7SX 2W1. . . . . . .       Direct        100,000        7.72

      MARVIS SHAW
      246 - 20071 - 24th Avenue
      Langley, British Columbia
      Canada, V2Z 2A1. . . . . . .        Direct        100,000        7.72

      KEN RADOMSKY
      840 - 15355 - 24th Avenue
      White Rock, B.C.
      Canada, V4B 4C2. . . . . . .        Direct        100,000        7.72

      RAYMOND MILLLER
      301 - 1323 Merklin Street
      White Rock, British Columbia
      Canada, V4A 4C2. . . . . . .        Direct        100,000        7.72

      MARION K. SEPT
      19188 - 84th Avenue
      Surrey, British Columbia
      Canada, V4N 3G5. . . . . . .        Direct        100,000        7.72

      KAREN FORD
      17773 - 59 a Avenue
      Surrey, British Columbia
      Canada, V3S 1R2. . . . . . .        Direct (2)    100,000        7.72

      MARYANNE THACHUK
      34-3387 King George Highway
      Surrey, British Columbia
      Canada, V4P 1B7. . . . . . .             -          NIL          0.00

Director and Officers as a whole. . .     Direct        100,000        7.72

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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title of Document                                                  Page
-----------------                                                  ----

Report of Sellers & Andersen, LLC                                    30

Balance Sheet as at August 31, 2003                                  31

Statement of Operations for the year ended August 31, 2003
and 2002 and for the period from September 24, 1998 (Date of
Inception) to August 31, 2003                                        32

Statement in Changes in Stockholders' Equity for the period
from September 24, 1998 (Date of Inception) to August 31, 2003       33

Statement of Cash Flows for the year ended August 31, 2003 and
2002 and for the period from September 24, 1998 (Date of
Inception) to August 31, 2003                                        34

Notes to the Financial Statements                                    35

(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

1.     Certificate of Incorporation, Articles of Incorporation and By-laws

1.1 Certificate of Incorporation (incorporated by reference from Standard's Registration Statement on Form 10-SB filed on
       December 6, 1999)

1.2    Articles of Incorporation (incorporated by reference from
       Standard's Registration Statement on Form 10-SB filed on
       December  6,  1999)

1.3 By-laws (incorporated by reference from Standard's Registration Statement on Form 10-SB filed on December 6, 1999)

99.1 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 Certification of the President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1 Certification of the Secretary Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports  on  Form  8-K

       None


                ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1)     Audit  Fees
        -----------

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Standard's annual financial statements and the review included in Standard's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $6,800.

(2)     Audit-Related  Fees
        -------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Standard's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees
        ---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $200.

(4)     All  Other  Fees
        ----------------

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)     Audit  Committee's  Pre-approval  Policies
        ------------------------------------------

At the present time, there are not sufficient directors, officers and employees involved with Standard to make any pre-approval policies meaningful. Once Standard has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)     Audit  hours  incurred
        ----------------------

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Standard's internal accountant.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 STANDARD  CAPITAL  CORPORATION
                                        (Registrant)



Date:  November  26,  2003                    By:/s/  "Del  Thachuk"
                                              ----------------------
                                                   Del  Thachuk
                                             Chief  Executive  Officer,
                                              President  and  Director


Date:  November  26,  2003                    By: /s/ "Mary Anne Thachuk"
                                              ---------------------------
                                                   Mary Anne Thachuk
                              Chief Financial Officer, Chief Accounting Officer
                                            and  Secretary  Treasurer

SELLERS AND ANDERSEN, LLC                         941 East 3300 South, Suite 220
Certified Public Accountants and Business
Consultants                                         Salt Lake  City, Utah, 84106
Member SEC Practice Section of the AICPA                  Telephone 801-486-0096
                                                               Fax  801-486-0098


Board of Directors
Standard Capital Corporation
Vancouver, B.C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Standard Capital Corporation (pre- exploration stage company) at August 31, 2003, and the statement of operations, stockholders' equity, and cash flows for the years ended August 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2003, and the results of operations, and cash flows for the years ended August 31, 2003 and 2002 and the period September 24, 1998 (date of inception) to August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt  Lake  City,  Utah                    /s/  "Sellers  and  Andersen  LLC"
November  26,  2003

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET

                                 AUGUST 31, 2003








ASSETS
CURRENT ASSETS

    CASH . . . . . . . . . . . . . . . . . . . . . . . . .  $       131
                                                            ------------

       TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .  $       131
                                                            ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    ACCOUNTS PAYABLE - RELATED PARTY . . . . . . . . . . .  $    20,931
    ACCOUNTS PAYABLE . . . . . . . . . . . . . . . . . . .       23,254
                                                            ------------
                                                                 44,185
                                                            ------------

STOCKHOLDERS' DEFICIENCY

    COMMON STOCK

         25,000,000 SHARES AUTHORIZED, AT $0.001 PAR VALUE
         1,295,000 SHARES ISSUED AND OUTSTANDING . . . . .        1,295

    CAPITAL IN EXCESS OF PAR VALUE . . . . . . . . . . . .       22,755

    DEFICIT ACCUMULATED DURING THE PRE-EXPLORATION STAGE .      (68,104)
                                                            ------------

                TOTAL STOCKHOLDERS' DEFICIENCY . . . . . .      (44,054)
                                                            ------------

                                                            $       131
                                                            ============






    The accompanying notes are an integral part of these financial statements

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 AND THE PERIOD
            SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2003






                              AUG 31,       AUG 31,      SEPT 24, 1998
                              2003          2002       TO AUG 31, 2003
                            ---------     ---------   -----------------
REVENUES                    $      -     $      -        $        -

EXPENSES                      16,219       13,502             68,104
                             -------      -------          ---------

NET LOSS                    $(16,219)    $(13,502)       $  (68,104)
                             ========     ========         =========











NET LOSS PER COMMON SHARE
     Basic and diluted   .$  (0.01)   $  (0.01)
                            =======      ======

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . .  1,295,000    1,295,000
                          =========    ===========









   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM SEPTEMBER 24, 1998 (DATE OF INCEPTION)
                               TO AUGUST 31, 2003





                                                                Capital in
                                               Common  Stock     Excess of    Accumulated
                                              Shares    Amount   Par Value      Deficit
                                            ----------  -------  ----------  -------------
BALANCE SEPTEMBER 24, 1998 (date of
     inception). . . . . . . . . . . . . .           -  $     -  $        -  $          -

Issuance of common shares for cash at
    $0.001 - January 11, 1999. . . . . . .   1,000,000    1,000           -             -

Issuance of common shares for cash at
    $0.001 - February 19, 1999 . . . . . .     100,000      100           -             -

Issuance of common shares for cash at
    $0.01 - February 15, 1999. . . . . . .     195,000      195       1,755             -

Capital contributions - expenses . . . . .           -        -       4,200

Net operating loss for the period from
    September 24, 1998 to August 31, 1999.           -        -           -       (12,976)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2000. . . . . . . . . . . .           -        -           -       (12,392)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2001. . . . . . . . . . . .           -        -           -       (13,015)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2002. . . . . . . . . . . .           -        -           -       (13,502)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2003. . . . . . . . . . . .           -        -           -       (16,219)
                                             ---------    -----     -------      ---------

BALANCE, AUGUST 31, 2003 . . . . . . . . .   1,295,000  $ 1,295  $   22,755  $    (68,104)
                                             =========    =====     =======      =========







   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 AND THE PERIOD
            SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2003








                                            AUG 31,      Aug 31,       Sept 24, 1998
                                             2003          2002       to Aug 31, 2003
                                          -----------  ------------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . .  $  (16,219)  $   (13,503)      $    (68,104)

     Adjustments to reconcile net loss
         to net cash provided by
         operating activities:

        Change in accounts payable . . .      11,821         9,628             44,185
        Capital contributions - expenses       4,200         4,200             21,000
                                            --------     ----------        -----------

             Net Change in Cash from
                   Operations. . . . . .        (198)          326             (2,919)
                                            --------      --------         -----------

CASH FLOWS FROM INVESTING
     ACTIVITIES. . . . . . . . . . . . .           -             -                  -
                                            --------      --------         -----------

CASH FLOWS FROM
     FINANCING ACTIVITIES:

        Proceeds from issuance of
            common stock . . . . . . . .           -             -              3,050
                                             -------     ---------         -----------

     Net Increase in Cash. . . . . . . .        (198)          326                131

     Cash at Beginning of Period . . . .         329             3                  -
                                             -------      --------         -----------

     CASH AT END OF PERIOD . . . . . . .  $      131   $       329        $       131
                                             =======      ========          ==========

SCHEDULE OF NONCASH
     OPERATING ACTIVITIES

     Capital contributions - expenses. .                                   $   21,000
                                                                             =========







   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2003

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

The Company has completed a private placement offerings of 1,295,000 shares of its capital stock for $3,050.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On August 31, 2003, the Company had a net operating loss carry forward of $68,104. The tax benefit of approximately $20,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2023.

Statement  of  Cash  Flows
--------------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                             STANDARD CAPITAL CORPORATION
                            (Pre-Exploration Stage Company)

                            NOTES  TO  FINANCIAL  STATEMENTS

                                    August 31, 2003

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Basic  and  Diluted  Net  Income  (loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Unproven  Mineral  Claim  Costs
-------------------------------

Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Revenue  Recognition
--------------------

Revenue is recognized on the sale and transfer of goods or completion of service.

Advertising  and  Market  Development
-------------------------------------

The  company  expenses  advertising  and  market  development costs as incurred.

Financial  and  Concentrations  Risk
------------------------------------

The Company does not have any concentration or related financial credit risk.

Environmental  Requirements
---------------------------

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore an estimate of any future cost cannot be made.

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (Pre-Exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                 August 31, 2003

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.     ACQUISITION  OF  MINING  CLAIMS

The Company acquired one 18 unit metric claim known as the Standard claim located within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia with an expiration date of February 23, 2004. The claims may be extended for one year by the payment of $1,980 Cdn or the completion of work on the property of $3,600 Cdn plus a filing fee of $180 Cdn.

The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.


4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

Officers-directors and their families have acquired 15% of the common capital stock issued, and have made no interest, demand loans of $20,931 and have made contributions to capital of $21,000 to the Company in the form of expenses paid for the Company.

5.     GOING  CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

                                                                    Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                SECTION 301 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  E.  Del  Thachuk,  certify  that:

1.     I  have  received  this  annual  report of Form 10-KSB for the year ended
       August  31,  2003  of  Standard  Capital  Corporation,  the  registrant;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, other than financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusion about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Dated:     November  26,  2003                    /s/  "E.  Del  Thachuk"
                                                  -----------------------
                                   E.  Del  Thuchuk,  Chief  Executive  Officer,
                                          President  and  Director

                                                                    Exhibit 99.2
                            PRESIDENT'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report (the "Report") on the Form 10-KSB of Standard Capital Corporation (the "Company") for the year ended August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, E. Del Thachuk, President and Director, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Annual Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date:  November  26,  2003
                                             /s/  "E.  Del  Thachuk"
                                           ------------------------------
                                                   E.  Del  Thachuk
                                               Chief  Executive  Officer,
                                                President  and  Director

                                                                    Exhibit 99.3
                            CERTIFICATION PURSUANT TO
                SECTION 301 (A) OF THE SARBANES-OXLEY ACT OF 2002

I,  Maryanne  Thachuk,  certify  that:

1.     I  have  received  this  annual  report of Form 10-KSB for the year ended
       August  31,  2003  of  Standard  Capital  Corporation,  the  registrant;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, other than financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusion about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Dated:  November  26,  2003                      /s/  "Maryanne  Thachuk"
                                                  ------------------------
                                  Maryanne  Thuchuk,  Chief  Financial  Officer,
                                Chief Accounting Officer and Secretary Treasurer

                                                                    Exhibit 99.4

                       SECRETARY TREASURER'S CERTIFICATION

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report (the "Report") on the Form 10-KSB of Standard Capital Corporation (the "Company") for the year ended August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Mary Anne Thachuk, Secretary Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

1. The Annual Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities and Exchange Act of 1934, as amended; and

2. The information contained in this Annual Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November  26,  2003
                                            /s/  "Mary  Anne  Thachuk"
                                             --------------------------
                                                  Mary  Anne  Thachuk
                              Chief Financial Officer, Chief Accounting Officer
                                            and  Secretary  Treasurer