Form 10QSB
period 2003-11-30
STANDARD CAPITAL CORP
filed 2004-01-12
CIK 93314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934
                      For  the  quarterly  period  ended     November  30,  2003
                                                             -------------------

(  )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                      For  the  transition  period  from           to

                      Commission  File  number          0-25707
                                                        -------

                             STANDARD  CAPITAL  CORPORATION
                             ------------------------------
             (Exact name of small business issuer as specified in its  charter)

               Delaware                                       91-1949078
               --------                                   --------------
(State  or  other  jurisdiction  of                     (I.R.S. Employer
      incorporation  or  organization)                 Identification  No.)

         2429  -  128th  Street, Surrey, British Columbia, Canada, V4A 3W2
         -----------------------------------------------------------------
                  (Address  of  principal  executive  offices)

                              1  -  604  -  538-4898
                              ----------------------
                         (Issuer's  telephone  number)

Unit  34 - 3387 King George Highway, Surrey, British Columbia, Canada, V4P 1B7

     -------------------------------------------------------------------------
    (Former  name, former address, and former fiscal year, if changed since  last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

December  31,  2003:     1,295,000  common  shares

Transitional  Small  Business Disclosure format (Check one):   Yes [   ]  No [X]

                                      INDEX





                                                                             PAGE
                                                                            NUMBER
                                                                           --------
PART 1..     . FINANCIAL INFORMATION

     ITEM 1..  Financial Statements (unaudited)                                3

               Balance Sheet as at November 30, 2003 and August 31,
                  2003                                                         4

               Statement of Operations
                  For the three months ended November 30, 2003 and
                  2002 and for the period September 24, 1998 (Date of
                  Inception) to November 30, 2003 . . . . . . . . .            5

               Statement of Cash Flows
                  For the three months ended November 30, 2003 and 2002
                  and for the period September 24, 1998 (Date of
                  Inception) to November 30, 2003 . . . . .                    6

               Notes to the Financial Statements. . .                          7

     ITEM 2..  Management's Discussion and Analysis or Plan of Operations     10

     ITEM 3..  Controls and Procedures                                        14

PART 11. . ..  OTHER INFORMATION                                              14

     ITEM 1..  Legal Proceedings                                              14

     ITEM 2..  Changes in Securities                                          14

     ITEM 3..  Defaults Upon Senior Securities                                15

     ITEM 4..  Submission of Matters to a Vote of Security Holders            15

     ITEM 5..  Other Information                                              15

     ITEM 6..  Exhibits and Reports on Form 8-K                               15

               SIGNATURES.. . . . .                                           16

               CERTIFICATES . . . . . . .                                  17-20

                         PART 1 - FINANCIAL INFORMATION

                         ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at November 30, 2003 (with comparative figures as at August 31, 2003) and the statement of operations and statement of cash flow for the three months ended November 30, 2003 and 2002 and for the period from September 24, 1998 (date of incorporation) to November 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2003, are not necessarily indicative of the results that can be expected for the year ending August 31, 2004.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEETS

                                November 30, 2003
                  (with comparative figures at August 31, 2003)

                      (Unaudited - Prepared by Management)





                                                             NOVEMBER 30    AUGUST 31
                                                                2003           2003
                                                            -------------  ------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        113   $       131
                                                            -------------  ------------

                                                            $        113   $       131
                                                            =============  ============

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $     23,931        20,931
      Accounts payable and accrued liabilities . . . . . .        23,387        23,254
                                                            -------------  ------------
                                                                  47,318        44,185
                                                            -------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .        23,805        22,755

     Deficit accumulated during the exploration stage. . .       (72,305)      (68,104)
                                                            -------------  ------------

           Total Stockholders' Equity (deficiency) . . . .       (47,205)      (44,054)
                                                            -------------  ------------

                                                            $        113   $       131
                                                            =============  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF OPERATIONS

  For the three months ended November 30, 2003 and 2002, and for the period from September 24, 1998 (Date of Inception) to November 30, 2003

                     (Unaudited  -  Prepared by Management)






                                          FOR THE         FOR THE
                                           THREE           THREE
                                          MONTHS          MONTHS
                                           ENDED           ENDED      DATE OF INCEPTION TO
                                        NOVEMBER 30,    NOVEMBER 30,        NOVEMBER 30,
                                           2003            2002                 2003
                                      --------------   -------------  --------------------
SALES . . . . . . . . . . . . . . . .  $         -   $           -   $                   -
                                       ------------  --------------  ----------------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .        1,300           1,000                  25,500
     Annual General Meeting costs . .        1,000               -                   1,000
     Bank charges and interest. . . .           18              17                     475
     Edgar filing fees. . . . . . . .          340             200                   4,229
     Filing fees - SEC. . . . . . . .          100               -                     100
     Geological report. . . . . . . .            -               -                   1,780
     Incorporation costs. . . . . . .            -               -                     255
     Legal fees . . . . . . . . . . .            -               -                     487
     Management fees. . . . . . . . .          600             600                  12,600
     Miscellaneous. . . . . . . . . .            -               -                   1,540
     Office expenses. . . . . . . . .          185              78                   1,173
     Rent . . . . . . . . . . . . . .          300             300                   6,300
     Staking  and recording costs . .            -               -                   5,453
     Telephone. . . . . . . . . . . .          150             150                   3,150
     Transfer agent's fees. . . . . .          208             140                   8,263
                                       ------------  --------------  ----------------------

NET LOSS. . . . . . . . . . . . . . .  $    (4,201)  $      (2,485)  $             (72,305)
                                       ============  ==============  ======================



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $         -   $           -
                                       ============  ==============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .    1,295,000       1,295,000
                                       ============  ==============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

   For the three months ended November 30, 2003 and 2002 and for the period from September 24, 1998 (Date of Inception) to November 30, 2003

                      (Unaudited - Prepared by Management)





                                             FOR THE THREE    FOR THE THREE
                                                MONTHS           MONTHS        DATE OF INCEPTION
                                                 ENDED            ENDED               TO
                                              NOVEMBER 30,     NOVEMBER 30,       NOVEMBER 30,
                                                 2003             2002               2003
                                             -------------  ---------------   ------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $       (4,201)  $       (2,485)  $          (72,305)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .             133            1,418               23,387
          Accounts payable - related party           3,000                -               23,931
          Capital contributions - expenses           1,050            1,050               22,050
                                            ---------------  ---------------  -------------------

               Net Cash from Operations. .             (18)             (17)              (2,937)
                                            ---------------  ---------------  -------------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .               -                -                3,050
                                            ---------------  ---------------  -------------------

                                                         -                -                3,050
                                            ---------------  ---------------  -------------------

     Net (decrease) increase in Cash . . .             (18)             (17)                 113

     Cash at Beginning of Period . . . . .             131              329                    -
                                            ---------------  ---------------  -------------------

     CASH AT END OF PERIOD . . . . . . . .  $          113   $         (312)  $              113
                                            ===============  ===============  ===================




     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2003

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

     The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050.


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

     On November 30, 2003, the Company had a net operating loss carry forward of $72,305. The tax benefit of $21,692 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2024.

     Statement  of  Cash  Flows
     --------------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2003

                      (Unaudited - Prepared by Management)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Basic  and  Diluted  Net  Income  (loss)  Per  Share
     ----------------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
     (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

     Unproven  Mineral  Claim  Costs
     -------------------------------

     Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

     Revenue  Recognition
     --------------------

     Revenue is recognized on the sale and delivery of product or the completion of services.

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

     Environmental  Requirements
     ---------------------------

     At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                        NOTES  TO  FINANCIAL  STATEMENTS

                                November 30, 2003

                      (Unaudited - Prepared by Management)

2    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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


3.   AQUISITION  OF  MINERAL  CLAIM

     The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 24, 2004. The claims may be extended for one year by the payment of $3,600 Cdn or an equivalent amount of dollars in work on the Standard claim plus a filing fee of $180.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 15% of the outstanding common stock and have made no interest, demand loans of $23,931 to the Company, and have made contributions to capital of $23,805 by the payment of Company expenses.

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

Standard presently has minimal day-to-day operations; mainly comprising the maintaining of the Standard claim in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the "SEC") as required.

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $72,305. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,655 will be required over the next twelve months to pay for such expenses as bookkeeping ($2,550), auditing ($3,600), Edgar fees ($1,400), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard's registrant ($205), exploration activities on the Standard claim ($3,600), office and miscellaneous ($400), annual general meeting mail costs, holding of meeting, etc. ($900) and payments to the transfer agent including interest ($2,000). The above noted figure does not include amounts owed to third party creditors in the amount of $23,387 as at November 30, 2003. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $38,042. At present Standard does not have these funds, having only $113 in its bank account, and would be required to either sell shares in its capital stock or obtain further advances from its director. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS  OF  OPERATIONS

Recent  work  undertaken  on  the  Standard  claim

During February 2003, Standard laid out a sampling grid system on the Standard claim for the purpose of geochemical soil sampling program to be done in the future. A budget of approximately $3,600 was expended to lay out 2,350 meters of sampling grid. Unfortunately, Standard did not have any funds to undertake the soil sampling program during the summer of 2003 and will now have to wait until the summer of 2004 due to the snow conditions in the region during the winter months. This work maintained the Standard claim in good standing until February 24, 2004.

Historical  history  of  the  Standard  claim

The Standard claim was located and staked on January 24, 1999 by the four post staking method and, as mentioned above, is presently in good standing. This mineral claim consists of 18 units totaling 450 hectares with an area 2 miles south by 1 mile west.

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

There are certain risk factors regarding Standard's operation which might effect the outcome of its ability to operate in the future. These are listed below.

1. Standard's auditors are concerned about it continuing as a going concern and whether it will be able to achieve its objectives.

The auditors stated in their opinion, attached to the audited financial statements for the year ended August 31, 2003, a concern as to whether Standard will continue as a going concern. There is substantial doubt on the part of the auditors whether Standard can continue its operations for the next twelve months based on its financial condition as at the year-end. If the director is unwilling to continue to advance Standard money, and Standard is unable to raise money for the exploration of the Standard claim, it might lose the claim. Without the ability to explore the Standard claim, Standard will not be able to achieve its objectives set as forth by management.

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

3. Standard lacks an operating history and has losses which are expected to continue into the future. If the loses continue Standard will have to suspend or cease operations.

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $72,305. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

4.   Lack  of  employees  due  to  no  funds  to  hire  new  employees

Standard currently only has two employees, its President, Del Thachuk and Secretary Treasurer, Mary Anne Thachuk. Neither of these two individuals work full time for Standard since Del Thachuk is working with another company and Maryanne Thachuk is retired. There is a substantial risk Standard will not have the funds necessary to hire additional employees that would be needed in Standard's exploration program.

5.   Lack  of  geological  experience  by  the  officers  and  directors

Even though Del Thachuk was involved in placer mining for over 30 years and was President of Red Fox Minerals Ltd until 10 year ago but he does not have a geological background. Maryanne Thachuk has no experience in the mineral industry. Therefore, Standard will have to rely upon outside consultants to give advise on the various methods of exploring the Standard claim.


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

12.  Standard  is  a  one  property  company

With only the Standard claim, Standard does not have the diversion in mineral properties which management would like. In addition, future investors might be wary to invest in a one property company since, should the Standard claim prove to be without commercially viable mineralization, the investor might loss his or her entire investment.

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

15.  Standard  may  never  be  able  to  refining  its  ore  reserve

Even though there exists a commercial viable ore body, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting the Company's ability to process its ore and eventually market it. At this point, in time the Company does not have any contractual agreements to refine any potential ore it might discover on its mineral claim.

The foregoing plan of operations contains forward-looking statements that are subject to the risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations.

ITEM  3.     CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

Standard's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Standard's controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the date within 90 days of the filing of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, Standard's disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

The Company is contemplating having a Meeting of Stockholders in the early part of 2004.

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


                                     STANDARD CAPITAL CORPORATION
                                              (Registrant)



                                         /s/   "E.  Del  Thachuk"
                                         ------------------------
                                             E.  Del  Thachuk
                                         Chief  Executive  Officer
                                          President  and  Director

     Dated:   January  9,  2004


                                         /s/  "Maryanne  Thachuk"
                                         ------------------------
                                            Maryanne  Thachuk
                                        Chief  Financial  Officer
                                   Secretary  Treasurer  and  Director

     Dated:   January  9,  2004