Form 10KSB/A
period 2002-08-31
STANDARD CAPITAL CORP
filed 2004-04-21
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSBA


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
                                                                         -------

                           STANDARD CAPITAL CORPORATION
                           ----------------------------
                   (Exact name of Company as specified in charter)

          Delaware                                               91-1949078
          --------                                               ----------
State or other jurisdiction of incorporation          (I.R.S. Employee I.D. No.)
or  organization


          2429  -  128th Street
      Surrey, British Columbia, Canada                           V4A  3W2
      --------------------------------                           --------
(Address of principal executive offices)                        (Zip Code)


Issuer's  telephone  number,  including  area  code            1-604-538-4898
                                                        ---------------------

Securities registered pursuant to section 12 (b) of the Act:

    Title of each share                Name of each exchange on which registered
            None                                              None
    -------------------                -----------------------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS


PART  1
-------
                                                                            Page
                                                                            ----






ITEM 1.    Description of Business                                             4
ITEM 2.    Description of Property                                             9

ITEM 3.    Legal Proceedings                                                  11

ITEM 4.    Submission of Matters to Vote of Securities Holders                11

PART II
--------

ITEM 5. .  Market for Common Equity and Related Stockholder Matters           13

ITEM 6. .  Management's Discussion and Analysis or Plan of Operation          13

ITEM 7.    Financial Statements                                               14

ITEM 8     Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure                            14

ITEM 8A    Controls and Procedures                                            16

PART III
---------

ITEM 9     Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.             16

ITEM 10 .  Executive Compensation                                             19

ITEM 11    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     20

ITEM 12    Certain Relationships and Related Transactions                     21
PART IV
--------

ITEM 13..  Exhibits and Reports on Form 8-K                                   23

ITEM 14    Principal Accountant Fees and Services                             24

           SIGNATURES                                                         26

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

5.     MONEY  IS  DIFFICULT  TO  OBTAIN  FOR  "GRASS  ROOTS"  EXPLORATION.

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

6. FLUCTUATING PRICES OF MINERALS COULD CEASE EXPLORATION ACTIVITIES ON THE STANDARD CLAIM.

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

7.     OTHER  FLUCTUATING  PRICES  OUTSIDE  OF  THE  CONTROL  OF  STANDARD.

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

8. WEATHER INTERRUPTIONS IN THE PROVINCE OF BRITISH COLUMBIA MAY AFFECT AND DELAY THE PROPOSED EXPLORATION OPERATIONS.

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

9.     STANDARD  IS  SMALL  COMPANY  WITHOUT  MUCH  CAPITAL WHICH MIGHT LIMIT IT
       EXPLORATION  ACTIVITIES  AND  ABILITY  TO  EXPAND  IN  THE  FUTURE.

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

10.     STANDARD  IS  A  ONE  PROPERTY  COMPANY

With only the Standard claim, Standard does not have the diversion in mineral properties which management would like. In addition, future investors might be wary to invest in a one property company since should the Standard claim prove to be without commercially viable mineralization, the investor might loss his or her entire investment.

11.     INVESTMENT  IN  STANDARD'S  COMMON  SHARES

An investment in the common shares of Standard is a speculative venture and an investor must realize that the shares are considered to be a high risk investment. An investor who cannot afford to loss their entire investment in Standard's shares should not consider an investment in Standard. The purchase of shares in Standard is not for widows and orphans.

12.     STANDARD  WILL  HAVE  DIFFICULTY  ATTRACTING  MINING  PERSONNEL

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

13.  STANDARD  MAY  NEVER  BE  ABLE  TO  REFINING  ITS  ORE  RESERVE

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

FORWARD-LOOKING  STATEMENTS

Certain information set forth herein (other than historical data and information) may constitute forward-looking statements regarding events and trends which may affect Standard's future operating results and financial position. The words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning technological changes, increased competition, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Standard cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date of this Annual Report on Form 10-KSBA. It is not possible to foresee or identify all such factors. Standard disclaims any intention, commitment or obligation to revise or update any forward-looking statement, or to disclose any facts, events or circumstances that occur after the date hereof, which may affect the accuracy of any forward-looking statement.

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


Subsequently, the Standard claim has had sufficient work and cash expended upon it to maintain it in good standing with the Ministry of Energy and Mines until February 23, 2005.

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


Subsequent  Events:

On February 20, 2004, Standard held its Annual General Meeting of Stockholders wherein the following matters were approved by the Stockholders.

1. The election of E. Del Thachuk, Alexander J. Ibsen and B. Gordon Brooke as directors.

2. The appointment of Madsen & Associates CPA's Inc. as independent accountants to examine of the financial statements for the fiscal year ended August 31, 2004.

3. The approval of the amendment to the Certificate of Incorporation whereby the authorized share capital Standard will be increased from 25,000,000 common shares with a par value of $0.001 per share to 200,000,000 common shares with a par value of $0.001 per share. The Certificate of Incorporation will be revised to read as follows:

     "FOURTH. The total number of shares of stock, which this corporation is authorized to issue, is:

     Two hundred Million (200,000,000) shares with a par value of one tenth of one cent ($0.001) per share, amounting to Two Hundred Thousand Dollars ($200,000).

                         Article  III

     The aggregate number of shares, which the corporation shall have authorized to issue, is 200,000,000 Common Shares ("Common Shares"), with a par value of $0.001 per share."

4. The approval of a Stock Option Incentive Plan which will provide stock options to acquire up to 5,000,000 common shares in the capital stock of Standard at a price equivalent to the fair market value at the date of Granting the stock option when the common shares are listed on any established stock exchange or national market system. This Stock Option Incentive Plan will be granted to directors, officers, consultants and non-employees who participate in the development of Standard.

There were no other transactions brought forth before the Meeting of Stockholders.

Subsequent to the Meeting of Stockholders, the directors appointed the following officers:

     E.  Del  Thachuk        -     President  and  Chief  Executive  Officer
     B.  Gordon  Brooke      -     Chief  Accounting  Officer
     Alexander  J.  Ibsen    -     Chief  Financial  Officer
     Maryanne  Thachuk       -     Secretary  Treasurer

The  member  of  the  Audit  Committee  were  appointed  as  follows:

     E.  Del  Thachuk        -     Chairman  of  Audit  Committee
     B.  Gordon  Brooke      -     Member  of  Audit  Committee
     Alexander  J.  Ibsen    -     Member  of  Audit  Committee

Autobiographies  of  B.  Gordon  Brooke  and Alexander J. Isben are shown below.

B. GORDON BROOKE, 59, attended Westwood School Secondary School in Paddington, London, England before becoming an articled clerk in 1961 with Roberts White and Company, Chartered Accountants. In 1967, he continued his articles with FF Sharles & Company, Chartered Accountants, as audit manager and supervisor of audits which entailed general audit, accounting, financial statement presentation for small public companies, including such companies as a dairy, a trade stamp company, automobile dealerships, financing companies, engineering, retailer, wholesalers, barristers and solicitors, antique dealers and clothing manufacturers. He had total responsibility for the audit of Michael Manufacturing Limited, a public trading company. This entailed the preparation of all information in the year-end financial statements and all printed matters for exchange filing and information to be distributed to the shareholders. In 1969, he qualified as a Chartered Accountant for England and Wales and immigrated to Canada where he accepted a position with Deloitte, Haskins and Sells, Chartered Accountants, in Toronto, Canada. His responsibilities included being an audit supervisor for mainly small and large business clients which included such firms as Wickett & Craig- tanners, Canada Dry Inc. - soft drinks, Chromalox Canada - heating systems, Northern Pigments - paints, to name a few. In 1972, he accepted a position as assistant to the chief Financial Officer of Candeco Management Inc. of Toronto where his responsibilities included preparation of monthly and annual financial reporting packages for all subsidiaries including corporate tax returns, preparation of all required audit working papers and complete audit files for all subsidiaries, responsibilities for internal control systems for all operating subsidiaries. In 1974, he became assistant to the chief Financial Officer of Canadian Chromalox Ltd. in Toronto where he undertook the controller functions from time to time and subsequently became the Ant-Inflation Officer for Canadian Chromalox's group of companies where he was responsible for all price increase application to Ottawa. In 1977, with the end of the Anti-Inflation legislation he became an independent financial consultant where he offered the following services: accounting, financial statement presentation, business plans, personal and corporate taxation services, corporate reorganizations and restructurings, prospectus preparation and analysis and public offering advice and service. His client base consisted of such companies as Spectra Anodizing Inc. - anodizing services, Security Mirror Ltd. - mirror manufacturer, Arco Prime Steel Inc. -steel fabricator and many other small businesses as well as a continuing relationship with Canadian Chromalox and its subsidiaries. During this same period of time, Gordon Brooke either owned or was a working shareholder in the following business: Black Swan Investments Inc. 30% shareholder in a pub in Toronto, Octagon Industries Inc. 10% shareholder in a signage company, Reybrooke Housewares - 100% owner in a company licensed with a United Kingdom company for PVC extrusions, Beaver Hill Farm Inc. - 33.3% owner of this company which was a producer of fresh herbs grown under light and sold to over 200 retail outlets in southern Ontario. In 1997 he became financial consultant to Confectionately Yours Inc. a Toronto based company specializing in large fresh baked goods and cereal bar manufacturer. His responsibilities were to serve as an interim controller and prepare business plans. In 1998, he became the unofficial Chief Financial Officer of the company until it was sold in December 2000. In 2001 to the present time, he has been working for Snack Crafters Inc. in Toronto as a financial consultant where he is responsibilities have been to prepare business plans, to service as an interim accountant providing accounting services, preparation of financial statements on a non-audit basis, corporate tax returns and assisting the company in its reorganization and restructuring.

ALEXANDER ('AL") JOHN IBSEN, 62, graduated from grade 12 and was hired in 1965 by Grant, Atkinson & Blair Ltd., a food brokerage firm, located in Vancouver, British Columbia where he worked initially as a salesman before becoming Sales Management and eventually the Branch Manager, supervising a staff of 12. This entailed all head offices accounts in the food, drug and mass merchandisers' items. Through his leadership, the department exceeded the company's budgeted revenue each year he was employed with the company. In 1972, Al joined the firm of R.A. Brown and Sons Ltd., another food brokerage firm, located in Vancouver where he became the sales Manager for the entire British Columbia Region. He was responsible for a staff of 10 employees but the company itself did twice the volume of sales of his former employer. During his employment with R.A. Brown and Sons Ltd. Al's department exceeded the company's budget revenue figures each year. In 1983, he became the general Manager for I.D. Foods Western Corporation and subsequently became General Manager for western Canada with a staff of 20 people. Again he either met or exceeded the company's sales budget prior to becoming employed in 1987 with Capital Bag Ltd./ Crown Packaging Ltd. In 1991, he was hired as Sales Manager for the western Canadian division as well as being responsible for Toronto, Ontario sales department for Sonoco Flexible Packaging Corp. even though this company was located in Vancouver, British Columbia. While at Sonoco, he managed to exceed the budgets there each and every year he was with the company. In fact, in his last year with the firm, he sold an additional CDN $10,000,000 over and above the budget figures. In May 2001, the company sold their packaging lines in Canada thereby eliminating Al's position with the company. Since 2001, Al has worked as a self-employed contractor in the food industry. Al has served as the past President of many organizations; some of which are as follows: Eastgate Masonic Lodge, Burnaby Big Brothers, B.C. Food Brokerage Association (now an honorary member) and the Food Executives Club of British Columbia (Honorary Member). Al has strong communication and interpersonal skills at all levels of business and can identify and implement new ideas when required.




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


                          ITEM 7.  FINANCIAL STATEMENTS



The financial statements of Standard are included following the signature page to this Form 10-KSBA.



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE



On December 15, 2002, Standard dismissed Andersen Andersen & Strong, L.C. as the independent accountants. This action was approved by the sole director of Standard. Standard appointed Seller & Andersen, LLC as the independent accountants. Unfortunately, the independent accountants' audit opinion dated June 29, 2003, attached to the financial statements for the fiscal year ended August 31, 2002 and included with the Form 10-KSB filed by Standard on July 9,

2003 with the United States Securities and Exchange Commission, was under the letterhead of Andersen Andersen & Strong LC rather than Sellers & Andersen, LLC. On February 5, 2004, Standard dismissed Sellers & Andersen LLC and appointed Madsen & Associates, CPA's Inc. as the independent accountants to examine the financial statements for the fiscal year ended August 31, 2002 and render an opinion thereon. These financial statements are including in this Form 10-KSBA.

The reports of Andersen Andersen & Strong LC for the financial statements since inception to August 31, 2001 and through the subsequent interim periods ended December 15, 2002, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to Standard's ability to continue as a going concern.

During the two fiscal years ended August 31, 2001 and 2000, and through the subsequent interim period ended December 15, 2002, to the best of Standard's knowledge. There have been no disagreements with Andersen Andersen & Strong, LC on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Andersen Andersen & Strong, LC would have caused them to make reference in connection with its report on the financial statements of Standard for such years.

During the two fiscal years ended August 31, 2001 and 2000, and through subsequent interim period ended December 15, 2002, Andersen Andersen & Strong. LC did not advise Standard on any matters set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B.

The reports of Sellers & Andersen LLC for the financial statements as at August 31, 2003 and through the subsequent interim periods ended February 5, 2004, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to Standard's ability to continue as a going concern.

During the fiscal year ended August 31, 2003, and through the subsequent interim period ended February 5, 2004, to the best of Standard's knowledge, there have been no disagreements with Sellers & Andersen, LLC on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Sellers & Andersen, LLC would have caused them to make reference in connection with its report on the financial statements of Standard for such years.

During the fiscal year ended August 31, 2003, and through subsequent interim period ended February 5, 2004, Sellers & Andersen, LLC did not advise Standard on any matters set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B.

For the financial statements for the fiscal years ended August 31, 2003 and 2002, Standard has not consulted with Madsen & Associates CPA's Inc. regarding
(i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Standard's financial statements, and no written report or oral advice was provided to Standard by concluding there was an important factor to be considered by Standard in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304 (a)(1)(iv)(B) of Regulation S-B.

Standard has requested Madsen & Associates, CPA's Inc. to examine the financial statements for the two fiscal years ended August 31, 2003 and 2002 and to review the interim financial statements for the three months ended November 30, 2003 and 2002, the six months ended February 2003 and nine months ended May 31, 2003. Standard will file amended Form 10-KSBs and 10-QSBs.

                       ITEM 8-A - CONTROLS AND PROCEDURES


(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

Standard's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Standard's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) of the date within 90 days of the filing of this annual report on Form 10-KSBA (the "Evaluation Date"), have concluded that as of the Evaluation Date, Standard's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSBA was being made.

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


                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of August 31, 2002, the name, age, and position of each executive officers and directors and the term of office of each director of Standard.





                                                               Term as
                                                              Director
           Name                Age         Position Held        Since
          -----              --------  ---------------------- --------
  Del Thachuk . . . . . . .    67      President and Director    1998

  Mary Anne Thachuk . . .      67     Secretary Treasurer and
                                          Director               1998




Each director of Standard serves for a term of one year and until his successor is elected at Standard's annual shareholders' meeting and is qualified, subject to removal by Standard's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

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

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated w ith persons engaged in any such activities;

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

     The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2000 to 2002 to Standard's President, Directors and Secretary Treasurer.

                     SUMMARY COMPENSATION TABLE (2000-2002)
                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                  Annual  Compensation               Awards              Payouts
                  --------------------               ------              -------




(a)                   (b)       (c)      (e)        (f)       (g)      (h)       (i)
                                         Other   Restricted                   All other
                                         annual   stock      Options/  LTIP     compen-
Name and Princi- . .                      Comp.   awards       SAR     payouts  sation
pal position . . . .  Year     Salary     ($)      ($)         (#)      ($)       ($)
-------------------- -------  -------- --------- --------    --------  ----      ----

Del Thachuk. . . . .  2000      -0-       -0-       -0-       -0-      -0-       -0-
President and. . . .  2001      -0-       -0-       -0-       -0-      -0-       -0-
   Director. . . .    2002      -0-       -0-       -0-       -0-      -0-       -0-

Mary Anne Thachuk. .  2000      -0-       -0-       -0-       -0-      -0-       -0-
Secretary Treasurer.  2001      -0-       -0-       -0-       -0-      -0-       -0-
  and Director . . .  2002      -0-       -0-       -0-       -0-      -0-       -0-




There has been no compensation given to any of the Directors or Officers during the periods ended August 31, 2000 to 2002. There are no stock options outstanding as at August 31, 2002, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

BONUSES  AND  DEFERRED  COMPENSATION

None

COMPENSATION  PURSUANT  TO  PLANS

None

PENSION  TABLE

None

OTHER  COMPENSATION

The directors have not received any compensation for the time they devote to Standard. Nevertheless, Standard does give recognition to the time spent by accruing as an expense each month a charge of $200 per month as management fees with an offsetting credit to Capital in excess of par value. The amount so accrued with not be pay in either cash or shares to the directors in the future.

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





          Name and Address                            Amount
          of Beneficial               Nature of    of Beneficial   Percent
              Owner                  Ownership(1)    Ownership     of Class
------------------------------------ ------------  --------------  --------
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

                                     PART IV


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  (1)        FINANCIAL  STATEMENTS.


The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                Page
-------------------                                                ----


Report  of  Madsen  &  Associates,  CPA's  Inc.                      27

Balance  Sheet  as  at  August  31,  2002  and  2001                 28

Statement  of  Operations  for  the  year  ended  August  31,
    2002 and 2001 and             for  the  period  from
    September  24,  1998  (Date  of Inception)  to  August
    31,  2002                                                        29

Statement  in  Changes  in  Stockholders'  Equity  for
    the period from September 24,  1998  (Date  of  Inception)
    to  August  31,  2002                                            30

Statement  of  Cash  Flows  for  the  year  ended  August  31,
    2002 and 2001 and             for  the  period  from
    September  24,  1998  (Date  of      Inception)  to  August
    31,  2002                                                        31

Notes  to  the  Financial  Statements                                32


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

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate Pursuant to 18 U.S.C. Section 1350 signed by Chief Executive Officer

99.3 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by Chief Financial Officer

(b)  Reports  on  Form  8-K

     - Filed on February 13, 2004 and dated February 5, 2004 regarding change of Standard's certifying accountants from Sellers & Andersen LLC to Madsen & Associates, CPA's Inc.

     - Filed on February 25, 2004 regarding certain motions approved by the shareholders at the Annual General Meeting of Stockholders.

     - Filed on February 25, 2004 and dated December 15, 2002 regarding change of Standard's certifying accountants from Andersen Andersen & Strong, LC to Sellers & Andersen





                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1)     Audit  Fees
        -----------

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Standard's annual financial statements and the review included in Standard's Form 10-QSBs and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $5,600.

(2)     Audit-Related  Fees
        -------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Standard's financial statements and are not provided in Item 9 (e)(1) of Schedule 14A was NIL.

(3)     Tax  Fees
        ---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $200.

(4)     All  Other  Fees
        ----------------

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)     Audit  Committee's  Pre-approval  Policies
        ------------------------------------------

At the present time, there are no significant directors, officers and employees involved with Standard to make any pre-approval policies meaningful. Once Standard has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

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

                                 STANDARD  CAPITAL  CORPORATION
                                        (Registrant)




Date: April 19, 2004               By:/s/  "Del  Thachuk"
                                   ----------------------
                                          Del  Thachuk
                                   Chief  Executive  Officer
                                   President  and  Director


Date: April 19, 2004               By: /s/  "Alexander  J.  Ibsen"
                                ----------------------------------
                                       Alexander  J.  Ibsen
                                    Chief  Financial  Officer
                                          and  Director

SELLERS & ANDERSEN, L.L.C.                 941 East 3300 South, Suite 202
---------------------------------                Salt Lake City, Utah
Certified  Public  Accountants  and  Business       Telephone  801-486-0096
 Consultants                                           Fax  801-4860098
Member SEC Practice Section of the AICPA


Board  of  Directors
Standard  Capital  Corporation
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at August 31, 2002, and the statement of operations, stockholders' equity, and cash flows for the year ended August 31, 2002. These financial statements are the responsibility of Standard's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2002, and the results of operations, and cash flows for the years ended August 31, 2002 and 2001 and the period September 24, 1998 to August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Standard will continue as a going concern. Standard does not have the necessary working capital to service its debt and its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City,  Utah                     /s/  "Sellers & Andersen, L.L.C."
June 29, 2003

                          STANDARD CAPITAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET

                            AUGUST 31, 2002 AND 2001








                                                          2002        2001
                                                      ------------  ---------
ASSETS

CURRENT ASSETS

    BANK . . . . . . . . . . . . . . . . . . . . . .  $       329   $      3
                                                      ------------  ---------

                                                      $       329   $      3
                                                      ============  =========


LIABILITIES

    ACCOUNTS PAYABLE - RELATED PARTY . . . . . . . .  $    15,047   $ 12,506
    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES . . . .       17,317     10,229
                                                      ------------  ---------
                                                           32,364     22,735
                                                      ------------  ---------

STOCKHOLDERS' LIABILITIES

    COMMON STOCK
         25,000,000 SHARES AUTHORIZED, AT $0.001 PAR
         VALUE, 1,295,000 SHARES ISSUED AND
         OUTSTANDING . . . . . . . . . . . . . . . .        1,295      1,295

    CAPITAL IN EXCESS OF PAR VALUE . . . . . . . . .       18,555     14,355

    DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE      (51,885)   (38,382)
                                                      ------------  ---------

                TOTAL STOCKHOLDERS' DEFICIENCY . . .      (32,035)   (22,732)
                                                      ------------  ---------

                                                      $       329   $      3
                                                      ============  =========









    The accompanying notes are an integral part of these financial statements

                          STANDARD CAPITAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                   FOR THE YEAR ENDED AUGUST 31, 2002 AND 2001
   AND FOR THE PERIOD FROM SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31,
                                      2002





                                         FOR THE         FOR THE
                                          YEAR             YEAR
                                          ENDED           ENDED
                                       AUGUST 31,       AUGUST 31,                FROM
                                          2002             2001       INCEPTION TO AUGUST 31, 2002
                                     ---------------  --------------  -----------------------------
SALES . . . . . . . . . . . . . . .  $             -  $            -  $                           -
                                     ---------------  --------------  -----------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
    Accounting and audit. . . . . .            5,000           5,000                         18,300
    Bank charges and interest . . .               80              82                            360
    Filing fees - Edgar system. . .            1,000             374                          2,989
    Geological report . . . . . . .                -               -                          1,780
    Incorporation costs written off                -               -                            255
    Legal . . . . . . . . . . . . .                -             487                            487
    Office expenses . . . . . . . .               82             213                            852
    Management fees . . . . . . . .            2,400           2,400                          9,600
    Miscellaneous . . . . . . . . .              357             155                            912
    Rent. . . . . . . . . . . . . .            1,200           1,200                          4,800
    Staking and recording costs . .            1,254           1,303                          2,924
    Telephone . . . . . . . . . . .              600             600                          2,400
    Transfer agent's fees . . . . .            1,530           1,200                          6,226
                                     ---------------  --------------  -----------------------------

NET LOSS. . . . . . . . . . . . . .  $        13,503  $       13,014  $                      51,885
                                     ===============  ==============  =============================











NET LOSS PER COMMON SHARE
     Basic . . . . . . . .  $         -  $         -
                            ===========  ===========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .    1,295,000    1,295,000
                            ===========  ===========





   The  accompanying  notes  are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                          (AN EXPLORATION STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE PERIOD FROM SEPTEMBER 24, 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 2002






                                                                  Capital in
                                              Common      Stock    Excess of    Accumulated
                                              Shares     Amount    Par Value      Deficit
                                            ----------  ---------  ----------  -------------
BALANCE SEPTEMBER 24, 1998 (date of
     inception). . . . . . . . . . . . . .           -  $       -  $        -  $          -

Issuance of common shares for cash at
    $0.001 - January 11, 1999. . . . . . .   1,000,000      1,000           -             -

Issuance of common shares for cash at
    $0.001 - February 19, 1999 . . . . . .     100,000        100           -             -

Issuance of common shares for cash at
    $0.01 - February 15, 1999. . . . . . .     195,000        195       1,755             -

Capital contributions - expenses . . . . .           -          -       8,400

Net operating loss for the period from
    September 24, 1998 to August 31, 2000.           -          -           -       (25,368)
                  .. . . . . . . . . . . .           .          .           .
                                           ----------  ---------- -----------     ----------

BALANCE, AUGUST 31, 2000 . . . . . . . . .   1,295,000      1,295      10,155       (25,368)

Capital contributions - expenses . . . . .           -          -       4,200             -

Net operating loss for the year ended
    August 31, 2001. . . . . . . . . . . .           -          -           -       (13,014)
                                            ----------  ---------  ----------  -------------

                                             1,295,000      1,295      14,355       (38,382)

Capital contributions - expenses . . . . .           -          -       4,200             -

Net operating loss for the year ended
    August 31, 2002. . . . . . . . . . . .           -          -           -       (13,503)
                                            ----------  ---------  ----------  -------------

                                             1,295,000  $   1,295  $   18,555  $    (51,885)
                                            ==========  =========  ==========  =============






   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                 FOR THE YEAR ENDED AUGUST 31, 2002 AND 2001 AND
                     FOR THE PERIOD FROM SEPTEMBER 24, 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 2002









                                             FOR THE YEAR    FOR THE YEAR
                                                ENDED           ENDED             FROM
                                              AUGUST 31,      AUGUST 31,      INCEPTION TO
                                                 2002            2001        AUGUST 31, 2002
                                            --------------  --------------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $     (13,503)  $     (13,014)  $        (51,885)

     Adjustments to reconcile net loss
         to net cash provided by
         operating activities:

        Accounts payable - related parties          2,541           1,851             15,047
         Accounts payable and
            accrued liabilities. . . . . .          7,088           6,791             17,317
        Capital contributions. . . . . . .          4,200           4,200             18,555
                                            --------------  --------------  -----------------

             Net Cash form Operations. . .            326            (172)              (966)
                                            --------------  --------------  -----------------

CASH FLOWS FROM
     FINANCING ACTIVITIES:

        Proceeds from issuance of
            common stock . . . . . . . . .              -               -              1,295
                                            --------------  --------------  -----------------

     Net Increase in Cash. . . . . . . . .            326            (172)               329

     Cash at Beginning of Period . . . . .              3             175                  -
                                            --------------  --------------  -----------------

     CASH AT END OF PERIOD . . . . . . . .  $         329   $           3   $            329
                                            ==============  ==============  =================







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

     Income  Taxes
     -------------

     On August 31, 2002, Standard had a net operating loss carry forward of $51,885. The tax benefit of $15,566 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since Standard has no operations.

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

     Standard  does not have any concentration or related financial credit risk.

     Revenue  Recognition
     --------------------

     Revenue is recognized on the sale and delivery of product or the completion of services provided.

     Statement  of  Cash  Flows
     --------------------------

     For the purposes of the statement of cash flows, Standard considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2002

3.   AQUISITION  OF  MINERAL  CLAIM

     Standard acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2003. The renewal cost of these claims is $1,980 Cdn. The costs of staking and filing have been expensed.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 17.7% of the outstanding common stock and have made no interest, demand loans of $15,047 to Standard, and have made contributions to capital of $16,800 by the payment of Company expenses.

5.   GOING  CONCERN

     Standard will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of Standard as a going concern is dependent on obtaining additional working capital and the management of Standard has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, and payment of Company expenses by its officer, which will enable Standard to operate for the coming year.


6.   SUBSEQUENT  EVENTS

     a.     Mineral  Claim

     The Company has maintained its mineral claim in good standing until February 23, 2005.

     b.     Amendment  to  Certificate  of  Incorporation

     The shareholders, at the Annual General Meeting held on February 20, 2004, approved an amendment to the Certificate of Incorporation whereby the authorized share capital of the Company would be increased from 25,000,000 common shares with a par value of $0.001 per share to 200,000,000 common share with a par value of $0.001 per share.

     c.     Stock  Option  Plan

     At the Annual General Meeting held on February 20, 2004, the shareholders approved a Stock Option Plan (the "Plan") whereby a maximum of 5,000,000 common shares were authorized but unissued to be granted to directors, officers, consultants and non-employees who assisted in the development of the Company. The value of the stock options to be granted under the Plan will be determined on the fair market value of the Company's shares when they are listed on any established stock exchange or a national market system at the closing price as at the date of granting the option. No stock options have been granted under this Plan as at the date of the auditors' opinion attached to these financial statements.