Form 10QSB/A
period 2002-11-30
STANDARD CAPITAL CORP
filed 2004-04-21
CIK 93314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSBA


(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended          November  30,  2002
                                            -------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                          to

Commission  File  number               0-25707
                                       -------


                           STANDARD  CAPITAL  CORPORATION
                           ------------------------------
              (Exact  name  of  registrant  as  specified  in  charter)

          Delaware                                          91-1949078
          --------                                          ----------
 (State  or other jurisdiction of                        (I.R.S. Employer
 incorporation  or  organization)                       Identification  No.)


2429  -  128th  Street
Surrey,  British  Columbia,  Canada                         V4A 3W2
-----------------------------------                      --------------
(Address  of  principal  executive  offices)               (Zip Code)


                                  1-604-538-4898
                                  --------------
            Registrant's  telephone  number,  including  area  code

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

                                      INDEX





                                                                           PAGE
                                                                          NUMBER
                                                                         -------
PART 1. . . .FINANCIAL INFORMATION

    ITEM 1. .Financial Statements (unaudited)                                  3

             Balance Sheet as at November 30, 2002 and August 31, 2002         4

             Statement of Operations
                For the three months ended November 30, 2002 and
                2001 and for the period September 24, 1998 (Date of
                Inception) to November 30, 2002. . . . . . . . . . .           5

             Statement of Cash Flows
                For the nine months ended November 30, 2002 and 2001
                and for the period September 24, 1998 (Date of
                Inception) to November 30, 2002. . . . . . . . . . .           6

             Notes to the Financial Statements .                               7

    ITEM 2.  Management's Discussion and Analysis or Plan of Operations       10

    ITEM 3.  Controls and Procedures                                          14

PART 11.. .  OTHER INFORMATION                                                14

    ITEM 1.  Legal Proceedings                                                14

    ITEM 2.  Changes in Securities                                            14

    ITEM 3.  Defaults Upon Senior Securities                                  14

    ITEM 4.  Submission of Matters to a Vote of Security Holders              15

    ITEM 5.  Other Information                                                16

    ITEM 6.  Exhibits and Reports on Form 8-K                                 17

             SIGNATURES. . .                                                  18


                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at November 30, 2002 (with comparative figures as at November 30,
2001) and the statement of operations and statement of cash flow for the three months ended November 30, 2002 and 2001 and for the period from September 24, 1998 (date of incorporation) to November 2002 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2002, are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                                November 30, 2002
                  (with comparative figures at August 31, 2002)

                      (Unaudited - Prepared by Management)





                                                             NOVEMBER 30    AUGUST 31
                                                                2002           2002
                                                            -------------  ------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        312   $       329
                                                            -------------  ------------

                                                            $        312   $       329
                                                            =============  ============

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $     15,047        15,047
      Accounts payable and accrued liabilities . . . . . .        18,735        17,317
                                                            -------------  ------------
                                                                  33,782        32,364
                                                            -------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .        19,605        18,555

     Deficit accumulated during the exploration stage. . .       (54,370)      (51,885)
                                                            -------------  ------------

           Total Stockholders' Equity (deficiency) . . . .       (33,470)      (32,035)
                                                            -------------  ------------

                                                            $        312   $       329
                                                            =============  ============







     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

  For the three months ended November 30, 2002 and 2001, and for the period from September 24, 1998 (Date of Inception) to November 30, 2002

                     (Unaudited  -  Prepared by Management)






                                            FOR THE       FOR THE
---                                         THREE         THREE
                                            MONTHS         MONTHS
                                            ENDED          ENDED        DATE OF INCEPTION TO
                                         NOVEMBER 30,   NOVEMBER 30,       NOVEMBER 30,
                                            2002           2001               2002
                                -------------------------------------  ----------------------
SALES . . . . . . . . . . . . . . . .  $         -   $           -   $                   -
                                       ------------  --------------  ----------------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .        1,000             950                  19,300
     Bank charges and interest. . . .           17              18                     377
     Edgar filing fees. . . . . . . .          200               -                   3,189
     Geological report. . . . . . . .            -               -                   1,780
     Incorporation costs. . . . . . .            -               -                     255
     Legal fees . . . . . . . . . . .            -               -                     487
     Management fees. . . . . . . . .          600             600                  10,200
     Miscellaneous. . . . . . . . . .            -             107                     912
     Office expenses. . . . . . . . .           78               9                     930
     Rent . . . . . . . . . . . . . .          300             300                   5,100
     Staking  and recording costs . .            -               -                   2,924
     Telephone. . . . . . . . . . . .          150             150                   2,550
     Transfer agent's fees. . . . . .          140              74                   6,366
                                       ------------  --------------  ----------------------

NET LOSS. . . . . . . . . . . . . . .  $    (2,485)  $      (2,208)  $             (54,370)
                                       ============  ==============  ======================



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $         -   $           -
                                       ============  ==============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .    1,295,000       1,295,000
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

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

   For the three months ended November 30, 2002 and 2001 and for the period from September 24, 1998 (Date of Inception) to November 30, 2002

                      (Unaudited - Prepared by Management)





                                             FOR THE THREE    FOR THE THREE
                                                MONTHS           MONTHS        DATE OF INCEPTION
                                                 ENDED            ENDED               TO
                                             NOVEMBER 30,     NOVEMBER 30,       NOVEMBER 30,
                                                 2002             2001               2002
                                            ---------------  ---------------  ------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $       (2,485)  $       (2,208)  $          (54,370)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .           1,418            1,033               18,735
          Accounts payable - related party               -              151               15,047
          Capital contributions - expenses           1,050            1,050               19,605
                                            ---------------  ---------------  -------------------

               Net Cash from Operations. .              17               26                 (983)
                                            ---------------  ---------------  -------------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .               -                -                1,295
                                            ---------------  ---------------  -------------------

                                                         -                -                1,295
                                            ---------------  ---------------  -------------------

     Net Increase in Cash. . . . . . . . .              17               26                  312

     Cash at Beginning of Period . . . . .             329                3                    -
                                            ---------------  ---------------  -------------------

     CASH AT END OF PERIOD . . . . . . . .  $          312   $          (29)  $              312
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

     Income  Taxes
     -------------

On November 30, 2002, the Company had a net operating loss carry forward of $54,370. The tax benefit of $16,133 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

Officers-directors, and their controlled entities, have acquired 17.7% of the outstanding common stock and have made no interest, demand loans of $15,047 to the Company, and have made contributions to capital of $19,605 by the payment of Company expenses.

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

RESULTS  OF  OPERATIONS


On January 24, 2002, a Mine Technologist completed a report regarding work done on the Standard claim between January 18 and 21, 2002. The Standard claim is in good standing until February 23, 2005.


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


                         ITEM 3. CONTROLS AND PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

Standard's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Standard's controls and procedures (as defined in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c) of the date within 45 days of the filing of this quarterly report on Form 10-QSBA (the "Evaluation Date"), have concluded that as of the Evaluation Date, Standard's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSBA was being made.

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

               None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

               None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


Subsequent  Events:

On February 20, 2004, Standard held it Annual General Meeting of Stockholders wherein the following matters were approved by the Stockholders.

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

ITEM  5.     OTHER  INFORMATION


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

99.2 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer


99.3 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer



(b)     Reports  on  Form  8-K


     - Filed on February 13, 2004 and dated February 5, 2004 regarding change of Standard's certifying accountants from Sellers & Andersen LLC to Madsen & Associates, CPA's Inc.

     - Filed on February 25, 2004 regarding certain motions approved by the shareholders at the Annual General Meeting of Stockholders.

     - Filed on February 25, 2004 and dated December 15, 2002 regarding change of Standard's certifying accountants from Andersen Andersen & Strong, LC to Sellers & Andersen.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          STANDARD CAPITAL CORPORATION
                                  (Registrant)




     Date:  April 19, 2004         /s/   "E.  Del  Thachuk"
                                   ------------------------
                                         E.  Del  Thachuk
                                    Chief  Executive  Officer
                                     President  and  Director


     Date:  April 19, 2004         /s/  "Alexander  J.  Ibsen"
                                   ---------------------------
                                     Alexander  J.  Ibsen
                           Chief  Financial  Officer  and  Director