Form 10QSB/A
period 2003-02-28
STANDARD CAPITAL CORP
filed 2004-04-21
CIK 93314

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


2429  -  128th  Street
Surrey,  British  Columbia,  Canada                                   V4A 3W2
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

                                      INDEX






                                                                                        PAGE
                                                                                       NUMBER
                                                                                   ----------
PART 1.
      ITEM 1. . Financial Statements (unaudited)                                         3

                Balance Sheet as at February 28, 2003 and August 31, 2002                4

                Statement of Operations
                    For the six months ended February 28, 2003 and
                    2002 and for the period September 24, 1998 (Date of
                    Inception) to February 28, 2003. . . . . . . . . . .                 5

                Statement of Cash Flows
                    For the six months ended February 28, 2003 and 2002
                    and for the period September 24, 1998 (Date of
                    Inception) to February 28, 2003. . . . . . . . . . .                 6

                Notes to the Financial Statements . . .                                  7

      ITEM 2. . Management's Discussion and Analysis or Plan of Operations              10

      ITEM 3. . Controls and Procedures                                                 14

PART 11.. . .   OTHER INFORMATION                                                       14

      ITEM 1. . Legal Proceedings                                                       14

      ITEM 2. . Change in Securities                                                    14

      ITEM 3. . Defaults Upon Senior Securities                                         15

      ITEM 4. . Submission of Matters to a Vote of Security Holders                     15

      ITEM 5.   Other Information                                                       16

      ITEM 6. . Exhibits and Reports on Form 8-K                                        17

                SIGNATURES. . . . . .                                                   18

                         PART 1 - FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at February 28, 2003 (with comparative figures as at August 31,
2002) and the statement of operations and statement of cash flow for the three and six months ended February 28, 2003 and 2002 and for the period from September 24, 1998 (date of incorporation) to February 28, 2003 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2003, are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                                February 28, 2003
                  (with comparative figures at August 31, 2002)

                      (Unaudited - Prepared by Management)





                                                             FEBRUARY 28    AUGUST 31
                                                                2003           2002
                                                            -------------  ------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        294   $       329
                                                            -------------  ------------

                                                            $        294   $       329
                                                            =============  ============

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $     16,303        15,047
      Accounts payable and accrued liabilities . . . . . .        21,399        17,317
                                                            -------------  ------------
                                                                  37,702        32,364
                                                            -------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .        20,655        18,555

     Deficit accumulated during the exploration stage. . .       (59,358)      (51,885)
                                                            -------------  ------------

           Total Stockholders' Equity (deficiency) . . . .       (37,408)      (32,035)
                                                            -------------  ------------

                                                            $        294   $       329
                                                            =============  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

    For the three and six months ended February 28, 2003 and 2002, and for the period from September 24, 1998 (Date of Inception) to February 28, 2003

                     (Unaudited  -  Prepared by Management)





                                                                              FOR THE       FOR THE
                                             FOR THE           FOR THE          SIX            SIX
                                              THREE             THREE         MONTHS         MONTHS
                                             MONTHS            MONTHS          ENDED          ENDED        DATE OF INCEPTION TO
                                              ENDED             ENDED        FEBRUARY        FEBRUARY             FEBRUARY
                                        FEBRUARY 28, 2003 FEBRUARY 28, 2002  28, 2003        28, 2002             28, 2003
                                   -------------------------------------  -------------------  -------------  -----------------
SALES . . . . . . . . . . . . . . . .  $                -   $          -   $          -   $           -   $                   -
                                       -------------------  -------------  -------------  --------------  ----------------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .               1,000            950          2,000           1,900                  20,300
     Bank charges and interest. . . .                  17             23             34              40                     394
     Edgar filing fees. . . . . . . .                 200            600            400             600                   3,389
     Geological report. . . . . . . .                   -              -              -               -                   1,780
     Incorporation costs. . . . . . .                   -              -              -               -                     255
     Legal fees . . . . . . . . . . .                   -              -              -               -                     487
     Management fees. . . . . . . . .                 600            600          1,200           1,200                  10,800
     Miscellaneous. . . . . . . . . .                   -              -              -             107                     912
     Office expenses. . . . . . . . .                  58              -            136               9                     988
     Rent . . . . . . . . . . . . . .                 300            300            600             600                   5,400
     Staking  and recording costs . .               2,528          1,254          2,528           1,254                   5,452
     Telephone. . . . . . . . . . . .                 150            150            300             300                   2,700
     Transfer agent's fees. . . . . .                 135             58            275             133                   6,501
                                       -------------------  -------------  -------------  --------------  ----------------------

NET LOSS. . . . . . . . . . . . . . .  $           (4,988)  $     (3,935)  $     (7,473)  $      (6,143)  $             (59,358)
                                       ===================  =============  =============  ==============  ======================



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $                -   $          -   $          -   $           -
                                       ===================  =============  =============  ==============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .           1,295,000      1,295,000      1,295,000       1,295,000
                                       ===================  =============  =============  ==============




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

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

    For the six months ended February 28, 2003 and 2002 and for the period from September 24, 1998 (Date of Inception) to February 28, 2003

                      (Unaudited - Prepared by Management)





                                             FOR THE SIX     FOR THE SIX
                                                MONTHS          MONTHS       DATE OF INCEPTION
                                                ENDED           ENDED               TO
                                             FEBRUARY 28,    FEBRUARY 28,      FEBRUARY 28,
                                                 2003            2002              2003
                                            --------------  --------------  ------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $      (7,473)  $      (6,143)  $          (59,358)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          4,082           2,117               21,399
          Accounts payable - related party          1,256           2,021               16,303
          Capital contributions. . . . . .          2,100           2,100               20,655
                                            --------------  --------------  -------------------

               Net Cash from Operations. .            (35)             95               (1,001)
                                            --------------  --------------  -------------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -                1,295
                                            --------------  --------------  -------------------

                                                        -               -                1,295
                                            --------------  --------------  -------------------

     Net Increase in Cash. . . . . . . . .            (35)             95                  294

     Cash at Beginning of Period . . . . .            329               3                    -
                                            --------------  --------------  -------------------

     CASH AT END OF PERIOD . . . . . . . .  $         294   $          98   $              294
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

                        NOTES  TO  FINANCIAL  STATEMENTS

                                February 28, 2003

                      (Unaudited - Prepared by Management)


4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 17.7% of the outstanding common stock and have made no interest, demand loans of $16,303 to the Company, and have made contributions to capital of $20,655 by the payment of Company expenses.

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

The  grid  was  as  follows:

Baseline:          Compete

Grid  sample  line:     Stations  flagged  every  30  feet
               Station  0  +  100S  to  0  +  860W               2,580  feet
               Station  0  +  400S  to  0  +  420W               1,260  feet
               Station  0  +  600S  to  0  +  330W                 990  feet
               Station  0  +  700S  to  0  +  290E                 780  feet
               Station  0  +  800S  to  0  +  450E               1,350  feet
                                                                 -----
               Total                                             7,050  feet
                                                                 =====


It is recommended from the above mentioned grid that an initial soil geochemistry program be undertaken over the entire grid and prospect the ridge for geological structures. Standard will have to raise funds to undertake this
exploration  program.   The Standard claim is in good standing until February
23,  2005.


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

During the current period there were no matters submitted for a vote by shareholders.


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

99.2 Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

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