Form 10QSB/A
period 2003-05-31
STANDARD CAPITAL CORP
filed 2004-04-21
CIK 93314

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

                                      INDEX







                                                                                        PAGE
                                                                                       NUMBER
                                                                                    ----------
PART 1. .   .FINANCIAL INFORMATION

    ITEM 1.  Financial Statements (unaudited)                                             3

             Balance Sheet as at May 31, 2003 and August 31, 2002. .                      4

             Statement of Operations
                 For the three and nine months ended May 31, 2003 and
                 2002 and for the period September 24, 1998 (Date of
                 Inception) to May 31, 2003 . . . . . . . . . . . . .                     5

             Statement of Cash Flows
                 For the six months ended May 31, 2003 and 2002
                 and for the period September 24, 1998 (Date of
                 Inception) to May 31, 2003 . . . . . . . . . . . .                       6

             Notes to the Financial Statements .                                          7

    ITEM 2.  Management's Discussion and Analysis or Plan of Operations                  10

    ITEM 3.  Controls and Procedures                                                     13

PART 11.. .  OTHER INFORMATION                                                           14

    ITEM 1.  Legal Proceedings                                                           14

    ITEM 2.  Changes in Securities                                                       14

    ITEM 3.  Defaults Upon Senior Securities                                             14

    ITEM 4.  Submission of  Matters to a Vote of Security Holders                        15

    ITEM 5.  Other Information                                                           16

    ITEM 6.  Exhibits and Reports on Form 8-K                                            17

             SIGNATURES. . . .                                                           18

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (an exploration stage company) at May 31, 2003 (with comparative figures as at August 31, 2002) and the statement of operations and statement of cash flow for the three and nine months ended May 31, 2003 and 2002 and for the period from September 24, 1998 (date of incorporation) to May 31, 2003 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2003, are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                 BALANCE  SHEET

                                  May 31, 2003
                  (with comparative figures at August 31, 2002)

                      (Unaudited - Prepared by Management)





                                                              MAY 31      AUGUST 31
                                                               2003          2002
                                                            -----------  ------------

ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $      277   $       329
                                                            -----------  ------------

                                                            $      277   $       329
                                                            ===========  ============

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $   16,303        15,047
      Accounts payable and accrued liabilities . . . . . .      24,230        17,317
                                                            -----------  ------------
                                                                40,533        32,364
                                                            -----------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.       1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .      21,705        18,555

     Deficit accumulated during the exploration stage. . .     (63,256)      (51,885)
                                                            -----------  ------------

           Total Stockholders' Equity (deficiency) . . . .     (40,256)      (32,035)
                                                            -----------  ------------

                                                            $      277   $       329
                                                            ===========  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                            STATEMENT  OF  OPERATIONS

   For the three and nine months ended May 31, 2003 and 2002, and for the period from September 24, 1998 (Date of Inception) to May 31, 2003

                     (Unaudited  -  Prepared by Management)






                                         FOR THE         FOR THE         FOR THE        FOR THE
                                          THREE           THREE           NINE           NINE
                                          MONTHS          MONTHS          MONTHS         MONTHS
                                          ENDED           ENDED           ENDED          ENDED        DATE OF INCEPTION TO
                                          MAY 31          MAY 31          MAY 31         MAY 31              MAY 31
                                           2003             2002            2003          2002                2003
                                       ------------  -------------  -------------  --------------    ---------------------
SALES . . . . . . . . . . . . . . . .  $         -   $          -   $          -   $           -   $                   -
                                       ------------  -------------  -------------  --------------  ----------------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .        1,000            950          3,000           2,850                  21,300
     Bank charges and interest. . . .           18             20             52              60                     412
     Edgar filing fees. . . . . . . .          200            200            600             800                   3,589
     Geological report. . . . . . . .            -              -              -               -                   1,780
     Incorporation costs. . . . . . .            -              -              -               -                     255
     Legal fees . . . . . . . . . . .            -              -              -               -                     487
     Management fees. . . . . . . . .          600            600          1,800           1,800                  11,400
     Miscellaneous. . . . . . . . . .          275            100            275             207                   1,187
     Office expenses. . . . . . . . .            -             73            136              82                     988
     Rent . . . . . . . . . . . . . .          300            300            900             900                   5,700
     Staking and recording costs. . .            -              -          2,528           1,254                   5,452
     Telephone. . . . . . . . . . . .          150            150            450             450                   2,850
     Transfer agent's fees. . . . . .        1,355          1,278          1,630           1,411                   7,856
                                       ------------  -------------  -------------  --------------  ----------------------

NET LOSS. . . . . . . . . . . . . . .  $    (3,898)  $     (3,671)  $    (11,371)  $      (9,814)  $             (63,256)
                                       ============  =============  =============  ==============  ======================



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $         -   $          -   $          -   $           -
                                       ============  =============  =============  ==============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .    1,295,000      1,295,000      1,295,000       1,295,000
                                       ============  =============  =============  ==============




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

                          STANDARD CAPITAL CORPORATION
                         (An Exploration Stage Company)

                           STATEMENT  OF  CASH  FLOWS

      For the nine months ended May 31, 2003 and 2002 and for the period from September 24, 1998 (Date of Inception) to May 31, 2003

                      (Unaudited - Prepared by Management)





                                             FOR THE NINE    FOR THE NINE
                                                MONTHS          MONTHS       DATE OF INCEPTION
                                                ENDED           ENDED               TO
                                                MAY 31,          MAY 31,            MAY 31,
                                                 2003            2002               2003
                                            --------------  --------------   -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $     (11,371)  $      (6,143)  $          (63,256)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          6,913           2,117               24,230
          Accounts payable - related party          1,256           2,021               16,303
          Capital contributions. . . . . .          3,150           2,100               21,705
                                            --------------  --------------  -------------------

               Net Cash from Operations. .            (52)             95               (1,018)
                                            --------------  --------------  -------------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -                1,295
                                            --------------  --------------  -------------------

                                                        -               -                1,295
                                            --------------  --------------  -------------------

     Net Increase in Cash. . . . . . . . .            (52)             95                  277

     Cash at Beginning of Period . . . . .            329               3                    -
                                            --------------  --------------  -------------------

     CASH AT END OF PERIOD . . . . . . . .  $         277   $          98   $              277
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

                        NOTES  TO  FINANCIAL  STATEMENTS

                                  May 31, 2003

                      (Unaudited - Prepared by Management)

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 17.7% of the outstanding common stock and have made no interest, demand loans of $16,303 to the Company, and have made contributions to capital of $21,705 by the payment of Company expenses.

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

The  grid  was  as  follows:

Baseline:          Compete

Grid  sample  line:     Stations  flagged  every  30  feet
               Station  0  +  100S  to  0  +  860W                2,580  feet
               Station  0  +  400S  to  0  +  420W                1,260  feet
               Station  0  +  600S  to  0  +  330W                  990  feet
               Station  0  +  700S  to  0  +  290E                  780  feet
               Station  0  +  800S  to  0  +  450E                1,350  feet
                                                                  -----
               Total                                          7,050feet
                                                                  =====


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