Form 10KSB/A
period 2003-08-31
STANDARD CAPITAL CORP
filed 2004-04-22
CIK 93314

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

                         Commission  File  number               0-30402
                                                                -------

                       STANDARD  CAPITAL  CORPORATION
                       ------------------------------
             (Exact  name  of  Company  as  specified  in  charter)

          Delaware                                              91-1949078
          --------                                              ----------
State  or  other  jurisdiction of                           (I.R.S. Employee
incorporation or organization                                   I.D.  No.)


2429  -  128th  Street
Surrey,  British  Columbia,  Canada                              V4A  3W2
-----------------------------------                              --------
(Address  of  principal  executive offices)                    (Zip Code)


Issuer's  telephone  number                   1-604-538-4898
                                       ---------------------

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

          (1)   Yes  [X]     No  [  ]               (2)     Yes  [X]    No [   ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Standard's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSBA  or  any  amendment  to  this  Form  10-KSBA.  [    ]


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

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS



PART  1
-------
                                                                        Page
                                                                        ----






ITEM 1.       DESCRIPTION OF BUSINESS                                     4
ITEM 2.. . .  DESCRIPTION OF PROPERTY                                    12

ITEM 3.. . .  LEGAL PROCEEDINGS                                          15

ITEM 4.. . .  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS        15

PART II
------------

ITEM 5.. . .  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   18

ITEM 6.. . .  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION                                                  18

ITEM 7.. . .  FINANCIAL STATEMENTS                                       21

ITEM 8.. . .  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                     21

ITEM 8A. . .  CONTROLS AND PROCEDURES                                    22

PART III
------------

ITEM 9.. . .  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
              CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (a) OF
              THE EXCHANGE ACT                                           23

ITEM 10. . .  EXECUTIVE COMPENSATION                                     25

ITEM 11. . .  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDERS MATTERS                26

ITEM 12. . .  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             28

PART IV
------------

ITEM 13. . .  EXHIBITS AND REPORTS ON FORM 8-K                           30

ITEM 14. . .  PRINCIPAL ACCOUNTANTS FEES AND SERVICES                    31

              SIGNATURES                                                 33



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

The shareholders may read and copy any material filed by Standard with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public

Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Standard has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Standard has no website at this time.

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

Claim  Name          Tenure  No.     Units          Expiry  Date
-----------          -----------     -----          -------------------
Standard             367933            18           February  24,  2004

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


Subsequently, the Standard claim has had sufficient work and cash expended on it to maintain it in good standing with the Ministry of Energy and Mines until February 23, 2005.


Glossary  of  Geological  and  Technical  Terms
-----------------------------------------------

The following represents various geological and technical terms used in this Form which the reader may not be familiar with.


WORD                DEFINITION
Arsenopyrite        A monoclinic mineral most common arsenic mineral and principal ore of arsenic,
                    occurs in many sulfide ore   deposits, particularly those containing lead,
                    silver and gold

Anomalies. . . . . .A departure from the expected or normal.
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Claim               A portion of mining ground held under the Provincial laws by Standard, by virtue of one location and record where it has the mineral rights to all minerals thereon except coal

Deposit             Mineral deposit or ore deposit is used to designate a natural occurrence of a useful mineral, or an ore, in sufficient extent and degree of concentration to invite exploration







WORD . . . . . . .  DEFINITION

Diorite             A group of plutonic rocks intermediate in composition between acidic and basic, characteristically composed of dark- coloured amphibale(especially hornblende), acid plagioclase (oligoclase, andesine), pyroxene and sometimes a small amount of quartz.

Echelon             An arrangement of faults drawn up in parallel lines, but each somewhat to the left or the right of the one in the rear, like a series of steps.

Fault. . . . . . .  A break in the continuity of a body of rock.

Geochemical grid    Two sets of uniformly spaced parallel lines, intersecting at right angles, by means of which the surface of an area is divided into squares when a checkerboard placement of samples of soil and rock is desired.

Granitic rock       A term loosely applied to any light-colored, coarse-grained plutonic rock containing quartz as an essential component, along with feldspar and mafic minerals.

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

Intrusive. . . . .  In geology, a mass of igneous rock that, while molten, was forced into or between other rocks.

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

Placer Mining       Mining in ground which is composed of gravel whose mineral contents are extracted by the use of water, by sluicing, hydrailicing, etc.

Quartz . . . . . .  It is the most common of all solid minerals and may be colorless and transparent, or colored.

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

     During  the  year,  the  Company  has  incurred  the  following  expenses:





EXPENDITURE                                    AMOUNT
----------------------------------           ---------
Accounting and audit . . . . . . .  i          $5,900
Bank charges . . . . . . . . . . .                 97
Edgar filings. . . . . . . . . . .  ii            900
Exploration and filing fees. . . .  iii         2,529
Filing fees and franchise taxes. .  iv            628
Management fees. . . . . . . . . .  v           2,400
Office . . . . . . . . . . . . . .                136
Rent . . . . . . . . . . . . . . .  vi          1,200
Telephone. . . . . . . . . . . . .  vii           600
Transfer agent's fees and interest  viii        1,829
                                               ------
          Total expenses . . . . .          $  16,219
                                            =========

i. The Company accrues $500 in fees to its auditors, Sellers and Andersen LLC for the review of its 10-QSBs and $1,900 for the examination of the Form 10-KSB. In addition, the Company has accrued $500 each for its various Form 10-QSBs and $1,000 for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSBs.

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

     The Company estimates the following expenses will be required during the next twelve months to meet its obligations:






                                      Requirements    Current      Required
                                           For        Accounts     Funds for
Expenditures                          Twelve Months   Payable   Twelve Months
-------------------------------  --------------      ---------  --------------
Accounting and audit. . . . . .   1    $   6,200  $    15,100    $   21,300
Bank charges. . . . . . . . . .               80            -            80
Edgar filing fees . . . . . . .   2          900        1,900         2,800





Exploration expense . . . . . .   3        2,800        1,271         4,071
Filing fees and franchise taxes   4          275            -           275
Office. . . . . . . . . . . . .   5          200          424           624
Transfer agent's fees . . . . .   6        1,900        4,559         6,459
                                       ---------  --------------    -------

       Estimated expenses . . .      $    12,355  $    23,254    $   35,609
                                  ==============    =========      =========




No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

     1.   Accounting  and  auditing  expense  has  been  projected  as  follows:





         Filings                      Accountant   Auditors    Total
         ---------------------------  -----------  ---------  --------
         Form 10-QSB - Nov. 30, 2003  $       600  $     500  $  1,100
         Form 10-QSB - Feb 28, 2004.          600        500     1,100
         Form 10-QSB - May 31, 2004.          600        500     1,100
         Form 10-KSB - Aug 31, 2004.        1,000      1,900     2,900
                                      -----------  ---------  --------

                                      $     2,800  $   3,400  $  6,200
                                       ===========  =========  ========




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





                                                        Term as
                                                        Director
    Name                  Age         Position Held       Since
------------------    --------  ----------------------  -----
  Del Thachuk. . .        68    President and Director     1998

  Maryanne Thachuk        68    Secretary Treasurer           -


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

                     SUMMARY COMPENSATION TABLE (2000-2003)
                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                   Annual  Compensation                Awards        Payouts
                   --------------------                ------        -------




(a)                   (b)        (c)     (e)       (f)       (g)      (h)         (i)
                                        Other    Restricted                     All other
                                        annual   stock      Options/   LTIP     compen-
Name and Princi- . .                    Comp.    awards      SAR      payouts   sation
pal position . . . .  Year     Salary    ($)       ($)       (#)        ($)       ($)
--------------------  -------  -----------  ----------  --------  --------  ----  ----

                      2000       -0-     -0-       -0-       -0-        -0-        -0-
Del Thachuk. . . . .  2001       -0-     -0-       -0-       -0-        -0-        -0-
President and. . . .  2002       -0-     -0-       -0-       -0-        -0-        -0-
  Director. . . .     2003       -0-     -0-       -0-       -0-        -0-        -0-





                      2000       -0-     -0-       -0-       -0-        -0-        -0-
Maryanne Thachuk . .  2001       -0-     -0-       -0-       -0-        -0-        -0-
Secretary Treasurer   2002       -0-     -0-       -0-       -0-        -0-        -0-
                      2003       -0-     -0-       -0-       -0-        -0-        -0-




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





       Name and Address                                   Amount
        of Beneficial                   Nature of      of Beneficial     Percent
            Owner                      Ownership(1)       Ownership      of Class
-------------------------------------  ------------   --------------     --------
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

                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                         Page
-------------------                                                         ----


Report  of  Madsen  &  Associated,  CPA's  Inc.                               34

Balance  Sheet  as  at  August  31,  2003                                     35

Statement  of  Operations  for  the  year  ended  August  31,  2003 and 2002 and  for  the  period  from September 24, 1998 (Date of
      Inception) to            August  31,  2003                              36

Statement  in  Changes  in  Stockholders'  Equity  for the period
      from September      24,  1998  (Date  of  Inception)  to  August
      31,  2003                                                               37

Statement  of  Cash  Flows  for  the  year  ended  August  31, 2003 and 2002 and for  the  period  from  September  24,  1998  (Date
      of      Inception)  to  August  31,  2003                               38

Notes  to  the  Financial  Statements                                         39


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

1.1 Certificate of Incorporation (incorporated by reference from Standard's Registration Statement on Form 10-SB filed on December 6, 1999)

1.2  Articles  of  Incorporation  (incorporated  by  reference  from  Standard's
     Registration  Statement  on  Form  10-SB  filed  on  December  6,  1999)

1.3 By-laws (incorporated by reference from Standard's Registration Statement on Form 10-SB filed on December 6, 1999)

99.1 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


99.3 Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


99.4 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

                                         STANDARD  CAPITAL  CORPORATION
                                                   (Registrant)




Date: April 19, 2004                    By:/s/  "Del  Thachuk"
                                        ----------------------
                                           Del  Thachuk
                                   Chief  Executive  Officer,
                                   President  and  Director


Date: April 19, 2004                    By:    /s/  "Alexander  J.  Ibsen"
                                        ----------------------------------
                                            Alexander  J.  Ibsen
                                      Chief Financial Officer and Director

MADSEN  &  ASSOCIATES,  CPA'S INC.                  684 East Vine Street,  #3
---------------------------------
Certified  Public  Accountants  and  Business          Murray,  Utah,  84107
Consultants  Board                                   Telephone  801-268-2632
                                                        Fax  801-262-3978

Board  of  Directors
Standard  Capital  Corporation
Vancouver  B.  C.  Canada


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Standard Capital Corporation (pre- exploration stage company) at August 31, 2003, and the statement of operations, stockholders' equity, and cash flows for the years ended August 31, 2003 and 2002 and the period September 24, 1998 (date of inception) to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Murray,  Utah                         /s/  "Madsen  &  Associates,  CPA's  Inc."
March 20, 2004

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
                                                            ============





    The accompanying notes are an integral part of these financial statements

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 AND THE PERIOD
            SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2003






             AUG 31,       AUG 31,      SEPT 24, 1998
              2003          2002       TO AUG 31, 2003
          -------------  -----------  -----------------
REVENUES  $          -   $        -   $              -

EXPENSES        16,219       13,502             68,104
          -------------  -----------  -----------------

NET LOSS  $    (16,219)  $  (13,502)  $        (68,104)
          =============  ===========  =================











NET LOSS PER COMMON SHARE
     Basic and diluted . .  $    (0.01)  $    (0.01)
                            ===========  ===========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   1,295,000    1,295,000
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





                                                                Capital in
                                              Common     Stock   Excess of    Accumulated
                                              Shares    Amount   Par Value      Deficit
                                            ----------  -------  ----------  -------------
BALANCE SEPTEMBER 24, 1998 (date of
     inception). . . . . . . . . . . . . .           -  $     -  $        -  $          -

Issuance of common shares for cash at
    $0.001 - January 11, 1999. . . . . . .   1,000,000    1,000           -             -

Issuance of common shares for cash at
    $0.001 - February 19, 1999 . . . . . .     100,000      100           -             -

Issuance of common shares for cash at
    $0.01 - February 15, 1999. . . . . . .     195,000      195       1,755             -

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the period from
    September 24, 1998 to August 31, 1999.           -        -           -       (12,976)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2000. . . . . . . . . . . .           -        -           -       (12,392)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2001. . . . . . . . . . . .           -        -           -       (13,015)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2002. . . . . . . . . . . .           -        -           -       (13,502)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2003. . . . . . . . . . . .           -        -           -       (16,219)
                                            ----------  -------  ----------  -------------

BALANCE, AUGUST 31, 2003 . . . . . . . . .   1,295,000  $ 1,295  $   22,755  $    (68,104)
                                            ==========  =======  ==========  =============







   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

           FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002 AND THE PERIOD
            SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2003








                                            AUG 31,      Aug 31,       Sept 24, 1998
                                             2003          2002       to Aug 31, 2003
                                          -----------  ------------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . .  $  (16,219)  $   (13,503)  $        (68,104)

     Adjustments to reconcile net loss
         to net cash provided by
         operating activities:

        Change in accounts payable . . .      11,821         9,628             44,185
        Capital contributions - expenses       4,200         4,200             21,000
                                          -----------  ------------  -----------------

             Net Change in Cash from
                   Operations. . . . . .        (198)          326             (2,919)
                                          -----------  ------------  -----------------

CASH FLOWS FROM INVESTING
     ACTIVITIES. . . . . . . . . . . . .           -             -                  -
                                          -----------  ------------  -----------------

CASH FLOWS FROM
     FINANCING ACTIVITIES:

        Proceeds from issuance of
            common stock . . . . . . . .           -             -              3,050
                                          -----------  ------------  -----------------

     Net Increase in Cash. . . . . . . .        (198)          326                131

     Cash at Beginning of Period . . . .         329             3                  -
                                          -----------  ------------  -----------------

     CASH AT END OF PERIOD . . . . . . .  $      131   $       329   $            131
                                          ===========  ============  =================








SCHEDULE OF NONCASH
OPERATING ACTIVITIES
     Capital contributions - expenses                                         $21,000
                                                                              =======






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

     Revenue  Recognition
    ---------------------

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


6.     SUBSEQUENT  EVENTS  -  CONTINUED

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