Form 10QSB/A
period 2003-11-30
STANDARD CAPITAL CORP
filed 2004-04-22
CIK 93314

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


       2429  -  128th  Street, Surrey, British Columbia, Canada, V4A 3W2
       -----------------------------------------------------------------
            (Address  of  principal  executive  offices)

                              1  -  604  -  538-4898
                              ----------------------
                          (Issuer's  telephone  number)

Unit  34  - 3387 King George Highway, Surrey, British Columbia, Canada, V4P 1B7
---------------------------------------------------------------------------- --
(Former  name, former address, and former fiscal year, if changed since last  report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

December  31,  2003:     1,295,000  common  shares

Transitional  Small  Business Disclosure format (Check one):   Yes [   ]  No [X]

                                      INDEX






                                                                           PAGE
                                                                          NUMBER
                                                              -    -------------
PART 1.. .     FINANCIAL INFORMATION

     ITEM 1..  Financial Statements (unaudited)                              3

               Balance Sheet as at November 30, 2003 and August 31,
                   2003                                                      4

               Statement of Operations
                   For the three months ended November 30, 2003 and
                   2002 and for the period September 24, 1998 (Date of
                   Inception) to November 30, 2003 . . . . . . .             5

               Statement of Cash Flows
                   For the three months ended November 30, 2003 and 2002
                   and for the period September 24, 1998 (Date of
                   Inception) to November 30, 2003 . . . . . .               6

               Notes to the Financial Statements.                            7

     ITEM 2..  Management's Discussion and Analysis or Plan of Operations    10

     ITEM 3..  Controls and Procedures                                       14

PART 11. . .   OTHER INFORMATION                                             14

     ITEM 1.. .Legal Proceedings                                             14

     ITEM 2..  Changes in Securities                                         14

     ITEM 3.. .Defaults Upon Senior Securities                               15

     ITEM 4..  Submission of Matters to a Vote of Security Holders           15

     ITEM 5..  Other Information                                             15

     ITEM 6.. .Exhibits and Reports on Form 8-K                              15

               SIGNATURES.. .                                                16

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS


The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at November 30, 2003 (with comparative figures as at August 31, 2003) and the statement of operations and statement of cash flow for the three months ended November 30, 2003 and 2002 and for the period from September 24, 1998 (date of incorporation) to November 30, 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF OPERATIONS

  For the three months ended November 30, 2003 and 2002, and for the period from September 24, 1998 (Date of Inception) to November 30, 2003

                     (Unaudited  -  Prepared by Management)





                                          FOR THE         FOR THE
                                           THREE           THREE
                                           MONTHS          MONTHS
                                           ENDED           ENDED        DATE OF INCEPTION TO
                                        NOVEMBER 30,     NOVEMBER 30,        NOVEMBER 30,
                                           2003             2002                 2003
-------------------------------------  ------------
SALES . . . . . . . . . . . . . . . .  $         -   $           -   $                   -
                                       ------------  --------------  ----------------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .        1,300           1,000                  25,500
     Annual General Meeting costs . .        1,000               -                   1,000
     Bank charges and interest. . . .           18              17                     475
     Edgar filing fees. . . . . . . .          340             200                   4,229
     Filing fees - SEC. . . . . . . .          100               -                     100
     Geological report. . . . . . . .            -               -                   1,780
     Incorporation costs. . . . . . .            -               -                     255
     Legal fees . . . . . . . . . . .            -               -                     487
     Management fees. . . . . . . . .          600             600                  12,600
     Miscellaneous. . . . . . . . . .            -               -                   1,540
     Office expenses. . . . . . . . .          185              78                   1,173
     Rent . . . . . . . . . . . . . .          300             300                   6,300
     Staking  and recording costs . .            -               -                   5,453
     Telephone. . . . . . . . . . . .          150             150                   3,150
     Transfer agent's fees. . . . . .          208             140                   8,263
                                       ------------  --------------  ----------------------

NET LOSS. . . . . . . . . . . . . . .  $    (4,201)  $      (2,485)  $             (72,305)
                                       ============  ==============  ======================



NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $         -   $           -
                                       ============  ==============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .    1,295,000       1,295,000
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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

   For the three months ended November 30, 2003 and 2002 and for the period from September 24, 1998 (Date of Inception) to November 30, 2003

                      (Unaudited - Prepared by Management)





                                             FOR THE THREE    FOR THE THREE
                                                MONTHS           MONTHS        DATE OF INCEPTION
                                                 ENDED            ENDED               TO
                                             NOVEMBER 30,     NOVEMBER 30,       NOVEMBER 30,
                                                 2003             2002               2003
                                            ---------------  ---------------    -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $       (4,201)  $       (2,485)  $          (72,305)

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

RESULTS  OF  OPERATIONS

Recent  work  undertaken  on  the  Standard  claim


During February 2003, Standard laid out a sampling grid system on the Standard claim for the purpose of geochemical soil sampling program to be done in the future. A budget of approximately $3,600 was expended to lay out 2,350 meters of sampling grid. Unfortunately, Standard did not have any funds to undertake the soil sampling program during the summer of 2003 and will now have to wait until the summer of 2004 due to the snow conditions in the region during the winter months. This work maintained the Standard claim in good standing until February 24, 2004. Subsequently, through a cash payment the Standard claim is in good standing until February 23, 2005.

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


                                 STANDARD CAPITAL CORPORATION
                                       (Registrant)




                                        /s/  "E.  Del  Thachuk"
                                        -----------------------
                                          E.  Del  Thachuk
                                    Chief  Executive  Officer
                                    President  and  Director

     Dated: April 19, 2004


                                     /s/  "  Alexander  J.  Ibsen"
                                     -----------------------------
                                        Alexander  J.  Ibsen
                                     Chief  Financial  Officer
                                           and  Director

     Dated: April 19, 2004