Form 10QSB
period 2004-02-29
STANDARD CAPITAL CORP
filed 2005-10-25
CIK 93314

6



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934
                   For  the  quarterly  period  ended     February  29,  2004
                                                          -------------------

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
(State  or  other  jurisdiction  of    (I.R.S.  Employer  Identification  No.)
 incorporation  or  organization)


        2429  -  128th  Street, Surrey, British Columbia, Canada, V4A 3W2
        -----------------------------------------------------------------
                (Address  of  principal  executive  offices)

                            1  -  604  -  538-4898
                            ----------------------
                         (Issuer's  telephone  number)

Unit  34  - 3387 King George Highway, Surrey, British Columbia, Canada, V4P 1B7
-------------------------------------------------------------------------------
     (Former  name, former address, and former fiscal year, if changed since  last  report)

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

February  29,  2004:     1,295,000  common  shares

Transitional  Small  Business Disclosure format (Check one):   Yes [   ]  No [X]

                                      INDEX





                                                                             PAGE
                                                                            NUMBER
                                                                           --------
PART 1.         FINANCIAL INFORMATION
     ITEM 1. .  Financial Statements (unaudited)                               3

                Balance Sheet as at February 29, 2004 and August 31,
                    2003                                                       4

                Statement of Operations
                   For the six months ended February 29, 2004
                   and February 28, 2003 and for the period September
                   24, 1998 (Date of  Inception) to February 29, 2004 .        5

                Statement of Cash Flows
                   For the six months ended February 29, 2004
                   and February 28, 2003  and for the period September
                   24, 1998 (Date of      Inception) to February 29, 2004      6

                Notes to the Financial Statements..                            7

     ITEM 2     Management's Discussion and Analysis or Plan
            . . . .of Operations                                              11

     ITEM 3. .  Controls and Procedures                                       15

PART 11.. . .   OTHER INFORMATION                                             15

     ITEM 1. .  Legal Proceedings                                             15

     ITEM 2. .  Changes in Securities                                         15

     ITEM 3. .  Defaults Upon Senior Securities                               16

     ITEM 4.    Submission of Matters to a Vote of
            . .  .  Security Holders                                          16

     ITEM 5. .  Other Information                                             17

     ITEM 6. .  Exhibits and Reports on Form 8-K                              18

                SIGNATURES. . . . . . . . . . . . . .                         19

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at February 29, 2004 (with comparative figures as at August 31, 2003) and the statement of operations and statement of cash flow for the six months ended February 29, 2004 and February 28, 2003 and for the period from September 24, 1998 (date of incorporation) to February 29, 2004 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 29, 2004, are not necessarily indicative of the results that can be expected for the year ending August 31, 2004.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEETS

                                February 29, 2004
                  (with comparative figures at August 31, 2003)

                      (Unaudited - Prepared by Management)





                                                             FEBRUARY 29    AUGUST 31
                                                                2004           2003
                                                            -------------  ------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $          8   $       131
                                                            -------------  ------------

                                                            $          8   $       131
                                                            =============  ============

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $     24,931        20,931
      Accounts payable and accrued liabilities . . . . . .        28,958        23,254
                                                            -------------  ------------
                                                                  53,889        44,185
                                                            -------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .        24,855        22,755

     Deficit accumulated during the exploration stage. . .       (80,031)      (68,104)
                                                            -------------  ------------

           Total Stockholders' Equity (deficiency) . . . .       (53,881)      (44,054)
                                                            -------------  ------------

                                                            $          8   $       131
                                                            =============  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF OPERATIONS

For the three and six months ended February 29, 2004 and February 28, 2003 and for the period from September 24, 1998 (Date of Inception) to February 29, 2004

                     (Unaudited  -  Prepared by Management)





                              FOR THE        FOR THE        FOR THE          FOR THE
                               THREE          THREE           SIX             SIX        DATE OF
                               MONTHS        MONTHS          MONTHS          MONTHS     INCEPTION
                               ENDED          ENDED          ENDED           ENDED          TO
                              FEBRUARY      FEBRUARY        FEBRUARY        FEBRUARY     FEBRUARY
                             29,  2004      28, 2003        29, 2004        28, 2003     29, 2004
                            ----------     ---------       ---------      ----------     ---------


SALES. . . . . . . . . . .  $         -   $          -   $           -   $          -   $         -
                            ------------  -------------  --------------  ------------  ------------

GENERAL AND ADMINISTRATIVE
EXPENSES:

     Accounting and audit.        1,250          1,000           2,550          2,000        26,750
     Annual General
         Meeting  costs. .            -              -           1,000              -         1,000
     Bank charges and
         interest. . . . .           45             17              63             34           520
     Consulting fees . . .        2,500              -           2,500              -         2,500
     Edgar filing fees . .          250            200             590            400         4,479
     Filing fees - SEC . .            -              -             100              -           100
     Geological report . .        1,000              -           1,000              -         2,780
     Incorporation costs .            -              -               -              -           255
     Legal fees. . . . . .            -              -               -              -           487
     Management fees . . .          600            600           1,200          1,200        13,200
     Miscellaneous . . . .           60              -              60              -         1,600
     Office expenses . . .           20             58             205            136         1,193
     Rent. . . . . . . . .          300            300             600            600         6,600
     Staking  and
         Recording  costs.        1,333          2,528           1,333          2,528         6,786
     Telephone . . . . . .          150            150             300            300         3,300
     Transfer agent's fees          218            135             426            275         8,481
                            ------------  -------------  --------------   ------------     ---------

NET LOSS . . . . . . . . .  $    (7,726)  $     (4,988)  $     (11,927)  $     (7,473)  $    (80,031)
                            ============  =============  ==============  =============  =============



NET LOSS PER COMMON
     SHARE

     Basic . . . . . . . .  $         -   $          -    $       (.01)   $       (.01)
                            ============  =============    ============     ===========


AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .    1,295,000      1,295,000       1,295,000        1,295,000
                            ============  =============   =============    =============




     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

   For the six months ended February 29, 2004 and February 28, 2003 and for the period from September 24, 1998 (Date of Inception) to February 29, 2004

                      (Unaudited - Prepared by Management)





                                             FOR THE SIX     FOR THE SIX         DATE OF
                                                MONTHS          MONTHS          INCEPTION
                                                ENDED           ENDED               TO
                                             FEBRUARY 29,    FEBRUARY 28,      FEBRUARY 29,
                                                 2004            2003              2004
                                            --------------  --------------  ---------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $     (11,927)  $      (7,473)  $      (80,031)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          5,704           4,082           28,958
          Accounts payable - related party          4,000           1,256           24,931
          Capital contributions - expenses          2,100           2,100           23,100
                                            --------------  --------------   --------------

               Net Cash from Operations. .           (123)            (35)          (3,042)
                                            --------------  --------------  ---------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -            3,050
                                            --------------  --------------  --------------

                                                        -               -            3,050
                                            --------------  --------------  --------------

     Net (decrease) increase in Cash . . .           (123)            (35)               8

     Cash at Beginning of Period . . . . .            131             329                -
                                            --------------  --------------  --------------

     CASH AT END OF PERIOD . . . . . . . .  $           8   $         294   $            8
                                            ==============  ==============   =============








     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2004
                      (Unaudited - Prepared by Management)

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

     On February 29, 2004, the Company had a net operating loss carry forward of $80,031. The tax benefit of approximately $24,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2024.

     Statement  of  Cash  Flows
     --------------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                February 29, 2004
                      (Unaudited - Prepared by Management)

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

     Financial  Instruments
     ----------------------

     The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value due to their short term maturities.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                February 29, 2004

                      (Unaudited - Prepared by Management)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Recent  Accounting  Pronouncements
     ----------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.     AQUISITION  OF  MINERAL  CLAIM

     The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 25, 2005. The claims may be extended for one year by the payment of $3,600 Cdn or an equivalent amount of dollars in work on the Standard claim plus a filing fee of $180.

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 15% of the outstanding common stock and have made no interest, demand loans of $24,931 to the Company, and have made contributions to capital of $23,100 by the payment of Company expenses.

5.     AMENDMENT  TO  CERTIFICATE  OF  INCORPORATION

     The shareholders, at the Annual General Meeting held on February 20, 2004, approved an amendment to the Certificate of Incorporation whereby the authorized share capital of the Company would be increased from 25,000,000 common shares with a par value of $0.001 per share to 200,000,000 common share with a par value of $0.001 per share.

6.     STOCK  OPTION  PLAN

     At the Annual General Meeting held on February 20, 2004, the shareholders approved a Stock Option Plan (the "Plan") whereby a maximum of 5,000,000 common shares were authorized but unissued to be granted to directors, officers, consultants and non-employees who assisted in the development of the Company. The value of the stock options to be granted under the Plan will be determined on the fair market value of the Company's shares when they are listed on any established stock exchange or a national market system at the closing price as at the date of granting the option. No stock options have been granted under this Plan.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                February 29, 2004
                      (Unaudited - Prepared by Management)



7.     GOING  CONCERN

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $80,031. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,485 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,250), auditing ($3,600), Edgar fees ($1,400), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard's registrant ($235), exploration activities on the Standard claim ($3,600), office and miscellaneous ($400), and payments to the transfer agent including interest ($2,000). The above noted figure does not include amounts owed to third party creditors in the amount of $28,958 as at February 29, 2004. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be approximately $43,443. At present Standard does not have these funds, having only $8 in its bank account, and would be required to either sell shares in its capital stock or obtain further advances from its director. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS  OF  OPERATIONS

Recent  work  undertaken  on  the  Standard  claim

During February 2003, Standard laid out a sampling grid system on the Standard claim for the purpose of geochemical soil sampling program to be done in the future. A budget of approximately $3,600 was expended to lay out 2,350 meters of sampling grid. Unfortunately, Standard did not have any funds to undertake the soil sampling program during the summer of 2003 and will now have to wait until the summer of 2004 due to the snow conditions in the region during the winter months. This work maintained the Standard claim in good standing until February 24, 2004. Subsequently, through a cash payment for the purchase of PAC grants, the Standard claim is in good standing until February 23, 2005.

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

The auditors stated in their opinion, attached to the audited financial statements for the year ended August 31, 2003, a concern as to whether Standard will continue as a going concern. There is substantial doubt on the part of the auditors whether Standard can continue its operations for the next twelve months based on its financial condition as at the year-end. If the director is unwilling to continue to advance Standard money, and Standard is unable to raise money for the exploration of the Standard claim, it might lose the claim. Without the ability to explore the Standard claim, Standard will not be able to achieve its objectives as set forth by management.

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

3. Standard lacks an operating history and has losses which are expected to continue into the future. If the losses continue Standard will have to suspend or cease operations.

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $80,031. Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

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

5.   Lack  of  geological  experience  by  the  officers  and  directors

Even though Del Thachuk was involved in placer mining for over 30 years and was President of Red Fox Minerals Ltd until 10 year ago he does not have a geological background. Maryanne Thachuk has no experience in the mineral industry. Therefore, Standard will have to rely upon outside consultants to give advise on the various methods of exploring the Standard claim.

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

9. Standard is a small company without much capital which might limit its exploration activities and ability to expand in the future.

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

10.  Standard  is  a  one  property  company

With only the Standard claim, Standard does not have the diversion in mineral properties which management would like. In addition, future investors might be wary to invest in a one property company since, should the Standard claim prove to be without commercially viable mineralization, the investor might lose his or her entire investment.

11.  Standard  will  have  difficulty  attracting  mining  personnel

Being a small company with only one mineral property might prove difficult for Standard to attract mining personnel to work on the Standard claim. Many consultants and workers want to be associated with companies which have financial stability and a variety of mineral properties since this will give them the opportunity to move between properties in the event one property does not prove to have viable mineralization associated with it. With only the Standard claim, Standard will have to let workers go after the exploration season which usually are at times when the weather conditions are not suitable for them to find other properties to work on.

12.  Standard  may  never  be  able  to  refine  its  ore  reserve

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

3. The approval of the amendment to the Certificate of Incorporation whereby the authorized share capital of Standard will be increased from 25,000,000 common shares with a par value of $0.001 per share to 200,000,000 common shares with a par value of $0.001 per share. The Certificate of Incorporation will be revised to read as follows:

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





The  member  of  the  Audit  Committee  were  appointed  as  follows:

     E.  Del  Thachuk          -     Chairman  of  Audit  Committee
     B.  Gordon  Brooke        -     Member  of  Audit  Committee
     Alexander  J.  Ibsen      -     Member  of  Audit  Committee

ITEM  5.     OTHER  INFORMATION

On December 15, 2002, Standard dismissed Andersen Andersen & Strong, L.C. as the independent accountants. This action was approved by the sole director of Standard. Standard appointed Seller & Andersen, LLC as the independent accountants. Unfortunately, the independent accountants' audit opinion dated June 29, 2003, attached to the financial statements for the fiscal year ended August 31, 2002 and included with the Form 10-KSB filed by Standard on July 9, 2003 with the United States Securities and Exchange Commission, was under the letterhead of Andersen Andersen & Strong LC rather than Sellers & Andersen, LLC. On February 5, 2004, Standard dismissed Sellers & Andersen LLC and appointed

Madsen & Associates, CPA's Inc. as the independent accountants to examine the financial statements for the fiscal year ended August 31, 2002 and render an opinion thereon. These financial statements are included in this Form 10-KSBA.

The reports of Andersen Andersen & Strong LC for the financial statements since inception to August 31, 2001 and through the subsequent interim periods ended December 15, 2002, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to Standard's ability to continue as a going concern.

During the two fiscal years ended August 31, 2001 and 2000, and through the subsequent interim period ended December 15, 2002, to the best of Standard's knowledge, there have been no disagreements with Andersen Andersen & Strong, LC on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Andersen Andersen & Strong, LC would have caused them to make reference in connection with its report on the financial statements of Standard for such years.

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


                          STANDARD CAPITAL CORPORATION
                                  (Registrant)



                                  /s/  "E.  Del  Thachuk"
                                  -----------------------
                                      E.  Del  Thachuk
                                 Chief  Executive  Officer
                                 President  and  Director

     Dated:  October 16, 2005


                              /s/  "  B.  Gordon  Brooke"
                              ---------------------------
                                     B.  Gordon  Brooke
                                   Chief Accounting Officer
                                  Chief  Financial  Officer
                                         and  Director

     Dated:  October 16, 2005