Form 10QSB
period 2004-05-31
STANDARD CAPITAL CORP
filed 2005-10-25
CIK 93314

3



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934
                        For  the  quarterly  period  ended     May  31,  2004
                                                               --------------

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


         2429  -  128th  Street, Surrey, British Columbia, Canada, V4A 3W2
         -----------------------------------------------------------------
                 (Address  of  principal  executive  offices)

                              1  -  604  -  538-4898
                              ----------------------
                          (Issuer's  telephone  number)
                                        N/A
                                        ---
       (Former  name, former address, and former fiscal year, if changed since  last  report)

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

May  31,  2004:     1,295,000  common  shares

Transitional  Small  Business Disclosure format (Check one):   Yes [   ]  No [X]

                                      INDEX





                                                                      PAGE
                                                                     NUMBER
                                                                    --------
PART 1.. . . . FINANCIAL INFORMATION

     ITEM 1..  Financial Statements (unaudited)                          3

               Balance Sheet as at May 31, 2004 and August 31,
                   2003                                                  4

               Statement of Operations
                   For the three and nine months ended May 31,
                   2004  and  2003 and for the period September
                   24, 1998 (Date of  Inception) to May 31, 2004 .       5

               Statement of Cash Flows
                   For the nine months ended May 31, 2004 and 2003
                   and for the period September 24, 1998 (Date of
                   Inception) to May 31, 2004. . . . . . . . . . .       6

               Notes to the Financial Statements. . . . . .              7

     ITEM 2    Management's Discussion and Analysis or Plan
            .. . . .of Operations                                       11

     ITEM 3..  Controls and Procedures                                  15

PART 11. .  .  OTHER INFORMATION                                        15

     ITEM 1..  Legal Proceedings                                        15

     ITEM 2..  Changes in Securities                                    15

     ITEM 3..  Defaults Upon Senior Securities                          16

     ITEM 4.   Submission of Matters to a Vote of
       . .        Security Holders                                      16

     ITEM 5..  Other Information                                        17

     ITEM 6..  Exhibits and Reports on Form 8-K                         18

               SIGNATURES.. . . . . . .                                 19

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at May 31, 2004 (with comparative figures as at August 31, 2003) and the statement of operations for the three and nine months ended May 31, 2004 and 2003 and the statement of cash flows for the nine months ended May 31, 2004 and 2003 and for the period from September 24, 1998 (date of incorporation) to May 31, 2004 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2004, are not necessarily indicative of the results that can be expected for the year ending August 31, 2004.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEETS

                                  May 31, 2004
                  (with comparative figures at August 31, 2003)

                      (Unaudited - Prepared by Management)





                                                               MAY 31      AUGUST 31
                                                                2004          2003
                                                            ------------  ------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        86   $       131
                                                            ------------  ------------

                                                            $        86   $       131
                                                            ============  ============

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $    25,163        20,931
      Accounts payable and accrued liabilities . . . . . .       34,100        23,254
                                                            ------------  ------------
                                                                 59,263        44,185
                                                            ------------  ------------

STOCKHOLDERS' EQUITY

     Common stock
           25,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.        1,295         1,295

     Capital in excess of par value. . . . . . . . . . . .       25,905        22,755

     Deficit accumulated during the exploration stage. . .      (86,377)      (68,104)
                                                            ------------  ------------

           Total Stockholders' Equity (deficiency) . . . .      (59,177)      (44,054)
                                                            ------------  ------------

                                                            $        86   $       131
                                                            ============  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF OPERATIONS

   For the three and nine months ended May 31, 2004 and 2003 and for the period from September 24, 1998 (Date of Inception) to May 31, 2004

                     (Unaudited  -  Prepared by Management)





                                          FOR THE         FOR THE         FOR THE         FOR THE
                                           THREE           THREE            NINE           NINE         DATE OF
                                           MONTHS          MONTHS          MONTHS         MONTHS      INCEPTION TO
                                           ENDED           ENDED           ENDED           ENDED         MAY 31,
                                       MAY 31,  2004   MAY 31, 2003    MAY 31, 2004    MAY 31, 2003       2004
-------------------------------------  --------------  --------------  --------------
SALES . . . . . . . . . . . . . . . .  $           -   $           -   $           -   $          -   $           -
                                       --------------  --------------  --------------  -------------  -------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .          1,250           1,000           3,800          3,000          28,000
     Annual General Meeting costs . .              -               -           1,000              -           1,000
     Bank charges and interest. . . .             22              18              85             52             788
     Consulting fees. . . . . . . . .              -               -           2,500              -           2,500
     Edgar filing fees. . . . . . . .            250             200             840            600           4,729
     Filing fees - SEC. . . . . . . .            129               -             229              -             229
     Geological report. . . . . . . .              -               -           1,000              -           2,780
     Incorporation costs. . . . . . .              -               -               -              -             255
     Legal fees . . . . . . . . . . .              -               -               -              -             487
     Management fees. . . . . . . . .            600             600           1,800          1,800          13,800
     Miscellaneous. . . . . . . . . .              -             275              60            275           1,600
     Office expenses. . . . . . . . .            117               -             322            136           1,310
     Rent . . . . . . . . . . . . . .            300             300             900            900           6,900
     Staking  and exploration costs .              -               -           1,333          2,528           6,786
     Telephone. . . . . . . . . . . .            150             150             450            450           3,450
     Transfer agent's fees. . . . . .          1,446           1,355           1,872          1,630           9,681
     Travel and entertainment . . . .          2,082               -           2,082              -           2,082
                                       --------------  --------------  --------------  -------------  --------------

NET LOSS. . . . . . . . . . . . . . .  $      (6,346)  $      (3,898)  $     (18,273)  $    (11,371)  $     (86,377)
                                       ==============  ==============  ==============  =============  ==============


NET LOSS PER COMMON SHARE

     Basic. . . . . . . . . . . . . .  $           -   $           -   $        (.01)   $       (.01)
                                       ==============  ==============  ==============  =============


AVERAGE OUTSTANDING SHARES

     Basic. . . . . . . . . . . . . .      1,295,000       1,295,000       1,295,000      1,295,000
                                       ==============  ==============  ==============  =============





     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

     For the nine months ended May 31, 2004 and 2003 and for the period from September 24, 1998 (Date of Inception) to May 31, 2004

                      (Unaudited - Prepared by Management)





                                             FOR THE NINE    FOR THE NINE       DATE OF
                                                MONTHS          MONTHS        INCEPTION
                                                ENDED           ENDED             TO
                                               MAY 31,         MAY 31,          MAY 31,
                                                 2004            2003            2004
                                            --------------  --------------  -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $     (18,273)  $     (11,371)  $    (86,377)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .         10,846           6,913         34,100
          Accounts payable - related party          4,232           1,256         25,163
          Capital contributions - expenses          3,150           3,150         24,150
                                            --------------  --------------  ------------

               Net Cash from Operations. .            (45)            (52)        (2,964)
                                            --------------  --------------  -------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -           3,050
                                            --------------  --------------  -------------

                                                        -               -           3,050
                                            --------------  --------------  -------------

     Net (decrease) increase in Cash . . .            (45)            (52)             86

     Cash at Beginning of Period . . . . .            131             329               -
                                            --------------  --------------  -------------

     CASH AT END OF PERIOD . . . . . . . .  $          86   $         277   $          86
                                            ==============  ==============  =============









     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004
                      (Unaudited - Prepared by Management)


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

     On May 31, 2004, the Company had a net operating loss carry forward of $86,377. The tax benefit of approximately $25,900 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2024.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                  May 31, 2004
                      (Unaudited - Prepared by Management)


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

     Unproven  Mining  Claim  Costs
     ------------------------------

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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                  May 31, 2004
                      (Unaudited - Prepared by Management)

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

3.     AQUISITION  OF  MINERAL  CLAIM

     The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 25, 2005. The claims may be extended for one year by the payment of $3,600 Cdn or an equivalent amount of dollars in work on the Standard claim plus a filing fee of $180 Cdn.

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 15% of the outstanding common stock and have made no interest, demand loans of $25,163 to the Company, and have made contributions to capital of $24,150 by the payment of Company expenses.

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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                  May 31, 2004
                      (Unaudited - Prepared by Management)



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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $86,377. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,485 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,250), auditing ($3,600), Edgar fees ($1,400), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard's registrant ($235), exploration activities on the Standard claim ($2,850), office and miscellaneous ($400), and payments to the transfer agent including interest ($2,000). The above noted figure does not include amounts owed to third party creditors in the amount of $34,100 as at May 31, 2004. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $48,585. At present Standard does not have these funds, having only $86 in its bank account, and would be required to either sell shares in its capital stock or obtain further advances from its director. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS  OF  OPERATIONS

Recent  work  undertaken  on  the  Standard  claim

During February 2003, Standard laid out a sampling grid system on the Standard claim for the purpose of geochemical soil sampling program to be done in the future. A budget of approximately $3,600 Canadian was expended to lay out 2,350 meters of sampling grid. Unfortunately, Standard did not have any funds to undertake the soil sampling program during the summer of 2003 and will now have to wait until the summer of 2004 due to the snow conditions in the region during the winter months. This work maintained the Standard claim in good standing until February 24, 2004. Subsequently, through a cash payment for the purchase of PAC grants, the Standard claim is in good standing until February 23, 2005.

Historical  summary  of  the  Standard  claim

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $86,377.

    . Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

4.   Lack  of  employees  due  to  no  funds  to  hire  new  employees

Standard currently only has three employees, its President, Del Thachuk and Secretary Treasurer, Mary Anne Thachuk and Chief Financial Officer, Gordon Brooke. Neither of these two individuals work full time for Standard since Del Thachuk is working with another company and Maryanne Thachuk is retired. There is a substantial risk Standard will not have the funds necessary to hire additional employees that would be needed in Standard's exploration program.

5.   Lack  of  geological  experience  by  the  officers  and  directors

Even though Del Thachuk was involved in placer mining for over 30 years and was President of Red Fox Minerals Ltd until 10 year ago he does not have a geological background. Gordon Brooke, Alexander Ibsen and Maryanne Thachuk have no experience in the mineral industry. Therefore, Standard will have to rely upon outside consultants to give advise on the various methods of exploring the Standard claim.

6.   Conflict  of  Interest

Del Thachuk is an officer and director of Info-Pro Marketing Inc. ("Info-Pro"), a private Nevada company and, therefore, there might be a conflict of interest in his dealing between Standard and Info-Pro. Since Info-Pro is not in the mineral exploration industry, the real conflict will be how he devotes his time between the two companies. Standard can only hope that he deals fairly with it. Even though Gordon Brooke and Alexander Ibsen are not involved in public companies they do have other business interests.

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

13.  Standard  will  have  difficulty  attracting  mining  personnel

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

14.  Standard  may  never  be  able  to  refine  its  ore  reserve

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

The  members  of  the  Audit  Committee  were  appointed  as  follows:

     E.  Del  Thachuk          -     Chairman  of  Audit  Committee
     B.  Gordon  Brooke        -     Member  of  Audit  Committee
     Alexander  J.  Ibsen      -     Member  of  Audit  Committee

ITEM  5.     OTHER  INFORMATION

On December 15, 2002, Standard dismissed Andersen Andersen & Strong, L.C. as the independent accountants. This action was approved by the sole director of Standard. Standard appointed Sellers & Andersen, LLC as the independent accountants. Unfortunately, the independent accountants' audit opinion dated June 29, 2003, attached to the financial statements for the fiscal year ended August 31, 2002 and included with the Form 10-KSB filed by Standard on July 9, 2003 with the United States Securities and Exchange Commission, was under the letterhead of Andersen Andersen & Strong LC rather than Sellers & Andersen, LLC. On February 5, 2004, Standard dismissed Sellers & Andersen LLC and appointed Madsen & Associates, CPA's Inc. as the independent accountants to examine the financial statements for the fiscal year ended August 31, 2002 and render an opinion thereon. These financial statements were included in the Form 10-KSBA as at August 31, 2003.

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


                          STANDARD CAPITAL CORPORATION
                                  (Registrant)



                              /s/  "E.  Del  Thachuk"
                              -----------------------
                                   E.  Del  Thachuk
                              Chief  Executive  Officer
                              President  and  Director

     Dated:  October 24, 2005


                              /s/  "  B. Gordon Brooke"
                              -----------------------------
                                     B. Gordon Brooke
                                 Chief Accounting Officer
                                 Chief  Financial  Officer
                                     and  Director

     Dated:  October 24, 2005