Form 10QSB
period 2004-08-31
STANDARD CAPITAL CORP
filed 2005-10-25
CIK 93314

4


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x)     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
        1934
                         For  the  fiscal  year  ended          August  31, 2004
                                                                ----------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                               For  the  transaction  period  from          to

                               Commission  File  number               0-25707
                                                                      -------

                         STANDARD  CAPITAL  CORPORATION
                         ------------------------------
               (Exact  name  of  Company  as  specified  in  charter)

          Delaware                                         91-1949078
          --------                                         ----------
State  or  other  jurisdiction of                 (I.R.S.Employee  I.D.  No.)
incorporation or organization

2429  -  128th  Street
Surrey,  British  Columbia,  Canada                              V4A  3W2
-----------------------------------                              --------
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

As at August 31, 2004, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2004, Standard has 1,295,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS



PART  1
-------
                                                                            Page
                                                                            ----





ITEM 1.     DESCRIPTION OF BUSINESS                                          4
ITEM 2. . . DESCRIPTION OF PROPERTY                                         12

ITEM 3. .   LEGAL PROCEEDINGS                                               14

ITEM 4      SUBMISSION OF MATTERS TO VOTE OF
.. . . . . . . . SECURITIES HOLDERS                                          14

PART II
--------

ITEM 5      MARKET FOR COMMON EQUITY AND
.. . . . . . . .  RELATED STOCKHOLDER MATTERS                                16

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS
.. . . . . . . .  OR PLAN OF OPERATION                                       17

ITEM 7. . . FINANCIAL STATEMENTS                                            20

ITEM 8      CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING
.. . . . . . AND FINANCIAL DISCLOSURE                                        20

ITEM 8A .   CONTROLS AND PROCEDURES                                         20

PART III
---------

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS,
            PROMOTERS, AND CONTROL PERSONS
  ,         COMPLIANCE WITH SECTION 16 (a) OF
.. . . . . . THE EXCHANGE ACT                                                20

ITEM 10.. . EXECUTIVE COMPENSATION                                          23

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICAL
            OWNERS AND MANAGEMENT AND RELATED
... . . . . .STOCKHOLDERS MATTERS                                            25

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED
... . . . .  TRANSACTIONS                                                    27

PART IV
--------

ITEM 13.. . EXHIBITS AND REPORTS ON FORM 8-K                                27

ITEM 14 . . PRINCIPAL ACCOUNTANTS FEES AND SERVICES                         29

            SIGNATURES. . . . . . . .                                       30

                                     PART 1


                        ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY  AND  ORGANIZATION

Standard was incorporated on September 24, 1998 and has no subsidiaries and no affiliated companies. It has not been in bankruptcy, receivership or similar proceedings since its inception. Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. Standard's executive offices are located at 2429 - 128th Street, Surrey, British Columbia, Canada, V4A 3W2 (Tel:
604-538-4898).

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

Standard owns the exclusive rights to all minerals on the Standard claim except for coal which is under a separate license. There is virtually limited possibilities that there is any coal on the Standard claim. The claim is in good standing until February 24, 2005. The actual land is owned by the Crown
(the Province of British Columbia). If Standard does not perform exploration work or pay cash-in-lieu in the amount of $2,800 on or before February 24, 2005 the rights to the mineral claim will expire and the ground can be staked by someone else.

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

Standard is responsible for filing various forms with the United States Securities and Exchange Commission (the "SEC") such as Form 10-KSB and Form 10-QSB but was deficient in these filings due to a lack of money. The filings have now been brought up to date. The directors have decided on November 18,
2005  for  the  next  annual  meeting  of  shareholders.

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

RISK  FACTORS

Our shareholders and any future investors must be aware of the following risk factors prior to investing in Standard's common stock. It must be emphasized that Standard, if any of these risks become fact, may have to cease operations and our shareholders and any future investors could lose part or all of their investment.

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

The stock market has experienced extreme volatility in recent years and may continue to do so in the future. We cannot be sure an active public market for our shares will develop or if an active market should develop that it would continue. The price for our shares will be determined in the marketplace and may be influenced by many factors, including both internal and external forces as follows:

- variations in our financial results compared to companies similar to ours; especially in the exploration of the Standard claim compared to other exploration properties in North America;
- changes in earnings estimates, if any, by industry research analysts for our Company or for similar companies in the same industry;
- future investors' or other market participants' perceptions of our Company as a current or future investment; and
- general or regional economic conditions normally have a wide impact on the price of shares trading on the stock market and our Company's shares will be affected by changes in such conditions.

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

2. We lack an operating history and have accumulated losses, which are expected to continue into the future.

Since inception, we have not realized any revenue to date and have no operating history upon which an evaluation of our future success or failure can be made. The accumulated losses since February 24, 1998 are $ 92,284. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-    Our  ability  to  successfully  explore  the  Standard  claim;
- Our ability to generate future revenues from a viable ore reserve on the Standard claim; and
- Our ability to reduce our exploration costs in order to increase our profit margins.

As in most mineral claims, the chances of success of identifying and developing an ore reserve are extremely remote. The majority of mining companies never find an ore reserve and therefore are never profitable.

3. Presently we have only four employees and will require additional employees during the exploration of the Standard claim.

We  currently  only  have  four  employees, the President, E. Del Thachuk, Chief
Financial Officer, Al Ibsen, Chief Accounting Officer, Gordon Brooke and Secretary Treasurer, Maryanne Thachuk. There is a substantial risk we may not have the funds necessary to hire additional employees that would be needed in our future exploration program. We may not be able to maintain the Standard claim in good standing with the Ministry of Energy and Mines for the Province of British Columbia if we do not have individuals prepared to work during the exploration stage.

4. Our mineral claim is considered "grass roots" because it has not had adequate exploration work performed on it to identify an ore reserve.

Our mineral claim is considered a "grass roots" claim having no known ore reserves associated with it. In addition, there has, over the years, not been enough exploration work on the claim to determine the extent, if any, of any mineralization. Therefore, there is a good chance our claim might prove to be barren; having no commercial viable mineralization associated with it.

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

7. Our Company is a one-property company, which does not allow for exploration of another mineral claim in the event no ore reserve is discovered on the Standard claim.

Our only mineral claim is the Standard claim, which has no known ore reserves on it. Being a one claim company means that if the Standard claim does not prove to have any viable mineral reserves associated with it, there is no other claim which we can immediately explore. Most investors would want to have an investment in a company that has some diversification in its mineral properties to allow for continual operations.

8. Our mineral property, when explored, may not be of economic quality to warrant a decision to go into production.

We might discover an ore reserve which is either too small or the ounces per ton makes it uneconomical to develop. Such a mineral deposit would not enhance the value of the Standard claim and have resulted in money having been spent, which would have proven nothing. No production decision can be made if this is the case. Minerals are only economic to us if they can be sold above the cost of mining them; otherwise, the Standard claim has little or no value.

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

The weather in the Province of British Columbia is always uncertain since the annual rainfall, especially in the Bralorne area, can be many inches in the fall and spring months. The winters are marked with below zero temperatures and accumulated snow covers of several feet. The constant rain, during the spring and fall months, will lessen the chances of our exploration crew performing any meaningful work on the Standard claim due to the possibilities of injuries from slippery rock surfaces and the inconvenience of setting up equipment that becomes immediately wet. During the drier summer months, the Ministry of Forestry for the Province of British Columbia might impose bans on exploration to avoid the possibilities of forest fires. With these factors in mind, our exploration season could be reduced substantially and we might not be able to obtain the results we want during our exploration program.

11. The terrain surrounding the Standard claim is rugged and is not conducive to exploration activities.

The terrain surrounding the Standard claim is mountainous and extremely rugged with steep ridges and deep valleys. The exploration crew will find it difficult to explore the entire Standard claim without the use occasionally of a helicopter. Access to the claim during the winter months is virtually impossible due to the heavy snow conditions. Even with snowmobiles, the exploration crew would find it difficult to reach our claim and return to Gold Bridge within one day. It is not an option during the winter to use tent facilities on our claim due to the possibility of snow slides. The terrain has a definite effect on the exploration activities on the Standard claim.

12. We will have to address the environmental concerns in the Bralorne area and adhere to the various Acts legislated to protect the environment.

During the exploration stage, there are few problems with environmental issues in the Province of British Columbia if the exploration work involves mapping, establishment of a grid, soil and rock sampling and some minor drilling. If the exploration program involves work near an existing stream or removal of a substantial amount of overburden and foliage, then permission for the work must be obtained from one of the various Ministries involved in that area of environmental concern. If a production decision is ever made, we will have to adhere to various Acts established by the Provincial Government. Under these Acts the main concerns are wildlife, including fish in streams, and vegetation. The Government does not want exploration activities to cause excessive hardship on the environment and to disfigure our claim for decades to come. It is important to protect wildfire since the area in which our claim is situated has been their natural habitat for centuries. The cost of adhering to these Acts might be too expensive for us and exploration activities might have to be cancelled or delayed until adequate money is available to us to adhere to the requirements of the Acts. At the present time, we have no indication as to what the dollar amount of adherence would be.

13. We are a small Company without much money to devote to a full exploration program on our mineral claim.

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

We cannot guarantee absolute title to the Standard claim due to such factors as prior unregistered transactions, native land claims or undetected defects in title. We have taken all the necessary precautions to eliminate any of these elements as far as are reasonably possible. Nevertheless, the future, and especially if and when a production decision is made on the Standard claim, there may be claims which presently we are completely unaware of. We have no way of insuring against such claims and cannot estimate at the present time if there are any elements out there which will effect the title to the minerals on our claim. If there are, this could result in lengthy and costly legal actions, which at the present time we do not have the funds to carry on.

15. At the present time, we will have difficulty in attracting mining personnel who would like to work for a well-funded company having an assortment of mineral properties.

Being a small exploration company with only the Standard claim, we might not be able to attract mining personnel to carry on our exploration activities when needed. Many geologists and workers are drawn to companies which are better funded than us and have several properties which can be worked on at any given time. Once an exploration program is completed on one property the personnel are transferred to another property to commence work on it. This basically guarantees a continual stream of work for exploration personnel. We, at this time, cannot offer workers this form of continual work. To offset this, we might have to hire lesser knowledgeable workers who are prepared to work for several weeks and then become unemployed. Without quality mining personnel, there is no assurance we will be able to obtain the exploration information we require to make future decisions. The quality of our workers should be of concern to our shareholders since they would want to know that there is a possibility of obtaining the best results possible from qualified personnel.

16. We do not carry any insurance policy to protect workers during the exploration stage other than as required by legislation.

Injury to personnel is enhanced due to the effects of weather and the terrain. We have no insurance to cover such hazards to workers on our claim other than Workers' Compensation which is required to be contributed by us for any workers working on our claim. Basically this insurance covers only wages while off work and does not provide for any long-term benefits. We are not prepared to pay the premiums required to obtain accident insurance for the short duration of our exploration program. By not having accident and liability insurance we realize we are subject to lawsuits which, if successful, would impair the working capital of our Company and might render us insolvent.

17. Our Directors do not have experience in hard rock mining and none of the officers are professional geologists.

Our President, Del Thachuk, has mining experience over the past 30 years; mainly in the placer mining through the private ownership of a property in Atlin, British Columbia. In addition, he was the President of Red Fox Minerals Ltd., a company previously listed on the Vancouver Stock Exchange, Canada, ten years ago. His experience in hard rock mining is limited. He does not have any professional training as a mining person and has gained any knowledge he has from a hands on approach to exploration. Al Ibsen, Gordon Brooke and Maryanne Thachuk have no mining experience and have never been involved in the exploration of a mineral property. To explore our claim, we will have to rely upon mining consultants; an expensive way to explore with no guarantees of favorable results.

18. Our President has interests in another company, which cause him to devote time and effort to their activities resulting in a conflict of interest.

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

Claim  Status

The Standard claim was staked by a professional staker and is registered in the Lillooet Mining Division of British Columbia. The claim was then sold to Standard Capital Corporation, of Surrey, B.C., who own the claim outright. Mineral tenure is secure for one year from the date of staking as described below.

Claim  Name          Tenure  No.     Units          Expiry  Date_____
-----------          -----------     -----          ------------
Standard          367933            18          February  24,  2005

Regional patterns of metal zonation across the eastern flank of the Coast Plutonic Complex divide the camp into gold rich and silver rich deposits related to the proximity with the central plutons (bodies of medium to course-grained igneous rock that formed beneath the surface due to the solidification of magma). 'Congress type' mineralization, represented by low gold-silver ratios and antimony rich ores, developed distal to coast granitic intrusives in shear zones and Tertiary porphyry dykes. Mineralization at the Bralorne and Pioneer mines consists of gold and arsenopyrite bearing quartz veins filling in echelon tension fractures in the Bralorne diorite (a group of course-grained igneous rocks intermediate in composition between acidic and basic) and Pioneer greenstones. The Standard property is located in a transition zone between gold-arsenic rich and silver-antimony rich zones. Although economic mineralization has not yet been identified on the property, rock samples from the Waterloo show multielement anomalies and significant gold values to warrant further investigation.

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

Assessment work for 2002 filed with B.C. Minfile documents the immediate claim area being prospected. Trenching and underground exploration work was completed on adjacent ground. Two zones of mineralization were identified. Assays from these sheared vein structures ranged from 8.7 g/t to 28.2 g/t gold over variable widths of 10 cm to 80 cm.

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

The Standard claim had sufficient work and cash expended on it to maintain it in good standing with the Ministry of Energy and Mines until February 23, 2005.

In June 2004, William Timmins, P. Eng., wrote a geology report on the Standard claim and proposed a budget for recommended work on the claim. The total proposed expenditures for Phase I are $25,000 and for Phase II $50,000 for a total proposed budget of $75,000. Between September 30, 2004 and November 30, 2004, work was done on the Standard claim in the amount of $3,600 Canadian plus a $180 filing fee.

The  claim  is  now  in  good  standing  until  February  23,  2006.

The  Company's  Main  Product

     The Company's primary product will be the sale of minerals, both precious and commercial. No minerals have been found to exist on the Standard claim and therefore the possibilities of obtaining a cash flow from the sale of minerals in the future might be remote.

The  Company's  Exploration  Facilities

     The Company will be exploring and developing, if warranted, the Standard claim and does not plan to build any mill or smelter. There exists a fully equipped smelter within 5 miles of the Standard claim but it is privately owned and may or may not accept ore from the Company to process. If the Company is unable to obtain a commitment when the claim is proven to have reserves thereon, it might have to transport the ore to other smelters, which are located at great distances from the Standard claim.

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

1. The election of E. Del Thachuk, Alexander J. Ibsen and B. Gordon Brooke as directors.

2. The appointment of Madsen & Associates CPA's Inc. as independent accountants to examine the financial statements for the fiscal year ended August 31, 2004.

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

The  members  of  the  Audit  Committee  were  appointed  as  follows:

     E.  Del  Thachuk          -     Chairman  of  Audit  Committee
     B.  Gordon  Brooke        -     Member  of  Audit  Committee
     Alexander  J.  Ibsen      -     Member  of  Audit  Committee

Autobiographies  of  B.  Gordon  Brooke  and Alexander J. Ibsen are shown below.

B. GORDON BROOKE, 60, attended Westwood School Secondary School in Paddington, London, England before becoming an articled clerk in 1961 with Roberts White and Company, Chartered Accountants. In 1967, he continued his articles with FF Sharles & Company, Chartered Accountants, as audit manager and supervisor of audits which entailed general audit, accounting, financial statement presentation for small public companies, including such companies as a dairy, a trade stamp company, automobile dealerships, financing companies, engineering, retailer, wholesalers, barristers and solicitors, antique dealers and clothing manufacturers. He had total responsibility for the audit of Michael Manufacturing Limited, a public trading company. This entailed the preparation of all information in the year-end financial statements and all printed matters for exchange filing and information to be distributed to the shareholders. In 1969, he qualified as a Chartered Accountant for England and Wales and immigrated to Canada where he accepted a position with Deloitte, Haskins and Sells, Chartered Accountants, in Toronto, Canada. His responsibilities included being an audit supervisor for mainly small and large business clients which included such firms as Wickett & Craig- tanners, Canada Dry Inc. - soft drinks, Chromalox Canada - heating systems, Northern Pigments - paints, to name a few. In 1972, he accepted a position as assistant to the chief Financial Officer of Candeco Management Inc. of Toronto where his responsibilities included preparation of monthly and annual financial reporting packages for all subsidiaries including corporate tax returns, preparation of all required audit working papers and complete audit files for all subsidiaries, responsibilities for internal control systems for all operating subsidiaries. In 1974, he became assistant to the chief Financial Officer of Canadian Chromalox Ltd. in Toronto where he undertook the controller functions from time to time and subsequently became the Ant-Inflation Officer for Canadian Chromalox's group of companies where he was responsible for all price increase application to Ottawa. In 1977, with the end of the Anti-Inflation legislation he became an independent financial consultant where he offered the following services: accounting, financial statement presentation, business plans, personal and corporate taxation services, corporate reorganizations and restructurings, prospectus preparation and analysis and public offering advice and service. His client base consisted of such companies as Spectra Anodizing Inc. - anodizing services, Security Mirror Ltd. - mirror manufacturer, Arco Prime Steel Inc. -steel fabricator and many other small businesses as well as a continuing relationship with Canadian Chromalox and its subsidiaries. During this same period of time, Gordon Brooke either owned or was a working shareholder in the following business: Black Swan Investments Inc. 30% shareholder in a pub in Toronto, Octagon Industries Inc. 10% shareholder in a signage company, Reybrooke Housewares - 100% owner in a company licensed with a United Kingdom company for

PVC extrusions, Beaver Hill Farm Inc. - 33.3% owner of this company which was a producer of fresh herbs grown under light and sold to over 200 retail outlets in southern Ontario. In 1997 he became financial consultant to Confectionately Yours Inc. a Toronto based company specializing in large fresh baked goods and cereal bar manufacturer. His responsibilities were to serve as an interim controller and prepare business plans. In 1998, he became the unofficial Chief Financial Officer of the company until it was sold in December 2000. In 2001 to the present time, he has been working for Snack Crafters Inc. in Toronto as a financial consultant where his responsibilities have been to prepare business plans, to serve as an interim accountant providing accounting services, preparation of financial statements on a non-audit basis, corporate tax returns and assisting the company in its reorganization and restructuring.

ALEXANDER ("AL") JOHN IBSEN, 62, graduated from grade 12 and was hired in 1965 by Grant, Atkinson & Blair Ltd., a food brokerage firm, located in Vancouver, British Columbia where he worked initially as a salesman before becoming Sales Manager and eventually the Branch Manager, supervising a staff of 12. This entailed all head offices accounts in the food, drug and mass merchandisers' items. Through his leadership, the department exceeded the company's budgeted revenue each year he was employed with the company. In 1972, Al joined the firm of R.A. Brown and Sons Ltd., another food brokerage firm, located in Vancouver where he became the sales Manager for the entire British Columbia Region. He was responsible for a staff of 10 employees but the company itself did twice the volume of sales of his former employer. During his employment with R.A. Brown and Sons Ltd. Al's department exceeded the company's budget revenue figures each year. In 1983, he became the general Manager for I.D. Foods Western Corporation and subsequently became General Manager for western Canada with a staff of 20 people. Again he either met or exceeded the company's sales budget prior to becoming employed in 1987 with Capital Bag Ltd./ Crown Packaging Ltd. In 1991, he was hired as Sales Manager for the western Canadian division as well as being responsible for Toronto, Ontario sales department for Sonoco Flexible Packaging Corp. even though this company was located in Vancouver, British Columbia. While at Sonoco, he managed to exceed the budgets there each and every year he was with the company. In fact, in his last year with the firm, he sold an additional CDN $10,000,000 over and above the budget figures. In May 2001, the company sold their packaging lines in Canada thereby eliminating Al's position with the company. Since 2001, Al has worked as a self-employed contractor in the food industry. Al has served as the past President of many organizations; some of which are as follows: Eastgate Masonic Lodge, Burnaby Big Brothers, B.C. Food Brokerage Association (now an honorary member) and the Food Executives Club of British Columbia (Honorary Member). Al has strong communication and interpersonal skills at all levels of business and can identify and implement new ideas when required.



        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year, there has been no established trading market for Standard's common stock. Since its inception, Standard has not paid any dividends on its common stock, and Standard does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2004 Standard had 35 shareholders; one of these shareholders is an officer and director of Standard.

There are no securities authorized for issuance under outstanding stock options, warrants or rights. There are no employee benefit plans entered into between the Company and its director, officers, consultants or other non-employees.

At the Annual General Meeting of Stockholders held February 20, 2004, the shareholders approved a Stock Option Plan whereby 5,000,000 common shares were set aside for the reasons noted in the following paragraph. The exercise price is the fair market value at the date of granting the option.

The purposes of this plan are (i) to retain the services of a management team, qualified employees of the Company and non-employee advisors or consultants;
(ii) to retain the services of valued non-employee directors; (iii) to provide these persons with an opportunity to obtain or increase a propriety interest in the Company, to provide incentives for effective services and high-level performance, to strengthen their incentive to achieve the objectives of the shareholders of the Company; and (iv) to serve as an aid and inducement in the hiring or recruitment of new employees, consultants, non-employee directors and other persons needed for future operations and growth of the Company.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value
$0.001 per share. As at August 31, 2004, there were 1,295,000 shares outstanding.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As at August 31, 2004, the Company had cash of $68 and liabilities of $64,102. The liabilities of $38,939 owed to general creditors are as follows: the transfer agent - $6,725, auditors - $6,900, internal accountant - $15,040 and other payables - $10,274. The amount owed to related parties of $25,163 is non-interest bearing and has not fixed terms of repayment.

     During  the  year,  the  Company  has  incurred  the  following  expenses:





          EXPENDITURE                                    AMOUNT
          -----------                                   --------
          Accounting and audit . . . . . . .  i          $6,700
          Annual general meeting . . . . . .  ii          1,551
          Bank charges . . . . . . . . . .         .        103
          Consulting fees. . . . . . . . . .  iii         2,500
          Edgar filings. . . . . . . . . . .  iv          1,140
          Exploration and filing fees. . . .  v           1,333
          Filing fees and franchise taxes. .  vi            464
          Geology report . . . . . . . . . .  vii         1,000
          Management fees. . . . . . . . . .  viii        2,400
          Office . . . . . . . . . . . . . .                564
          Rent . . . . . . . . . . . . . . .  ix          1,200
          Telephone. . . . . . . . . . . . .  x             600
          Transfer agent's fees and interest  xi          2,166
          Travel and entertainment . . . . .  xii         2,459
                                                         ------
              Total expenses . .               . . .  $  24,180
                                                       =========




i. The Company accrues $500 in fees to its auditors, Madsen & Associates, CPA's Inc., for the review of its 10-QSBs and $1,900 for the examination of the Form 10-KSB. $200 was paid for 2003 income tax returns. In addition, the Company has accrued $600 for its November 10-QSB and $750 each for its February and May 10-QSBs. Also, $1,000 has been accrued for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSBs.

ii. The annual meeting cost consists of $1,000 for the preparation of the Preliminary Proxy statement, and $551 for the annual general meeting luncheon.

iii. Consulting fees consist of $2,500 for work performed in preparing the SEC response letter, amending six financial statements and filing the 8-K's.

iv. The Company has incurred certain expenses during the year for filing its various Forms 10-QSB and 10-KSB with the SEC. The normal expense for filing the Forms 10-QSB is $250 per quarter and the Form 10-KSB is $300. Additional work was done for $90.

v. In February 2004, the Company paid for PAC grants to apply to the property in lieu of doing exploration work on the Standard claim. The cost of these grants was $1,778 Canadian. This maintained the claim in good standing until February 24, 2005.

vi. The Company has paid annual filing fees to The Company Corporation of $175. Franchise taxes were paid by the Company to the State of Delaware in the amount of $60 for 2003. A fee of $100 was paid to the SEC for filing the SB-2. The State of Delaware was paid a fee of $129 to increase the authorized share capital to 200,000,000.

vii. The geology report prepared in February 2004 on the Standard claim cost $1,000.

viii. The Company does not compensate its directors for the service they perform for the Company since, at the present time it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $200 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

ix. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $100 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

x. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $50 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

xi. During the period, the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totaling $965.

xii. Travel and entertainment costs of $2,459 were expended on a business trip in March 2004 on Company business.

     The Company estimates the following expenses will be required during the next twelve months to meet its obligations:






                                             Requirements     Current      Required
                                                 For         Accounts     Funds for
           Expenditures                     Twelve Months     Payable    Twelve Months
-------------------------------             --------------  ---------    --------------
     Accounting and audit. . . . . .    1     $   6,650    $   18,900    $   25,550
     Annual general meeting. . . . .    2         1,000         1,551         2,551
     Bank charges. . . . . . . . . .                100             -           100
     Consulting. . . . . . . . . . .    3         2,500         2,500         5,000
     Edgar filing fees . . . . . . .    4         1,100         3,040         4,140
     Exploration expense . . . . . .    5         2,800         2,605         5,405
     Filing fees and franchise taxes    6           285           304           589
     Office. . . . . . . . . . . . .    7           200           946         1,146
     Transfer agent's fees . . . . .    8         2,200         6,725         8,925
     Travel and entertainment. . .      9             -         2,368         2,368
                                              ---------    ----------       -------

          Estimated expenses . .          .  $   16,835    $   38,939    $   55,774
                                              =========       =======     ==========

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.         Accounting  and auditing expense has been projected as follows:





                  Filings                   Accountant     Auditors      Total
              ---------------------------  -----------    ---------   --------
           Form 10-QSB - Nov. 30, 2004     $     750     $     500    $   1,250
           Form 10-QSB - Feb 28, 2005.           750           500        1,250
           Form 10-QSB - May 31, 2005.           750           500        1,250
           Form 10-KSB - Aug 31, 2005.         1,000         1,900        2,900
                                           ---------    ---------      --------

                                          $    3,250     $   3,400     $  6,650
                                            ========      ========     ========




     2. Annual general meeting costs are expected to cost $1,000 for preparation and holding the meeting.

     3. Consulting costs of $2,500 are expected for further work to be done on preparing an SEC response letter and filing of various forms with the SEC.

     4. Edgar filing fees comprise the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated, based on past charges, that the cost for each of the Form 10-QSBs will be $250 whereas the cost of filing the 10-KSB will be $300.

     5. To maintain the Standard claim in good standing the Company will incur a cost of Cdn $200 per unit. The number of units comprising the Standard claim is 18 and therefore, the minimum cost will be $3,600 Cdn or $2,680 US. The Company will not pay the Ministry of Mines and Energy cash-in -lieu instead of performing assessment but will undertake some exploration program in order to maintain the claims in good standing. In addition, the Company will have to incur the cost of $120 to record the work performed, which has been accrued in the above figure.

     6. Filing fees for the Company as a registered agent are $175 per year. Franchise taxes paid to the State of Delaware are $60 plus a late filing charge of $50.

     7. Relates to photocopying and faxing based on prior year's actual charges.

     8. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. In addition, there will be interest accrued on the outstanding balance of approximately $1,000.

     9. It is not expected that there will be any travel expenses in the next year.

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


      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


During the fiscal year ended August 31, 2004 and through the subsequent period to October 17, 2005, to the best of Standard's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.


                        ITEM 8A - CONTROLS AND PROCEDURES


(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

Standard's Chief Executive Officer and it Chief Financial Officer, after evaluating the effectiveness of Standard's controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c) as of the date within 90 days of the filing of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, Standard's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.



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

                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of August 31, 2004, the name, age, and position of each executive officers and director and the term of office of each director of Standard.





                                                                                Term as
                                                                                Director
          Name                  Age                 Position Held                Since
       ----------            --------    -------------------------------------  --------
      Del Thachuk. . . .        69       President and Director                   1998

      Maryanne Thachuk .        69       Secretary Treasurer                        -

      Alexander J. Ibsen        62       Chief Financial Officer and Director     2004

      B. Gordon Brooke .        60       Chief Accounting Officer and Director    2004





The  directors  of  Standard  serve  for  a  term  of  one  year and until their successors are elected at Standard's Annual Shareholders' Meeting and are qualified, subject to removal by Standard's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

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

MARYANNE THACHUK has been Secretary Treasurer of Standard since its inception. She graduated from Jasper Place Sr. High in Edmonton in 1954 and then obtained a Certified Secretarial Diploma from McTavish Business College. From 1956 to 1960, Maryanne worked for CJCA Broadcasting Station in Edmonton reporting on court cases, sport related events and other news issues. She was the assistant to the Sports and News Director. In 1960, she moved to Vancouver and was employed as Private Secretary to the President of Dueck Motors. In 1962, she moved back to Alberta where she was trained as an In-Service Social Worker with the Alberta Government Department of Public & Child Welfare. In 1964 Maryanne moved back to Vancouver as the Private Secretary for the President of Lindal Cedar Homes. From 1965 to 1988 she worked part time for the President of Delmor Enterprises before becoming one of its directors. In 1988, she became the Personal Secretary to the Board Chairman of the Culinary Foods Division for

Canadian  Airline.  Since  1990,  she  has  been working for the B.C. Government
Department of Education (Surrey School District #36) where she has received specialized training in Finance & Administration. In 2001, she retired.

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

The following table sets forth as at August 31, 2004, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                        Position                Form     Date  Report  Filed
----                        --------                ----     -------------------

Del  Thachuk          President  and  Director        3      September 11, 2002
                                                      5      November  17,  2003

Maryanne  Thachuk     Secretary  Treasurer            3      November 21, 2003

Alexander J. Ibsen    Chief  Financial  Officer
                         and  Director                3      March  5,  2004

B.  Gordon  Brooke    Chief  Accounting  Officer
                         and  Director                3      March  5,  2004


                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2004.

     The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2000 to 2004 to Standard's President and CEO, CFO, CAO, Directors and Secretary Treasurer.

                     SUMMARY COMPENSATION TABLE (2000-2004)
                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                         Annual  Compensation                Awards      Payouts
                         --------------------                ------      -------




     (a)                   (b)        (c)     (e)      (f)       (g)      (h)        (i)
                                             Other  Restricted                     All other
                                            annual   stock      Options/   LTIP     compen-
Name and Princi- . . . . . . . . .           Comp.   awards       SAR     payouts   sation
pal position . . . . . .  Year       Salary   ($)       ($)       (#)       ($)       ($)
---------------         ---------   ------- ------  ----------  --------  --------  --------

Del Thachuk               2000        -0-     -0-      -0-       -0-        -0-      -0-
President and             2001        -0-     -0-      -0-       -0-        -0-      -0-
Director. . . . . . . .   2002        -0-     -0-      -0-       -0-        -0-      -0-
.. . . . . . . . . . . .   2003        -0-     -0-      -0-       -0-        -0-      -0-
     . . . . . . . . . .  2004        -0-     -0-      -0-       -0-        -0-      -0-


Maryanne Thachuk          2000        -0-     -0-      -0-       -0-        -0-      -0-
Secretary Treasurer       2001        -0-     -0-      -0-       -0-        -0-      -0-
.. . . . . . . . . . .     2002        -0-     -0-      -0-       -0-        -0-      -0-
.. . . . . . . . . .       2003        -0-     -0-      -0-       -0-        -0-      -0-
                          2004        -0-     -0-      -0-       -0-        -0-      -0-

Alexander J. Ibsen        2004        -0-     -0-      -0-       -0-        -0-      -0-
Chief Financial Officer
and Director .

B. Gordon Brooke          2004        -0-     -0-      -0-       -0-        -0-      -0-
Chief Accounting
Officer and Director.

There has been no compensation given to either of the Director or Officers during the periods ended August 31, 2000 to 2004. There are no stock options outstanding as at August 31, 2004, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

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

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as at August 31, 2004, the name and address and the number of shares of Standard's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard's common stock, and the name and shareholdings of each director and of all officers and directors as a group.







           Name and Address                               Amount
            of Beneficial                 Nature of    of Beneficial     Percent
                Owner                    Ownership(1)    Ownership       of Class
           ----------------             ------------  --------------    --------
       DEL THACHUK                          Direct       100,000 (i)      7.72
       34- 3387 King George
       Highway
       Surrey, British Columbia
       Canada, V4P 1B7 . . . . . .

       DORIS O'BRIEN                        Direct        100,000         7.72
       626 - Highway 99
       P.O. Box 5
       Surrey, British Columbia
       Canada, V4B 5A8. . . . . . . .

       AUGGNETHA QUASHIE                    Direct        100,000         7.72
       15382 - 110A Avenue
       Surrey, British Columbia
       Canada, V3R 9H6 . . . . . . .

        MICHAEL LEVESQUE                    Direct        100,000         7.72
        3350 - 199A Street
        Langley, British Columbia
        Canada, V3A 4T9 . . . . . . .

        MICHAEL THACHUK                     Direct        100,000 (ii)    7.72
        47 - 20761 Telegraph Trail
        Surrey, British Columbia
        Canada, V1M 2W3 . . . . . . .

        GERRY WOLFF                         Direct        100,000         7.72
        4364 Woodcrest Road
        West Vancouver, B.C.
        Canada, V7SX 2W1. . . . . . .

         MARVIS SHAW                       Direct         100,000         7.72
         246 - 20071 - 24th Avenue
         Langley, British Columbia
         Canada, V2Z 2A1. . . . . . .

         KEN RADOMSKY                      Direct         100,000         7.72
         840 - 15355 - 24th Avenue
         White Rock, B.C.
         Canada, V4B 4C2. . . . . . .

         RAYMOND MILLER                    Direct         100,000         7.72
         301 - 1323 Merklin Street
         White Rock, British Columbia
         Canada, V4A 4C2. . . . . . .

         MARION K. SEPT                    Direct         100,000         7.72
         19188 - 84th Avenue
         Surrey, British Columbia
         Canada, V4N 3G5. . . . . . .

         KAREN FORD                       Direct (2)      100,000         7.72
         17773 - 59 a Avenue
         Surrey, British Columbia
         Canada, V3S 1R2. . . . . . .

         MARYANNE THACHUK                        -           NIL          0.00
         34-3387 King George Highway
         Surrey, British Columbia
         Canada, V4P 1B7. . . . . . .

        ALEXANDER J. IBSEN                       -           NIL          0.00
        1533 Eagle Mountain Drive
        Coquitlam, British Columbia
        Canada, V3E 2Z3 . . . . . . .

        B. GORDON BROOKE                         -           NIL          0.00
        115 Angelene Street,
        Mississauga, Ontario
        Canada, L5G 1X1 . . . . . . .

Director and Officers as a whole. . .         Direct       100,000        7.72

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


                                     PART IV


                          ITEM 13. EXHIBITS AND REPORTS


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                     Page
-------------------                                                     ----

Report  of  Madsen  &  Associates,  CPA's  Inc.                          31

Balance  Sheet  as  at  August  31,  2004                                32

Statement  of  Operations  for  the  year  ended  August  31,
    2004 and 2003 and for  the  period  from September 24, 1998
    (Date of     Inception) to August  31,  2004                         33

Statement  in  Changes  in  Stockholders'  Equity  for the
     period from September 24,  1998  (Date  of  Inception)
     to  August  31,  2004                                               34

Statement  of  Cash  Flows  for  the  year  ended  August
     31, 2004 and 2003 and for  the  period  from  September  24,
     1998  (Date  of  Inception)  to  August  31,  2004                  35

Notes  to  the  Financial  Statements                                    36

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

                                            STANDARD  CAPITAL  CORPORATION
                                                     (Registrant)



Date: October 24, 2005                       By:/s/  "Del  Thachuk"
                                             ----------------------
                                                  Del  Thachuk
                                          Chief  Executive  Officer,
                                           President  and  Director

  Date: October 24, 2005                By:    /s/  "B.  Gordon  Brooke"
                                        --------------------------------
                                                B.  Gordon  Brooke
                                             Chief  Accounting  Officer
                                           Chief  Financial  Officer  and
                                                     Director

MADSEN  &  ASSOCIATES,  CPA'S INC.                 684 East Vine Street,  #3
----------------------------------                  Murray,  Utah,  84107
Certified  Public  Accountants  and  Business        Telephone  801-268-2632
 Consultants  Board                                       Fax  801-262-3978


Board  of  Directors
Standard  Capital  Corporation
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Standard Capital Corporation (pre- exploration stage company) at August 31, 2004, and the statement of operations, stockholders' equity, and cash flows for the years ended August 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2004, and the results of operations, and cash flows for the years ended August 31, 2004 and 2003 and the period September 24, 1998 (date of inception) to August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Murray,  Utah                         /s/  "Madsen  &  Associates,  CPA's  Inc."
October 16, 2005

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET

                                 AUGUST 31, 2004








ASSETS
CURRENT ASSETS

    CASH. . . . . . . . . . . . . . . . . . . . . . . . . .  $         68
                                                                  --------

       TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . .  $         68
                                                                  ========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    ACCOUNTS PAYABLE - RELATED PARTY. . . . . . . . . . . .  $     25,163
    ACCOUNTS PAYABLE. . . . . . . . . . . . . . . . . . . .        38,939
                                                                 ---------
                                                                   64,102
                                                                 ---------

STOCKHOLDERS' DEFICIENCY

    COMMON STOCK
         200,000,000 SHARES AUTHORIZED, AT $0.001 PAR VALUE
         1,295,000 SHARES ISSUED AND OUTSTANDING. . . . . .         1,295

    CAPITAL IN EXCESS OF PAR VALUE. . . . . . . . . . . . .        26,955

    DEFICIT ACCUMULATED DURING THE PRE-EXPLORATION STAGE. .       (92,284)
                                                                ----------

                TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . .       (64,034)
                                                                ----------

                                                             $         68
                                                                ==========











    The accompanying notes are an integral part of these financial statements

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

           FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 AND THE PERIOD
            SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2004






                               AUG 31,       Aug 31,      Sept 24, 1998
                                2004          2003       to Aug 31, 2004
                           -------------  -----------  -----------------
REVENUES                   $          -   $        -    $          -

EXPENSES                         24,180       16,219          92,284
                          -------------  -----------     -----------

NET LOSS                   $    (24,180)  $  (16,219)   $    (92,284)
                            ===========  ===========    ============











NET LOSS PER COMMON SHARE
     Basic and diluted . .  $    (0.02)  $    (0.01)
                            ===========  ===========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   1,295,000    1,295,000
                            ===========  ===========
























   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM SEPTEMBER 24, 1998 (DATE OF INCEPTION)
                               TO AUGUST 31, 2004





                                                                Capital in
                                              Common     Stock   Excess of    Accumulated
                                              Shares    Amount   Par Value      Deficit
                                            ----------  -------  ----------  -------------
BALANCE SEPTEMBER 24, 1998 (date of
     inception). . . . . . . . . . . . . .           -  $     -  $        -  $          -

Issuance of common shares for cash at
    $0.001 - January 11, 1999. . . . . . .   1,000,000    1,000           -             -

Issuance of common shares for cash at
    $0.001 - February 19, 1999 . . . . . .     100,000      100           -             -

Issuance of common shares for cash at
    $0.01 - February 15, 1999. . . . . . .     195,000      195       1,755             -

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the period from
    September 24, 1998 to August 31, 1999.           -        -           -       (12,976)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2000. . . . . . . . . . . .           -        -           -       (12,392)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2001. . . . . . . . . . . .           -        -           -       (13,015)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2002. . . . . . . . . . . .           -        -           -       (13,502)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2003. . . . . . . . . . . .           -        -           -       (16,219)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2004. . . . . . . . . . . .           -        -           -       (24,180)
                                            ----------  -------  ----------  -------------

BALANCE, AUGUST 31, 2004 . . . . . . . . .   1,295,000  $ 1,295  $   26,955  $    (92,284)
                                            ==========  =======  ==========  =============









   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

           FOR THE YEARS ENDED AUGUST 31, 2004 AND 2003 AND THE PERIOD
            SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2004








                                               AUG 31,       Aug 31,      Sept 24, 1998
                                                2004          2003       to Aug 31, 2004
                                          -------------  -----------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . .  $    (24,180)  $  (16,219)  $      (92,284)

     Adjustments to reconcile net loss
         to net cash provided by
         operating activities:

        Change in accounts payable . . .        19,917       11,821           64,102
        Capital contributions - expenses         4,200        4,200           25,200
                                          -------------  -----------      -----------

             Net Change in Cash from
                   Operations. . . . . .           (63)        (198)          (2,982)
                                          -------------  -----------      -----------

CASH FLOWS FROM INVESTING
     ACTIVITIES. . . . . . . . . . . . .             -            -                -
                                          -------------  -----------    -------------

CASH FLOWS FROM
     FINANCING ACTIVITIES:

        Proceeds from issuance of
            common stock . . . . . . . .             -            -            3,050
                                          -------------  -----------   --------------

     Net Increase in Cash. . . . . . . .           (63)        (198)              68

     Cash at Beginning of Period . . . .           131          329                -
                                          -------------  -----------   --------------

     CASH AT END OF PERIOD . . . . . . .  $         68   $      131   $           68
                                          =============  ===========    =============

SCHEDULE OF NONCASH
     OPERATING ACTIVITIES

     Capital contributions - expenses. .  $      4,200   $    4,200   $       25,200
                                          =============  ===========    =============






   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (Pre-Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2004

1.   ORGANIZATION

     The Company was incorporated under the laws of the State of Delaware on September 24, 1998 with the authorized common stock of 25,000,000 shares at $0.001 par value.

     The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage (see note 3).

     The shareholders, at the Annual General Meeting held on February 20, 2004, approved an amendment to the Certificate of Incorporation whereby the authorized share capital of the Company would be increased from 25,000,000 common shares with a par value of $0.001 per share to 200,000,000 common share with a par value of $0.001 per share.

     The Company has completed a private placement offering of 1,295,000 shares of its capital stock for $3,050.

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

     On August 31, 2004, the Company had a net operating loss carry forward of $92,284. The tax benefit of approximately $27,700 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2024.

                           STANDARD CAPITAL CORPORATION
                         (Pre-Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2004

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

                          STANDARD CAPITAL CORPORATION
                         (Pre-Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2004

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

3.   ACQUISITION  OF  MINING  CLAIMS

     The Company acquired one 18 unit metric claim known as the Standard claim located within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia with an expiration date of February 23, 2005. The claims may be extended for one year by the payment of $1,980 Cdn or the completion of work on the property of $3,600 Cdn plus a filing fee of $180 Cdn.

     The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.   SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     Officers-directors and their families have acquired 15% of the common capital stock issued, and have made no interest, demand loans of $25,163 and have made contributions to capital of $25,200 to the Company in the form of expenses paid for the Company.

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

6.   CAPITAL STOCK

     During October and November 2005 the Company completed a private placement offering of 990,000 common shares for cash of $49,500.

7.   GOING  CONCERN

     The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding (note 6), and long term financing, which will enable the Company to operate for the coming year.