Form 10QSB
period 2004-11-30
STANDARD CAPITAL CORP
filed 2005-10-25
CIK 93314

3



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934
                          For  the  quarterly  period  ended     Nov  30,  2004
                                                                 --------------

(  )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                          For  the  transition  period  from           to

                          Commission  File  number                 0-25707
                                                                   -------

                        STANDARD  CAPITAL  CORPORATION
                        ------------------------------
     (Exact name of small business issuer as specified in its  charter)

            Delaware                                    91-1949078
            --------                                  ------------
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

November  30,  2004:     1,295,000  common  shares

Transitional  Small  Business Disclosure format (Check one):   Yes [   ]  No [X]

                                      INDEX





                                                                              PAGE
                                                                             NUMBER
                                                                           ----------
PART 1. . . .  .FINANCIAL INFORMATION

     ITEM 1. .  Financial Statements (unaudited)                                 3

                Balance Sheet as at November 30, 2004 and
                     August 31, 2004. . . . . . . . . . . .                      4

                Statement of Operations
                     For the three months ended November 30,
                     2004  and  2003 and for the period September
                     24, 1998 (Date of Inception) to November 30, 2004           5

                Statement of Cash Flows
                     For the three months ended November 30,
                     2004 and 2003  and for the period September
                     24, 1998 (Date of  Inception) to November 30, 2004          6

                Notes to the Financial Statements.. . . .                        7

     ITEM 2     Management's Discussion and Analysis or
            . . . .  Plan of Operations                                         11

     ITEM 3. .  Controls and Procedures                                         15

PART 11.. .  .  OTHER INFORMATION                                               15

     ITEM 1. .  Legal Proceedings                                               15

     ITEM 2. .  Changes in Securities                                           15

     ITEM 3. .  Defaults Upon Senior Securities                                 15

     ITEM 4     Submission of Matters to a Vote of
            . . . . .Security Holders                                           15

     ITEM 5. .  Other Information                                               16

     ITEM 6. .  Exhibits and Reports on Form 8-K                                16

                SIGNATURES. . . . . . . . . . .                                 18

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at November 30, 2004 (with comparative figures as at August 31, 2004) and the statement of operations for the three months ended November 30, 2004 and 2003 and the statement of cash flows for the three months ended November 30, 2004 and 2003 and for the period from September 24, 1998 (date of incorporation) to November 30, 2004 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2004, are not necessarily indicative of the results that can be expected for the year ending August 31, 2005.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEETS

                                November 30, 2004
                  (with comparative figures at August 31, 2004)

                      (Unaudited - Prepared by Management)





                                                             NOVEMBER 30     AUGUST 31
                                                                2004           2004
                                                            -------------  -------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $         50   $         68
                                                            -------------  -------------

                                                            $         50   $         68
                                                            =============  =============

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $     25,163         25,163
      Accounts payable and accrued liabilities . . . . . .        40,746         38,939
                                                            -------------  -------------
                                                                  65,909         64,102
                                                            -------------  -------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295          1,295

     Capital in excess of par value. . . . . . . . . . . .        28,005         26,955

     Deficit accumulated during the exploration stage. . .       (95,159)       (92,284)
                                                            -------------  -------------

           Total Stockholders' Equity (deficiency) . . . .       (65,859)       (64,034)
                                                            -------------  -------------

                                                            $         50   $         68
                                                            =============  =============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF OPERATIONS
   For the three months ended November 30, 2004 and 2003 and for the period from
           September 24, 1998 (Date of Inception) to November 30, 2004
                     (Unaudited  -  Prepared by Management)





                                          FOR THE         FOR THE          DATE OF
                                        THREE MONTHS    THREE MONTHS     INCEPTION TO
                                           ENDED           ENDED         NOVEMBER 30,
                                       NOV 30,  2004    NOV 30, 2003        2004
                                      --------------  ---------------  --------------
SALES . . . . . . . . . . . . . . . .  $           -   $           -   $           -
                                       --------------  --------------  --------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .          1,250           1,300          32,150
     Annual General Meeting costs . .              -           1,000           1,551
     Bank charges and interest. . . .             18              18           1,544
     Consulting fees. . . . . . . . .              -               -           2,500
     Edgar filing fees. . . . . . . .            250             340           5,279
     Filing fees - SEC. . . . . . . .              -             100             404
     Geological report. . . . . . . .              -               -           2,780
     Incorporation costs. . . . . . .              -               -             255
     Legal fees . . . . . . . . . . .              -               -             487
     Management fees. . . . . . . . .            600             600          15,000
     Miscellaneous. . . . . . . . . .              -               -           1,600
     Office expenses. . . . . . . . .              -             185           1,552
     Rent . . . . . . . . . . . . . .            300             300           7,500
     Staking  and exploration costs .              -               -           6,786
     Telephone. . . . . . . . . . . .            150             150           3,750
     Transfer agent's fees. . . . . .            307             208           9,562
     Travel and entertainment . . . .              -               -           2,459
                                       --------------  --------------  --------------

NET LOSS. . . . . . . . . . . . . . .  $      (2,875)  $      (4,201)  $     (95,159)
                                       ==============  ==============  ==============

NET LOSS PER COMMON SHARE
     Basic. . . . . . . . . . . . . .  $           -   $           -
                                       ==============  ==============

AVERAGE OUTSTANDING SHARES
     Basic. . . . . . . . . . . . . .      1,295,000       1,295,000
                                       ==============  ==============





     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

  For the three months ended November 30, 2004 and 2003 and for the period from September 24, 1998 (Date of Inception) to November 30, 2004

                      (Unaudited - Prepared by Management)





                                             FOR THE THREE    FOR THE THREE          DATE OF
                                                MONTHS           MONTHS            INCEPTION
                                                 ENDED            ENDED                TO
                                             NOVEMBER 30,     NOVEMBER 30,          NOVEMBER 30,
                                                 2004             2003                 2004
                                            ---------------  ---------------  -------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $       (2,875)  $       (4,201)  $      (95,159)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .           1,807              133           40,746
          Accounts payable - related party               -            3,000           25,163
          Capital contributions - expenses           1,050            1,050           26,250
                                            ---------------  ---------------  ---------------

               Net Cash from Operations. .             (18)             (18)          (3,000)
                                            ---------------  ---------------   --------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .               -                -            3,050
                                            ---------------  ---------------  ---------------

                                                         -                -            3,050
                                            ---------------  ---------------  ---------------

     Net (decrease) increase in Cash . . .             (18)             (18)              50

     Cash at Beginning of Period . . . . .              68              131                -
                                            ---------------  ---------------  ---------------

     CASH AT END OF PERIOD . . . . . . . .  $           50   $          113   $           50
                                            ===============  ===============  ===============









     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2004
                      (Unaudited - Prepared by Management)

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

     On November 30, 2004, the Company had a net operating loss carry forward of $95,159. The tax benefit of $28,548 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2025.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                November 30, 2004
                      (Unaudited - Prepared by Management)


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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                November 30, 2004
                      (Unaudited - Prepared by Management)

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 15% of the outstanding common stock and have made no interest, demand loans of $25,163 to the Company, and have made contributions to capital of $26,250 by the payment of Company expenses.

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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                November 30, 2004
                      (Unaudited - Prepared by Management)



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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $95,159. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,535 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,250), auditing ($3,400), Edgar fees ($1,500), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard's registrant ($235), exploration activities on the Standard claim ($2,850), office and miscellaneous ($400), annual general meeting mail costs, holding of meeting, etc. ($900) and payments to the transfer agent including interest ($2,000). The above noted figure does not include amounts owed to third party creditors in the amount of $40,746 as at November 30, 2004. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $55,281. At present Standard does not have these funds, having only $50 in its bank account, and would be required to either sell shares in its capital stock or obtain further advances from its director. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS  OF  OPERATIONS


The  Standard  claim

The Standard claim is located in the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia. The Standard claim has had sufficient work and cash expended on it to maintain it in good standing with the Ministry of Energy and Mines until February 23, 2005.

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

The auditors stated in their opinion, attached to the audited financial statements for the year ended August 31, 2004, a concern as to whether Standard will continue as a going concern. There is substantial doubt on the part of the auditors whether Standard can continue its operations for the next twelve months based on its financial condition as at the year-end. If the director is unwilling to continue to advance Standard money, and Standard is unable to raise money for the exploration of the Standard claim, it might lose the claim. Without the ability to explore the Standard claim, Standard will not be able to achieve its objectives as set forth by management.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $95,159.

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

5.   Lack  of  geological  experience  by  the  officers  and  directors

Even though Del Thachuk was involved in placer mining for over 30 years and was President of Red Fox Minerals Ltd until 10 years ago he does not have a geological background. Maryanne Thachuk has no experience in the mineral industry. Therefore, Standard will have to rely upon outside consultants to give advice on the various methods of exploring the Standard claim.

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

               None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

               None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company is contemplating having a Meeting of Stockholders in the early part of 2005, but no date has been set yet.

ITEM  5.     OTHER  INFORMATION

The reports of Sellers & Andersen LLC for the financial statements as at August 31, 2004 and through the subsequent interim periods ended February 5, 2005, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to Standard's ability to continue as a going concern.

During the fiscal year ended August 31, 2004, and through the subsequent interim period ended February 5, 2005, to the best of Standard's knowledge, there have been no disagreements with Sellers & Andersen, LLC on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Sellers & Andersen, LLC would have caused them to make reference in connection with its report on the financial statements of Standard for such years.

During the fiscal year ended August 31, 2004, and through subsequent interim period ended February 5, 2005, Sellers & Andersen, LLC did not advise Standard on any matters set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B.

For the financial statements for the fiscal years ended August 31, 2004 and 2002, Standard has not consulted with Madsen & Associates CPA's Inc. regarding
(i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Standard's financial statements, and no written report or oral advice was provided to Standard by concluding there was an important factor to be considered by Standard in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304 (a)(1)(iv)(B) of Regulation S-B.

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


                          STANDARD CAPITAL CORPORATION
                                  (Registrant)



                                            /s/  "E.  Del  Thachuk"
                                            -----------------------
                                               E.  Del  Thachuk
                                         Chief  Executive  Officer
                                         President  and  Director

     Dated:  October 24, 2005



                                      /s/  "B. Gordon Brooke"
                                      -----------------------------
                                           B. Gordon Brooke
                                       Chief Accounting Officer
                                      Chief  Financial  Officer
                                           and  Director

     Dated:  October 24, 2005