Form 10QSB
period 2005-02-28
STANDARD CAPITAL CORP
filed 2005-10-25
CIK 93314

2


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934
                      For  the  quarterly  period  ended     February  28,  2005
                                                             -------------------

(  )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                      For  the  transition  period  from           to

                      Commission  File  number                 0-25707
                                                               -------

                     STANDARD  CAPITAL  CORPORATION
                     ------------------------------
  (Exact name of small business issuer as specified in its  charter)

          Delaware                                   91-1949078
          --------                                 --------------
(State  or  other  jurisdiction       (I.R.S.  Employer  Identification  No.)
of  incorporation  or  organization)


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

February  28,  2005:     1,295,000  common  shares

Transitional  Small  Business Disclosure format (Check one):   Yes [   ]  No [X]

                                      INDEX





                                                                                             PAGE
                                                                                            NUMBER
                                                                                           -------
PART 1.. . . . .FINANCIAL INFORMATION

     ITEM 1.. . Financial Statements (unaudited)                                             3

                Balance Sheet as at February 28, 2005 and August 31, 2004. . .               4

                Statement of Operations
                    For the three and six months ended February 28, 2005, and
                    February 29, 2004 and for the period September 24, 1998
                   (Date of Inception) to February 28, 2005. . . . . . . . .                 5

                Statement of Cash Flows
                    For the six months ended February 28, 2005 and February
                    29, 2004 and for the period September 24, 1998 (Date of
                    Inception) to February 28, 2005 . . . . . . . . . . . . .                6

                Notes to the Financial Statements. . .                                       7

     ITEM 2.. . Management's Discussion and Analysis or Plan of Operations                  11

     ITEM 3...  Controls and Procedures                                                     16

PART 11. . . .  OTHER INFORMATION                                                           16

     ITEM 1.. . Legal Proceedings                                                           16

     ITEM 2.. . Changes in Securities                                                       16

     ITEM 3...  Defaults Upon Senior Securities                                             16

     ITEM 4.. . Submission of Matters to a Vote of Security Holders                         16

     ITEM 5.. . Other Information                                                           16

     ITEM 6..   Exhibits and Reports on Form 8-K                                            17

                SIGNATURES.. . . . . . .                                                    18

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at February 28, 2005 (with comparative figures as at August 31, 2004) and the statement of operations for the three and six months ended February 28, 2005 and February 29, 2004 and the statement of cash flows for the six months ended February 28, 2005 and February 29, 2004 and for the period from September 24, 1998 (date of incorporation) to February 28, 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2005, are not necessarily indicative of the results that can be expected for the year ending August 31, 2005.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEETS

                                February 28, 2005
                  (with comparative figures at August 31, 2004)

                      (Unaudited - Prepared by Management)





                                                             FEBRUARY 28     AUGUST 31
                                                                2005           2004
                                                            -------------  -------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        101   $         68
                                                            -------------  -------------

                                                            $        101   $         68
                                                            =============  =============

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $     28,303         25,163
      Accounts payable and accrued liabilities . . . . . .        42,581         38,939
                                                            -------------  -------------
                                                                  70,884         64,102
                                                            -------------  -------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.         1,295          1,295

     Capital in excess of par value. . . . . . . . . . . .        29,055         26,955

     Deficit accumulated during the exploration stage. . .      (101,133)       (92,284)
                                                            -------------  -------------

           Total Stockholders' Equity (deficiency) . . . .       (70,783)       (64,034)
                                                            -------------  -------------

                                                            $        101   $         68
                                                            =============  =============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF OPERATIONS
  For the three and six months ended February 28, 2005 and February 29, 2004 and for the period from September 24, 1998 (Date of Inception) to February 28, 2005
                     (Unaudited  -  Prepared by Management)





                                          FOR THE          FOR THE        FOR THE          FOR THE           DATE OF
                                           THREE            THREE           SIX              SIX            INCEPTION
                                          MONTHS            MONTHS        MONTHS            MONTHS             TO
                                           ENDED            ENDED          ENDED             ENDED           FEBRUARY
                                          FEB 28,           FEB 28,       FEB. 28,          FEB. 28,           28,
                                           2005              2004           2005              2004            2005
-------------------------------------  --------------  --------------  ---------------
SALES . . . . . . . . . . . . . . . .  $           -   $           -   $            -   $             -   $           -
                                       --------------  --------------  ---------------  ----------------  -------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .        1,250           1,250            2,500             2,550            33,400
     Annual General Meeting costs . .            -               -                -             1,000             1,551
     Bank charges and interest. . . .           19              45               37                63             1,563
     Consulting fees. . . . . . . . .            -           2,500                -             2,500             2,500
     Edgar filing fees. . . . . . . .          250             250              500               590             5,529
     Filing fees - SEC. . . . . . . .            -               -                -               100               404
     Geological report. . . . . . . .            -           1,000                -             1,000             2,780
     Incorporation costs. . . . . . .            -               -                -                 -               255
     Legal fees . . . . . . . . . . .            -               -                -                 -               487
     Management fees. . . . . . . . .          600             600            1,200             1,200            15,600
     Miscellaneous. . . . . . . . . .            -              60                -                60             1,600
     Office expenses. . . . . . . . .           14              20               14               205             1,566
     Rent . . . . . . . . . . . . . .          300             300              600               600             7,800
     Staking and exploration costs. .        3,070           1,333            3,070             1,333             9,856
     Telephone. . . . . . . . . . . .          150             150              300               300             3,900
     Transfer agent's fees. . . . . .          321             218              628               426             9,883
     Travel and entertainment . . . .            -               -                -                 -             2,459
                                       ------------  --------------  ---------------  ----------------  ----------------

NET LOSS. . . . . . . . . . . . . . .  $    (5,974)  $      (7,726)  $       (8,849)  $       (11,927)  $      (101.133)
                                       ============  ==============  ===============  ================  =================

NET LOSS PER COMMON SHARE
     Basic. . . . . . . . . . . . . .  $         -   $       (.01)   $        (.01)  $         (.01)
                                       ===========  ==============  ===============  ================

AVERAGE OUTSTANDING SHARES
     Basic. . . . . . . . . . . . .      1,295,000       1,295,000        1,295,000         1,295,000
                                       ===========  ==============  ===============  ================







     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

   For the six months ended February 28, 2005 and February 29, 2004 and for the period from September 24, 1998 (Date of Inception) to February 28, 2005

                      (Unaudited - Prepared by Management)





                                             FOR THE SIX     FOR THE SIX          DATE OF
                                                MONTHS          MONTHS          INCEPTION
                                                ENDED           ENDED               TO
                                             FEBRUARY 28,    FEBRUARY 29,      FEBRUARY 28,
                                                 2005            2004              2005
                                            --------------  --------------  ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $      (8,849)  $     (11,927)  $     (101,133)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .          3,642           5,704           42,581
          Accounts payable - related party          3,140           4,000           28,303
          Capital contributions - expenses          2,100           2,100           27,300
                                            --------------  --------------  ---------------

               Net Cash from Operations. .             33            (123)          (2,949)
                                            --------------  --------------  ---------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .              -               -            3,050
                                            --------------  --------------  --------------

                                                        -               -            3,050
                                            --------------  --------------  ---------------

     Net (decrease) increase in Cash . . .             33            (123)             101

     Cash at Beginning of Period . . . . .             68             131                -
                                            --------------  --------------  ---------------

     CASH AT END OF PERIOD . . . . . . . .  $         101   $           8   $          101
                                            ==============  ==============  ===============











     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2005
                      (Unaudited - Prepared by Management)

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

     On February 28, 2005, the Company had a net operating loss carry forward of $101,133. The tax benefit of $30,340 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2025.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                February 28, 2005
                      (Unaudited - Prepared by Management)


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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                February 28, 2005
                      (Unaudited - Prepared by Management)

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

3.     AQUISITION  OF  MINERAL  CLAIM

     The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2006. The claims may be extended for one year by the payment of $3,600 Cdn or an equivalent amount of dollars in work on the Standard claim plus a filing fee of $180 Cdn.

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

Officers-directors, and their controlled entities, have acquired 15% of the outstanding common stock and have made no interest, demand loans of $28,303 to the Company, and have made contributions to capital of $27,300 by the payment of Company expenses.

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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                February 28, 2005
                      (Unaudited - Prepared by Management)



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

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                               PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Standard Capital Corporation ("Standard") and the notes, which form an integral part of the financial statements which are attached hereto.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has assets of $101, being cash on hand, on its balance sheet as at February 28, 2005. Standard had accounts payable of $42,581 and accounts payable, related party of $28,303. The amounts owed to third party creditors are $7,900 to the auditors, $17,040 to the accountant, $7,353 to the transfer agent, $2,605 to the geologist, $3,500 for preparation of the Preliminary Proxy Statement, $3,223 for travel and other Company expenses and $960 for office expenses.

Standard will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





                Estimated expenses                           Amount
                --------------------                       ---------
       Auditing and accounting. . . . . . . . . .        (i)  $ 6,650
       Bank charges . . . . . . . . . . . . . . .                 100
       Edgar filing fees. . . . . . . . . . . . .       (ii)      900
       Filing fees. . . . . . . . . . . . . . . .      (iii)      300
       Legal. . . . . . . . . . . . . . . . . . .       (iv)   10,000
       Miscellaneous. . . . . . . . . . . . . . .        (v)    2,000
       Office . . . . . . . . . . . . . . . . . .       (vi)    1,000
       Property maintenance . . . . . . . . . . .      (vii)    3,100
       Transfer agent fees. . . . . . . . . . . .     (viii)    2,600
       Travel . . . . . . . . . . . . . . . . . .       (ix)    2,000
                                                              -------
                                                               28,650
       Add: Accounts payable at February 28, 2005              42,581
                                                             ---------
       Total cash requirements. .          . . . . . . . .  $  71,231
                                                             =========




i) The Company must pay the accountant for the preparation of working papers and financial statements for submission to the auditors and the auditors for their review of the financial statements:





               Forms to be filed       Auditors     Accountant        Total
              ------------------      ---------    -----------      --------
        Form 10-QSB - May. . .     $     500      $     750      $    1,250
        Form 10-KSB - August .         1,900          1,000           2,900
        Form 10-QSB - November           500            750           1,250
        Form 10-QSB - February           500            750           1,250
                                    ---------    -----------       --------

        Total. . . . . . . .    .  $   3,400    $     3,250        $  6,650
                                   =========    ===========        ========

ii) Standard has estimated a charge of approximately $900 for filing the above Form 10-QSB's and Form 10-KSB on Edgar.

iii) The Company pays $199 annually to the Company Corporation located in the State of Delaware to act as its registered agent. Franchise tax is owed to the State of Delaware in the amount of $60 annually. An overaccrual has been made in case of other unexpected charges.

iv) The estimate for the legal costs associated with the Form SB-2 are $10,000.

v) Estimate of other expenses that might be incurred, but do not fall into any of the other categories.

vi)     Office  expenses  comprise  photocopying,  fax  and  delivery  charges.

vii) Property maintenance fees of $200 Cdn per unit for 18 units plus a filing fee of $180, for a total of $3,780 Cdn or $3,100 US.

viii) Transfer agent fees consist of an annual fee of $1,200 plus charges for stock transfers and other services. Interest charges on the balance outstanding are approximately $1,200 per year.

ix)     Travel  expenses  of  $2,000  are  estimated  for  the  year.

Standard has had no revenue since inception and its accumulated deficit is $101,133. At present Standard does not have the funds to pay for the required expenses over the next year, so it would be required to either sell shares in its capital stock or obtain further advances from its director.

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

RESULTS  OF  OPERATIONS

The  Standard  claim

The Standard claim is located in the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia. The Standard claim has had sufficient work and cash expended on it to maintain it in good standing with the Ministry of Energy and Mines until February 23, 2006.

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

There are certain risk factors regarding Standard's operation, which might effect the outcome of its ability to operate in the future. These are listed below.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $101,133.

Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

4.   Lack  of  employees  due  to  no  funds  to  hire  new  employees

Standard currently has four employees, its President, Del Thachuk, Secretary Treasurer, Mary Anne Thachuk, Chief Accounting Officer, Gordon Brooke and chief Financial Officer, Al Ibsen. None of these individuals work full time for Standard since Del Thachuk is working with another company and Maryanne Thachuk is retired and Gordon Brooke and Al Ibsen have other business interestsThere is a substantial risk Standard will not have the funds necessary to hire additional employees that would be needed in Standard's exploration program.

5.   Lack  of  geological  experience  by  the  officers  and  directors

Even though Del Thachuk was involved in placer mining for over 30 years and was President of Red Fox Minerals Ltd until 10 years ago he does not have a geological background. Gordon Brooke, Al Ibsen and Maryanne Thachuk have no experience in the mineral industry. Therefore, Standard will have to rely upon outside consultants to give advice on the various methods of exploring the Standard claim.

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

11. Standard is a small company without much capital, which might limit its exploration activities and ability to expand in the future.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
-------------------------------------------------------------

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

               None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

               None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company is contemplating having a Meeting of Stockholders in the latter part of 2005, but no date has been set yet.


ITEM  5.     OTHER  INFORMATION

The reports of Madsen & Associates, CPA's Inc. for the financial statements as at August 31, 2004 and through the subsequent interim periods ended February 5, 2005, contained no adverse opinion or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to Standard's ability to continue as a going concern.

During the fiscal year ended August 31, 2004, and through the subsequent interim period ended February 5, 2005, to the best of Standard's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make reference in connection with its report on the financial statements of Standard for such years.

During the fiscal year ended August 31, 2004, and through subsequent interim period ended February 5, 2005, Madsen & Assoicates, CPA's Inc. did not advise Standard on any matters set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B.

For the financial statements for the fiscal year ended August 31, 2004, Standard has not consulted with Madsen & Associates CPA's Inc. regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Standard's financial statements, and no written report or oral advice was provided to Standard by concluding there was an important factor to be considered by Standard in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv)(A) of Regulation S-B or an event, as that term is defined in Item 304 (a)(1)(iv)(B) of Regulation S-B.


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

     Dated:  October 25, 2005


                                          /s/  "B. Gordon Brooke"
                                      -----------------------------
                                            B. Gordon Brooke
                                       Chief Accounting Officer
                                      Chief  Financial  Officer
                                            and  Director

     Dated:  October 25, 2005