Form 10QSB
period 2005-05-31
STANDARD CAPITAL CORP
filed 2005-10-25
CIK 93314

19



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934
                          For  the  quarterly  period  ended     May  31,  2005
                                                                 --------------

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

May  31,  2005:     1,295,000  common  shares

Transitional  Small  Business Disclosure format (Check one):   Yes [   ]  No [X]

                                      INDEX





                                                                                         PAGE
                                                                                        NUMBER
                                                                                      -----------
PART 1.. . . . FINANCIAL INFORMATION

     ITEM 1.. .Financial Statements (unaudited)                                           3

               Balance Sheet as at May 31, 2005 and August 31, 2004 . .                   4

               Statement of Operations
                   For the three and nine months ended May 31, 2005  and
                   2004 and for the period September 24, 1998
                  (Date of Inception) to May 31, 2005 . . . . . . . .                     5

               Statement of Cash Flows
                   For the nine months ended May 31, 2005 and  2004
                   and for the period September 24, 1998 (Date of
                   Inception) to May 31, 2005. . . . . . . . . . .                        6

               Notes to the Financial Statements. .                                       7

     ITEM 2..  Management's Discussion and Analysis or Plan of Operations                11

     ITEM 3..  Controls and Procedures                                                   16

PART 11. . ..  OTHER INFORMATION                                                         16

     ITEM 1..  Legal Proceedings                                                         16

     ITEM 2..  Changes in Securities and Use of Proceeds                                 16

     ITEM 3..  Defaults Upon Senior Securities                                           16

     ITEM 4..  Submission of Matters to a Vote of Security Holders                       16

     ITEM 5..  Other Information                                                         16

     ITEM 6..  Exhibits and Reports on Form 8-K                                          17

               SIGNATURES..  .                                                           18

                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at May 31, 2005 (with comparative figures as at August 31, 2004) and the statement of operations for the three and nine months ended May 31, 2005 and 2004 and the statement of cash flows for the nine months ended May 31, 2005 and 2004 and for the period from September 24, 1998 (date of incorporation) to May 31, 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2005, are not necessarily indicative of the results that can be expected for the year ending August 31, 2005.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEETS

                                  May 31, 2005
                  (with comparative figures at August 31, 2004)

                      (Unaudited - Prepared by Management)





                                                               MAY 31       AUGUST 31
                                                                2005          2004
                                                            ------------  -------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . .  $        22   $         68
                                                            ------------  -------------

                                                            $        22   $         68
                                                            ============  =============

LIABILITIES

      Accounts payable - related party . . . . . . . . . .  $    28,303         25,163
      Accounts payable and accrued liabilities . . . . . .       45,635         38,939
                                                            ------------  -------------
                                                                 73,938         64,102
                                                            ------------  -------------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 1,295,000 shares issued and outstanding.        1,295          1,295

     Capital in excess of par value. . . . . . . . . . . .       30,105         26,955

     Deficit accumulated during the exploration stage. . .     (105,316)       (92,284)
                                                            ------------  -------------

           Total Stockholders' Equity (deficiency) . . . .      (73,916)       (64,034)
                                                            ------------  -------------

                                                            $        22   $         68
                                                            ============  =============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF OPERATIONS
   For the three and nine months ended May 31, 2005 and 2004 and for the period from
             September 24, 1998 (Date of Inception) to May 31, 2005
                     (Unaudited  -  Prepared by Management)





                                             FOR THE         FOR THE          FOR THE          FOR THE         DATE OF
                                              THREE           THREE            NINE             NINE          INCEPTION
                                              MONTHS          MONTHS          MONTHS            MONTHS           TO
                                              ENDED           ENDED           ENDED             ENDED            MAY
                                              MAY 31,         MAY 31,         MAY 31,           MAY 31,           31,
                                               2005            2004            2005              2004            2005
-------------------------------------  --------------  --------------  ---------------
SALES . . . . . . . . . . . . . . . .  $           -   $           -   $            -   $             -   $             -
                                       --------------  --------------  ---------------  ----------------  ----------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .          1,250           1,250            3,750             3,800            34,650
     Annual General Meeting costs . .              -               -                -             1,000             1,551
     Bank charges and interest. . . .             19              22               56                85             1,582
     Consulting fees. . . . . . . . .              -               -                -             2,500             2,500
     Edgar filing fees. . . . . . . .            250             250              750               840             5,779
     Filing fees - SEC. . . . . . . .              -             129                -               229               404
     Geological report. . . . . . . .              -               -                -             1,000             2,780
     Incorporation costs. . . . . . .              -               -                -                 -               255
     Legal fees . . . . . . . . . . .              -               -                -                 -               487
     Management fees. . . . . . . . .            600             600            1,800             1,800            16,200
     Miscellaneous. . . . . . . . . .             60               -               60                60             1,660
     Office expenses. . . . . . . . .              -             117               14               322             1,566
     Rent . . . . . . . . . . . . . .            300             300              900               900             8,100
     Staking and exploration costs. .              -               -            3,070             1,778             9,856
     Telephone. . . . . . . . . . . .            150             150              450               450             4,050
     Transfer agent's fees. . . . . .          1,554           1,446            2,182             1,872            11,437
     Travel and entertainment . . . .              -           2,082                -             2,082             2,459
                                       --------------  --------------  ---------------  ----------------  ----------------

NET LOSS. . . . . . . . . . . . . . .  $      (4,183)  $      (6,346)  $      (13,032)  $       (18,718)  $       (105,316)
                                       ==============  ==============  ===============  ================   ================

NET LOSS PER COMMON SHARE
     Basic. . . . . . . . . . . . . .  $           -   $           -   $          .01   $           .01
                                       ==============  ==============  ===============  ================

AVERAGE OUTSTANDING SHARES
     Basic. . . . . . . . . . . . . .      1,295,000       1,295,000        1,295,000         1,295,000
                                       ==============  ==============  ===============  ================







     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

      For the nine months ended May 31, 2005 and 2004 and for the period from September 24, 1998 (Date of Inception) to May 31, 2005

                      (Unaudited - Prepared by Management)






                                              FOR THE  NINE    FOR THE NINE        DATE OF
                                                 MONTHS           MONTHS          INCEPTION
                                                  ENDED           ENDED               TO
                                                 MAY 31,         MAY 31,            MAY 31,
                                                  2005             2004              2005
                                            ---------------  --------------    -------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $      (13,032)  $     (12,372)  $     (105,316)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .           6,696           6,149           45,635
          Accounts payable - related party           3,140           4,000           28,303
          Capital contributions - expenses           3,150           2,100           28,350
                                            ---------------  --------------  --------------

               Net Cash from Operations. .             (46)           (123)          (3,028)
                                            ---------------  --------------  --------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .               -               -            3,050
                                            ---------------  --------------  ---------------

                                                         -               -            3,050
                                            ---------------  --------------  --------------

     Net (decrease) increase in Cash . . .             (46)           (123)              22

     Cash at Beginning of Period . . . . .              68             131                -
                                            ---------------  --------------  ---------------

     CASH AT END OF PERIOD . . . . . . . .  $           22   $           8   $           22
                                            ===============  ==============  ==============










     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2005
                      (Unaudited - Prepared by Management)

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

     On May 31, 2005, the Company had a net operating loss carry forward of $105,316. The tax benefit of $31,595 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in 2025.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                  May 31, 2005
                      (Unaudited - Prepared by Management)


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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                  May 31, 2005
                      (Unaudited - Prepared by Management)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Financial Instruments
     ---------------------

     The carrying amounts of these financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value due to their short term maturities.

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

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     Officers-directors, and their controlled entities, have acquired 15% of the outstanding common stock and have made no interest, demand loans of $28,303 to the Company, and have made contributions to capital of $28,350 by the payment of Company expenses.

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

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                  May 31, 2005
                      (Unaudited - Prepared by Management)



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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has assets of $22, being cash on hand, on its balance sheet as at May 31, 2005. Standard had accounts payable of $45,635 and accounts payable, related party of $28,303. The amounts owed to third party creditors are $8,400 to the auditors, $18,040 to the accountant, $8,907 to the transfer agent, $2,605 to the geologist, $3,500 for preparation of the Preliminary Proxy Statement to the SEC, $3,223 for travel and other Company expenses and $960 for office expenses.

Standard will require the following funds over the next twelve months to meet its current obligations and satisfy cash requirements that will allow it to remain in operation.





                Estimated expenses                      Amount
               -------------------------------------  ---------
       Auditing and accounting . . . . . . . (i)        $ 6,650
       Bank charges. . . . . . . . . . . . .               100
       Edgar filing fees . . . . . . . . .   (ii)        1,000
       Filing fees . . . . . . . . . . .    (iii)          300
       Legal . . . . . . . . . . . . . . .   (iv)       10,000
       Miscellaneous . . . . . . . . . . .   (v)         2,000
       Office. . . . . . . . . . . . . . .   (vi)        1,000
       Property maintenance. . . . . . .    (vii)        3,100
       Transfer agent fees . . . . . . . .  (viii)       2,600
       Travel. . . . . . . . . . . . . . .   (ix)        2,000
                                                       -------
                                                        28,750
       Add: Accounts payable at May 31, 2005            45,635
                                                      ---------
       Total cash requirements . . . .        . . .  $  74,385
                                                      =========




i) The Company must pay the accountant for the preparation of working papers and financial statements for submission to the auditors and the auditors for their year-end audit and quarterly reviews of the financial statements:





           Forms to be filed         Auditors     Accountant        Total
          ----------------------    ---------    -----------      --------
    Form 10-KSB - August .         $   1,900     $     1,000     $  2,900
    Form 10-QSB - November               500             750        1,250
    Form 10-QSB - February               500             750        1,250
    Form 10-QSB - May. . .               500             750        1,250
                                   ---------     -----------     --------

    Total. . . . . .        . . .  $   3,400     $     3,250     $  6,650
                                    =========     ===========    ========

ii) Standard has estimated a charge of approximately $1,000 for filing the above Form 10-QSB's and Form 10-KSB on Edgar.

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

Standard has had no revenue since inception and its accumulated deficit is $105,316. At present Standard does not have the funds to pay for the required expenses over the next year, so it would be required to either sell shares in its capital stock or obtain further advances from its director.

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

There are certain risk factors regarding Standard's operation, which might affect the outcome of its ability to operate in the future. These are listed below.

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

Standard was incorporated on September 24, 1998 and has not realized any revenue to date. It has no operating history upon which an evaluation of its future success or failure can be made. The net loss since inception is $105,316.

Standard's ability to achieve profitability at the present time is doubtful based on past experiences. It might never realize a positive cash flow from its exploration activities on the Standard claim and therefore may continue to incur negative cash flows for years into the future.

4.   Lack  of  employees  due  to  no  funds  to  hire  new  employees

Standard currently has four employees, its President, Del Thachuk, Secretary Treasurer, Mary Anne Thachuk, Gordon Brooke, Chief Accounting Officer and Al Ibsen, Chief Financial Officer. None of these four individuals work full time for Standard since Del Thachuk is working with another company, Maryanne Thachuk is retired and both Gordon Brooke and Al Ibsen have other business interests. There is a substantial risk Standard will not have the funds necessary to hire additional employees that would be needed in Standard's exploration program.

5.   Lack  of  geological  experience  by  the  officers  and  directors

Even though Del Thachuk was involved in placer mining for over 30 years and was President of Red Fox Minerals Ltd until 10 years ago he does not have a geological background. Maryanne Thachuk, Gordon Brooke and Al Ibsen have no experience in the mineral industry. Therefore, Standard will have to rely upon outside consultants to give advice on the various methods of exploring the Standard claim.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
       ------------------------------------------------------

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

During the fiscal year ended August 31, 2004, and through subsequent interim period ended February 5, 2005, Madsen & Associates, CPA's Inc. did not advise Standard on any matters set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B.

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