Form 10KSB
period 2005-08-31
STANDARD CAPITAL CORP
filed 2005-10-25
CIK 93314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x)     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
        1934
                         For  the  fiscal  year  ended          August  31, 2005
                                                                ----------------

(  )     TRANSACTION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
                             For  the  transaction  period  from          to

                             Commission  File  number               0-25707
                                                                    -------

                      STANDARD  CAPITAL  CORPORATION
                      ------------------------------
           (Exact  name  of  Company  as  specified  in  charter)

          Delaware                                      91-1949078
          --------                                      ----------
State  or  other  jurisdiction                  (I.R.S. Employee  I.D.  No.)
of incorporation or organization

2429  -  128th  Street
Surrey,  British  Columbia,  Canada                              V4A  3W2
-----------------------------------                              --------
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

As at August 31, 2005, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2005, Standard has 1,295,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits  incorporated  by  reference  are  referred  under  Part  IV.

                                TABLE OF CONTENTS



PART  1
-------
                                                                            Page
                                                                            ----





ITEM 1.    DESCRIPTION OF BUSINESS                                           4
ITEM 2. . .DESCRIPTION OF PROPERTY                                          11

ITEM 3. .  LEGAL PROCEEDINGS                                                14

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF
.. . . . . . . .SECURITIES HOLDERS                                           14

PART II
--------

ITEM 5     MARKET FOR COMMON EQUITY AND
.. . . . . . . . RELATED STOCKHOLDER MATTERS                                 14

ITEM 6.    MANAGEMENT'S DISCUSSION AND
 . . . . . . .ANALYSIS OR PLAN OF OPERATION                                 15

ITEM 7. . .FINANCIAL STATEMENTS                                             18

ITEM 8     CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING
.. . . . . . .  AND FINANCIAL DISCLOSURE                                     18

ITEM 8A . .CONTROLS AND PROCEDURES                                          18

PART III
---------

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS,
               PROMOTERS, AND CONTROL PERSONS,
               COMPLIANCE WITH SECTION 16 (a) OF THE
.. . . . . . . .EXCHANGE ACT                                                19

ITEM 10.. .EXECUTIVE COMPENSATION                                          22

ITEM 11    SECURITY OWNERSHIP OF CERTAIN
           BENEFICAL OWNERS AND MANAGEMENT
... . . . . AND RELATED STOCKHOLDERS MATTERS                                24

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED
... . . . . . . TRANSACTIONS                                                25

PART IV
--------

ITEM 13..  EXHIBITS AND REPORTS ON FORM 8-K                               27

ITEM 14 .  PRINCIPAL ACCOUNTANTS FEES AND SERVICES                        28

           SIGNATURES. . . . . . . . . . .                                30

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

Standard owns the exclusive rights to all minerals on the Standard claim except for coal which is under a separate license. There are virtually limited possibilities that there is any coal on the Standard claim. The claim is in good standing until February 24, 2006. The actual land is owned by the Crown
(the Province of British Columbia). If Standard does not perform exploration work or pay cash-in-lieu in the amount of $3,100 on or before February 24, 2006 the rights to the mineral claim will expire and the ground can be staked by someone else.

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

RISKS  ASSOCIATED  WITH     OUR  COMMON  STOCK

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

Since inception, we have not realized any revenue to date and have no operating history upon which an evaluation of our future success or failure can be made. The accumulated losses since February 24, 1998 are $ 105,389. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We currently only have three employees, the President, E. Del Thachuk, Chief Financial Officer and Chief Accounting Officer, Gordon Brooke and Secretary Treasurer, Maryanne Thachuk. There is a substantial risk we may not have the funds necessary to hire additional employees that would be needed in our future exploration program. We may not be able to maintain the Standard claim in good standing with the Ministry of Energy and Mines for the Province of British Columbia if we do not have individuals prepared to work during the exploration stage.

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

Del Thachuk is also a director and officer of Info-Pro Marketing Inc. ("Info-Pro"), a Nevada incorporated company, which will eventually seek a listing on the OTCBB. Even though Info-Pro is involved in marketing certain books on the Internet under the title of "The Basics of Business Success", Del has a conflict of interest relating to the number of hours he can spend on our Company and Info-Pro. In addition, he will have to raise money for both companies and therefore we have to rely upon his discretion as to what money he will be raising for Info-Pro and what money he will raise for us. We can only hope Del will devote sufficient time to the affairs of our Company and allocate any future money raised so that we will be maintained in good standing and can commence our exploration program on our claim. Even with full disclosure by Del, we cannot insure that we will receive fair and equitable treatment in every transaction.

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

Claim  Name          Tenure  No.       Units          Expiry  Date
-----------          -----------       -----          ------------
Standard               367933           18            February  24,  2006

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

Exploration  activities  undertaken  between  February 2 to 3 and 13 to 14, 2003

The objective of this physical work program was to lay out a sampling grid system in preparation for a geochemical soils sampling program. A budget of approximately $3,600 Cdn was expended to lay out 2,350 metres of sampling grid. The next step to be taken is to initiate a geochemistry soils program over the entire grid and prospect the ridge for geological structures.

The Standard claim had sufficient work and cash expended on it to maintain it in good standing with the Ministry of Energy and Mines until February 23, 2004.

In 2004 the Company maintained the Standard claim in good standing through the purchase of certain PAC (portable assessment credits) expenses. The Company was able to purchase these credits at 30 cents on the dollar and maintain the claim in good standing for a further year. PAC credits occur when an exploration company does sufficient work on its claim to maintain it in good standing for a maximum of 10 years. Any excess exploration credits are applied to a PAC account and can be used on other properties owned by the company or sold to companies needing assessment work.

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


There has been no Annual General Meeting of Stockholders within the last fiscal year. An Annual Meeting has been called for November 18, 2005 where the stockholders will be asked re-elect Del Thachuk and Gordon Brooke as directors for the forthcoming year and to approve the appointment of Madsen & Associated CPA's. Inc. as the independent auditors.


        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


During the past year, there has been no established trading market for Standard's common stock. Since its inception, Standard has not paid any dividends on its common stock, and Standard does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2005 Standard had 35 shareholders; one of these shareholders is an officer and director of Standard.

Subsequent to the balance sheet date, the Company, under an Offering Memorandum dated September 5, 2005 accepted subscriptions from 20 investors in the amount of $49,500 representing 990,000 common shares at a price of $0.05 per share. These funds have been used as follows:

          Payment  of  outstanding  accounts  payable:
               Independent  auditors                    $  8,400
               Office  expense                               681
               Transfer  agent  fees                       4,000
               Previous  exploration  expenses             2,605        $ 15,686

          Other  expenses  paid  as  incurred:
               Consulting  fees  - preparation of Form SB-2                7,500
               Automobile  expenses  paid to the President                   888
               Legal  opinion  for  inclusion  in Form SB-2                2,500
               Assessment  work  on the Standard claim                     3,100
               Independent auditors - August 31, 2005 statements           2,100
                                                                           -----
          Amount  disbursement  from  Offering  Memorandum                31,774
          Less:  original  amount of private placement                  (49,500)
                                                                        --------
          Balance  of  cash  on  hand  as  at  October  24, 2005       $  17,726
                                                                        ========

2004  Stock  Option  Plan

At the Annual General Meeting of Stockholders held on February 20, 2004, the shareholders approved a Stock Option Plan whereby 5,000,000 common shares were set aside for the reasons noted in the following paragraph. The exercise price if the fair market value at the dated of granting of the option.

The purposes of this Plan are (i) to retain the services of a management team, qualified employees of the Company and non-employee advisors or consultants;
(ii) to retain the services of valued non-employee directors; (iii) to provide these persons with an opportunity to obtain or increase a proprietary interest in the Company, to provide incentives for effective service and high-level performance, to strengthen their incentive to achieve the objectives of the shareholders of the Company; and (iv) to serve as an aid and inducement in the hiring or recruitment of new employees, consultants, non-employee directors and other persons needed for future operations and growth of the Company.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value
$0.001 per share. As at August 31, 2005, there were 1,295,000 shares outstanding. Subsequent to the year end, as noted above, the Company issued a further 990,000 common shares at a price of $0.05 per share for a total consideration of $49,500.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As at August 31, 2005, the Company had cash of $103 and liabilities of $73,042. The liabilities of $44,639 owed to general creditors are as follows: the transfer agent - $4,000, auditors - $10,500, internal accountant - $15,450, edgarizing financial statements and other reports - $4,190, previous exploration expenses - $2,605, travel expenses - $2,368, preparation of various filings
$2,500 and other payables - $3,026. The amount owed to related parties of $28,403 is non-interest bearing and has not fixed terms of repayment.

     During  the  year,  the  Company  has  incurred  the  following  expenses:





         EXPENDITURE                                      AMOUNT
         ----------------------------------              ---------
         Accounting and audit . . . . . . .  i           $   7,050
         Bank charges . . . . . . . . . . .                     75
         Edgar filings. . . . . . . . . . .  ii              1,150
         Exploration and filing fees. . . .  iii             3,070
         Filing fees and franchise taxes. .  iv                259
         Management fees. . . . . . . . . .  v               2,400
         Office . . . . . . . . . . . . . .                     26
         Rent . . . . . . . . . . . . . . .  vi              1,200
         Telephone. . . . . . . . . . . . .  vii               600
         Transfer agent's fees and interest  viii           (2,725)
                                                           --------
          Total expenses . . .                       . .  $  13,105
                                                           =========

i. The Company accrues $500 in fees to its auditors, Madsen & Associates, CPA's Inc., for the review of its 10-QSBs and $2,100 for the examination of the Form 10-KSB. In addition, the Company has accrued $750 each for its November 10-QSB, February and May 10-QSBs; also, $1,200 has been accrued for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSBs.

ii. The Company has incurred certain expenses during the year for filing its various Forms 10-QSB and 10-KSB with the SEC. The expense for filing these Forms 10-QSB was $250 per quarter and the Form 10-KSB is $400.

iii. In February 2005, the Company paid $3,780 Cdn. for assessment work on the Standard claim. This expenditure maintained the claim in good standing until February 24, 2006.

iv. The Company has paid annual filing fees to The Company Corporation of $175. Franchise taxes were paid by the Company to the State of Delaware in the amount of $84 including interest.

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

viii. During the period, the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company has accrued certain late charges of interest totaling $1,389. The amount owing to Nevada Agency & Trust Company was written down to $4,000, resulting in a write down of $5,314 in fees.

     The Company estimates the following expenses will be required during the next twelve months to meet its obligations:





                                                                  Payments     Required
                                    Requirements     Current       from       Funds for
                                        For         Accounts      Private      Twelve
     Expenditures                   Twelve Months    Payable     Placement     Months
     -------------------------------  --------------  ---------  -----------  -----------
  Accounting and audit. . . . . .  1  $   7,050    $   25,950   $  (10,500)    $  22,500
  Annual general meeting. . . .   .2      1,000             -            -         1,000
  Bank charges. . . . . . . . . .           100             -           -            100
  Consulting. . . . . . . . . . .  3      2,500         2,500       (2,500)        2,500
  Edgar filing fees . . . . . . .  4        800         4,190            -         4,990
  Exploration expenses. . . . . .  5          -         2,605       (2,605)            -
  Filing fees and franchise taxes  6        275           503            -           778
  Office. . . . . . . . . . . . .  7        500         2,523         (681)        2,342
  Transfer agent's fees . . . . .  8      1,200         4,000       (4,000)        1,200
  Travel and entertainment. . . .  9          -         2,368         (888)        1,480
                                      ---------   -----------  -----------     ---------
       Estimated expenses . . .      $   13,425   $    44,639   $  (21,174)    $  36,890
                                 ==============     =========   ===========  ===========

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.


     1.   Accounting  and  auditing  expense  has  been  projected  as  follows:





                Filings                      Accountant   Auditors     Total
               ----------                    -----------  ---------  --------
       Form 10-QSB - Nov. 30, 2005     $     750     $     500     $    1,250
       Form 10-QSB - Feb 28, 2006.           750           500          1,250
       Form 10-QSB - May 31, 2006.           750           500          1,250
       Form 10-KSB - Aug 31, 2006.         1,200         2,100          3,300
                                     -----------     ---------       --------

                                      $    3,450     $   3,600      $   7,050
                                     ===========     =========       ========




     2. Annual General Meeting of Stockholders to be held on November 18, 2005 is expected to cost $1,000 for preparation and circulating of the Notice of Meeting and Proxy and the cost for holding the meeting itself.

     3. Consulting costs of $2,500 are expected for further work preparing an Form SB-2 for submission to the SEC and responding to their comments. To date, the Company has paid $7,500 for the preparation of the Form SB-2 and another $2,500 to the attorney to give an opinion letter to be included in the Form SB-2.

     4. Edgar filing fees comprise the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated the cost for each of the Form 10-QSBs will be $100, the cost of filing the 10-KSB will be $350 and the cost for filing the Form SB-2 will be $150.

     5. To maintain the Standard claim in good standing the Company will incur a cost of Cdn $200 per unit. The number of units comprising the Standard claim is 18 and therefore, the minimum cost will be $3,600 Cdn or $3,100 US. Subsequent to the balance sheet date, the Company paid an advance of $3,100 for exploration work to be undertaken on the Standard claim. This amount includes the filing fee of $180. Therefore, there is no expense required for exploration during the next twelve months since once filed the Standard will be in good standing until February 24, 2007.

     6. Filing fees for the Company as a registered agent are $175 per year. Franchise taxes paid to the State of Delaware are $100.

     7. Relates to photocopying and faxing based on prior year's actual charges.

     8. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf. Since the Company has paid for the shares issued under the private placement in the settlement with Nevada Agency & Trust there is not cost associated with the issuance of shares. The reason the Company decided to make an offer on the outstanding account owed to Nevada Agency & Trust was that it had no transfer activities since 1999 but was changed $1,200 a year plus interest on the outstanding balance.

     9. It is not expected that there will be any travel expenses in the next year.

In addition to the above payments made from the Private Placement the Company also paid the attorney - $2,500, the consultant preparing the Form SB-2 - $5,000, assessment work on the Standard in the amount of $3,100. The total amount paid by October 24, 2005 was $31,774.

Standard will have to raise funds to settle the balance outstanding liabilities if it wishes to continue to operate in the future.

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



      ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


During the fiscal year ended August 31, 2005 and through the subsequent period to, to the best of Standard's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.


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





                                    PART 111


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


The following table sets forth as of August 31, 2005, the name, age, and position of each executive officers and director and the term of office of each director of Standard.





                                                                              Term as Director
             Name               Age                   Position Held               Since
            ------             -----                 ---------------              -----
       Del Thachuk. . .         69             President and Director              1998

       Maryanne Thachuk         68             Secretary Treasurer                    -

       B. Gordon Brooke         61             Chief Financial Officer,            2004
                                               Chief Accounting Officer
                                               and Director




The  directors  of  Standard  serve  for  a  term  of  one  year and until their successors are elected at Standard's Annual Shareholders' Meeting and are qualified, subject to removal by Standard's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Alexander Ibsen resigned as Chief Financial Officer and director on June 25, 2005. Gordon Brooke was appointed Chief Financial Officer on the same day.

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

B. GORDON BROOKE attended Westwood School Secondary School in Paddington, London, England before becoming an articled clerk in 1961 with Roberts White and Company, Chartered Accountants. In 1967, he continued his articles with FF Sharles & Company, Chartered Accountants, as audit manager and supervisor of audits which entailed general audit, accounting, financial statement presentation for small public companies, including such companies as a dairy, a trade stamp company, automobile dealerships, financing companies, engineering, retailer, wholesalers, barristers and solicitors, antique dealers and clothing manufacturers. He had total responsibility for the audit of Michael Manufacturing Limited, a public trading company. This entailed the preparation of all information in the year-end financial statements and all printed matters for exchange filing and information to be distributed to the shareholders. In 1969, he qualified as a Chartered Accountant for England and Wales and immigrated to Canada where he accepted a position with Deloitte, Haskins and Sells, Chartered Accountants, in Toronto, Canada. His responsibilities included being an audit supervisor for mainly small and large business clients which included such firms as Wickett & Craig- tanners, Canada Dry Inc. - soft drinks, Chromalox Canada - heating systems, Northern Pigments - paints, to name a few. In 1972, he accepted a position as assistant to the chief Financial Officer of Candeco Management Inc. of Toronto where his responsibilities included preparation of monthly and annual financial reporting packages for all subsidiaries including corporate tax returns, preparation of all required audit working papers and complete audit files for all subsidiaries, responsibilities for internal control systems for all operating subsidiaries. In 1974, he became assistant to the chief Financial Officer of Canadian Chromalox Ltd. in Toronto where he undertook the controller functions from time to time and subsequently became the Ant-Inflation Officer for Canadian Chromalox's group of companies where he was responsible for all price increase application to Ottawa. In 1977, with the end of the Anti-Inflation legislation he became an independent financial consultant where he offered the following services: accounting, financial statement presentation, business plans, personal and corporate taxation services, corporate reorganizations and restructurings, prospectus preparation and analysis and public offering advice and service. His client base consisted of such companies as Spectra Anodizing Inc. - anodizing services, Security Mirror Ltd. - mirror manufacturer, Arco Prime Steel Inc. -steel fabricator and many other small businesses as well as a continuing relationship with Canadian Chromalox and its subsidiaries. During this same period of time, Gordon Brooke either owned or was a working shareholder in the following business: Black Swan Investments Inc. 30% shareholder in a pub in Toronto, Octagon Industries Inc. 10% shareholder in a signage company, Reybrooke Housewares - 100% owner in a company licensed with a United Kingdom company for PVC extrusions, Beaver Hill Farm Inc. - 33.3% owner of this company which was a producer of fresh herbs grown under light and sold to over 200 retail outlets in southern Ontario. In 1997 he became financial consultant to Confectionately Yours Inc. a Toronto based company specializing in large fresh baked goods and cereal bar manufacturer. His responsibilities were to serve as an interim controller and prepare business plans. In 1998, he became the unofficial Chief Financial Officer of the company until it was sold in December 2000. In 2001 to the present time, he has been working for Snack Crafters Inc. in Toronto as a financial consultant where his responsibilities have been to prepare business plans, to serve as an interim accountant providing accounting services, preparation of financial statements on a non-audit basis, corporate tax returns and assisting the company in its reorganization and restructuring.

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

The following table sets forth as at August 31, 2005, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                          Position              Form     Date  Report  Filed
----                          --------              ----     -------------------

Del  Thachuk          Chief Executive Officer,        3     September 11, 2002
                      President  and  Director        5      November  17,  2003

Maryanne  Thachuk     Secretary  Treasurer            3     November 21, 2003

B.  Gordon  Brooke    Chief  Financial  Officer,
                      Chief Accounting  Officer
                             and  Director            3      March  5, 2004



                        ITEM 10.  EXECUTIVE COMPENSATION


CASH  COMPENSATION

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2005.

     The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2002 to 2005 to Standard's President and CEO, CFO, CAO, Directors and Secretary Treasurer.

                     SUMMARY COMPENSATION TABLE (2002-2005)
                                          Long  Term  Compensation  (US Dollars)
                                          --------------------------------------
                    Annual  Compensation           Awards                Payouts
                    --------------------           ------                -------





       (a)                (b)        (c)      (e)        (f)        (g)     (h)         (i)
                                              Other    Restricted                      All other
                                              annual     stock     Options/  LTIP      compen-
Name and Princi- . . . . . . . . . . . . . .   Comp.     awards      SAR     payouts   sation
pal position . . . . . .  Year     Salary      ($)       ($)         (#)      ($)        ($)
----------------------- -------  -----------  --------  --------  --------  --------   ---------

Del Thachuk. . . . . . .  2002       -0-       -0-       -0-         -0-      -0-        -0-
Chief Executive. . . . .  2003       -0-       -0-       -0-         -0-      -0-        -0-
Officer, President . .    2004       -0-       -0-       -0-         -0-      -0-        -0-
and Director . . . . .    2005       -0-       -0-       -0-         -0-      -0-        -0-

Maryanne Thachuk          2002       -0-       -0-       -0-         -0-      -0-        -0-
Secretary Treasurer . .   2003       -0-       -0-       -0-         -0-      -0-        -0-
.. . . . . . . . . . .     2004       -0-       -0-       -0-         -0-      -0-        -0-
                          2005       -0-       -0-       -0-         -0-      -0-        -0-

Alexander J. Ibsen . . .  2004       -0-       -0-       -0-         -0-      -0-        -0-
Former Chief Financial    2005       -0-       -0-       -0-         -0-      -0-        -0-
 Officer and Director.

B. Gordon Brooke         .2004       -0-       -0-       -0-         -0-      -0-        -0-
Chief Accounting Officer .2005       -0-       -0-       -0-         -0-      -0-        -0-
Chief Financial Officer
and Director. . . . . . . .




There has been no compensation given to either of the Director or Officers during the periods ended August 31, 2002 to 2005. There are no stock options outstanding as at August 31, 2005, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at August 31, 2005, the name and address and the number of shares of Standard's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard's common stock, and the name and shareholdings of each director and of all officers and directors as a group.





        Name and Address                                     Amount
        of Beneficial                     Nature of       of Beneficial      Percent
            Owner                        Ownership(1)       Ownership        of Class
       -----------------------------     ------------    --------------      --------
        DEL THACHUK
        2429 - 128th Street
        Surrey, British Columbia
        Canada, V4A 3W2 . . . . . . .      Direct           100,000 (i)        7.72

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

        MICHAEL THACHUK
        47 - 20761 Telegraph Trail
        Surrey, British Columbia
        Canada, V1M 2W3 . . . . . . .      Direct          100,000 (ii)        7.72

        GERRY WOLFF
        4364 Woodcrest Road
        West Vancouver, B.C.
        Canada, V7SX 2W1. . . . . . .      Direct          100,000             7.72

        MARVIS SHAW
        246 - 20071 - 24th Avenue
        Langley, British Columbia
        Canada, V2Z 2A1. . . . . . .       Direct          100,000             7.72

         KEN RADOMSKY
         840 - 15355 - 24th Avenue
         White Rock, B.C.
         Canada, V4B 4C2. . . . . .     .  Direct          100,000             7.72

         RAYMOND MILLLER
         301 - 1323 Merklin Street
         White Rock, British Columbia
         Canada, V4A 4C2. . . . . . .      Direct          100,000             7.72

         MARION K. SEPT
         19188 - 84th Avenue
         Surrey, British Columbia
         Canada, V4N 3G5. . . . . . .      Direct          100,000             7.72

         KAREN FORD
         17773 - 59 a Avenue
         Surrey, British Columbia
         Canada, V3S 1R2. . . . . . .      Direct (2)      100,000             7.72

         MARYANNE THACHUK
         34-3387 King George Highway
         Surrey, British Columbia
         Canada, V4P 1B7. . . . . . .            -           NIL               0.00

        ALEXANDER J. IBSEN
        1533 Eagle Mountain Drive
        Coquitlam, British Columbia
        Canada, V3E 2Z3 . . . . . . .            -           NIL               0.00

        B. GORDON BROOKE
        115 Angelene Street,
        Mississauga, Ontario
        Canada, L5G 1X1 . . . . . . .            -           NIL               0.00

Director and Officers as a whole. . .       Direct         100,000             7.72

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

Subsequent to the year end, the Company undertook a private placement where Maryanne Thachuk purchased for cash 20,000 common shares and Gordon Brooke purchased 50,000 common shares all at a price of $0.05 per share. These shares have been restricted from sale and transfer and can only be dealt with under the rules and regulations of Rule 144.


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

                                     PART IV


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)  (1)        FINANCIAL  STATEMENTS.

The  following  financial  statements  are  included  in  this  report:

Title  of  Document                                                       Page
-------------------                                                       ----

Report  of  Madsen  &  Associates,  CPA's  Inc.                             31

Balance  Sheet  as  at  August  31,  2005                                   32

Statement  of  Operations  for  the  year  ended  August  31,
        2005 and 2004 and for  the  period  from September 24,
        1998 (Date of     Inception) to  August  31,  2005                  33

Statement  in  Changes  in  Stockholders'  Equity  for the
        period from September 24,  1998  (Date  of  Inception)
        to  August  31,  2005                                               34

Statement  of  Cash  Flows  for  the  year  ended  August  31,
        2005 and 2004 and for  the  period  from  September  24,
        1998  (Date  of Inception)  to  August  31,  2005                   35

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


(1)     Audit  Fees
        -----------

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Standard's annual financial statements and the review included in Standard's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $7,000.

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

                                 STANDARD  CAPITAL  CORPORATION
                                        (Registrant)



Date: October 25, 2005                              By:/s/  "Del  Thachuk"
                                                    ----------------------
                                                          Del  Thachuk
                                                  Chief  Executive  Officer,
                                                   President  and  Director


Date:  October 25, 2005                        By:    /s/  "B.  Gordon  Brooke"
                                               --------------------------------
                                                      B.  Gordon  Brooke
                                                   Chief  Accounting  Officer,
                                        Chief  Financial  Officer  and  Director

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


Board  of  Directors
Standard  Capital  Corporation
Vancouver  B.  C.  Canada

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Standard Capital Corporation (pre- exploration stage company) at August 31, 2005, and the statement of operations, stockholders' equity, and cash flows for the years ended August 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2005, and the results of operations, and cash flows for the years ended August 31, 2005 and 2004 and the period September 24, 1998 (date of inception) to August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Murray,  Utah                         /s/  "Madsen  &  Associates,  CPA's  Inc."
October 16, 2005

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                                  BALANCE SHEET

                                 AUGUST 31, 2005








ASSETS
CURRENT ASSETS

    CASH. . . . . . . . . . . . . . . . . . . . . . . . . .  $       103
                                                             ------------

       TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . .  $       103
                                                             ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    ACCOUNTS PAYABLE - RELATED PARTY. . . . . . . . . . . .  $    28,403
    ACCOUNTS PAYABLE. . . . . . . . . . . . . . . . . . . .       44,639
                                                             ------------
                                                                  73,042
                                                             ------------

STOCKHOLDERS' DEFICIENCY

    COMMON STOCK
         200,000,000 SHARES AUTHORIZED, AT $0.001 PAR VALUE
         1,295,000 SHARES ISSUED AND OUTSTANDING. . . . . .        1,295

    CAPITAL IN EXCESS OF PAR VALUE. . . . . . . . . . . . .       31,155

    DEFICIT ACCUMULATED DURING THE PRE-EXPLORATION STAGE. .     (105,389)
                                                             ------------

                TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . .      (72,939)
                                                             ------------

                                                             $       103
                                                             ============











    The accompanying notes are an integral part of these financial statements

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS

           FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004 AND THE PERIOD
            SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2005






                                AUG 31,       AUG 31,       Sept 24, 1998
                                 2005          2004        to Aug 31, 2005
                             -----------  -------------  -----------------
REVENUES                    $        -    $          -     $          -

EXPENSES                        13,105          24,180          105,389
                           -----------   -------------  ---------------

NET LOSS                   $   (13,105)   $    (24,180)    $   (105,389)
                            ===========   =============   ==============









NET LOSS PER COMMON SHARE
     Basic and diluted . .  $    (0.01)  $    (0.02)
                            ===========  ===========

AVERAGE OUTSTANDING SHARES

     Basic . . . . . . . .   1,295,000    1,295,000
                            ===========  ===========
























   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM SEPTEMBER 24, 1998 (DATE OF INCEPTION)
                               TO AUGUST 31, 2005





                                            Capital in
                                              Common     Stock   Excess of    Accumulated
                                              Shares    Amount   Par Value      Deficit
                                            ----------  -------  ----------  -------------
BALANCE SEPTEMBER 24, 1998 (date of
     inception). . . . . . . . . . . . . .           -  $     -  $        -  $          -

Issuance of common shares for cash at
    $0.001 - January 11, 1999. . . . . . .   1,000,000    1,000           -             -

Issuance of common shares for cash at
    $0.001 - February 19, 1999 . . . . . .     100,000      100           -             -

Issuance of common shares for cash at
    $0.01 - February 15, 1999. . . . . . .     195,000      195       1,755             -

Capital contributions - expenses . . . . .           -        -       4,200

Net operating loss for the period from
    September 24, 1998 to August 31, 1999.           -        -           -       (12,976)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2000. . . . . . . . . . . .           -        -           -       (12,392)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2001. . . . . . . . . . . .           -        -           -       (13,015)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2002. . . . . . . . . . . .           -        -           -       (13,502)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2003. . . . . . . . . . . .           -        -           -       (16,219)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2004. . . . . . . . . . . .           -        -           -       (24,180)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2005. . . . . . . . . . . .           -        -           -       (13,105)
                                            ----------  -------  ----------  -------------

Balance, August 31, 2005 . . . . . . . . .   1,295,000  $ 1,295  $   31,155  $   (105,389)
                                            ==========  =======  ==========  =============






   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

           FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004 AND THE PERIOD
            SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2005








                                             AUG 31,       Aug 31,       Sept 24, 1998
                                              2005          2004       to Aug 31, 2005
                                          ------------  ------------  -----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . .  $   (13,105)  $   (24,180)  $       (105,389)

     Adjustments to reconcile net loss
         to net cash provided by
         operating activities:

        Change in accounts payable . . .        8,940        19,917             73,042
        Capital contributions - expenses        4,200         4,200             29,400
                                          ------------  ------------  -----------------

             Net Change in Cash from
                   Operations. . . . . .           35           (63)            (2,947)
                                          ------------  ------------  -----------------

CASH FLOWS FROM INVESTING
     ACTIVITIES. . . . . . . . . . . . .            -             -                  -
                                          ------------  ------------  -----------------

CASH FLOWS FROM
     FINANCING ACTIVITIES:

        Proceeds from issuance of
            common stock . . . . . . . .            -             -              3,050
                                          ------------  ------------  -----------------

     Net Increase in Cash. . . . . . . .           35           (63)               103

     Cash at Beginning of Period . . . .           68           131                  -
                                          ------------  ------------  -----------------

     CASH AT END OF PERIOD . . . . . . .  $       103   $        68   $            103
                                          ============  ============  =================









SCHEDULE OF NONCASH
OPERATING ACTIVITIES
     Capital contributions - expenses      $   4,200       $   4,200          $29,400
                                           =========       =========          =======






   The accompanying notes are an integral part of these financial statements.

                          STANDARD CAPITAL CORPORATION
                         (Pre-Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2005

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

     On August 31, 2005, the Company had a net operating loss carry forward of $105,389. The tax benefit of approximately $31,600 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2025.

                             STANDARD CAPITAL CORPORATION
                         (Pre-Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2005

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

     Financial  and  Concentrations  Risk
    -------------------------------------

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

                          STANDARD CAPITAL CORPORATION
                         (Pre-Exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                 August 31, 2005

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

3.     ACQUISITION  OF  MINING  CLAIMS
     The Company acquired one 18 unit metric claim known as the Standard claim located within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia with an expiration date of February 23, 2006. The claims may be extended for one year by the payment of $3,780 Cdn or the completion of work on the property of $3,600 Cdn plus a filing fee of $180 Cdn.

     The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTIES

     On September 3, 2005 officers-directors and their families had acquired 21% of the common capital stock issued, and have made no interest, demand loans of $28,403 and have made contributions to capital of $29,400 to the Company in the form of expenses paid for the Company.

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