Form 10QSB
period 2005-11-30
STANDARD CAPITAL CORP
filed 2005-12-20
CIK 93314

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITES
          EXCHANGE  ACT  OF  1934
                          For  the  quarterly  period  ended     Nov  30,  2005
                                                                 --------------

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

November  30,  2005:     2,285,000  common  shares

Transitional  Small  Business Disclosure format (Check one):   Yes [   ]  No [X]

                                      INDEX





                                                                               PAGE
                                                                              NUMBER
                                                                              -------
PART 1.. . . . FINANCIAL INFORMATION

     ITEM 1..  Financial Statements (unaudited)

               Balance Sheet as at November 30, 2005 and August 31, 2005.        4

               Statement of Operations
                  For the three months ended November 30, 2005  and  2004
                  and for the period September 24, 1998 (Date of
                  Inception) to November 30, 2005 . . . . . . . .                5

               Statement of Cash Flows
                  For the three months ended November 30, 2005 and 2004
                  and for the period September 24, 1998 (Date of
                  Inception) to November 30, 2005 . . . . . . . . . .            6

               Statement of Changes in Stockholders' Equity
                  For the period from September 24, 1998 (Date of
                  Inception) to November 30, 2005 . . . . . . . . . .            7

               Notes to the Financial Statements.                                8

     ITEM 2..  Management's Discussion and Analysis or Plan of Operations        11

     ITEM 3.. .Controls and Procedures

PART 11. . . . OTHER INFORMATION

     ITEM 1..  Legal Proceedings                                                 17

     ITEM 2..  Changes in Securities                                             17

    .ITEM 3    Defaults Upon Senior Securities                                   18

     ITEM 4..  Submission of Matters to a Vote of Security Holders               18

     ITEM 5..  Other Information                                                 19

     ITEM 6..  Exhibits and Reports on Form 8-K                                  19

               SIGNATURES.. . .                                                  21




                         PART 1 - FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS



The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at November 30, 2005 (with comparative figures as at August 31, 2005) and the statement of operations for the three months ended November 30, 2005 and 2004 and the statement of cash flows for the three months ended November 30, 2005 and 2004 and for the period from September 24, 1998 (date of incorporation) to November 30, 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2005, are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                                 BALANCE  SHEETS

                                November 30, 2005
                  (with comparative figures at August 31, 2005)

                      (Unaudited - Prepared by Management)





                                                                         NOVEMBER 30    AUGUST 31
                                                                            2005           2005
                                                                        -------------  ------------
ASSETS

CURRENT ASSETS

     Bank. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     11,130   $       103
                                                                        -------------  ------------

                                                                        $     11,130   $       103
                                                                        =============  ============

LIABILITIES

      Accounts payable - related party . . . . . . . . . . . . . . . .  $     31,192        28,403
      Accounts payable and accrued liabilities . . . . . . . . . . . .        24,914        44,639
                                                                        -------------  ------------
                                                                              56,106        73,042
                                                                        -------------  ------------

STOCKHOLDERS' DEFICIENCY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 2,285,000 shares issued and outstanding (August 31,
           2005 - 1,295,000 shares issued and outstanding) . . . . . .         2,285         1,295

     Capital in excess of par value. . . . . . . . . . . . . . . . . .        80,715        31,155

     Deficit accumulated during the pre-exploration stage. . . . . . .      (127,976)     (105,389)
                                                                        -------------  ------------

           Total Stockholders' Deficiency         . . . . . . . . . .        (44,976)      (72,939)
                                                                        -------------  ------------

                                                                        $     11,130   $       103
                                                                        =============  ============






     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF OPERATIONS
   For the three months ended November 30, 2005 and 2004 and for the period from
           September 24, 1998 (Date of Inception) to November 30, 2005
                     (Unaudited  -  Prepared by Management)





                                           FOR THE         FOR THE           DATE OF
                                        THREE MONTHS     THREE MONTHS     INCEPTION TO
                                            ENDED           ENDED          NOVEMBER 30,
                                         NOV 30, 2005    NOV 30, 2004          2005
                                     -----------------  --------------   ---------------
SALES . . . . . . . . . . . . . . . .  $             -  $           -   $             -
                                       ---------------  --------------  ---------------

GENERAL AND ADMINISTRATIVE  EXPENSES:

     Accounting and audit . . . . . .            1,245          1,250           39,195
     Annual General Meeting costs . .              679              -            2,230
     Bank charges and interest. . . .              143             18            1,744
     Consulting fees. . . . . . . . .           10,000              -           12,500
     Edgar filing fees. . . . . . . .              250            250            6,429
     Filing fees. . . . . . . . . . .               12              -              675
     Geological report. . . . . . . .                -              -            2,780
     Incorporation costs. . . . . . .                -              -              255
     Legal fees . . . . . . . . . . .            2,500              -            2,987
     Management fees. . . . . . . . .              600            600           17,400
     Miscellaneous. . . . . . . . . .                -              -            1,600
     Office expenses. . . . . . . . .              784              -            2,362
     Rent . . . . . . . . . . . . . .              300            300            8,700
     Staking  and exploration costs .            3,100              -           12,956
     Telephone. . . . . . . . . . . .              150            150            4,350
     Transfer agent's fees. . . . . .              622            307            7,152
     Travel and entertainment . . . .            2,202              -            4,661
                                       ---------------  --------------  ---------------

NET LOSS. . . . . . . . . . . . . . .  $        22,587  $      (2,875)  $     (127,976)
                                       ===============  ==============  ===============

NET LOSS PER COMMON SHARE
     Basic. . . . . . . . . . . . . .  $          0.01  $           -
                                       ===============  ==============

AVERAGE OUTSTANDING SHARES
     Basic. . . . . . . . . . . . . .        1,958,626      1,295,000
                                       ===============  ==============




     The accompanying notes are an integral part of these unaudited financial statements.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

   For the three months ended November 30, 2005 and 2004 and for the period from September 24, 1998 (Date of Inception) to November 30, 2005

                      (Unaudited - Prepared by Management)





                                             FOR THE THREE    FOR THE THREE       DATE OF
                                                MONTHS           MONTHS          INCEPTION
                                                 ENDED            ENDED             TO
                                             NOVEMBER 30,     NOVEMBER 30,      NOVEMBER 30,
                                                 2005             2004              2005
                                            ---------------  ---------------  --------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss. . . . . . . . . . . . . . .  $     (22,587)   $     (2,875)    $   (127,976)

     Adjustments to reconcile net loss to
          net cash provided by
          operating activities:

    Changes in assets and liabilities:
          Accounts payable . . . . . . . .        (19,725)          1,807          24,914
          Accounts payable - related party          2,789               -          31,192
          Capital contributions - expenses          1,050           1,050          30,450
                                            -------------    ------------  ---------------

               Net Cash from Operations. .        (38,473)            (18)        (41,420)
                                             -------------    ------------  --------------

CASH FLOWS FROM
      FINANCING ACTIVITIES:

          Proceeds from issuance of
               common stock. . . . . . . .         49,500               -          52.550
                                            -------------   -------------  ---------------

                                                   49,500               -          52,550
                                            -------------  --------------   --------------

     Net (decrease) increase in Cash . . .         11,027             (18)         11,130

     Cash at Beginning of Period . . . . .            103              68               -
                                            -------------   -------------   --------------

     CASH AT END OF PERIOD . . . . . . . .  $      11,130    $         50    $     11,130
                                            =============   =============  ==============








     The accompanying notes are an integral part of these unaudited financial statements

                          STANDARD CAPITAL CORPORATION
                         (PRE-EXPLORATION STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM SEPTEMBER 24, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2005
                      (Unaudited - Prepared by Management)




                                                                Capital in
                                              Common     Stock   Excess of    Accumulated
                                              Shares    Amount   Par Value      Deficit
                                            ----------  -------  ----------  -------------
BALANCE SEPTEMBER 24, 1998 (date of
     inception). . . . . . . . . . . . . .           -  $     -  $        -  $          -

Issuance of common shares for cash at
    $0.001 - January 11, 1999. . . . . . .   1,000,000    1,000           -             -

Issuance of common shares for cash at
    $0.001 - February 19, 1999 . . . . . .     100,000      100           -             -

Issuance of common shares for cash at
    $0.01 - February 15, 1999. . . . . . .     195,000      195       1,755             -

Capital contributions - expenses . . . . .           -        -       4,200

Net operating loss for the period from
    September 24, 1998 to August 31, 1999.           -        -           -       (12,976)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2000. . . . . . . . . . . .           -        -           -       (12,392)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2001. . . . . . . . . . . .           -        -           -       (13,015)

Capital contributions - expenses . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2002. . . . . . . . . . . .           -        -           -       (13,502)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2003. . . . . . . . . . . .           -        -           -       (16,219)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2004. . . . . . . . . . . .           -        -           -       (24,180)

Capital contributions. . . . . . . . . . .           -        -       4,200             -

Net operating loss for the year ended
    August 31, 2005. . . . . . . . . . . .           -        -           -       (13,105)

Issuance of common shares for
   cash at $0.05 - September 30, 2005. . .     990,000      990      48,510             -

Capital contributions. . . . . . . . . . .           -        -       1,050             -

Net operating loss for the period ended
     November 30, 2005 . . . . . . . . . .           -        -           -       (22,587)
                                            ----------  -------  ----------  -------------

Balance as at November 30, 2005. . . . . .   2,285,000  $ 2,285  $   80,715  $   (127,976)
                                            ==========  =======  ==========  =============

                    The accompanying notes are an integral part of
                         these unaudited financial statements

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2005
                      (Unaudited - Prepared by Management)

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

     The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050. In addition, the Company has completed an Offering Memorandum whereby 990,000 common shares were subscribed for at a price of $0.05 per share for $49,500.

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

     On November 30, 2005, the Company had a net operating loss carry forward of $127,976. The tax benefit of $38,392 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2025.

     Statement  of  Cash  Flows
     --------------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                November 30, 2005
                      (Unaudited - Prepared by Management)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Basic  and  Diluted  Net  Income  (loss)  Per  Share
     ----------------------------------------------------

     Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

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

     Financial  Instruments
     ----------------------

     The carrying value of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value due to their short term maturities.

                          STANDARD CAPITAL CORPORATION
                        (A Pre-exploration Stage Company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                                November 30, 2005
                      (Unaudited - Prepared by Management)

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

     Recent  Accounting  Pronouncements
     ----------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.     AQUISITION  OF  MINERAL  CLAIM

     The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2006. The claims may be extended for one year by the payment of $3,780 Cdn or the completion of work on the property of $3,600 Cdn. Plus a filing fee of $180 Cdn.

4.     SIGNIFICANT  TRANSACTIONS  WITH  RELATED  PARTY

     On September 3, 2005, officers-directors and their family had acquired 21% of the common capital stock issued, and have made no interest, demand loans of $31,192, and have made contributions to capital of $30,450 in the form of expenses paid for the Company.

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

6.     CAPITAL  STOCK

     During October and November 2005, the Company completed a private placement offering of 990,000 common shares for cash of $49,500.

7.     GOING  CONCERN

     The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding (Note 6), and long term financing, will enable the Company to operate for the coming year.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $127,976. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,315 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,450), auditing ($3,585), Edgar fees ($1,500), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard's registrant ($280), exploration activities on the Standard claim ($3,300), office and miscellaneous ($500), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent ($1,200). The above noted figure does not include amounts owed to third party creditors in the amount of $24,914 as at November 30, 2005. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $24,914. At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Standard's future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS  OF  OPERATIONS

The  Standard  claim

The Standard claim is located in the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia. The Standard claim has had sufficient work and cash expended on it to maintain it in good standing with the Ministry of Energy and Mines until February 23, 2006. Standard has undertaken work on the Standard claim sufficient to maintain it in good standing until February 23, 2007 but has not yet filed the information with the Ministry of Energy and Mines for the Province of British Columbia. This will be done in the early part of 2006.

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

There are certain risk factors regarding Standard's operation which might affect the outcome of its ability to operate in the future. An investment in Standard's securities involves an exceptionally high degree of risk and is extremely speculative. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in Standard.

RISKS  ASSOCIATED  WITH  STANDARD:

1. BECAUSE STANDARD'S AUDITORS HAVE ISSUED A GOING CONCERN OPINION AND BECAUSE ITS OFFICERS AND DIRECTORS WILL NOT LOAN ANY MONEY TO IT, STANDARD MAY NOT BE ABLE TO ACHIEVE ITS OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE EXPLORATION ACTIVITY.

     Standard's auditors' report on its 2005 financial statements expressed an opinion that substantial doubt exists as to whether Standard can continue as an ongoing business for the next twelve months. Because its officers and directors are unwilling to loan or advance capital to it, Standard believes that if it does not raise additional capital through the issuance of treasury shares, Standard will be unable to conduct exploration activity and may have to cease operations and go out of business.

2. BECAUSE THE PROBABILITY OF AN INDIVIDUAL PROSPECT EVER HAVING RESERVES IS EXTREMELY REMOTE, IN ALL PROBABILITY THE STANDARD CLAIM DOES NOT CONTAIN ANY RESERVES, AND ANY FUNDS SPENT ON EXPLORATION WILL BE LOST.

     Because the probability of an individual prospect ever having reserves is extremely remote, in all probability Standard's property, the Standard claim, does not contain any reserves, and any funds spent on exploration will be lost. If Standard cannot raise further funds as a result, it may have to suspend or cease operations entirely which would result in the loss of the investment by its shareholders.

3.   STANDARD  LACK  AN  OPERATING  HISTORY  AND HAVE LOSSES WHICH IT EXPECTS TO
     CONTINUE  INTO  THE  FUTURE.  AS  A RESULT, STANDARD MAY HAVE TO SUSPEND OR
     CEASE  EXPLORATION  ACTIVITY  OR  CEASE  OPERATIONS.

     Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure. Standard's net loss from inception to November 30, 2005 is $127,976. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

     *     Its  ability  to  locate  a  profitable  mineral  property
     *     Its  ability  to  locate  an  economic  reserve
     *     Its  ability  to  generate  revenues

     *     Its  ability  to  reduce  exploration  costs

     Based upon current plans, Standard expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of the Standard claim. Standard cannot guarantee it will be successful in generating revenues in the future. Failure to generate revenues will cause it to go out of business.
4. BECAUSE STANDARD'S OFFICERS AND DIRECTORS DO NOT HAVE TECHNICAL TRAINING OR EXPERIENCE IN STARTING, AND OPERATING AN EXPLORATION COMPANY NOR IN MANAGING A PUBLIC COMPANY, IT WILL HAVE TO HIRE QUALIFIED PERSONNEL TO FULFILL THESE FUNCTIONS. IF STANDARD LACKS FUNDS TO RETAIN SUCH PERSONNEL, OR CANNOT LOCATE QUALIFIED PERSONNEL, IT MAY HAVE TO SUSPEND OR CEASE EXPLORATION ACTIVITY OR CEASE OPERATIONS WHICH WILL RESULT IN THE LOSS OF ITS SHAREHOLDERS' INVESTMENT.

     Because Standard's officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, it will have to hire qualified persons to perform surveying, exploration, and excavation of the Standard claim. Standard's officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently its exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry. Additionally, Standard's officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a 'public company' like Standard. Unless its two part time officers are willing to spend more time addressing these matters, it will have to hire professionals to undertake these filing requirements for Standard and this will increase the overall cost of operations. As a result Standard may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of its shareholders' investment.

5. THE STANDARD CLAIM HAS NO KNOWN ORE RESERVES. WITHOUT ORE RESERVES STANDARD CANNOT GENERATE INCOME AND IF IT CANNOT GENERATE INCOME IT WILL HAVE TO CEASE EXPLORATION ACTIVITY WHICH WILL RESULT IN THE LOSS ITS SHAREHOLDERS' INVESTMENT.

     The Standard claim has no known ore reserves. Even if Standard finds gold mineralization it cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if it finds gold mineralization in sufficient quantity to warrant recovery, Standard cannot guarantee the ore will be recoverable. Finally, even if any gold mineralization is recoverable, it cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean Standard cannot generate income. If Standard cannot generate income it will have to cease exploration activity, which will result in the loss of its shareholders' investment.

6. BECAUSE STANDARD IS SMALL AND DO NOT HAVE MUCH CAPITAL, IT MUST LIMIT ITS EXPLORATION AND AS A RESULT MAY NOT FIND AN ORE BODY. WITHOUT AN ORE BODY, STANDARD CANNOT GENERATE REVENUES AND ITS SHAREHOLDERS WILL LOSE THEIR INVESTMENT.

     Any potential development of and production from Standard's exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because Standard is small and do not have much capital, it must limit its exploration activity unless and until it raise additional capital.

     Any decision to expand its operations on the Standard claim will involve the consideration and evaluation of several significant factors including, but not limited to:

- Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities;

-     Availability  and  costs  of  financing;
-     Ongoing  costs  of  production;
-     Market  prices  for  the  minerals  to  be  produced;
-     Environmental  compliance  regulations  and  restraints;  and
-     Political  climate  and/or  governmental  regulation  and  control.

     Such programs will require very substantial additional funds. Because Standard may have to limit its exploration, it may not find an ore body, even though its property may contain mineralized material. Without an ore body, it cannot generate revenues and the shareholders will lose their investment.

7. STANDARD MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS IT NEEDS TO BEGIN EXPLORATION WHICH COULD CAUSE IT TO DELAY OR SUSPEND EXPLORATION ACTIVITY.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. Standard has not attempted to locate or negotiate with any suppliers of products, equipment or materials. It will attempt to locate products, equipment and materials as and when it is able to raise the requisite capital. If Standard cannot find the products and equipment it needs, it will have to suspend its exploration plans until it does find the products and equipment it needs.

8. BECAUSE STANDARD'S OFFICERS AND DIRECTORS HAVE OTHER OUTSIDE BUSINESS ACTIVITIES AND MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF THEIR TIME TO STANDARD'S EXPLORATION ACTIVITY, ITS EXPLORATION ACTIVITY MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

     Standard's President and CEO, will be devoting only 15% of his time, approximately 15 hours per month, to Standard's operations of its business. Standard's Secretary-Treasurer and its other director will be devoting only 5 to 10 hours per month to Standard's operations. As a consequence Standard's business may suffer. For example, because its officers and directors have other outside business activities and may not be in a position to devote a majority of their time to Standard's exploration activity, its exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

9. TITLE TO THE STANDARD CLAIM IS REGISTERED IN THE NAME OF ANOTHER PERSON. FAILURE OF THE COMPANY TO OBTAIN GOOD TITLE TO THE CLAIM WILL RESULT IN STANDARD HAVING TO CEASE OPERATIONS.

     Title to the property Standard intends to explore is not held in its name. Title to the Standard Claim is recorded in the name of Edward Skoda, an arms-length mining consultant. In the event Edward Skoda was to grant a third party a deed of ownership, by way of Bill Sale Absolute, which was subsequently registered prior to our deed, that third party would obtain good title and we would have nothing. Similarly, if Edward Skoda were to grant an option to a third party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims and we would have little recourse against such third party even though we would be harmed, would not own any property and would have to cease operations. Although we would have recourse against Edward Skoda in the situations described, there is a question as to whether that recourse would have specific value.

10.  A MATERIAL RISK OF STANDARD MAY BE THE LACK OF TIMELY REPORTING TO THE SEC.

     Standard has, in the past, consistently been late in filing its Forms 10K-SB and 10Q-SB with the SEC. It did not file any reports with the SEC from April 22, 2004 to October 17, 2005 due to the Company having a lack of funds to pay its independent auditors. Therefore, it was a late filer as defined under Rule 12b-25(b)(2)(ii). With management not devoting significant time to the affairs of Standard, there is the strong possibility the lack of timely reporting may be a material risk to Standard in that its shares may be halted on the OTC Bulletin Board, when and if they are quoted, either for a period of time or permanently, if Standard consistently files late. Shareholders should consider whether or not they retain their shares in a company where its present management has been a late filer with the SEC.

11. BECAUSE STANDARD MAY BE UNABLE TO MEET PROPERTY MAINTENANCE REQUIREMENTS OR ACQUIRE NECESSARY MINING LICENSES, IT MAY LOSE ITS INTEREST IN THE STANDARD CLAIM.

     In order to maintain Standard's interest in the Standard Claim it must make an annual payment and/or expend certain minimum amounts on the exploration of the mineral claim. The annual cost to maintain the claim in good standing is approximately $3,150. If it fails to make such payments or expenditures in a timely fashion, it may lose its interest in the mineral claim. Further, even if Standard does complete exploration activities, it may not be able to obtain the necessary licenses to conduct mining operations on the Standard claim, and thus would realize no benefit from exploration activities on the property.

12. BECAUSE MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES ARE INHERENTLY RISKY, STANDARD MAY BE EXPOSED TO ENVIRONMENTAL LIABILITIES. IF SUCH AN EVENT WERE TO OCCUR IT MAY RESULT IN A LOSS OF ITS SHAREHOLDERS' INVESTMENT.

     The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Standard claim does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. Standard does not carry liability insurance with respect to its mineral exploration operations and it may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of British Columbia, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Standard Claim. It may be difficult or impossible to assess the extent to which such damage was caused by Standard or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Standard claim is found to have commercial quantities of ore, it would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

13. NO MATTER HOW MUCH MONEY IS SPENT ON THE STANDARD CLAIM, THE RISK IS THAT STANDARD MIGHT NEVER IDENTIFY A COMMERCIALLY VIABLE ORE RESERVE.

     No matter how much money is spent over the years on the Standard claim, Standard might never be able to find a commercially viable ore reserve. Over the coming years, Standard could spend a great deal of money on the Standard claim without finding anything of value. There is a high probability the Standard claim does not contain any reserves so any funds spent on exploration will probably be lost.

14. EVEN WITH POSITIVE RESULTS DURING EXPLORATION, THE STANDARD CLAIM MIGHT NEVER BE PUT INTO COMMERCIAL PRODUCTION DUE TO INADEQUATE TONNAGE, LOW METAL PRICES OR HIGH EXTRACTION COSTS.

     Standard might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Standard claim is in excess of the selling price of such minerals, we would not be able to develop the Standard claim. Accordingly even if ore reserves were found on the Standard claim, without sufficient tonnage Standard would still not be able to economically extract the minerals from the Standard claim in which case it would have to abandon the Standard claim and seek another mineral claim to develop, or cease operations altogether.

15. BECAUSE STANDARD HAS NOT PUT A MINERAL DEPOSIT INTO PRODUCTION BEFORE, IT WILL HAVE TO ACQUIRE OUTSIDE EXPERTISE. IF IT IS UNABLE TO ACQUIRE SUCH EXPERTISE IT MAY BE UNABLE TO PUT ITS PROPERTY INTO PRODUCTION AND ITS SHAREHOLDERS MAY LOSE THEIR INVESTMENT.

     Standard has no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

16. WITHOUT A PUBLIC MARKET THERE IS NO LIQUIDITY FOR STANDARD'S SHARES AND ITS SHAREHOLDERS MAY NEVER BE ABLE TO SELL THEIR SHARES WHICH WOULD RESULT IN A TOTAL LOSS OF THEIR INVESTMENT.

     Standard's common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for its shares. Therefore, Standard's shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, Standard's shareholders might not receive a price per share which they might have received had there been a public market for Standard's shares. It is Standard's intention to apply for a quotation on the OTC Bulletin Board ("OTCBB") whereby:

     * It will have to be sponsored by a participating market maker who will file a Form 211 on its behalf since it will not have direct access to the NASD personnel; and

     * Standard will not be quoted on the OTCBB unless it is current in its periodic reports; being at a minimum Forms 10K-SB and 10Q-SB, filed with the SEC or other regulatory authorities.

     Standard cannot be sure it will be able to obtain a participating market maker or be approved for a quotation on the OTCBB. If this is the case, there will be no liquidity for the shares of its shareholders.

17. EVEN IF A MARKET DEVELOPS FOR STANDARD'S SHARES ITS SHARES MAY BE THINLY TRADED, WITH WIDE SHARE PRICE FLUCTUATIONS, LOW SHARE PRICES AND MINIMAL LIQUIDITY.

     If a market for Standard's shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

     * Potential investors' anticipated feeling regarding our results of operations;
     *    Increased  competition  and/or  variations  in  mineral  prices;
     *    Standard's  ability  or  inability  to  generate  future revenues; and
     *    Market  perception  of the future of the mineral exploration industry.

     In addition, if its shares are traded on the OTCBB, its share price may be impacted by factors that are unrelated or disproportionate to Standard's operating performance. Standard's share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if Standard's stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under Standard's control, may have a material effect on its share price.

18. STANDARD ANTICIPATES THE NEED TO SELL ADDITIONAL TREASURY SHARE IN THE FUTURE MEANING THAT THERE WILL BE A DILUTION TO ITS EXISTING SHAREHOLDERS RESULTING IN THEIR PERCENTAGE OWNERSHIP IN STANDARD BEING REDUCED ACCORDING LY.

     Standard expects that the only way it will be able to acquire additional funds is through the sale of its common stock. This will result in a dilution effect to its shareholders whereby their percentage ownership interest in Standard is reduced. The magnitude of this dilution effect will be determined by the number of shares Standard will have to issue in the future to obtain the funds required.

19. BECAUSE STANDARD'S SECURITIES ARE SUBJECT TO PENNY STOCK RULES, ITS SHAREHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

     Standard's shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of Standard's securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.


ITEM  3.     CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------

Standard's Chief Executive Officer, E. Del Thachuk, and its Chief Financial Officer, Gordon Brooke, after evaluating the effectiveness of Standard's controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period covered by this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, Standard's disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)     Changes  in  Internal  Controls
        -------------------------------

Based upon the evaluation of Standard's controls. E. Del Thachuk, and Gordon Brooke have concluded that the disclosure controls are effective providing reasonable assurance that material information relating to Standard is made known to management on a timely basis during the period when its reports are being prepared. There were no changes in its internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect Standard's internal controls.


                           PART 11 - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

There are no legal proceedings to which Standard is a party or to which its mineral claim is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Under an Offering Memorandum dated September 5, 2005 the Company raised $49,500 through the sale of 990,000 common shares at a price of $0.05 per share. Directors and officers subscribed for 170,000 common shares. The use of proceeds from the sale of these shares have been distributed as follows as at November 30, 2005:





                 Source of Disbursement             Ref.      Amount
                 -------------------------------  --------    -------
          Independent accountants . . . . . .       (i)    $  10,500
          Consulting - preparation of SB-2. .       (ii)      10,000
          Exploration expenses. . . . . . . .      (iii)       3,100
          Office expenses - accounts payable.       (iv)         681
          Transfer agent - accounts payable .       (v)        4,000
          Travel expenses . . . . . . . . . .       (vi)         471
          Prior exploration - account payable      (vii)       2,605
          Transfer agent - current fees . . .       (v)          622
          Other accounts payable payments . .      (viii)      3,422
          Legal fees. . . . . . . . . . . . .       (ix)       2,500
          Bank charges and expenses . .              . . .       144
          Working capital remaining . . .              . .    11,455
                                                            --------
                Total amount raised. . . . .           .  $   49,500
                                                             ========




(i)  Payment  to  Madsen  &  Associate  CPA's  Inc.  for  outstanding  balance.

(ii) Directors' approved the use of a consultant to prepare and submit a registration statement for filing with the Securities and Exchange Commission.

(iii) Advance made to allow exploration work on the Standard claim in early November. The exploration work has been completed but not filed with the Ministry of Energy and Mines. This will be done in early 2006.

(iv) Represents  amounts  owed  for  the past for photocopying, fax and courier.

(v) Standard negotiated with Nevada Agency & Trust Company to settle their outstanding account for the total consideration of $4,000. Subsequently an invoice in the amount of $622 was received from the transfer agent for the issuance of shares subscribed for under the Offering Memorandum dated September 5, 2005 and for several copies of the shareholders' report.

(vi) Represents various travel expenses incurred by Standard's President over the past year.

(vii) Certain exploration expenses incurred in past years had not been settled in full and therefore were paid from the proceeds of the Offering Memorandum.

(viii)  Represent  the  payment  of  certain amounts set up in accounts payable.

(iv) Standard engaged the services of Conrad C. Lysiak, attorney at law, to given a legal opinion to be included in the Form SB-2 filed with the Securities and Exchange Commission on November 10, 2005.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

               None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On November 18, 2005, Standard held its Second Annual General Meeting of Stockholders (the "Meeting").

There are 2,285,000 common shares issued and outstanding as at the record dated of October 31, 2005 of which the following shares were represented at the Meeting.

          Represented  in  Person:          385,000  common  shares

          Represented  by  Proxy:         1,535,500  common  shares

This represented a total of 1,920,500 common shares which represents 84% of the issued and outstanding shares.

The  matters  approved  by  the  shareholders  were  as  follows:

1.     The  election  of  E.  Del Thachuk and B. Gordon Brooke as directors; and

2. The appointment of Madsen & Associates, CPA's Inc. as the Company's independent accountants for the year ended August 31, 2006.

At a subsequent Directors' Meeting, the directors appointed the following officers:

     E.  Del  Thachuk            Chief  Executive  Officer  and  President

     B.  Gordon  Brooke          Chief  Financial  Officer  and Chief Accounting
                                       Officer

     Maryanne  Thachuk           Secretary  Treasurer

In addition to the above appointments, the Directors appointed B. Gordon Brooke as Chairperson of the Audit Committee and E. Del Thachuk as a member of the Audit Committee.


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

99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

99.3 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

(b)     Reports  on  Form  8-K

     - Filed on November 22, 2005 regarding certain motions approved by the shareholders at the Annual General Meeting of Stockholders.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             STANDARD CAPITAL CORPORATION
                                     (Registrant)



                              /s/  "E.  Del  Thachuk"
                              -------------------------
                                  E.  Del  Thachuk
                             Chief  Executive  Officer
                             President  and  Director

     Dated:  December 20,  2005


                            /s/  "  B.  Gordon  Brooke"
                            ---------------------------
                                B.  Gordon  Brooke
                            Chief  Accounting  Officer
                            Chief  Financial  Officer
                                  and  Director

     Dated:   December 20,  2005