Form 10KSB/A
period 2005-08-31
STANDARD CAPITAL CORP
filed 2006-01-12
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSBA

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
                    For the fiscal year ended   August 31, 2005

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transaction period from    to

                    Commission File number    0-25707

STANDARD CAPITAL CORPORATION
(Exact name of Company as specified in charter)

Delaware                          91-1949078
State or other jurisdiction of incorporation or organization                  (I.R.S. Employee I.D. No.)

2429 - 128th Street
Surrey, British Columbia, Canada                                V4A 3W2
(Address of principal executive offices)                            (Zip Code)

Issuer’s telephone number  1-604-538-4898

Securities registered pursuant to section 12 (b) of the Act:

Title of each share    Name of each exchange on which registered
None       None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Standard was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Standard’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

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

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Standard was incorporated on September 24, 1998 and has no subsidiaries and no affiliated companies. It has not been in bankruptcy, receivership or similar proceedings since its inception. Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business. Standard’s executive offices are located at 2429 - 128th Street, Surrey, British Columbia, Canada, V4A 3W2 (Tel: 604-538-4898).

Standard is engaged in the exploration of a mineral claim known as the “Standard”. (see Part 1, “Exploration and Development of the Standard Claim”). Standard is referred to as being in the “pre-exploration” stage by its auditors. This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products. Standard is not in the development stage with regards to any mineral claim. No ore reserve has been discovered and no substantial exploration has been done on its mineral claim. Standard is purely an exploration company. There is no assurance that any ore reserve will ever be found and that Standard will have sufficient funds to undertake the exploration work required to identify an ore reserve.

Management anticipates that Standard’s shares will be qualified on the system of the National Association of Securities Dealers, Inc. (“NASD”) known as the OTC Bulletin Board (the “OTCBB”). At the present time, Standard has made no application to the OTCBB and there is distinct possibility its shares will never be quoted on the OTCBB.

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

Standard has no revenue to date from the exploration of the Standard claim, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to explore the Standard claim to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production. Standard anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future (see Part 1, Item 2 - “Plan of Operations”), but there can be no assurance that Standard will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Standard is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB but was deficient in these filings due to a lack of money. The filings have now been brought up to date. The directors have decided on November 18, 2005 for the next annual meeting of shareholders.

The shareholders may read and copy any material filed by Standard with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-

800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Standard has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Standard has no website at this time.

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

Risk Factors

Our shareholders and any future investors must be aware of the following risk factors prior to investing in Standard’s common stock. It must be emphasized that Standard, if any of these risks become fact, may have to cease operations and our shareholders and any future investors could lose part or all of their investment.

RISKS ASSOCIATED WITH  OUR COMMON STOCK

1. Penny stock rules may make buying or selling of our shares difficult.

Eventual trading in our shares will, in all likelihood, be subject to the “Penny Stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our shares to persons other than prior customers and accredited investors, must prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our shares, which could severely limit their market price and liquidity of our shares. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

-	Make a suitability determination prior to selling a penny stock to the purchaser;
-	Receive the purchaser’s written consent to the transaction; and
-	Provide certain written disclosures to the purchaser.

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

There is currently no public trading market for our common stock and therefore, there is no central place, like a stock exchange or electronic trading system, to resell one’s shares. If one of our shareholders does want to resell his or her shares, they will have to locate a buyer and negotiate their own sale. Even if our shareholder is able to find a willing buyer, there can be no assurance he or she will be able to sell their shares at or above the price at which these shares were purchased.

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

- future investors' or other market participants' perceptions of our Company as a current or future investment; and

- general or regional economic conditions normally have a wide impact on the price of shares trading on the stock market and our Company’s shares will be affected by changes in such conditions.

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

The auditors have expressed a concern regarding whether our Company will continue as a going concern if it does not receive adequate financing to meet its obligations. The auditors are indicating there might be substantial doubt regarding our Company’s continuation as an operating concern over the next twelve months. If our director is unwilling to advance us some funds to maintain our Company in good standing, there is the possibility that we might cease to be an operating company. As a shareholder of our Company you should read the auditors’ report and Note 5 to the audited financial statements included in this Form 10-KSB.

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

4.	Our mineral claim is considered “grass roots” because it has not had adequate exploration work performed on it to identify an ore reserve.

Our mineral claim is considered a “grass roots” claim having no known ore reserves associated with it. In addition, there has, over the years, not been enough exploration work on the claim to determine the extent, if any, of any mineralization. Therefore, there is a good chance our claim might prove to be barren; having no commercial viable mineralization associated with it.

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

Injury to personnel is enhanced due to the effects of weather and the terrain. We have no insurance to cover such hazards to workers on our claim other than Workers’ Compensation which is required to be contributed by us for any workers working on our claim. Basically this insurance covers only wages while off work and does not provide for any long-term benefits. We are not prepared to pay the premiums required to obtain accident insurance for the short duration of our exploration program. By not having accident and liability insurance we realize we are subject to lawsuits which, if successful, would impair the working capital of our Company and might render us insolvent.

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

Del Thachuk is also a director and officer of Info-Pro Marketing Inc. (“Info-Pro”), a Nevada incorporated company, which will eventually seek a listing on the OTCBB. Even though Info-Pro is involved in marketing certain books on the Internet under the title of “The Basics of Business Success”, Del has a conflict of interest relating to the number of hours he can spend on our Company and Info-Pro. In addition, he will have to raise money for both companies and therefore we have to rely upon his discretion as to what money he will be raising for Info-Pro and what money he will raise for us. We can only hope Del will devote sufficient time to the affairs of our Company and allocate any future money raised so that we will be maintained in good standing and can commence our exploration program on our claim. Even with full disclosure by Del, we cannot insure that we will receive fair and equitable treatment in every transaction.

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

Standard engaged the services of Calvin Church, Professional Geologist, to prepare a geological report on the Standard claim. His report was dated May 27, 1999 and parts of it are noted in this Form 10-KSB. Church’s report covers the geology and mineralization in the Bridge River mining camp and potential for discoveries on the Standard claim.

Location, Access and Physiography of the Standard claim

The Standard claim is located approximately 113 miles north of Vancouver and 2.5 miles southeast of the town of Gold Bridge in southwestern British Columbia. The geographical centre of the claim is given by the U.T.M. coordinates 516600E, 5626700N (Lat. 50°47’35”N, Long. 122°45’53”W) on N.T.S. mapsheet 92J/15. The town of Gold Bridge can be accessed by all weather gravel road (highway #40B) from Lillooet or via the Hurley River forestry road from Pemberton. Access to the north end of the claim is by four-wheel drive vehicle up Fergusson Creek to the headwaters above 5,800 feet elevation. Helicopters are available from bases in the towns of Pemberton or Lillooet.

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

Regional patterns of metal zonation across the eastern flank of the Coast Plutonic Complex divide the camp into gold rich and silver rich deposits related to the proximity with the central plutons (bodies of medium to course-grained igneous rock that formed beneath the surface due to the solidification of magma). ‘Congress type’ mineralization, represented by low gold-silver ratios and antimony rich ores, developed distal to coast granitic intrusives in shear zones and Tertiary porphyry dykes. The Standard property is located in a transition zone between gold-arsenic rich and silver-antimony rich zones. Although economic mineralization has not yet been identified on the property, rock samples from the Waterloo show multielement anomalies and significant gold values to warrant further investigation.

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Standard is a party or to which its property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders within the last fiscal year. An
Annual Meeting has been called for November 18, 2005 where the stockholders will be asked re-elect Del Thachuk and Gordon Brooke as directors for the forthcoming year and to approve the appointment of Madsen & Associated CPA’s. Inc. as the independent auditors.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year, there has been no established trading market for Standard’s common stock. Since its inception, Standard has not paid any dividends on its common stock, and Standard does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2005 Standard had 35 shareholders; one of these shareholders is an officer and director of Standard.

Subsequent to the balance sheet date, the Company, under an Offering Memorandum dated September 5, 2005 accepted subscriptions from 20 investors in the amount of $49,500 representing 990,000 common shares at a price of $0.05 per share. These funds have been used as follows:

Payment of outstanding accounts payable:
Independent auditors	$8,400
Office expenses	681
Transfer agent fees	4,000
Previous exploration expenses	2,605	$15,686

Other expenses paid as incurred:
Consulting fees - preparation of Form SB-2		7,500
Automobile expenses paid to the President		888
Legal opinion for inclusion in Form SB-2		2,500
Assessment work on Standard claim		3,100
Independent auditors - August 31, 2005 statements		2,100
Amount distributed from Offering Memorandum		31,774
Less: original amount of private placement		(49,500)
Balance of cash on hand as at October 24, 2005		$17,726

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$7,050
Bank charges		75
Edgar filings	ii	1,150
Exploration and filing fees	iii	3,070
Filing fees and franchise taxes	iv	259
Management fees	v	2,400
Office		26
Rent	vi	1,200
Telephone	vii	600
Transfer agent's fees and interest	viii	(2,725)
Total expenses		$13,105

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

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:
Expenditures		Requirements For Twelve Months	Current Accounts Payable	Payments from Private Placement	Required Funds for Twelve Months

Accounting and audit	1	$7,050	$25,950	$(10,500)	$22,500
Annual general meeting	2	1,000	-	-	1,000
Bank charges		100	-	-	100
Consulting	3	2,500	2,500	(2,500)	2,500
Edgar filing fees	4	800	4,190	-	4,990
Exploration expenses	5	-	2,605	(2,605)	-
Filing fees and franchise taxes	6	275	503	-	778
Office	7	500	2,523	(681)	2,342
Transfer agent's fees	8	1,200	4,000	(4,000)	1,200
Travel and entertainment	9	-	2,368	(888)	1,480
Estimated expenses		$13,425	$ 44,639	$(21,174)	$ 36,890

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

1. Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-QSB - Nov. 30, 2005	$750	$500	$1,250
Form 10-QSB - Feb 28, 2006	750	500	1,250
Form 10-QSB - May 31, 2006	750	500	1,250
Form 10-KSB - Aug 31, 2006	1,200	2,100	3,300

	$3,450	$3,600	$ 7,050

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

7. Relates to photocopying and faxing based on prior year’s actual charges.

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

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Standard’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Standard’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSBA (the “Evaluation Date”), have concluded that as of the Evaluation Date, Standard’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSBA was being prepared.

(b) Changes in Internal Controls

There were no changes in Standard’s internal controls or in other factors that could affect Standard’s disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of August 31, 2005, the name, age, and position of each executive officers and director and the term of office of each director of Standard.
Name	Age	Position Held	Term as Director Since

Del Thachuk	69	President and Director	1998

Maryanne Thachuk	68	Secretary Treasurer	-

B. Gordon Brooke	61	Chief Financial Officer, Chief Accounting Officer and Director	2004

The directors of Standard serve for a term of one year and until their successors are elected at Standard’s Annual Shareholders’ Meeting and are qualified, subject to removal by Standard’s shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Alexander Ibsen resigned as Chief Financial Officer and director on June 25, 2005. Gordon Brooke was appointed Chief Financial Officer on the same day.

Set forth below is certain biographical information regarding each of Standard’s executive officers and directors.

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

B. GORDON BROOKE attended Westwood School Secondary School in Paddington, London, England before becoming an articled clerk in 1961 with Roberts White and Company, Chartered Accountants. In 1967, he continued his articles with FF Sharles & Company, Chartered Accountants, as audit manager and supervisor of audits which entailed general audit, accounting, financial statement presentation for small public companies, including such companies as a dairy, a trade stamp company, automobile dealerships, financing companies, engineering, retailer, wholesalers, barristers and solicitors, antique dealers and clothing manufacturers. He had total responsibility for the audit of Michael Manufacturing Limited, a public trading company. This entailed the preparation of all information in the year-end financial statements and all printed matters for exchange filing and information to be distributed to the shareholders. In 1969, he qualified as a Chartered Accountant for England and Wales and immigrated to Canada where he accepted a position with Deloitte, Haskins and Sells, Chartered Accountants, in Toronto, Canada. His responsibilities included being an audit supervisor for mainly small and large business clients which included such firms as Wickett & Craig- tanners, Canada Dry Inc. - soft drinks, Chromalox Canada - heating systems, Northern Pigments - paints, to name a few. In 1972, he accepted a position as assistant to the chief Financial Officer of Candeco Management Inc. of Toronto where his responsibilities included preparation of monthly and annual financial reporting packages for all subsidiaries including corporate tax returns, preparation of all required audit working papers and complete audit files for all subsidiaries, responsibilities for internal control systems for all operating subsidiaries. In 1974, he became assistant to the chief Financial Officer of Canadian Chromalox Ltd. in Toronto where he undertook the controller functions from time to time and subsequently became the Ant-Inflation Officer for Canadian Chromalox’s group of companies where he was responsible for all price increase application to Ottawa. In 1977, with the end of the Anti-Inflation legislation he became an independent financial consultant where he offered the following services: accounting, financial statement presentation, business plans, personal and corporate taxation services, corporate reorganizations and restructurings, prospectus preparation and analysis and public offering advice and service. His client base consisted of such companies as Spectra Anodizing Inc. - anodizing services, Security Mirror Ltd. - mirror manufacturer, Arco Prime Steel Inc. -steel fabricator and many other small businesses as well as a continuing relationship with Canadian Chromalox and its subsidiaries. During this same period of time, Gordon Brooke either owned or was a working shareholder in the following business: Black Swan Investments Inc. 30% shareholder in a pub in Toronto, Octagon Industries Inc. 10% shareholder in a signage company, Reybrooke Housewares - 100% owner in a company licensed with a United Kingdom company for PVC extrusions, Beaver Hill Farm Inc. - 33.3% owner of this company which was a producer of fresh herbs grown under light and sold to over 200 retail outlets in southern Ontario. In 1997 he became financial consultant to Confectionately Yours Inc. a Toronto based company specializing in large fresh baked goods and cereal bar manufacturer. His responsibilities were to serve as an interim controller and prepare business plans. In 1998, he became the unofficial Chief Financial Officer of the company until it was sold in December 2000. In 2001 to the present time, he has been working for Snack Crafters Inc. in Toronto as a financial consultant where his responsibilities have been to prepare business plans, to serve as an interim accountant providing accounting services, preparation of financial statements on a non-audit basis, corporate tax returns and assisting the company in its reorganization and restructuring.

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

Compliance with Section 16 (a) of the Exchange Act

Standard knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Standard registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, Standard knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at August 31, 2005, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name    Position             Form         Date Report Filed

Del Thachuk    Chief Executive Officer,        3 and 5    September 11, 2002 and November 17, 2003
            President and Director

Maryanne Thachuk   Secretary Treasurer              3      November 21, 2003

B. Gordon Brooke    Chief Financial Officer, Chief
Accounting Officer and Director         3     March 5, 2004

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2005.

The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2002 to 2005 to Standard’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.
Summary Compensation Table (2002-2005)
        Long Term Compensation (US Dollars)
    Annual Compensation           Awards          Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Princi- pal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Del Thachuk Chief Executive Officer, President And Director	2002 2003 2004 2005	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Maryanne Thachuk Secretary Treasurer	2002 2003 2004 2005	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Alexander J. Ibsen Former Chief Financial Officer and Director	2004 2005	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

B. Gordon Brooke Chief Accounting Officer , Chief Financial Officerand Director	2004 2005	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

Compensation of Directors

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Standard, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Standard or its subsidiaries, or any change in control of Standard, or a change in the person’s responsibilities following a change in control of Standard.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at August 31, 2005, the name and address and the number of shares of Standard’s common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership	Percent of Class

DEL THACHUK 2429 - 128th Street Surrey, British Columbia Canada, V4A 3W2	Direct	100,000 (i)	7.72

DORIS O’BRIEN 626 - Highway 99 P.O. Box 5 Surrey, British Columbia Canada, V4B 5A8	Direct	100,000	7.72

AUGGNETHA QUASHIE 15382 - 110A Avenue Surrey, British Columbia Canada, V3R 9H6	Direct	100,000	7.72

MICHAEL LEVESQUE 3350 - 199A Street Langley, British Columbia Canada, V3A 4T9	Direct	100,000	7.72

MICHAEL THACHUK 47 - 20761 Telegraph Trail Surrey, British Columbia Canada, V1M 2W3	Direct	100,000 (ii)	7.72

GERRY WOLFF 4364 Woodcrest Road West Vancouver, B.C. Canada, V7SX 2W1	Direct	100,000	7.72

MARVIS SHAW 246 - 20071 - 24th Avenue Langley, British Columbia Canada, V2Z 2A1	Direct	100,000	7.72

KEN RADOMSKY 840 - 15355 - 24th Avenue White Rock, B.C. Canada, V4B 4C2	Direct	100,000	7.72

RAYMOND MILLLER 301 - 1323 Merklin Street White Rock, British Columbia Canada, V4A 4C2	Direct	100,000	7.72

MARION K. SEPT 19188 - 84th Avenue Surrey, British Columbia Canada, V4N 3G5	Direct	100,000	7.72

KAREN FORD 17773 - 59 a Avenue Surrey, British Columbia Canada, V3S 1R2	Direct (2)	100,000	7.72

MARYANNE THACHUK 34-3387 King George Highway Surrey, British Columbia Canada, V4P 1B7	-	NIL	0.00

ALEXANDER J. IBSEN 1533 Eagle Mountain Drive Coquitlam, British Columbia Canada, V3E 2Z3	-	NIL	0.00

B. GORDON BROOKE 115 Angelene Street, Mississauga, Ontario Canada, L5G 1X1	-	NIL	0.00

Director and Officers as a whole	Direct	100,000	7.72

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares have been sold but the certificate has not been changed to denote the new owner.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Standard and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Standard was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Standard to own of record or beneficially more than 5% of any class of Standard’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Standard’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Standard was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Standard to own of record or beneficially more than 5% of the common shares of Standard’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Standard does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

The following financial statements are included in this report:

                 Title of Document                                Page

Report of Madsen & Associates, CPA’s Inc.	31

Balance Sheet as at August 31, 2005	32

Statement of Operations for the year ended August 31, 2005 and 2004 and for the period from September 24, 1998 (Date of Inception) to August 31, 2005	33

Statement in Changes in Stockholders’ Equity for the period from September 24, 1998 (Date of Inception) to August 31, 2005	34

Statement of Cash Flows for the year ended August 31, 2005 and 2004 and for the period from September 24, 1998 (Date of Inception) to August 31, 2005	35

Notes to the Financial Statements	36

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

1. Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from Standard’s Registration Statement on Form 10-SB filed on December 6, 1999)

1.2	Articles of Incorporation (incorporated by reference from Standard’s Registration Statement on Form 10-SB filed on December 6, 1999)

1.3	By-laws (incorporated by reference from Standard’s Registration Statement on Form 10-SB filed on December 6, 1999)

99.1	Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.4	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

-Filed on February 13, 2004 and dated February 5, 2004 regarding change of Standard’s certifying accountants from Sellers & Andersen LLC to Madsen & Associates, CPA’s Inc.

-Filed on February 25, 2004 regarding certain motions approved by the shareholders at the Annual General Meeting of Stockholders.

-Filed on February 25, 2004 and dated December 15, 2002 regarding change of Standard’s certifying accountants from Andersen Andersen & Strong, LC to Sellers & Andersen

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Standard’s annual financial statements and the review included in Standard’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were as follows: August 31, 2005 -$3,600 and August 31, 2004 - $3,400.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Standard’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $200.

(4) All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Standard to make any pre-approval policies meaningful. Once Standard has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit hours incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Standard’s internal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD CAPITAL CORPORATION
(Registrant)

Date: January 10, 2006          By: /s/ “Del Thachuk”
Del Thachuk
Chief Executive Officer,
President and Director

                                        By:/s/ "B.Gordon Brooke"
                                        B.Gordon Brooke
                                        Chief Financial Officer,
                                        Chief Accounting Officer and Director
Date: January 10, 2006

MADSEN & ASSOCIATES, CPA’s INC.                   684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board              Murray, Utah, 84107
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

Murray, Utah      /s/ “Madsen & Associates, CPA’s Inc.”
October 16, 2005

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEET

August 31, 2005

ASSETS

CURRENT ASSETS

Cash	$103

Total Current Assets	$103

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable - related party	$28,403
Accounts payable	44,639
73,042

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 1,295,000 shares issued and outstanding	1,295

Capital in excess of par value	31,155

Deficit accumulated during the pre-exploration stage	(105,389)

Total Stockholders’ Deficiency	(72,939)

$103

The accompanying notes are an integral part of these financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended August 31, 2005 and 2004 and the Period
September 24, 1998 (Date of Inception) to August 31, 2005

	Aug 31, 2005	Aug 31, 2004	Sept 24, 1998 to Aug 31, 2005

REVENUES	$-	$-	$-

EXPENSES	13,105	24,180	105,389

NET LOSS	$(13,105)	$(24,180)	$(105,389)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.02)

AVERAGE OUTSTANDING SHARES

Basic	1,295,000	1,295,000

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception)
to August 31, 2005

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 - February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 - February 15, 1999	195,000	195	1,755	-

Capital contributions - expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Balance, August 31, 2005	1,295,000	$1,295	$31,155	$(105,389)

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years ended August 31, 2005 and 2004 and the Period
September 24, 1998 (Date of Inception) to August 31, 2005

	Aug 31, 2005	Aug 31, 2004	Sept 24, 1998 to Aug 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(13,105)	$(24,180)	$(105,389)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	8,940	19,917	73,042
Capital contributions - expenses	4,200	4,200	29,400

Net Change in Cash from Operations	35	(63)	(2,947)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	3,050

Net Increase in Cash	35	(63)	103

Cash at Beginning of Period	68	131	-

CASH AT END OF PERIOD	$103	$68	$103

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Capital contributions - expenses	$4,200	$4,200	$29,400

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On September 3, 2005, officers-directors and their families had acquired 21% of the common capital stock issued, and have made no interest, demand loans of $28,403 and have made contributions to capital of $29,400 to the Company in the form of expenses paid for the Company.

5. STOCK OPTION PLAN

At the Annual General Meeting held on February 20, 2004, the shareholders approved a Stock Option Plan (the “Plan”) whereby a maximum of 5,000,000 common shares were authorized but unissued to be granted to directors, officers, consultants and non-employees who assisted in the development of the Company. The value of the stock options to be granted under the Plan will be determined on the fair market value of the Company’s shares when they are listed on any established stock exchange or a national market system at the closing price as at the date of granting the option. No stock options have been granted under this Plan.

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