Form 10QSB/A
period 2005-11-30
STANDARD CAPITAL CORP
filed 2006-01-17
CIK 93314

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
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

2429 - 128th Street, Surrey, British Columbia, Canada, V4A 3W2
(Address of principal executive offices)

                            1 - 604 - 538-4898
(Issuer’s telephone number)
n/a

  (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

November 30, 2005: 2,285,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2005 and August 31, 2005	4

	Statement of Operations For the three months ended November 30, 2005 and 2004 and for the period September 24, 1998 (Date of Inception) to November 30, 2005	5

	Statement of Cash Flows For the three months ended November 30, 2005 and 2004 and for the period September 24, 1998 (Date of Inception) to November 30, 2005	6

	Statement of Changes in Stockholders’ Equity For the period from September 24, 1998 (Date of Inception) to November 30, 2005	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 2.	Changes in Securities	17

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at November 30, 2005 (with comparative figures as at August 31, 2005) and the statement of operations for the three months ended November 30, 2005 and 2004 and the statement of cash flows for the three months ended November 30, 2005 and 2004 and for the period from September 24, 1998 (date of incorporation) to November 30, 2005 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2005, are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

BALANCE SHEETS

November 30, 2005
(with comparative figures at August 31, 2005)

(Unaudited - Prepared by Management)

	November 30 2005	August 31 2005
ASSETS

CURRENT ASSETS

Bank	$11,130	$103

	$11,130	$103

LIABILITIES

Accounts payable - related party	$31,192	28,403
Accounts payable and accrued liabilities	24,914	44,639
	56,106	73,042

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
200,000,000 shares authorized, at $0.001 par value
value, 2,285,000 shares issued and outstanding (August 31, 2005 - 1,295,000 shares issued and outstanding)	2,285	1,295

Capital in excess of par value	80,715	31,155

Deficit accumulated during the pre-exploration stage	(127,976)	(105,389)

Total Stockholders’ Equity (Deficiency)	44,976	(72,939)

	$11,130	$103

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three months ended November 30, 2005 and 2004 and for the period from September 24, 1998 (Date of Inception) to November 30, 2005
(Unaudited - Prepared by Management)

	For the Three months Ended Nov 30, 2005	For the Three Months Ended Nov 30, 2004	Date of Inception to November 30, 2005

SALES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,245	1,250	39,195
Annual General Meeting costs	679	-	2,230
Bank charges and interest	143	18	1,744
Consulting fees	10,000	-	12,500
Edgar filing fees	250	250	6,429
Filing fees	12	-	675
Geological report	-	-	2,780
Incorporation costs	-	-	255
Legal fees	2,500	-	2,987
Management fees	600	600	17,400
Miscellaneous	-	-	1,600
Office expenses	784	-	2,362
Rent	300	300	8,700
Staking and exploration costs	3,100	-	12,956
Telephone	150	150	4,350
Transfer agent’s fees	622	307	7,152
Travel and entertainment	2,202	-	4,661

NET LOSS	$22,587	$(2,875)	$(127,976)

NET LOSS PER COMMON SHARE
Basic	$0.01	$ -

AVERAGE OUTSTANDING SHARES
Basic	1,958,626	1,295,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2005 and 2004 and for the period from September 24, 1998 (Date of Inception) to November 30, 2005

(Unaudited - Prepared by Management)

	For the Three Months Ended November 30, 2005	For the Three Months Ended November 30, 2004	Date of Inception To November 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,587)	$(2,875)	$(127,976)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in assets and liabilities:
Accounts payable	(19,725)	1,807	24,914
Accounts payable-related party	2,789	-	31,192
Capital contributions-expenses	1,050	1,050	30,450

Net Cash from Operations	(38,473)	(18)	(41,420)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	49,500	-	52.550

	49,500	-	52,550

Net (decrease) increase in Cash	11,027	(18)	11,130

Cash at Beginning of Period	103	68	-

CASH AT END OF PERIOD	$11,130	$50	$11,130

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception) to November 30, 2005
(Unaudited - Prepared by Management)
	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)		$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 - February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 - February 15, 1999	195,000	195	1,755	-

Capital contributions - expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Issuance of common shares for cash at $0.05 - September 30, 2005	990,000	990	48,510	-

Capital contributions	-	-	1,050	-

Net operating loss for the period ended November 30, 2005	-	-	-	(22,587)

Balance as at November 30, 2005	2,285,000	$ 2,285	$ 80,715	$ (127,976)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Standard Capital Corporation (“Standard”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Standard presently has minimal day-to-day operations; mainly comprising the maintaining of the Standard claim in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

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

Management estimates that a minimum of $14,315 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,450), auditing ($3,585), Edgar fees ($1,500), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($280), exploration activities on the Standard claim ($3,300), office and miscellaneous ($500), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent ($1,200). The above noted figure does not include amounts owed to third party creditors in the amount of $24,914 as at November 30, 2005. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $24,914. At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

There are certain risk factors regarding Standard’s operation which might affect the outcome of its ability to operate in the future. An investment in Standard’s securities involves an exceptionally high degree of risk and is extremely speculative. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in Standard.

Risks Associated with Standard:

1.
Because Standard’s auditors have issued a going concern opinion and because its officers and directors will not loan any money to it, Standard may not be able to achieve its objectives and may have to suspend or cease exploration activity.

Standard’s auditors' report on its 2005 financial statements expressed an opinion that substantial doubt exists as to whether Standard can continue as an ongoing business for the next twelve months. Because its officers and directors are unwilling to loan or advance capital to it, Standard believes that if it does not raise additional capital through the issuance of treasury shares, Standard will be unable to conduct exploration activity and may have to cease operations and go out of business.

2.
Because the probability of an individual prospect ever having reserves is extremely remote, in all probability the Standard claim does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability Standard’s property, the Standard claim, does not contain any reserves, and any funds spent on exploration will be lost. If Standard cannot raise further funds as a result, it may have to suspend or cease operations entirely which would result in the loss of the investment by its shareholders.

3.	Standard lack an operating history and have losses which it expects to continue into the future. As a result, Standard may have to suspend or cease exploration activity or cease operations.

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure. Standard’s net loss from inception to November 30, 2005 is $127,976. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	Its ability to locate a profitable mineral property
*	Its ability to locate an economic ore reserve
*	Its ability to generate revenues
*	Its ability to reduce exploration costs.

Based upon current plans, Standard expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of the Standard claim. Standard cannot guarantee it will be successful in generating revenues in the future. Failure to generate revenues will cause it to go out of business.

4.
Because Standard’s officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, it will have to hire qualified personnel to fulfill these functions. If Standard lacks funds to retain such personnel, or cannot locate qualified personnel, it may have to suspend or cease exploration activity or cease operations which will result in the loss of its shareholders’ investment.

Because Standard’s officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, it will have to hire qualified persons to perform surveying, exploration, and excavation of the Standard claim. Standard’s officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently its exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry. Additionally, Standard’s officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Standard. Unless its two part time officers are willing to spend more time addressing these matters, it will have to hire professionals to undertake these filing requirements for Standard and this will increase the overall cost of operations.

As a result Standard may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of its shareholders’ investment.

5.
The Standard claim has no known ore reserves. Without ore reserves Standard cannot generate income and if it cannot generate income it will have to cease exploration activity which will result in the loss its shareholders’ investment.

The Standard claim has no known ore reserves. Even if Standard finds gold mineralization it cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if it finds gold mineralization in sufficient quantity to warrant recovery, Standard cannot guarantee the ore will be recoverable. Finally, even if any gold mineralization is recoverable, it cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean Standard cannot generate income. If Standard cannot generate income it will have to cease exploration activity, which will result in the loss of its shareholders’ investment.

6.
Because Standard is small and do not have much capital, it must limit its exploration and as a result may not find an ore body. Without an ore body, Standard cannot generate revenues and its shareholders will lose their investment.

Any potential development of and production from Standard’s exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because Standard is small and do not have much capital, it must limit its exploration activity unless and until it raise additional capital.

Any decision to expand its operations on the Standard claim will involve the consideration and evaluation of several significant factors including, but not limited to:

•	Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities;

            •  Availability and costs of financing;

            •  Ongoing costs of production;

•  Market prices for the minerals to be produced;

•  Environmental compliance regulations and restraints; and

•  Political climate and/or governmental regulation and control.

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

8.
Because Standard’s officers and directors have other outside business activities and may not be in a position to devote a majority of their time to Standard’s exploration activity, its exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

    Standard’s President and CEO, will be devoting only 15% of his time, approximately 15 hours per month, to Standard’s operations of its business. Standard’s Secretary-Treasurer and its other director will be devoting only 5 to 10 hours per month to Standard’s operations. As a consequence Standard’s business may suffer. For example, because its officers and directors have other outside business activities and may not be in a position to devote a majority of their time to Standard’s exploration activity, its exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

In order to maintain Standard’s interest in the Standard Claim it must make an annual payment and/or expend certain minimum amounts on the exploration of the mineral claim. If it fails to make such payments or expenditures in a timely fashion, it may lose its interest in the mineral claim. Further, even if Standard does complete exploration activities, it may not be able to obtain the necessary licenses to conduct mining operations on the Standard claim, and thus would realize no benefit from exploration activities on the property.

12. Because mineral exploration and development activities are inherently risky, Standard may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of its shareholders’ investment.

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

14.Even with positive results during exploration, the Standard claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

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

16. Without a public market there is no liquidity for Standard’s shares and its shareholders may never be able to sell their shares which would result in a total loss of their investment.

Standard’s common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for its shares. Therefore, Standard’s shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, Standard’s shareholders might not receive a price per share which they might have received had there been a public market for Standard’s shares. It is Standard’s intention to apply for a quotation on the OTC Bulletin Board (“OTCBB”) whereby:

●	It will have to be sponsored by a participating market maker who will file a Form 211 on its behalf since it will not have direct access to the NASD personnel; and

●	Standard will not be quoted on the OTCBB unless it is current in its periodic reports; being at a minimum Forms 10K-SB and 10Q-SB, filed with the SEC or other regulatory authorities.

Standard cannot be sure it will be able to obtain a participating market maker or be approved for a quotation on the OTCBB. If this is the case, there will be no liquidity for the shares of its shareholders.

17.	Even if a market develops for Standard’s shares its shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for Standard’s shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

● Potential investors’ anticipated feeling regarding our results of operations;
● Increased competition and/or variations in mineral prices;
● Standard’s ability or inability to generate future revenues; and
● Market perception of the future of the mineral exploration industry.

In addition, if its shares are traded on the OTCBB, its share price may be impacted by factors that are unrelated or disproportionate to Standard’s operating performance. Standard’s share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if Standard’s stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under Standard’s control, may have a material effect on its share price.

18. Standard anticipates the need to sell additional treasury share in the future meaning that there will be a dilution to its existing shareholders resulting in their percentage ownership in Standard being reduced accordingly.

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

19. Because Standard’s securities are subject to penny stock rules, its shareholders may have difficulty reselling their shares.

Standard’s shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of Standard’s securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Standard’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Standard’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 15(e) and 15d 15(e) as of the end of the period covered by this quarterly report on Form 10-QSBA (the “Evaluation Date”), have concluded that as of the Evaluation Date, Standard’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSBA was being prepared.

(b) Changes in Internal Controls

There were no changes in Standard’s internal controls or in other factors that could affect Standard’s disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Standard is a party or to which its mineral claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Under an Offering Memorandum dated September 5, 2005 the Company raised $49,500 through the sale of 990,000 common shares at a price of $0.05 per share. Directors and officers subscribed for 170,000 common shares. The use of proceeds from the sale of these shares have been distributed as follows as at November 30, 2005:

Source of Disbursement	Ref.	Amount

Independent accountants	(i)	$10,500
Consulting - preparation of SB-2	(ii)	10,000
Exploration expenses	(iii)	3,100
Office expenses - accounts payable	(iv)	681
Transfer agent - accounts payable	(v)	4,000
Travel expenses	(vi)	471
Prior exploration - account payable	(vii)	2,605
Transfer agent - current fees	(v)	622
Other accounts payable payments	(viii)	3,422
Legal fees	(ix)	2,500
Bank charges and expenses		144
Working capital remaining		11,455
Total amount raised		$49,500

(i) Payment to Madsen & Associate CPA’s Inc. for outstanding balance.

(ii)	Directors’ approved the use of a consultant to prepare and submit a registration statement for filing with the Securities and Exchange Commission.

(iii)
Advance made to allow exploration work on the Standard claim in early November. The exploration work has been completed but not filed with the Ministry of Energy and Mines. This will be done in early 2006.

(iv) Represents amounts owed for the past for photocopying, fax and courier.

(v)
Standard negotiated with Nevada Agency & Trust Company to settle their outstanding account for the total consideration of $4,000. Subsequently an invoice in the amount of $622 was received from the transfer agent for the issuance of shares subscribed for under the Offering Memorandum dated September 5, 2005 and for several copies of the shareholders’ report.

(vi) Represents various travel expenses incurred by Standard’s President over the past year.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2005, Standard held its Second Annual General Meeting of Stockholders (the “Meeting”).

There are 2,285,000 common shares issued and outstanding as at the record dated of October 31, 2005 of which the following shares were represented at the Meeting.

Represented in Person:  385,000 common shares

Represented by Proxy:  1,535,500 common shares

This represented a total of 1,920,500 common shares which represents 84% of the issued and outstanding shares.

The matters approved by the shareholders were as follows:

1. The election of E. Del Thachuk and B. Gordon Brooke as directors; and

2.	The appointment of Madsen & Associates, CPA’s Inc. as the Company’s independent accountants for the year ended August 31, 2006.

At a subsequent Directors’ Meeting, the directors appointed the following officers:

E. Del Thachuk   Chief Executive Officer and President

B. Gordon Brooke  Chief Financial Officer and Chief Accounting Officer

Maryanne Thachuk  Secretary Treasurer

In addition to the above appointments, the Directors appointed B. Gordon Brooke as Chairperson of the Audit Committee and E. Del Thachuk as a member of the Audit Committee.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

1	Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from Standard’s Registration Statement on Form 10-SB filed on December 6, 1999)

1.2	Articles of Incorporation (incorporated by reference from Standard’s Registration Statement on Form 10-SB filed on December 6, 1999)

1.3	By-laws (incorporated by reference from Standard’s Registration Statement on Form 10-SB filed on December 6, 1999)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

99.3	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.4	Certificate pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

(b)	Reports on Form 8-K - Filed on November 22, 2005 regarding certain motions approved by the shareholders at the Annual General Meeting of Stockholders

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD CAPITAL CORPORATION
(Registrant)

/s/ “E. Del Thachuk”
E. Del Thachuk
Chief Executive Officer
President and Director

Dated: January 13, 2006

/s/ “ B. Gordon Brooke”
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: January 13, 2006

21