Form 10QSB
period 2006-02-28
STANDARD CAPITAL CORP
filed 2006-04-12
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
                    For the quarterly period ended  February 28, 2006

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

February 28, 2006: 2,285,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2006 and August 31, 2005	4

	Statement of Operations For the three and six months ended February 28, 2006 and 2005 and for the period September 24, 1998 (Date of Inception) to February 28, 2006	5

	Statement of Cash Flows For the six months ended February 28, 2006 and 2005 and for the period September 24, 1998 (Date of Inception) to February 28, 2006	6

	Statement of Changes in Stockholders’ Equity For the period from September 24, 1998 (Date of Inception) to February 28, 2006	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 2.	Changes in Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at February 28, 2006 (with comparative figures as at August 31, 2005) and the statement of operations for the three and six months ended February 28, 2006 and 2005 and the statement of cash flows for the six months ended February 28, 2006 and 2005 and for the period from September 24, 1998 (date of incorporation) to February 28, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2006, are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

BALANCE SHEETS

February 28, 2006
(with comparative figures at August 31, 2005)

(Unaudited - Prepared by Management)

	February 28 2006	August 31 2005
ASSETS

CURRENT ASSETS

Bank	$ 8,586	$ 103

	$ 8,586	$ 103

LIABILITIES

Accounts payable - related party	$ 30,971	28,403
Accounts payable and accrued liabilities	25,914	44,639
	56,885	73,042

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
200,000,000 shares authorized, at $0.001 par
value, 2,285,000 shares issued and outstanding (August 31, 2005 - 1,295,000 shares issued and outstanding)	2,285	1,295

Capital in excess of par value	81,765	31,155

Deficit accumulated during the pre-exploration stage	(132,349)	(105,389)

Total Stockholders’ Equity (Deficiency)	(48,299)	(72,939)

	$ 8,586	$ 103

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three and six months ended February 28, 2006 and 2005 and for the period from September 24, 1998 (Date of Inception) to February 28, 2006
(Unaudited - Prepared by Management)

	For the Three months Ended Feb 28, 2006	For the Three Months Ended Feb 28, 2005	For the Six Months Ended Feb 28, 2006	For the Six Months Ended Feb 28, 2005	Date of Inception to Feb 28, 2006

SALES	$ -	$ -	$ ______-	$_____-	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,695	1,250	2,940	2,500	40,890
Annual General Meeting costs	-	-	679	-	2,230
Bank charges and interest	23	19	166	37	1,767
Consulting fees	-	-	10,000	-	12,500
Edgar filing fees	250	250	500	500	6,679
Filing fees	92	-	103	-	767
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	-	-	2,500	-	2,987
Management fees	600	600	1,200	1,200	18,000
Miscellaneous	-	-	-	-	1,600
Office expenses	455	14	1,239	14	2,817
Rent	300	300	600	600	9,000
Staking and exploration costs	661	3,070	3,761	3,070	13,617
Telephone	150	150	300	600	4,500
Transfer agent’s fees	-	321	622	628	7,152
Travel and entertainment	147	-	2,350	(300)	4,808

NET LOSS	$ (4,373)	$ (5,974)	$ (26,960)	$ (8,849)	$ (132,349)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ 0.01	$ -

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	1,295,000	2,120,912	1,295,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2006 and 2005 and for the period from September 24, 1998 (Date of Inception) to February 28, 2006

(Unaudited - Prepared by Management)

	For the Six Months Ended February 28, 2006	For the Six Months Ended February 28, 2005	Date of Inception To February 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (26,960)	$ (8,849)	$ (132,349)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in assets and liabilities:
Accounts payable	(18,725)	6,712	25,914
Accounts payable - related party	2,568	70	30,971
Capital contributions - expenses	2,100	2,100	31,500

Net Cash (Deficiency) from Operations	(41,017)	33	(43,964)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	49,500	-	52.550

	49,500	-	52,550

Net increase in Cash	8,483	33	8,586

Cash at Beginning of Period	103	68	-

CASH AT END OF PERIOD	$ 8,586	$ 101	$ 8,586

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception) to February 28, 2006
(Unaudited - Prepared by Management)
	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 - February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 - February 15, 1999	195,000	195	1,755	-

Capital contributions - expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Issuance of common shares for cash at $0.05 - September 30, 2005	990,000	990	48,510	-

Capital contributions	-	-	2,100	-

Net operating loss for the period ended February 28, 2006	-	-	-	(26,960)

Balance as at February 28, 2006	2,285,000	$ 2,285	$ 81,765	$ (132,349)

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2006
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

On February 28, 2006, the Company had a net operating loss carry forward of $132,349. The tax benefit of $39,705 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2025.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2006
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
February 28, 2006
(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF MINERAL CLAIM

The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2007. The claims may be extended for one year by the payment of $3,780 Cdn or the completion of work on the property of $3,600 Cdn. Plus a filing fee of $180 Cdn.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On February 28, 2006, officers-directors and their family had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $30,971, and have made contributions to capital of $31,500 in the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $132,349. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,615 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,450), auditing ($3,585), Edgar fees ($1,500), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($280), exploration activities on the Standard claim ($3,300), office and miscellaneous ($800), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent ($1,200). The above noted figure does not include amounts owed to third party creditors in the amount of $25,914 as at February 28, 2006. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $40,529. At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

The Standard claim

The Standard claim is located in the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia. The Standard claim has had sufficient work and cash expended on it to maintain it in good standing with the Ministry of Energy and Mines until February 23, 2007.

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

3.	Standard lacks an operating history and has losses which it expects to continue into the future. As a result, Standard may have to suspend or cease exploration activity or cease operations.

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure. Standard’s net loss from inception to February 28, 2006 is $132,349. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

5.
The Standard claim has no known ore reserves. Without ore reserves Standard cannot generate income and if it cannot generate income it will have to cease exploration activity which will result in the loss of its shareholders’ investment.

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

6.
Because Standard is small and does not have much capital, it must limit its exploration and as a result may not find an ore body. Without an ore body, Standard cannot generate revenues and its shareholders will lose their investment.

Any potential development of and production from Standard’s exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because Standard is small and does not have much capital, it must limit its exploration activity unless and until it raises additional capital.

●	Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities;
●	Availability and costs of financing,
●	Ongoing costs of production,
●	Market prices for the minerals to be produced,
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulation and control.

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

Title to the property Standard intends to explore is not held in its name. Title to the Standard Claim is recorded in the name of Del Thachuk, President of Standard. In the event Del Thachuk was to grant a third party a deed of ownership, by way of Bill of Sale Absolute, which was subsequently registered prior to our deed, that third party would obtain good title and we would have nothing. Similarly, if Del Thachuk were to grant an option to a third party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims and we would have little recourse against such third party even though we would be harmed, would not own any property and would have to cease operations. Although we would have recourse against Del Thachuk in the situations described, there is a question as to whether that recourse would have specific value.

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

Standard’s common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for its shares. Therefore, Standard’s shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, Standard’s shareholders might not receive a price per share which they might have received had there been a public market for Standard’s shares. It is Standard’s intention to apply for a quotation on the OTC Bulletin Board (“OTCBB”) whereby:

●	It will have to be sponsored by a participating market maker who will file a Form 211 on its behalf since it will not have direct access to the NASD personnel; and
●	Standard will not be quoted on the OTCBB unless it is current in its periodic reports; being at a minimum Forms 10KSB and 10QSB, filed with the SEC or other regulatory authorities.

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

18. Standard anticipates the need to sell additional treasury shares in the future meaning that there will be a dilution to its existing shareholders resulting in their percentage ownership in Standard being reduced accordingly.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Standard’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Standard’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Standard’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no material changes in Standard’s internal controls or in other factors that could materially affect Standard’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which Standard is a party or to which its mineral claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Under an Offering Memorandum dated September 5, 2005 the Company raised $49,500 through the sale of 990,000 common shares at a price of $0.05 per share. Directors and officers subscribed for 170,000 common shares. The use of proceeds from the sale of these shares have been distributed as follows as at February 28, 2006:

Source of Disbursement	Ref.	Amount

Independent accountants	(i)	$ 11,445
Consulting - preparation of SB-2	(ii)	10,000
Directors reimbursement of expenses	(iii)	540
Exploration expenses	(iv)	3,761
Filing fees and franchise tax	(v)	85
Office expenses	(vi)	358
Office expenses - accounts payable	(vii)	681
Transfer agent - accounts payable	(viii)	4,000
Travel expenses	(ix)	992
Prior exploration - account payable	(x)	2,605
Transfer agent - current fees	(xi)	622
Other accounts payable payments	(xii)	3,158
Legal fees	(xiii)	2,500
Bank charges and expenses		167
Cash on hand - February 28, 2006		8,586
Total amount raised		$ 49,500

(i)	Payment to Madsen & Associate CPA’s Inc. for outstanding balance as at August 31, 2005, plus payment for November 30, 2005 review engagement.

(ii)	Directors’ approved the use of a consultant to prepare and submit a registration statement for filing with the Securities and Exchange Commission.

(iii)    Payment to directors for miscellaneous expenses such as entertainment and office.

(iv)
Advance of $3,261 made to allow exploration work on the Standard claim in early November. The exploration work has been completed and filed with the Ministry of Energy and Mines. An additional $500 was paid for the transfer of the Standard claims into a director’s name for the convenience of the Company.

(v)	Franchise tax of $75 plus miscellaneous filing fees.

(vi)    Payment of photocopying, fax and courier.

(vii)    Represents amounts owed for the past for photocopying, fax and courier.

(viii)	Standard negotiated with Nevada Agency & Trust Company to settle their outstanding account for the total consideration of $4,000.

(ix)    Represents various travel expenses incurred by Standard’s President over the past year.

(x)	Certain exploration expenses incurred in past years had not been settled in full and therefore were paid from the proceeds of the Offering Memorandum.

(xi)
An invoice in the amount of $622 was received from the transfer agent for the issuance of shares subscribed for under the Offering Memorandum dated September 5, 2005 and for several copies of the shareholders’ report.

(xii)    Represents the payment of certain amounts set up in accounts payable.

(xiii)	Standard engaged the services of Conrad C. Lysiak, attorney at law, to given a legal opinion to be included in the Form SB-2 filed with the Securities and Exchange Commission on November 10, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2005, Standard held its Second Annual General Meeting of Stockholders (the “Meeting”).

There are 2,285,000 common shares issued and outstanding as at the record date of October 31, 2005 of which the following shares were represented at the Meeting.

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

STANDARD CAPITAL CORPORATION
(Registrant)

E. DEL THACHUK
E. Del Thachuk
Chief Executive Officer
President and Director

Dated: April 10, 2006

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: April 10, 2006