Form 10QSB
period 2006-05-31
STANDARD CAPITAL CORP
filed 2006-07-18
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended May 31, 2006

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 0-25707

                STANDARD CAPITAL CORPORATION
                     (Exact name of small business issuer as specified in its charter)

Delaware	91-1949078
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2429 -128th Street, Surrey, British Columbia, Canada, V4A 3W2
(Address of principal executive offices)

1-604-538-4898
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

May 31, 2006: 2,285,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at May 31, 2006 (with comparative figures as at August 31, 2005) and the statement of operations for the three and nine months ended May 31, 2006 and 2005 and the statement of cash flows for the nine months ended May 31, 2006 and 2005 and for the period from September 24, 1998 (date of incorporation) to May 31, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2006, are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

BALANCE SHEETS

May 31, 2006
(with comparative figures at August 31, 2005)

(Unaudited - Prepared by Management)

	May 31 2006	August 31 2005
ASSETS

CURRENT ASSETS

Bank	$ 4,387	$ 103

	$ 4,387	$ 103

LIABILITIES

Accounts payable - related party	$ 31,016	28,403
Accounts payable and accrued liabilities	23,336	44,639
	54,352	73,042

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par
value, 2,285,000 shares issued and outstanding (August 31, 2005 - 1,295,000 shares issued and outstanding)	2,285	1,295

Capital in excess of par value	82,815	31,155

Deficit accumulated during the pre-exploration stage	(135,065)	(105,389)

Total Stockholders’ Deficiency	(49,965)	(72,939)

	$ 4,387	$ 103

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2006 and 2005 and for the period from September 24, 1998 (Date of Inception) to May 31, 2006
(Unaudited - Prepared by Management)

	For the Three months Ended May 31, 2006	For the Three Months Ended May 31, 2005	For the Nine Months Ended May 31, 2006	For the Nine Months Ended May 31, 2005	Date of Inception to May 31, 2006

SALES	$ -	$ -	$ ______-	$_____-	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,245	1,250	4,185	3,750	42,135
Annual General Meeting costs	-	-	679	-	2,230
Bank charges and interest	23	19	188	56	1,790
Consulting fees	-	-	10,000	-	12,500
Edgar filing fees	250	250	750	750	6,929
Filing fees	-	-	28	-	767
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	-	-	2,500	-	2,987
Management fees	600	600	1,800	1,800	18,600
Miscellaneous	-	60	75	60	1,600
Office expenses	130	-	1,370	14	2,947
Rent	300	300	900	900	9,300
Staking and exploration costs	-	-	3,761	3,070	13,617
Telephone	150	150	450	450	4,650
Transfer agent’s fees	18	1,554	640	2,182	7,170
Travel and entertainment	-	-	2,350	-	4,808

NET LOSS	$ (2,716)	$ (4,183)	$ (29,676)	$ (13,032)	$ (135,065)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ 0.01	$ 0.01

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	1,295,000	2,176,209	1,295,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2006 and 2005 and for the period from September 24, 1998 (Date of Inception) to May 31, 2006

(Unaudited - Prepared by Management)

	For the Nine Months Ended May 31, 2006	For the Nine Months Ended May 31, 2005	Date of Inception To May 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (29,676)	$ (13,032)	$ (135,065)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in assets and liabilities:
Accounts payable	(21,303)	6,696	23,336
Capital contributions - expenses	3,150	3,150	32,550

Net Cash (Deficiency) from Operations	(47,829)	(3,186)	(79,179)

CASH FLOWS FROM FINANCING ACTIVITIES:

Accounts payable - related party	2,613	3,140	31,016
Proceeds from issuance of Common stock	49,500	-	52.550

	52,113	3,140	83,566

Net increase in Cash	4,284	(46)	4,387

Cash at Beginning of Period	103	68	-

CASH AT END OF PERIOD	$ 4,387	$ 22	$ 4,387

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception) to May 31, 2006
(Unaudited - Prepared by Management)
	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 - February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 - February 15, 1999	195,000	195	1,755	-

Capital contributions - expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Issuance of common shares for cash at $0.05 - September 30, 2005	990,000	990	48,510	-

Capital contributions	-	-	3,150	-

Net operating loss for the period ended May 31, 2006	-	-	-	(29,676)

Balance as at May 31, 2006	2,285,000	$ 2,285	$ 82,815	$ (135,065)

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2006
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

On May 31, 2006, the Company had a net operating loss carry forward of $135,065. The tax benefit of $40,520 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2025.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2006
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
May 31, 2006
(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF MINERAL CLAIM

The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2007. The claims may be extended for one year by the payment of $3,780 Cdn or the completion of work on the property of $3,600 Cdn, plus a filing fee of $180 Cdn.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On May 31, 2006, officers-directors and their family had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $31,016, and have made contributions to capital of $32,550 in the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $135,065. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,615 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,450), auditing ($3,585), Edgar fees ($1,500), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($280), exploration activities on the Standard claim ($3,300), office and miscellaneous ($800), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent ($1,200). The above noted figure does not include amounts owed to third party creditors in the amount of $23,336 as at May 31, 2006. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $37,951. At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure. Standard’s net loss from inception to May 31, 2006 is $135,065. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Under an Offering Memorandum dated September 5, 2005 the Company raised $49,500 through the sale of 990,000 common shares at a price of $0.05 per share. Directors and officers subscribed for 170,000 common shares. The use of proceeds from the sale of these shares have been distributed as follows as at May 31, 2006:

Source of Disbursement	Ref.	Amount

Independent accountants	(i)	$ 11,940
Consulting - preparation of SB-2	(ii)	10,000
Directors reimbursement of expenses	(iii)	540
Exploration expenses	(iv)	3,761
Filing fees and franchise tax	(v)	85
Office expenses	(vi)	444
Office expenses - accounts payable	(vii)	681
Transfer agent - accounts payable	(viii)	4,000
Travel expenses	(ix)	992
Prior exploration - account payable	(x)	2,605
Transfer agent - current fees	(xi)	622
Other accounts payable payments	(xii)	6,755
Legal fees	(xiii)	2,500
Bank charges and expenses		188
Cash on hand - May 31, 2005		4,387
Total amount raised		$ 49,500

(i)	Payment to Madsen & Associate CPA’s Inc. for outstanding balance as at August 31, 2005, plus payment for November 30, 2005 and February 28, 2006 review engagements.

(ii)	Directors’ approved the use of a consultant to prepare and submit a registration statement for filing with the Securities and Exchange Commission.

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

(xii) Represents the payment of certain amounts set up in accounts payable.

(xiii)	Standard engaged the services of Conrad C. Lysiak, attorney at law, to give a legal opinion to be included in the Form SB-2 filed with the Securities and Exchange Commission on November 10, 2005.

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

Dated: July 18, 2006

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: July 18, 2006