Form 10KSB
period 2006-08-31
STANDARD CAPITAL CORP
filed 2006-11-02
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended August 31, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number 0-25707

STANDARD CAPITAL CORPORATION
(Exact name of Company as specified in charter)

Delaware	91-1949078
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

2429 - 128th Street Surrey, British Columbia, Canada	V4A 3W2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-604-538-4898

Securities registered pursuant to section 12 (b) of the Act:

Title of each share None	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Standard was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Standard’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [X]     No [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Standard. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2006, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2006, Standard has 2,285,000 shares of common stock issued and outstanding.

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

Standard owns the exclusive rights to all minerals on the Standard claim except for coal which is under a separate license. There are virtually limited possibilities that there is any coal on the Standard claim. The claim is in good standing until February 24, 2007. The actual land is owned by the Crown (the Province of British Columbia). If Standard does not perform exploration work or pay cash-in-lieu in the amount of $3,100 on or before February 24, 2007 the rights to the mineral claim will expire and the ground can be staked by someone else.

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

The auditors have expressed a concern regarding whether our Company will continue as a going concern if it does not receive adequate financing to meet its obligations. The auditors are indicating there might be substantial doubt regarding our Company’s continuation as an operating concern over the next twelve months. If our director is unwilling to advance us some funds to maintain our Company in good standing, there is the possibility that we might cease to be an operating company. As a shareholder of our Company you should read the auditors’ report and Note 7 to the audited financial statements included in this Form 10-KSB.

2.	We lack an operating history and have accumulated losses, which are expected to continue into the future.

Since inception, we have not realized any revenue to date and have no operating history upon which an evaluation of our future success or failure can be made. The accumulated losses since February 24, 1998 are $ 142,376. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

6.	We may not be able to raise money for exploration when needed due to the prevailing price of gold which is beyond our control.

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

Claim Name	Tenure No.	Units	Expiry Date

Standard	367933	18	February 24, 2007

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

The Standard claim had sufficient work and cash expended on it to maintain it in good standing with the Ministry of Energy and Mines until February 24, 2004.

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

In June and October 2005, a physical work program was conducted by Edward Skoda on the Standard claim. Reconnaissance prospecting determined the Saddle Area, located at the headwaters of the northern tributary of Blackbird Creek, required geophysics to explore below the Morraine Deposits. The services of SJV Geophysics were contracted to conduct magnetic field and very low frequency surveys over the Saddle area. The results of the survey would determine a Phase II diamond drill program. The objective of the physical work program was to determine if any anomalous ground lay below the glacial Morraine Deposits.

The claim is now in good standing until February 24, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There was an Annual General Meeting on November 18, 2005 where the stockholders re-elected Del Thachuk and Gordon Brooke as directors for the forthcoming year and approved the appointment of Madsen & Associated CPA’s. Inc. as the independent auditors.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year, there has been no established trading market for Standard’s common stock. Since its inception, Standard has not paid any dividends on its common stock, and Standard does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2006 Standard had 37 shareholders; one of these shareholders is an officer and director of Standard.

The Company, under an Offering Memorandum dated September 5, 2005 accepted subscriptions from 20 investors in the amount of $49,500 representing 990,000 common shares at a price of $0.05 per share. These funds have been used as follows:

Payment of outstanding accounts payable:
Independent auditors	$10,500
Office expense	4,115
Transfer agent fees	4,000
Previous exploration expenses	2,605
Consulting fees	3,596	$24,816
Balance of cash on hand before private placement used for expenses		(103)

Other expenses paid as incurred:
Consulting fees - preparation of Form SB-2		10,000
Automobile travel expenses paid to the President		991
Travel expenses for Chief Financial Officer		540
Legal opinion for inclusion in Form SB-2		2,500
Assessment work on the Standard claim		3,100
Other exploration expenses		661
Independent auditors - quarterly reports and other		1,935
Transfer agent fees		1,822
Franchise tax and filing fees		302
Annual general meeting		679
Amount of disbursement from Offering Memorandum		47,243
Less: original amount of private placement		(49,500)

Balance of cash on hand as at August 31, 2006		$ 2,257

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050. In October and November 2005, the Company issued a further 990,000 common shares at a price of $0.05 per share for a total consideration of $49,500. As at August 31, 2006 there were a total of 2,285,000 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2006, the Company had cash of $2,257 and liabilities of $58,483. The liabilities of $27,427 owed to general creditors are as follows: $2,500, internal accountant - $18,950, edgarizing financial statements and other reports - $5,490 and other payables - $420. The amount owed to related parties of $31,056 is non-interest bearing and has not fixed terms of repayment.

During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 7,935
Annual general meeting	ii	679
Bank charges		210
Consulting fees	iii	10,000
Edgar filings	iv	1,300
Exploration and filing fees	v	3,761
Filing fees and franchise taxes	vi	302
Legal fees	vii	2,500
Management fees	viii	2,400
Office	ix	1,647
Rent	x	1,200
Telephone	xi	600
Transfer agent's fees and interest	xii	1,889
Travel and entertainment	xiii	2,564
Total expenses		$ 36,987

i.
The Company accrues $495 in fees to its auditors, Madsen & Associates, CPA's Inc., for the review of its 10-QSBs and $2,500 for the examination of the Form 10-KSB. In addition, the Company has accrued $750 each for its November 10-QSB, February and May 10-QSBs; also, $1,250 has been accrued for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSBs.

ii.	On November 18, 2005, the Company held its Annual General Meeting. The expense represents meeting room rental charges, coffee and lunch.

iii. Consulting fees of $10,000 have been paid for the completion of the Company’s SB-2.

iv The Company has incurred certain expenses during the year for filing its various Forms 10-QSB and 10-KSB with the SEC. The expense for filing these Forms 10-QSB was $250 per quarter and the Form 10-KSB is $400. An additional $150 was charged for a Notice of Late Filing.

v. In February 2006, the Company paid $3,828 Canadian for assessment work on the Standard claim. This expenditure maintained the claim in good standing until February 24, 2007. An additional $500 US was paid to a consultant to transfer the Standard Claim into Del Thachuk’s name. In February 2006 B.C. mining assessment fees of $180 Canadian were paid.

vi. The Company has paid annual filing fees to The Company Corporation of $199. Franchise taxes were paid by the Company to the State of Delaware in the amount of $86 including interest. Other filing fees of $18 were paid.

vii. Legal fees of $2,500 were paid in October 2005 for the legal opinion to be included in the SB-2.

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

ix. Office expenses of $978 were paid to the Company’s directors for expenditures on behalf of the Company. General expenses of $595 for photocopying, fax and courier were paid. Computer setup expense of $86 was paid.

x. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $100 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

xi. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $50 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

xii. During the period, the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In October 2005, the Company incurred stock transfer and issuance fees of $622. In June 2006 shareholder report fees of $67 were incurred.

xiii.  Travel and entertainment expenses of $2,564 were incurred by the directors of the Company.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Paymentsfrom PrivatePlacement	Required Funds for Twelve Months

Accounting and audit	1	$ 7,500	$ 21,450	$ (2,257)	$ 26,693
Bank charges		200	-	-	200
Edgar filing fees	2	1,150	5,490	-	6,640
Exploration expenses	3	3,100	-	-	3,100
Filing fees and franchise taxes	4	299	-	-	299
Office	5	1,500	420	-	1,920
Transfer agent's fees	6	1,200	67	-	1,267
Travel and entertainment	7	2,500	-	-	2,500
Estimated expenses		$ 17,699	$ 27,427	$ (2,257)	$ 42,869

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

1.  Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-QSB - Nov. 30, 2006	$ 750	$ 500	$ 1,250
Form 10-QSB - Feb 28, 2007	750	500	1,250
Form 10-QSB - May 31, 2007	750	500	1,250
Form 10-KSB - Aug 31, 2007	1,250	2,500	3,750

	$ 3,500	$ 4,000	$ 7,500

2. Edgar filing fees comprise the cost of filing the various Forms 10-KSB and 10-QSB on Edgar. It is estimated the cost for each of the Form 10-QSBs will be $250 and the cost of filing the 10-KSB will be $400.

3. To maintain the Standard claim in good standing the Company will incur a cost of Cdn $200 per unit. The number of units comprising the Standard claim is 18 and therefore, the minimum cost will be $3,600 Cdn or $3,100 US.

4. Filing fees for the Company as a registered agent are $199 per year. Franchise taxes paid to the State of Delaware are $100.

5. Relates to photocopying and faxing and miscellaneous directors’ expenses based on prior year’s actual charges.

6. Each year the Company is charged a fee of $1,200 by its transfer agent to act on its behalf.

7. Travel and entertainment expenses are based on prior year’s expenses.

Standard will have to raise funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2006 and through the subsequent period to, to the best of Standard's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Standard’s Chief Executive Officer and it Chief Financial Officer, after evaluating the effectiveness of Standard’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c) as of the date within 90 days of the filing of this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Standard’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no significant changes in Standard’s internal controls or in other factors that could significantly affect Standard’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of August 31, 2006, the name, age, and position of each executive officers and director and the term of office of each director of Standard.

Name	Age	Position Held	Term as Director Since

Del Thachuk	70	President and Director	1998

Maryanne Thachuk	69	Secretary Treasurer	-

B. Gordon Brooke	62	Chief Financial Officer, Chief Accounting Officer and Director	2004

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

The following table sets forth as at August 31, 2006, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Del Thachuk	Chief Executive Officer. President and Director	3 5	September 11, 2002 November 17, 2003

Maryanne Thachuk	Secretary Treasurer	3	November 21, 2003

B. Gordon Brooke	Chief Financial Officer, Chief Accounting Officer and Director	3	March 5, 2004

ITEM 10. EXECUTIVE COMPENSATION
Cash Compensation

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2006.

The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2003 to 2006 to Standard’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.
Summary Compensation Table (2003-2006)
                     Long Term Compensation (US Dollars)
                              Annual Compensation                   Awards                      Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Other annual Comp.($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Del Thachuk Chief Executive Officer, President and Director	2003 2004 2005 2006	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Maryanne Thachuk Secretary Treasurer	2003 2004 2005 2006	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Alexander J. Ibsen Former Chief Financial Officer and Director	2004 2005	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

B. Gordon Brooke Chief Accounting Officer , Chief Financial Officer and Director	2004 2005 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

There has been no compensation given to either of the Director or Officers during the periods ended August 31, 2003 to 2006. There are no stock options outstanding as at August 31, 2006, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at August 31, 2006, the name and address and the number of shares of Standard’s common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership	Percent of Class

DEL THACHUK 2429 - 128th Street, Surrey, British Columbia Canada, V4A 3W2	Direct	200,000 (i)	8.75

MARYANNE THACHUK 2429 - 128th Street, Surrey, British Columbia Canada, V4A 3W2	Direct	20,000(i)	.01

GORDON BROOKE 115 Angelene Street, Mississauga, Ontario Canada, L5G 1X1	Direct	50,000(i)	.02

Director and Officers as a whole	Direct	270,000	8.78

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares have been sold but the certificate has not been changed to denote the new owner.

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

(a) (1)  Financial Statements.

The following financial statements are included in this report:

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

1. Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from Standard’s Registration Statement on Form 10-SB filed on December 6, 1999)

1.2	Articles of Incorporation (incorporated by reference from Standard’s Registration Statement on Form 10-SB filed on December 6, 1999)

1.3	By-laws (incorporated by reference from Standard’s Registration Statement on Form 10-SB filed on December 6, 1999)

99.1	Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

99.2	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certificate Pursuant to Section 301(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Standard’s annual financial statements and the review included in Standard’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $8,035.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Standard’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was NIL.

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

STANDARD CAPITAL CORPORATION
(Registrant)

By: E. DEL THACHUK
E. Del Thachuk
Chief Executive Officer,
President and Director

October 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By: E. DEL THACHUK
E. Del Thachuk
Chief Executive Officer,
President and Director

October 30, 2006

By: B. GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer,
Chief Financial Officer and Director

October 30, 2006

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

Board of Directors
Standard Capital Corporation
Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Standard Capital Corporation (pre- exploration stage company) at August 31, 2006, and the statement of operations, stockholders' equity, and cash flows for the years ended August 31, 2006 and 2005 and for the period September 24, 1998 (date of inception) to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2006, and the results of operations, and cash flows for the years ended August 31, 2006 and 2005 and the period September 24, 1998 (date of inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah      /s/ “Madsen & Associates, CPA’s Inc.”
October 28, 2006

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
BALANCE SHEET
August 31, 2006

ASSETS

CURRENT ASSETS

Cash	$ 2,257

Total Current Assets	$ 2,257

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable - related parties	$ 31,056
Accounts payable	27,427
58,483

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285

Capital in excess of par value	83,865

Deficit accumulated during the pre-exploration stage	(142,376)

Total Stockholders’ Deficiency	(56,226)

$ 2,257

The accompanying notes are an integral part of these financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended August 31, 2006 and 2005 and the Period
September 24, 1998 (Date of Inception) to August 31, 2006

	Aug 31, 2006	Aug 31, 2005	Sept 24, 1998 to Aug 31, 2006

REVENUES	$ -	$ -	$ -

EXPENSES	36,987	13,105	142,376

NET LOSS	$ (36,987)	$ (13,105)	$ (142,376)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.02)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,203,630	1,295,000

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception) to August 31, 2006

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 - February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 - February 15, 1999	195,000	195	1,755	-

Capital contributions - expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Issuance of common shares for cash at $0.05 - September 30, 2005	990,000	990	48,510	-

Capital contributions	-	-	4,200	-

Net operating loss for the year endedAugust 31, 2006	-	-	-	(36,987)

Balance, August 31, 2006	2,285,000	2,285	83,865	(142,376)

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years ended August 31, 2006 and 2005 and the Period
September 24, 1998 (Date of Inception) to August 31, 2006

	Aug 31, 2006	Aug 31, 2005	Sept 24, 1998 to Aug 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (36,987)	$ (13,105)	$ (142,376)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	(17,212)	5,700	27,427
Capital contributions - expenses	4,200	4,200	33,600

Net Change in Cash from Operations	(49,999)	3,205	(81,349)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	2,653	3,240	31,056
Proceeds from issuance of common stock	49,500	-	52,550
	52,153	3,240	83,606

Net Increase in Cash	2,154	35	2,257

Cash at Beginning of Period	103	68	-

CASH AT END OF PERIOD	$ 2,257	$ 103	$ 2,257

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Capital contributions - expenses	$ 4,200	$ 4,200	$ 33,600

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

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

On August 31, 2006, the Company had a net operating loss carry forward of $142,376. The tax benefit of approximately $42,700 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2026.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

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
August 31, 2006

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

3. ACQUISITION OF MINING CLAIMS

The Company acquired one 18 unit metric claim known as the Standard claim located within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia with an expiration date of February 23, 2007. The claims may be extended for one year by the payment of $3,780 Cdn or the completion of work on the property of $3,600 Cdn plus a filing fee of $180 Cdn.

The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

       On August 31, 2006, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $31,056 and have made contributions to capital of $33,600 to the Company in the form of expenses paid for the Company.

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

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006

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