Form 10QSB
period 2006-11-30
STANDARD CAPITAL CORP
filed 2007-01-11
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 0-24707

STANDARD CAPITAL CORPORTION
(Exact name of Company as specified in charter)

Delaware	91-1949078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee I.D. No.)

2429 - 128TH Street
Surrey, British Columbia, Canada	V4A 3W2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-604-538-4898

N/A
(Former name, former address and formal fiscal year, if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes [X]     No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

December 31, 2006:     2,285,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2006 and August 31, 2006	4

	Statement of Operations For the three months ended November 30, 2006 and 2005 and for the period September 24, 1998 (Date of Inception) to November 30, 2006	5

	Statement of Cash Flows For the three months ended November 30, 2006 and 2005 and for the period September 24, 1998 (Date of Inception) to November 30, 2006	6

	Statement of Changes in Stockholders’ Equity For the period from September 24, 1998 (Date of Inception) to November 30, 2006	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 2.	Changes in Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at November 30, 2006 (with comparative figures as at August 31, 2006) and the statement of operations for the three months ended November 30, 2006 and 2005 and the statement of cash flows for the three months ended November 30, 2006 and 2005 and for the period from September 24, 1998 (date of incorporation) to November 30, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2006, are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

BALANCE SHEETS

November 30, 2006
(with comparative figures at August 31, 2006)

(Unaudited - Prepared by Management)

	November 30 2006	August 31 2006
ASSETS

CURRENT ASSETS

Bank	$ 293	$ 2,257

	$ 293	$ 2,257

LIABILITIES

Accounts payable - related party	$ 33,903	31,056
Accounts payable and accrued liabilities	26,117	27,427
	60,020	58,483

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
200,000,000 shares authorized, at $0.001 par
value, 2,285,000 shares issued and outstanding (August 31, 2006 - 2,285,000 shares issued and outstanding)	2,285	2,285

Capital in excess of par value	84,915	83,865

Deficit accumulated during the pre-exploration stage	(146,927)	(142,376)

Total Stockholders’ Equity (Deficiency)	(59,727)	(56,226)

	$ 293	$ 2,257

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three months ended November 30, 2006 and 2005 and for the period from September 24, 1998 (Date of Inception) to November 30, 2006
(Unaudited - Prepared by Management)

	For the Three months Ended November 30, 2006	For the Three Months Ended November 30, 2005	Date of Inception to November 30, 2006

SALES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,245	1,245	47,130
Annual General Meeting costs	-	679	2,230
Bank charges and interest	53	143	1,864
Consulting fees	-	10,000	12,500
Edgar filing fees	250	250	7,729
Filing fees	-	12	965
Geological report	-	-	2,780
Incorporation costs	-	-	255
Legal fees	-	2,500	2,987
Management fees	600	600	19,800
Miscellaneous	-	-	1,600
Office expenses	1,896	784	5,121
Rent	300	300	9,900
Staking and exploration costs	-	3,100	13,617
Telephone	150	150	4,950
Transfer agent’s fees	57	622	8,476
Travel and entertainment	-	2,202	5,023

NET LOSS	$ (4,551)	$ (22,587)	$ (146,927)

NET LOSS PER COMMON SHARE
Basic	$ -	$ 0.02

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	1,295,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2006 and 2005 and for the period from September 24, 1998 (Date of Inception) to November 30, 2006

(Unaudited - Prepared by Management)

	For the Three Months Ended November 30, 2006	For the Three onths Ended November 30, 2005	Date of Inception To November 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (4,551)	$ (22,587)	$ (146,927)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in assets and liabilities:
Accounts payable	(1,310)	(19,725)	26,117
Accounts payable - related party	2,847	2,789	33,903
Capital contributions - expenses	1,050	1,050	34,650

Net Cash (Deficiency) from operations	(1,964)	(38,473)	(52,257)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	49,500	52.550

	-	49,500	52,550

Net increase (decrease) in Cash	(1,964)	11,027	293

Cash at Beginning of Period	2,257	103	-

CASH AT END OF PERIOD	$ 293	$ 11,130	$ 293

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception) to November 20, 2006
(Unaudited - Prepared by Management)
	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 - February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 - February 15, 1999	195,000	195	1,755	-

Capital contributions - expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Issuance of common shares for cash at $0.05 - September 30, 2005	990,000	990	48,510	-

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2006	-	-	-	(36,987)

Capital contributions	-	-	1,050	-

Net operating loss for the period ended November 30, 2006	-	-	-	(4,551)

Balance as at November 30, 2006	2,285,000	$ 2,285	$ 84,915	$ (146,927)

The accompanying notes are an integral part of these financial statements

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2006
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

On November 30, 2006, the Company had a net operating loss carry forward of $146,927. The tax benefit of $44,078 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2025.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2006
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
November 30, 2006
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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On November 30, 2006, officers-directors and their family had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $33,903, and have made contributions to capital of $34,650 in the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $146,927. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,734 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,500), auditing ($3,985), Edgar fees ($1,150), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($299), exploration activities on the Standard claim ($3,300), office and miscellaneous ($800), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent ($1,200). The above noted figure does not include amounts owed to third party creditors in the amount of $26,117 as at November 30, 2006. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $40,851. At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Standard’s auditors' report on its 2006 financial statements expressed an opinion that substantial doubt exists as to whether Standard can continue as an ongoing business for the next twelve months. Because its officers and directors are unwilling to loan or advance capital to it, Standard believes that if it does not raise additional capital through the issuance of treasury shares, Standard will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure. Standard’s net loss from inception to November 30, 2006 is $146,927. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

Standard’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Standard’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c)) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Standard’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

None

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

Dated: January 10, 2007

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: January 10, 2007