Form 10QSB
period 2007-02-28
STANDARD CAPITAL CORP
filed 2007-03-20
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

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

March 15, 2006: 2,285,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 28, 2007 and August 31, 2006	4

	Statement of Operations For the three and six months ended February 28, 2007 and 2006 and for the period September 24, 1998 (Date of Inception) to February 28, 2007	5

	Statement of Cash Flows For the six months ended February 28, 2007 and 2006 and for the period September 24, 1998 (Date of Inception) to February 28, 2007	6

	Statement of Changes in Stockholders’ Equity For the period from September 24, 1998 (Date of Inception) to February 28, 2007	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 2.	Changes in Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES.	21

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at February 28, 2007 (with comparative figures as at August 31, 2006) and the statement of operations for the three and six months ended February 28, 2007 and 2006 and the statement of cash flows for the six months ended February 28, 2007 and 2006 and for the period from September 24, 1998 (date of incorporation) to February 28, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

BALANCE SHEETS

February 28, 2007
(with comparative figures at August 31, 2006)

(Unaudited - Prepared by Management)

	February 28, 2007	August 31 2006
ASSETS

CURRENT ASSETS

Bank	$ 1,275	$ 2,257

	$ 1,275	$ 2,257

LIABILITIES

Accounts payable - related party	$ 44,507	31,056
Accounts payable and accrued liabilities	26,940	27,427
	71,447	58,483

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
200,000,000 shares authorized, at $0.001 par
value, 2,285,000 shares issued and outstanding	2,285	2,285

Capital in excess of par value	85,965	83,865

Deficit accumulated during the pre-exploration stage	(158,422)	(142,376)

Total Stockholders’ Equity (Deficiency)	(70,172)	(56,226)

	$ 1,275	$ 2,257

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three and six months ended February 28, 2007 and 2006 and for the period from September 24, 1998 (Date of Inception) to February 28, 2007
(Unaudited - Prepared by Management)

	For the three months ended Feb. 28, 2007	For the three months ended Feb. 28, 2006	For the six months ended Feb. 28, 2007	For the six months ended Feb. 28, 2006	Date of Inception to Feb. 28, 2007

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,250	1,695	2,495	2,940	48,380
Annual General Meeting	-	-	-	679	2,230
Bank charges and interest	23	23	76	166	1,887
Consulting fees	5,000	-	5,000	10,000	17,500
Edgar filing fees	250	250	500	500	7,979
Filing fees	-	92	-	103	965
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	-	-	-	2,500	2,987
Management fees	600	600	1,200	1,200	20,400
Miscellaneous	-	-	-	-	1,600
Office expenses	(78)	455	1,818	1,239	5,043
Rent	300	300	600	600	10,200
Staking and exploration costs	4,000	661	4,000	3,761	17,617
Telephone	150	150	300	300	5,100
Transfer agent’s fees	-	-	57	622	8,476
Travel and entertainment	-	147	-	2,350	5,023

NET LOSS	$ (11,495)	$ (4,373)	$(16,046)	$ (26,960)	$ (158,422)

NET LOSS PER COMMON SHARE
Basic	$ (0.01)	$ -	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000	2,285,000	2,120,912

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2007 and 2006 and for the period from September 24, 1998 (Date of Inception) to February 28, 2007

(Unaudited - Prepared by Management)

	For the Six Months Ended February 28, 2007	For the Six Months Ended February 28, 2006	Date of Inception To February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (16,046)	$ (26,960)	$ (158,422)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in assets and liabilities:
Accounts payable	(487)	(18,725)	26,940
Capital contributions - expenses	2,100	2,100	35,700

Net Cash (Deficiency) from Operations	(14,433)	(43,585)	(95,782)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	13,451	2,568	44,507
Proceeds from issuance of common stock	-	49,500	52.550

	13,451	52,068	97,057

Net increase (decrease) in Cash	(982)	8,483	1,275

Cash at Beginning of Period	2,257	103	-

CASH AT END OF PERIOD	$ 1,275	$ 8,586	$ 1,275

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception) to February 28, 2007
(Unaudited - Prepared by Management)
	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 - February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 - February 15, 1999	195,000	195	1,755	-

Capital contributions - expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Issuance of common shares for cash at $0.05 - September 30, 2005	990,000	990	48,510	-

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2006	-	-	-	(36,987)

Capital contributions	-	-	2,100	-

Net operating loss for the period ended February 28, 2007	-	-	-	(16,046)

Balance as at February 28, 2007	2,285,000	$ 2,285	$ 85,965	$ (158,422)

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
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

On February 28, 2007, the Company had a net operating loss carry forward of $158,422. The tax benefit of approximately $47,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2026.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
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
February 28, 2007
(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF MINERAL CLAIM

The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2008. The claims may be extended for one year by the payment of $3,780 Cdn or the completion of work on the property of $3,600 Cdn. plus a filing fee of $180 Cdn.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY
On November 30, 2006, officers-directors and their family had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $44,507, and have made contributions to capital of $35,700 in the form of expenses paid for the Company.

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

7. GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent on obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, will enable the Company to operate for the coming year.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $158,422. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,734 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,500), auditing ($3,985), Edgar fees ($1,150), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($299), exploration activities on the Standard claim ($3,300), office and miscellaneous ($800), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent ($1,200). The above noted figure does not include amounts owed to third party creditors in the amount of $26,940 as at February 28, 2007. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $41,674. At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

The Standard claim

The Standard claim is located in the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia. The Standard claim has had sufficient work and cash expended on it to maintain it in good standing with the Ministry of Energy and Mines until February 23, 2008.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure. Standard’s net loss from inception to February 28, 2007 is $158,422. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Dated: March 19, 2007

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: March 19, 2007