Form 10QSB
period 2007-05-31
STANDARD CAPITAL CORP
filed 2007-07-11
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

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

June 30, 2007: 2,285,000 common shares

Transitional Small Business Disclosure format (Check one):     Yes [ ]     No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at May 31, 2007 (with comparative figures as at August 31, 2006) and the statement of operations for the three and nine months ended May 31, 2007 and 2006 and the statement of cash flows for the nine months ended May 31, 2007 and 2006 and for the period from September 24, 1998 (date of incorporation) to May 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

BALANCE SHEETS

May 31, 2007
(with comparative figures at August 31, 2006)

(Unaudited - Prepared by Management)

	May 31, 2007	August 31, 2006
ASSETS

CURRENT ASSETS

Bank	$ 552	$ 2,257

	$ 552	$ 2,257

LIABILITIES

Accounts payable - related party	$ 44,583	31,056
Accounts payable and accrued liabilities	29,562	27,427
	74,145	58,483

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par
value, 2,285,000 shares issued and outstanding	2,285	2,285

Capital in excess of par value	87,015	83,865

Deficit accumulated during the pre-exploration stage	(162,893)	(142,376)

Total Stockholders’ Deficiency	(73,593)	(56,226)

	$ 552	$ 2,257

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2007 and 2006 and for the period from September 24, 1998 (Date of Inception) to May 31, 2007
(Unaudited - Prepared by Management)

	For the three months ended May 31, 2007	For the three months ended May 31, 2006	For the nine months ended May 31, 2007	For the nine months ended May 31, 2006	Date of Inception to May 31, 2007

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,250	1,245	3,745	4,185	49,630
Annual General Meeting	-	-	-	679	2,230
Bank charges and interest	36	23	112	188	1,923
Consulting fees	-	-	5,000	10,000	17,500
Edgar filing fees	250	250	750	750	8,229
Filing fees	215	-	215	28	1,180
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	-	-	-	2,500	2,987
Management fees	600	600	1,800	1,800	21,000
Miscellaneous	-	-	-	75	1,600
Office expenses	470	130	2,288	1,370	5,513
Rent	300	300	900	900	10,500
Staking and exploration costs	-	-	4,000	3,761	17,617
Telephone	150	150	450	450	5,250
Transfer agent’s fees	1,200	18	1,257	640	9,676
Travel and entertainment	-	-	-	2,350	5,023

NET LOSS	$ (4,471)	$ (2,716)	$(20,517)	$ (29,676)	$ (162,893)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000	2,285,000	2,176,209

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2007 and 2006 and for the period from September 24, 1998 (Date of Inception) to May 31, 2007

(Unaudited - Prepared by Management)

	For the Nine Months Ended May 31, 2007	For the Nine Months Ended May 31, 2006	Date of Inception To May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (20,517)	$ (29,676)	$ (162,893)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in assets and liabilities:
Accounts payable	2,135	(21,303)	29,562
Capital contributions - expenses	3,150	3,150	36,750

Net Cash (Deficiency) from Operations	(15,232)	(47,829)	(96,581)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	13,527	2,613	44,583
Proceeds from issuance of common stock	-	49,500	52,550

	13,527	52,113	97,133

Net increase (decrease) in Cash	(1,705)	4,284	552

Cash at Beginning of Period	2,257	103	-

CASH AT END OF PERIOD	$ 552	$ 4,387	$ 552

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception) to May 31, 2007
(Unaudited - Prepared by Management)
	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 - February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 - February 15, 1999	195,000	195	1,755	-

Capital contributions - expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Issuance of common shares for cash at $0.05 - September 30, 2005	990,000	990	48,510	-

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2006	-	-	-	(36,987)

Capital contributions	-	-	3,150	-

Net operating loss for the period ended May 31, 2007	-	-	-	(20,517)

Balance as at May 31, 2007	2,285,000	$ 2,285	$ 87,015	$ (162,893)

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007
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

On May 31, 2007, the Company had a net operating loss carry forward of $162,893. The tax benefit of approximately $49,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2027.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007
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
May 31, 2007
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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

As of May 31, 2007, officers-directors and their family had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $44,583, and have made contributions to capital of $36,750 in the form of expenses paid for the Company.

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

6. CAPITAL STOCK

The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050. In addition, in October and November 2005, the Company has completed an Offering Memorandum whereby 990,000 common shares were subscribed for at a price of $0.05 per share for $49,500.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $162,893. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $14,600 will be required over the next twelve months to pay for such expenses as bookkeeping ($3,500), auditing ($4,000), Edgar fees ($1,000), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), exploration activities on the Standard claim ($3,300), office and miscellaneous ($800), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent ($1,200). The above noted figure does not include amounts owed to third party creditors in the amount of $29,562 as at May 31, 2007. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $44,162. At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure. Standard’s net loss from inception to May 31, 2007 is $162,893. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

17. Because Standard’s securities are subject to penny stock rules, its shareholders may have difficulty reselling their shares.

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

Dated: July 10, 2007

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: July 10, 2007