Form 10KSB
period 2007-08-31
STANDARD CAPITAL CORP
filed 2007-09-25
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended August 31, 2007

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

As at August 31, 2007, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2007, Standard has 2,285,000 shares of common stock issued and outstanding.

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

Standard owns the exclusive rights to all minerals on the Standard claim except for coal which is under a separate license. There are virtually limited possibilities that there is any coal on the Standard claim. The claim is in good standing until February 23, 2008. The actual land is owned by the Crown (the Province of British Columbia). If Standard does not perform exploration work or pay cash-in-lieu in the amount of $3,100 on or before February 23, 2008 the rights to the mineral claim will expire and the ground can be staked by someone else.

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

Standard is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB.

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

The trading in our shares will is subject to the “Penny Stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our shares to persons other than prior customers and accredited investors, must prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our shares, which could severely limit their market price and liquidity of our shares. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

-	Make a suitability determination prior to selling a penny stock to the purchaser;
-	Receive the purchaser’s written consent to the transaction; and
-	Provide certain written disclosures to the purchaser.

From our standpoint, it might be difficult for us to induce new investors to purchase shares since they might not want to be involved in a penny stock company. Future investors must be aware that our shares are in the classification of a penny stock and therefore be subject to the rules mentioned above and the various limitations associated with these rules.

2.	We may, in the future, conduct offerings of our common stock in which case all shareholdings will be diluted.

In the future, we may conduct offerings of shares to finance our exploration activities on the Standard claim or to finance subsequent exploration projects that we decide to undertake. If we decide to raise money through offerings in the future all shareholdings will be diluted.

3.	There are certain internal and external forces will affect the value of our trading shares.

The stock market has experienced extreme volatility in recent years and may continue to do so in the future. We cannot be sure an active public market for our shares will develop or if an active market should develop that it would continue. The price for our shares is determined in the marketplace and may be influenced by many factors, including both internal and external forces as follows:

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

- future investors' or other market participants' perceptions of our Company as a current or future investment; and

- general or regional economic conditions normally have a wide impact on the price of shares trading on the stock market and our Company’s shares are affected by changes in such conditions.

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

4.
We may not be able to maintain a quotation of our common stock on the OTCBB due to not filing the required information as it is due, which would make it more difficult for an investor to sell our shares.

We cannot guarantee that it will always be available for quotation. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible in maintaining a quotation on the OTCBB, issuers must remain current in their filings with the SEC. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

5. We are not planning to declare a dividend in either cash or shares in the near future.

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

Since inception, we have not realized any revenue to date and have no operating history upon which an evaluation of our future success or failure can be made. The accumulated losses since February 24, 1998 are $ 168,671. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Claim Name	Tenure No.	Units	Expiry Date

Standard	367933	18	February 23, 2008

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

Work undertaken during the current year was performed by Kokanee Placer, an independent geological company, which maintained the Standard claim in good standing until February 23, 2008.

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

During the current year, no matters were brought before the securities holders for voted thereon.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year, the Company’s shares become quoted on the OTC Bulletin Board. Since its inception, Standard has not paid any dividends on its common stock, and Standard does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 2007 Standard had 39 shareholders; three of these shareholders are an officers and directors of Standard.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050. In October and November 2005, the Company issued a further 990,000 common shares at a price of $0.05 per share for a total consideration of $49,500. As at August 31, 2007 there were a total of 2,285,000 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2007, the Company had cash of $4,338 and liabilities of $82,659. The liabilities of $32,211 owed to general creditors are as follows: independent accountants - $2,500, internal accountant for an opinion on the financial statements attached to this Form 10-KSB - $29,340 for preparation and edgarizing financial statements and other reports $371 for other payables. The amount owed to related parties of $50,448 is non-interest bearing and has not fixed terms of repayment. During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 7,745
Bank charges		125
Consulting fees	ii	5,000
Edgar filings	iii	1,150
Exploration and filing fees	iv	4,000
Filing fees and franchise taxes	v	396
Management fees	vi	2,400
Office	vii	2,353
Rent	viii	1,200
Telephone	ix	600
Transfer agent's fees and interest	x	1,326
Total expenses		$ 26,295

i.
The Company accrues $495 for November’s fee and $500 each for February’s and May’s fees to its auditors, Madsen & Associates, CPA's Inc., for the review of its 10-QSBs and $2,500 for the examination of the Form 10-KSB. In addition, the Company has accrued $750 each for its November 10-QSB, February and May 10-QSBs; also, $1,500 has been accrued for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSBs.

ii. Consulting fees of $5,000 have been paid for certain consulting work undertaken by an independent consultant on behalf of the company.

iii The Company has incurred certain expenses during the year for filing its various Forms 10-QSB and 10-KSB with the SEC. The expense for filing these Forms 10-QSB was $250 per quarter and the Form 10-KSB is $400.

iv. In February 2006, the Company paid $4,000 to Kokanee Placer for assessment work on the Standard claim. This expenditure maintained the claim in good standing until February 23, 2008.

v. The Company has paid annual filing fees to The Company Corporation of $215. Franchise taxes were paid by the Company to the State of Delaware in the amount of $182 including interest.

vi. The Company does not compensate its directors for the service they perform for the Company since, at the present time it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $200 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

vii. Office expenses of $205 were paid to the Company’s directors for expenditures on behalf of the Company. Printing costs were $1,192. General expenses of $956 for photocopying, fax and courier were paid.

viii. The Company does not incur any rental expense since it used the personal residence of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $100 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

ix. The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $50 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

x. During the period, the Company received its annual billing from Nevada Agency & Trust Company for acting as transfer agent for the year in the amount of $1,200. In addition, the Company received shareholders’ reports and other documents for a charge of $126.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 7,500	$ 31,840	$ 39,340
Bank charges		200	-	200
Edgar filing fees	2	1,150	-	1,150
Exploration expenses	3	3,100	-	3,100
Filing fees and franchise taxes	4	315	-	315
Office	5	1,500	371	1,871
Transfer agent's fees	6	1,200	-	1,200
Estimated expenses		$ 14,965	$ 32,211	$ 47,176

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

1.  Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10-QSB - Nov. 30, 2007	$ 750	$ 500	$ 1,250
Form 10-QSB - Feb 28, 2008	750	500	1,250
Form 10-QSB - May 31, 2008	750	500	1,250
Form 10-KSB - Aug 31, 2008	1,250	2,500	3,750

	$ 3,500	$ 4,000	$ 7,500

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

4. Filing fees for the Company as a registered agent are $215 per year. Franchise taxes paid to the State of Delaware are $100.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2007 and through the subsequent period to, to the best of Standard's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

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

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of August 31, 2007, the name, age, and position of each executive officers and director and the term of office of each director of Standard.

Name	Age	Position Held	Term as Director Since

Del Thachuk	71	President and Director	1998

Maryanne Thachuk	70	Secretary Treasurer	-

B. Gordon Brooke	63	Chief Financial Officer, Chief Accounting Officer and Director	2004

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

Name	Position	Form	Date Report Filed

Del Thachuk	Chief Executive Officer. President and Director	3 5 4	September 11, 2002 November 17, 2003 November 28, 2005

Maryanne Thachuk	Secretary Treasurer	3 4	November 21, 2003 November 28, 2006

B. Gordon Brooke	Chief Financial Officer, Chief Accounting Officer and Director	3 4	March 5, 2004 November 23, 2005

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2007.

The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2004 to 2007 to Standard’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.

Summary Compensation Table (2004-2007)
                                    Long Term Compensation
                              Annual Compensation                       Awards                  Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Bonus ($)	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compensation ($)

Del Thachuk Chief Executive Officer, President and Director	2004 2005 2006 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Maryanne Thachuk Secretary Treasurer	2004 2005 2006 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Alexander J. Ibsen Former Chief Financial Officer and Director	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

B. Gordon Brooke Chief Accounting Officer , Chief Financial Officer and Director	2004 2005 2006 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at August 31, 2007, the name and address and the number of shares of Standard’s common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership	Percent of Class

DEL THACHUK 2429 - 128th Street Surrey, British Columbia, Canada, V4A 3W2	Direct	200,000 (i)	8.75

MARYANNE THACHUK 2429 - 128th Street Surrey, British Columbia, Canada, V4A 3W2	Direct	20,000(i)	.01

GORDON BROOKE 115 Angelene Street Mississauga, Ontario, Canada,	Direct	50,000(i)	.02

Director and Officers as a whole	Direct	270,000	8.78

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares have been sold but the certificate has not been changed to denote the new owner.

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

None during the current year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Standard’s annual financial statements and the review included in Standard’s Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $8,430.

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

September 24, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By: E. DEL THACHUK
E. Del Thachuk
Chief Executive Officer,
President and Director

September 24, 2007

By: B. GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer,
Chief Financial Officer and Director

September 24, 2007

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Standard Capital Corporation
Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Standard Capital Corporation (pre- exploration stage company) at August 31, 2007, and the statement of operations, stockholders' equity, and cash flows for the years ended August 31, 2007 and 2006 and for the period September 24, 1998 (date of inception) to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2007, and the results of operations, and cash flows for the years ended August 31, 2007 and 2006 and the period September 24, 1998 (date of inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah      /s/ “Madsen & Associates, CPA’s Inc.”
September 24, 2007

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

	August 31, 2007	August 31, 2006

ASSETS

CURRENT ASSETS

Cash	$ 4,338	$ 2,257

Total Current Assets	$ 4,338	$ 2,257

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 32,211	$ 31,056
Accounts payable - related parties	50,448	27,427
	82,659	58,483

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285

Capital in excess of par value	88,065	83,865

Deficit accumulated during the pre-exploration stage	(168,671)	(142,376)

Total Stockholders’ Deficiency	(78,321)	(56,226)

	$ 4,338	$ 2,257

The accompanying notes are an integral part of these financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended August 31, 2007 and 2006 and the Period
September 24, 1998 (Date of Inception) to August 31, 2007

	Aug 31, 2007	Aug 31, 2006	Sept 24, 1998 to Aug 31, 2007

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration	4,000	3,761	17,617
General expenses	22,295	33,226	151,054

NET LOSS	$ (26,295)	$ (36,987)	$ (168,671)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.02)

AVERAGE OUTSTANDING SHARES

Basic	2,285,000	2,203,630

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception) to August 31, 2007

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 - February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 - February 15, 1999	195,000	195	1,755	-

Capital contributions - expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions - expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Issuance of common shares for cash at0.05 - September 30, 2005	990,000	990	48,510	-

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2006	-	-	-	(36,987)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2007	-	-	-	(26,295)

Balance, August 31, 2007	2,285,000	2,285	88,065	(168,671)

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years ended August 31, 2007 and 2006 and the Period
September 24, 1998 (Date of Inception) to August 31, 2007

	Aug 31, 2007	Aug 31, 2006	Sept 24, 1998 to Aug 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (26,295)	$ (36,987)	$ (168,671)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	4,784	(17,212)	32,211
Capital contributions - expenses	4,200	4,200	37,800

Net Change in Cash from Operations	(17,311)	(49,999)	(98,660)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	19,392	2,653	50,448
Proceeds from issuance of common stock	-	49,500	52,550
	19,392	52,153	102,998

Net Increase in Cash	2,081	2,154	4,338

Cash at Beginning of Period	2,257	103	-

CASH AT END OF PERIOD	$ 4,338	$ 2,257	$ 4,338

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Capital contributions - expenses	$ 4,200	$ 4,200	$ 37,800

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

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

On August 31, 2007, the Company had a net operating loss carry forward of $168,671. The tax benefit of approximately $50,600 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2015 through 2027.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

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
August 31, 2007

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

3. ACQUISITION OF MINING CLAIMS

The Company acquired one 18 unit metric claim known as the Standard claim located within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia with an expiration date of February 23, 2008. The claims may be extended for one year by the payment of $3,780 Cdn or the completion of work on the property of $3,600 Cdn plus a filing fee of $180 Cdn.

The claims have not been proven to have commercially recoverable reserves and therefore the acquisition and exploration costs have been expensed.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On August 31, 2007, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $50,448 and have made contributions to capital of $37,800 to the Company in the form of expenses paid for the Company.

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

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007

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