Form 10QSB
period 2007-11-30
STANDARD CAPITAL CORP
filed 2008-01-03
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 0-24707

STANDARD CAPITAL CORPORTION
(Exact name of Company as specified in charter)

Delaware	91-1949078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee I.D. No.)

557 M. Almeda Street
Metro Manila, Philippines
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 011-632 724-5517

2429 128th Street, Surrey, British Columbia, Canada, V4A 3W2
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

December 31, 2007: 2,285,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2007 and August 31, 2007	4

	Statement of Operations For the three months ended November 30, 2007 and 2006 and for the period September 24, 1998 (Date of Inception) to November 30, 2007	5

	Statement of Cash Flows For the three months ended November 30, 2007 and 2006 and for the period September 24, 1998 (Date of Inception) to November 30, 2007	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	15

PART 11.	OTHER INFORMATION	15

ITEM 1.	Legal Proceedings	16

ITEM 2.	Changes in Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits and Reports on Form 8-K	16

	SIGNATURES.	18

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at November 30, 2007 (with comparative figures as at August 31, 2007) and the statement of operations for the three months ended November 30, 2007 and 2006 and the statement of cash flows for the three months ended November 30, 2007 and 2006 and for the period from September 24, 1998 (date of incorporation) to November 30, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2007, are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

BALANCE SHEETS

November 30, 2007
(with comparative figures at August 31, 2007)

(Unaudited - Prepared by Management)

	November 30, 2007	August 31, 2007
ASSETS

CURRENT ASSETS

Bank	$ 1,808	$ 4.338

	$ 1,808	$ 4,338

LIABILITIES

Accounts payable and accrued liabilities	$ 31,711	32,211
Accounts payable - related parties	50,483	50,448
	82,194	82,659

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
200,000,000 shares authorized, at $0.001 par
value, 2,285,000 shares issued and outstanding (August 31, 2007 - 2,285,000 shares issued and outstanding)	2,285	2,285

Capital in excess of par value	89,115	88,065

Deficit accumulated during the pre-exploration stage	(171,786)	(168,671)

Total Stockholders’ Equity (Deficiency)	(80,386)	(78,321)

	$ 1,808	$ 4,338

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three months ended November 30, 2007 and 2006 and for the period from September 24, 1998 (Date of Inception) to November 30, 2007
(Unaudited - Prepared by Management)

	For the three months ended November 30, 2007	For the three Months ended November 30, 2006	Date of Inception to November 30, 2007

SALES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,750	1,245	55,380
Annual General Meeting costs	-	-	2,230
Bank charges and interest	19	53	1,955
Consulting fees	-	-	17,500
Edgar filing fees	250	250	8,879
Filing fees	-	-	1,361
Geological report	-	-	2,780
Incorporation costs	-	-	255
Legal fees	-	-	2,987
Management fees	600	600	22,200
Miscellaneous	-	-	1,600
Office expenses	36	1,896	5,614
Rent	300	300	11,100
Staking and exploration costs	-	-	17,617
Telephone	150	150	5,550
Transfer agent’s fees	10	57	9,755
Travel and entertainment	-	-	5,023

NET LOSS	$ (3,115)	$ (4,551)	$ (171,786)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2007 and 2006 and for the period from September 24, 1998 (Date of Inception) to November 30, 2007

(Unaudited - Prepared by Management)

	For the Three Months ended November 30, 2007	For the Three Months ended November 30, 2006	Date of Inception To November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (3,115)	$ (4,551)	$ (171,786)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in assets and liabilities:
Accounts payable	(500)	(1,310)	31,711
Accounts payable - related party	35	2,847	50,483
Capital contributions - expenses	1,050	1,050	38,850

Net Cash (Deficiency) from Operations	(2,530)	(1,964)	(50,742)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	52,550

	-	-	52,550

Net increase (decrease) in Cash	(2,530)	(1,964)	1,808

Cash at Beginning of Period	4,338	2,257	-

CASH AT END OF PERIOD	$ 1,808	$ 293	$ 1,808

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
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

On November 30, 2007, the Company had a net operating loss carry forward of $171,786. The tax benefit of approximately $51,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2027.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2007
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
November 30, 2007
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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On November 30, 2007, officers-directors and their family had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $50,483, and have made contributions to capital of $38,850 in the form of expenses paid for the Company.

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

6. CAPITAL STOCK

The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050. In addition, in November 2005, the Company has completed an Offering Memorandum whereby 990,000 common shares were subscribed for at a price of $0.05 per share for $49,500.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $171,786. To date, the growth of Standard has been funded by the sale of shares and advances by its director in order to meet the requirements of filing with the SEC and maintaining the Standard claim in good standing.

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

Management estimates that a minimum of $16,600 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($4,000), Edgar fees ($1,250), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), exploration activities on the Standard claim ($3,300), office and miscellaneous ($800), annual general meeting mail costs, holding of meeting, etc. ($500) and payments to the transfer agent ($1,200). The above noted figure does not include amounts owed to third party creditors in the amount of $31,711 as at November 30, 2007. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $50,483. At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director. Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Standard’s auditors' report on its 2007 financial statements expressed an opinion that substantial doubt exists as to whether Standard can continue as an ongoing business for the next twelve months. Because its officers and directors are unwilling to loan or advance capital to it, Standard believes that if it does not raise additional capital through the issuance of treasury shares, Standard will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure. Standard’s net loss from inception to November 30, 2007 is $171,786. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Standard’s new President and CEO, Alexander Borco Magallano, Professional Geologist, will be devoting only 15% of his time, approximately 15 hours per month, to Standard’s operations of its business. Standard’s new Secretary-Treasurer, Rudy Belloy Perez, Professional Geologist, and its other director, B. Gordon Brooke, will be devoting only 5 to 10 hours per month to Standard’s operations. As a consequence Standard’s business may suffer. For example, because its officers and directors have other outside business activities and may not be in a position to devote a majority of their time to Standard’s exploration activity, its exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

9. Title to the Standard Claim is registered in the name of another person. Failure of the Company to obtain good title to the claim will result in Standard having to cease operations.

Title to the property Standard intends to explore is not held in its name. Title to the Standard Claim is recorded in the name of Del Thachuk, former President of Standard. In the event Del Thachuk was to grant a third party a deed of ownership, by way of Bill of Sale Absolute, which was subsequently registered prior to our deed, that third party would obtain good title and we would have nothing. Similarly, if Del Thachuk were to grant an option to a third party, that party would be able to enter the claims, carry out certain work commitments and earn right and title to the claims and we would have little recourse against such third party even though we would be harmed, would not own any property and would have to cease operations. Although we would have recourse against Del Thachuk in the situations described, there is a question as to whether that recourse would have specific value.

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

11. Because mineral exploration and development activities are inherently risky, Standard may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of its shareholders’ investment.

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

12. No matter how much money is spent on the Standard Claim, the risk is that Standard might never identify a commercially viable ore reserve.

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

13. Even with positive results during exploration, the Standard claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

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

14. Because Standard has not put a mineral deposit into production before, it will have to acquire outside expertise. If it is unable to acquire such expertise it may be unable to put its property into production and its shareholders may lose their investment.

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

15. Standard anticipates the need to sell additional treasury shares in the future meaning that there will be a dilution to its existing shareholders resulting in their percentage ownership in Standard being reduced accordingly.

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

16. Because Standard’s securities are subject to penny stock rules, its shareholders may have difficulty reselling their shares.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

E. Del Thachuk, President, Chief Executive Officer and Director has resigned from Standard Capital Corporation as an officer and director effective December 6, 2007 and Maryanne Thachuk , Secretary Treasurer of Standard Capital Corporation, has resigned as an officer effective December 6, 2007. Mr. Thachuk has been replaced as President, Chief Executive Officer and as a Director by Alexander Borca Magallano of the Philippines. The Board of Directors has appointed Ruby Belloy Perez as Secretary Treasurer of the Standard Capital Corporation. Mr. Gordon Brooke will remain as Chief Financial Officer, Chief Accounting Officer and as a Director.

Alexander Magallano is a professional geologist who obtained his Bachelor of Science degree from Ateneo University in Manila in the Philippines in 1983 and subsequently attained a Masters in Geological Sciences in 1989. From 1990 to 1997 he was employed as a consulting geologist by Abacus Ventures in the Philippines and from 1997 to 2000 by Estrada Mining LLC. From 2000 to the present time he has been senior consulting geologist in charge of assigning specific junior geologists to various mining sites to test for specific minerals such as gold and copper for Rustan Resources Inc.

Rudy Belly Perez is a professional geologist who graduated from the De La Salle University in Manila and subsequently worked from 1990 to 1996 with Lepanto Mining as a junior exploration geologist. From 1996 to 1999 was employed by Araxa Mining as an exploration geologist in charge of exploration of new properties and from 1999 to the present time has worked as a senior exploration geologist in charge of over 30 other exploration geologists in the search of mineral claims of merit.

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

99.4 Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

Form 8-K - issued on December 6, 2007:

Departure of Directors or Principal Officers and Election of Directors and Appointment of Principal Officers. Refer to Item 5 - Other Information note above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD CAPITAL CORPORATION
(Registrant)
ALEXANDER B. MAGALLANO
Alexander B. Magallano
Chief Executive Officer
President and Director

Dated: January 3, 2008

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: January 3, 2008