Form 10QSB
period 2008-04-07
STANDARD CAPITAL CORP
filed 2008-04-07
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

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

Not Applicable
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes [  ]  No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

March 31, 2008:                                2,285,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at February 29, 2008 and August 31, 2007	4

	Statement of Operations For the three and six months ended February 29, 2008 and February 28, 2007 and for the period September 24, 1998 (Date of Inception) to February 29, 2008	5

	Statement of Cash Flows For the six months ended February 29, 2008 and February 28, 2007 and for the period September 24, 1998 (Date of Inception) to February 29, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13

ITEM 2.	Changes in Securities and Use of Proceeds	13

ITEM 3.	Defaults Upon Senior Securities	13

ITEM 4.	Submission of Matters to a Vote of Security Holders	13

ITEM 5.	Other Information	13

ITEM 6.	Exhibits and Reports on Form 8-K	14

	SIGNATURES.	15

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at February 29, 2008 (with comparative figures as at August 31, 2007) and the statement of operations for the three and six months ended February 29, 2008 and February 28, 2007 and the statement of cash flows for the six months ended February 29, 2008 and February 28, 2007 and for the period from September 24, 1998 (date of incorporation) to February 29, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 29, 2008, are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

BALANCE  SHEETS

February 29, 2008
(with comparative figures at August 31, 2007)

(Unaudited - Prepared by Management)

	February 29, 2008	August 31, 2007

ASSETS

CURRENT ASSETS

Bank	$ 2,460	$ 4,338

	$ 2,460	$ 4,338

LIABILITIES

Accounts payable and accrued liabilities	$ 82,988	32,211
Accounts payable – related parties	5,053	50,448
	88,041	82,659

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
200,000,000 shares authorized, at $0.001 par
value, 2,285,000 shares issued and outstanding (August 31, 2007 – 2,285,000 shares issued and outstanding)	2,285	2,285

Capital in excess of par value	90,165	88,065

Deficit accumulated during the pre-exploration stage	(178,031)	(168,671)

Total Stockholders’ Equity (Deficiency)	(85,581)	(78,321)

	$ 2,460	$ 4,338

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three and six months ended February 29, 2008 and February 28, 2007 and for the period from September 24, 1998 (Date of Inception) to February 29, 2008
(Unaudited  -  Prepared by Management)

	Three months ended Feb. 29, 2008	Three months ended Feb. 28, 2007	Six months ended Feb. 29, 2008	Six months ended Feb. 28, 2007	Date of Inception to Feb. 29, 2008

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,750	1,250	3,500	2,495	57,130
Annual general meeting	-	-	-	-	2,230
Bank charges and interest	24	23	44	76	1,980
Consulting fees	-	5,000	-	5,000	17,500
Edgar filing fees	250	250	500	500	9,129
Filing fees	-	-	-	-	1,361
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	2,000	-	2,000	-	4,987
Management fees	600	600	1,200	1,200	22,800
Miscellaneous	-	-	-	-	1,600
Office expenses	522	(78)	557	1,818	6,135
Rent	300	300	600	600	11,400
Staking and explorationcosts	-	4,000	-	4,000	17,617
Telephone	150	150	300	300	5,700
Transfer agent’s fees	649	-	659	57	10,404
Travel and entertainment	-	-	-	-	5,023

NET LOSS	$ (6,245)	$(11,495)	$ (9,360)	$ (16,046)	$ (178,031)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended February 29, 2008 and February 28, 2007 and for the period from September 24, 1998 (Date of Inception) to February 29, 2008

(Unaudited - Prepared by Management)

	For the Six Months Ended February 29, 2008	For the Six Months Ended February 28, 2007	Date of Inception To February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (9,360)	$ (16,046)	$ (178,031)

Adjustments to reconcile net loss to netcash provided by operating activities:

Changes in assets and liabilities:
Accounts payable	50,777	(487)	82,988
Accounts payable – related party	(45,395)	13,451	5,053
Capital contributions – expenses	2,100	2,100	39,900

Net Cash Deficiency from Operations	(1,878)	(982)	(50,090)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	52,550

	-	-	52,550

Net decrease in Cash	(1,878)	(982)	2,460

Cash at Beginning of Period	4,338	2,257	-

CASH AT END OF PERIOD	$ 2,460	$ 1,275	$ 2,460

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008
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

On February 29, 2008, the Company had a net operating loss carry forward of $178,031.  The tax benefit of approximately $53,500 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2028.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
February 29, 2008
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
February 29, 2008
(Unaudited - Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

The Company acquired one 18 unit metric claim known as the Standard claim situated within the Bridge River gold camp near the town of Gold Bridge, 160 kilometres north of Vancouver, British Columbia, with an expiration date of February 23, 2008. The claims were not renewed by the Company and allowed to expire on the date noted above.   The Company has no further interest in the mineral rights on the Standard claim nor any liability attached thereto.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On February 29, 2008, officers-directors and their family had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $5,053, and have made contributions to capital of $39,900 in  the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $178,031.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

The plan of operations during the next twelve months will be identify another mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $24,000 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($4,000), Edgar fees ($1,250), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), identifying a new mineral claim and obtain geological report thereon ($10,000), office and miscellaneous ($1,000), annual general meeting mail costs, holding of meeting, etc. ($1,000) and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $82,988 as at February 29, 2008. This amount has been increased with the resignation of Del Thachuk as President and Officer of Standard.   The amount transferred from Accounts Payable – Related Parties to Accounts Payable and Accrued Liabilities was $49,672 as at February 29, 2008. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors, including Del Thachuk, would be $106,988.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

The Standard claim

The Standard claim lapsed without the Company undertaking any exploration work during the past year due to management feeling there was not significant mineral value in the claim.   It expired on February 23, 2008.   The Company no longer has any rights to the minerals on the Standard claim nor any liability attached thereto.

The new management of Standard is seeking another mineral claims of merit but at this time has not identified any mineral claim.

Standard has undertaken no product research and development since inception.  Management has no plans to purchase or sell any plant or significant equipment in the foreseeable future.  In addition, Standard does not expect a significant change in the number of employees in the immediate future.

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

2.	With the expiry of the Standard mineral claim, the Company has no assets to build a future thereon.

On February 23, 2008, the Company did not maintain the Standard claim in good standing and therefore lost all rights to the minerals thereon.   This has resulted in the Company having no assets to build its future on.   Without any assets, the Company might not be able to raise future funding and therefore will cease to exist as a company.

3.	Standard lacks an operating history and has losses which it expects to continue into the future. As a result, Standard may have to suspend or cease exploration activity or cease operations.

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to February 29, 2008 is $178,031. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	Its ability to locate a profitable mineral property
*	Its ability to locate an economic ore reserve
*	Its ability to generate revenues
*	Its ability to reduce exploration costs.

Based upon current plans, Standard expects to incur operating losses in future periods. This will happen because there are expenses associated identifying a new mineral property, obtaining a geological report and undertaking preliminary explorations work on the new mineral claim.  Standard cannot guarantee it will be successful in generating revenues in the future. Failure to generate revenues will cause it to go out of business.

4.
Because Standard’s officers and directors do not have technical training or experience in managing a public company, it will have to hire qualified personnel to fulfill these functions. If Standard lacks funds to retain such personnel, or cannot locate qualified personnel, it may have to suspend or cease exploration activity or cease operations which will result in the loss of its shareholders’ investment.

Because Standard’s officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Standard.  Unless its two officers and directors are willing to spend more time addressing these matters, it will have to hire professionals to undertake these filing requirements for Standard and this will increase the overall cost of operations.

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

6.  Standard anticipates the need to sell additional treasury shares in the future meaning that there will be a dilution to its existing shareholders resulting in their percentage ownership in Standard being reduced accordingly.

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

7. Because Standard’s securities are subject to penny stock rules, its shareholders may have difficulty reselling their shares.

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

PART 11 – OTHER INFORMATION

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

99.4           Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

Form 8-K – issued on December 6, 2007:

Departure of Directors or Principal Officers and Election of Directors and Appointment of Principal Officers.   Refer to Item 5 – Other Information note above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD CAPITAL CORPORATION
(Registrant)

ALEXANDER B. MAGALLANO
Alexander B. Magallano
Chief Executive Officer
President and Director

Dated: April 4, 2008

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: April 4, 2008