Form 10QSB
period 2008-06-20
STANDARD CAPITAL CORP
filed 2008-06-20
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
      Yes [   ]  No[ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

June 15, 2008:                                2,285,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at May 31, 2008 and August 31, 2007	4

	Statement of Operations For the three and nine months ended May 31, 2008 and May 31, 2007 and for the period September 24, 1998 (Date of Inception) to May 31, 2008	5

	Statement of Cash Flows For the nine months ended May 31, 2008 and May 31, 2007 and for the period September 24, 1998 (Date of Inception) to May 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13

ITEM 2.	Changes in Securities and Use of Proceeds	13

ITEM 3.	Defaults Upon Senior Securities	13

ITEM 4.	Submission of Matters to a Vote of Security Holders	13

ITEM 5.	Other Information	13

ITEM 6.	Exhibits and Reports on Form 8-K	14

	SIGNATURES.	15

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at May 31, 2008 (with comparative figures as at August 31, 2007) and the statement of operations for the three and nine months ended May 31, 2008 and May 31, 2007 and the statement of cash flows for the nine months ended May 31, 2008 and May 31, 2007 and for the period from September 24, 1998 (date of incorporation) to May 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2008, are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

BALANCE  SHEETS

May 31, 2008
(with comparative figures at August 31, 2007)

(Unaudited - Prepared by Management)

	May 31, 2008	August 31, 2007
ASSETS

CURRENT ASSETS

Bank	$ 1,838	$ 4,338

	$ 1,838	$ 4,338

LIABILITIES

Accounts payable and accrued liabilities	$ 84,488	32,211
Accounts payable – related parties	7,407	50,448
	91,895	82,659

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common stock
200,000,000 shares authorized, at $0.001 par
value, 2,285,000 shares issued and outstanding (August 31, 2007 – 2,285,000 shares issued and outstanding)	2,285	2,285

Capital in excess of par value	91,215	88,065

Deficit accumulated during the pre-exploration stage	(183,557)	(168,671)

Total Stockholders’ Equity (Deficiency)	(90,057)	(78,321)

	$ 1,838	$ 4,338

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2008 and May 31, 2007 and for the period from September 24, 1998 (Date of Inception) to May 31, 2008
(Unaudited  -  Prepared by Management)

	Three months ended May 31, 2008	Three months ended May 31, 2007	Nine months ended May 31, 2008	Nine months ended May 31, 2007	Date of Inception to May 31, 2008

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,750	1,250	5,250	3,745	58,880
Annual general meeting	-	-	-	-	2,230
Bank charges and interest	22	36	66	112	2,002
Consulting fees	-	-	-	5,000	17,500
Edgar filing fees	250	250	750	750	9,379
Filing fees	326	215	326	215	1,687
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	2,000	-	4,000	-	6,987
Management fees	600	600	1,800	1,800	23,400
Miscellaneous	-	-	-	-	1,600
Office expenses	128	470	685	2,288	6,263
Rent	300	300	900	900	11,700
Staking and explorationcosts	-	-	-	4,000	17,617
Telephone	150	150	450	450	5,850
Transfer agent’s fees	-	1,200	659	1,257	10,404
Travel and entertainment	-	-	-	-	5,023

NET LOSS	$ (5,526)	$(4,471)	$ (14,886)	$ (20,517)	$ (183,557)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2008 and May 31, 2007 and for the period from September 24, 1998 (Date of Inception) to May 31, 2008

(Unaudited - Prepared by Management)

	For the Nine Months Ended May 31, 2008	For the Nine Months Ended May 31, 2007	Date of Inception to May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (14,886)	$ (20,517)	$ (183,557)

Adjustments to reconcile net loss to netcash provided by operating activities:

Changes in assets and liabilities:
Accounts payable	52,277	2,135	84,488
Accounts payable – related party	(43,041)	13,527	7,407
Capital contributions – expenses	3,150	3,150	40,950

Net Cash Deficiency from Operations	(2,500)	(1,705)	(50,712)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	52,550

	-	-	52,550

Net decrease in Cash	(2,500)	(1,705)	1,838

Cash at Beginning of Period	4,338	2,257	-

CASH AT END OF PERIOD	$ 1,838	$ 552	$ 1,838

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008
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

On May 31, 2008, the Company had a net operating loss carry forward of $183,557.  The tax benefit of approximately $55,100 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire starting in 2014 through 2028.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANDARD CAPITAL CORPORATION
(A Pre-exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
May 31, 2008
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
May 31, 2008
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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On May 31, 2008, officers-directors and their family had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $7,407, and have made contributions to capital of $40,950 in  the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $183,557.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

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

Management estimates that a minimum of $24,500 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,750), auditing ($4,000), Edgar fees ($1,250), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), identifying a new mineral claim and obtain geological report thereon ($10,000), office and miscellaneous ($1,000), annual general meeting mail costs, holding of meeting, etc. ($1,000) and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $84,488 as at May 31, 2008. This amount has been increased with the resignation of Del Thachuk as President and Officer of Standard.   The amount transferred from Accounts Payable – Related Parties to Accounts Payable and Accrued Liabilities was $49,672 as at May 31, 2008. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors, including Del Thachuk, would be $108,988.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

RESULTS OF OPERATIONS

The Standard claim

The Standard claim lapsed without the Company undertaking any exploration work during the past year due to management feeling there was not significant mineral value in the claim.   It expired on February 23, 2008.   The Company no longer has any rights to the minerals on the Standard claim nor any liability attached thereto.

The new management of Standard is seeking another mineral claim of merit but at this time has not identified any mineral claim.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to May 31, 2008 is $183,557. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	Its ability to locate a profitable mineral property
*	Its ability to locate an economic ore reserve
*	Its ability to generate revenues
*	Its ability to reduce exploration costs.

Based upon current plans, Standard expects to incur operating losses in future periods. This will happen because there are expenses associated with identifying a new mineral property, obtaining a geological report and undertaking preliminary explorations work on the new mineral claim.  Standard cannot guarantee it will be successful in generating revenues in the future. Failure to generate revenues will cause it to go out of business.

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

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

E. Del Thachuk, President, Chief Executive Officer and Director has resigned from Standard Capital Corporation as an officer and director effective December 6, 2007 and Maryanne Thachuk , Secretary Treasurer of Standard Capital Corporation, has resigned as an officer effective December 6, 2007. Mr. Thachuk has been replaced as President, Chief Executive Officer and as a Director by Alexander Borca Magallano of the Philippines. The Board of Directors has appointed Rudy Belloy Perez as Secretary Treasurer of the Standard Capital Corporation. Mr. Gordon Brooke will remain as Chief Financial Officer, Chief Accounting Officer and as a Director.

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

Rudy Belly Perez is a professional geologist who graduated from the De La Salle University in Manila and subsequently worked from 1990 to 1996 with Lepanto Mining as a junior exploration geologist. From 1996 to 1999 he was employed by Araxa Mining as an exploration geologist in charge of exploration of new properties and from 1999 to the present time has worked as a senior exploration geologist in charge of over 30 other exploration geologists in the search of mineral claims of merit.

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

Dated: June 18, 2008

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: June 18, 2008