Form 10-K
period 2008-08-31
STANDARD CAPITAL CORP
filed 2008-09-29
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended August 31, 2008

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Standard’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K   [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year:	$ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Standard.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of August 31, 2008, Standard has 2,285,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS
PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

Standard was incorporated on September 24, 1998 and has no subsidiaries and no affiliated companies.  It has not been in bankruptcy, receivership or similar proceedings since its inception.  Nor has it been involved in any material reclassification, merger, consolidation or purchase or sale of any significant assets not in the ordinary course of business.  Standard’s executive offices are located at 557 M. Almeda Street, Metro Manila, Philippines.

Standard was engaged in the exploration of a mineral claim known as the “Standard” but allowed the property to lapse in February 2008 and no longer has any rights to the minerals on the Standard nor does it have any liabilities attached to the claim itself. Standard is referred to as being in the “pre-exploration” stage by its auditors.  This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products.   Standard is not in the development stage with regards to any mineral claim since at present it has no mineral claim.   Standard is purely an exploration company.

Standard has no revenue to date from its prior exploration activities on the Standard claim, and its ability to effect its plans for the future will depend on the availability of financing.   Such financing will be required to acquire a new mineral and to explore it to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production.  Standard anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future (see Part 1, Item 2 - “Plan of Operations”), but there can be no assurance that Standard will be successful in obtaining additional capital for exploration activities from the sale of its capital stock or in otherwise raising substantial capital.

Standard is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Q.

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

Standard presently has minimal day-to-day operations; consisting mainly of identifying a new mineral claim and preparing the reports filed with the SEC as required.

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

In the future, we may conduct offerings of shares to finance our exploration activities on a new mineral claim. If we decide to raise money through offerings in the future all shareholdings will be diluted.

3.	There are certain internal and external forces will affect the value of our trading shares.

The stock market has experienced extreme volatility in recent years and may continue to do so in the future.  We cannot be sure an active public market for our shares will develop or if an active market should develop that it would continue.  The price for our shares is determined in the marketplace and may be influenced by many factors, including both internal and external forces as follows:

- variations in our financial results compared to companies similar to ours; especially in the exploration of a new mineral claim compared to other exploration properties in North America;

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

The problem we encounter with a volatile stock market, which we have no control over, is that we might not require funds when the market price of our shares are high but when the price is lower we might require funds to maintain the Company.   This would result in having to issue additional shares during lower prices; resulting in a greater dilution effect on our shareholders.

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

The auditors have expressed a concern regarding whether our Company will continue as a going concern if it does not receive adequate financing to meet its obligations.  The auditors are indicating there might be substantial doubt regarding our Company’s continuation as an operating concern over the next twelve months.  If our director is unwilling to advance us some funds to maintain our Company in good standing, there is the possibility that we might cease to be an operating company.  As a shareholder of our Company you should read the auditors’ report and Note 7 to the audited financial statements included in this Form 10-K.

2.	We lack an operating history and have accumulated losses, which are expected to continue into the future.

Since inception, we have not realized any revenue to date and have no operating history upon which an evaluation of our future success or failure can be made.  The accumulated losses since February 24, 1998 are $190,474.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	Our ability to successfully acquire and explore a new mineral claim;
-	Our ability to generate future revenues from a viable ore reserve on a new mineral claim; and
-	Our ability to reduce our exploration costs in order to increase our profit margins.

As in most mineral claims, the chances of success of identifying and developing an ore reserve are extremely remote.  The majority of mining companies never find an ore reserve and therefore are never profitable.

3.	Presently we have only three employees and will require additional employees if and when we acquire another mineral claim.

We currently only have three employees, the President, Alexander Magallano, Chief Financial Officer and Chief Accounting Officer, Gordon Brooke and Secretary Treasurer, Rudy Perez.  There is a substantial risk we may not have the funds necessary to hire additional employees that would be needed in any future exploration program on a new mineral claim.

4.	We may not be able to raise money for exploration when needed due to the prevailing price of gold which is beyond our control.

Even with gold prices having increased over the past year, there is reluctance in the investment community to consider speculative ventures such as exploration companies.  With this reluctance, we might find it difficult to raise any money and therefore inhibit any future exploration on  a new mineral claim when acquired.   When gold prices are lower, we will have a difficult time to attract money even if we have started to identify gold showings on a future acquired mineral claim.  The market price of gold is beyond our control and will greatly affect our raising of money.

5.	We will have to compete with both large and small mining companies for such things as money, properties of merit, workers and supplies.

In both the United States and Canada, there are many large and small mining companies each trying to explore and, hopefully, eventually developing their mineral properties into a producing mine.   We are not in direct conflict with the larger mining companies in North America such as Newmont Mining Corp., Inco Limited, Barrick Gold Corp. and Teck Cominco Limited, to name a few.   These larger companies have the available money to explore their properties and the professional personnel to assist in the exploration process.  Unless a major mineral reserve is discovered by us in the future on a new mineral claim, the larger mining companies would have no interest in either developing the claim themselves or joint venturing with us.  The competition to us would be from the smaller exploration companies who are competing for money to explore their mineral claims and in hiring professional staff to assist them.  There is only a limited amount of money available for exploration as well as professional personnel during the exploration season.   We might not be able to attract either the money or professional personnel due to the other smaller exploration companies having more money and better known mineral properties.

6.	We are a small Company without much money to devote to a full exploration program on a new and not identified mineral claim.

The small size of our Company and the present lack of money means a limited exploration program on any claim we acquire in the future.  Unless adequate money is raised, we will be unable to devote the time necessary to fully explore a claim.  With only a limited budget for exploration activities, we will not have many employees to perform the exploration activities on any mineral claim.  By limiting our operations, it will take longer to explore a future acquired mineral claim.  Our shareholders should be aware that it might take a number of years to realize any exploration results from our claim due to the present lack of exploration money.

7.	We do not carry a policy for key man insurance, which in the event we wish to replace our management team funds will not be available to do so.

We have not subscribed to a key man insurance policy in the event that our current director and President either departs from our Company or meets an untimely end.  There will be no proceeds from insurance to allow us to attract an individual to replace our President and it is unlikely we will have extra money on hand to be allocated for this purpose.

8.           No asset to build our future on.

We do not have any assets since the lapse of the Standard claim.   We have not identified any new mineral claim to date to acquire and there is the possibility we might never identify a mineral claim of merit which we can explore and, hopefully, discover an ore commercially viable ore body.  Until this occurs, we have no assets to build our future on which limits the possibilities of us obtaining fund through a public offering of our shares.

ITEM 2. DESCRIPTION OF PROPERTY

Property

We have no mineral claims since we allow the Standard claim to lapse in February 2008 without maintaining it in good standing.   We have not yet identified another mineral claim and it might take months before we are able to do so.

The Company's Main Product

When the Company identifies and purchases a new mineral claim its primary product will be the sale of minerals, both precious and commercial.  It must be borne in mind that no minerals may be found on any new mineral claim.

Investment Policies

The Company does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by the Company.   Presently the Company does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Standard is a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the current year, no matters were brought before the securities holders for voted thereon.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During 2006, the Company’s shares become quoted on the OTC Bulletin Board.  Since its inception, Standard has not paid any dividends on its common stock, and Standard does not anticipate that it will pay dividends in the foreseeable future.  As at August 31, 2008 Standard had 39 shareholders; three of these shareholders are an officers and directors of Standard.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share.  The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050.  In October and November 2005, the Company issued a further 990,000 common shares at a price of $0.05 per share for a total consideration of $49,500.  As at August 31, 2008 there were a total of 2,285,000 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2008, the Company had cash of $3,318 and liabilities of $99,242.  The liabilities of $89,760 owed to general creditors are as follows: independent accountants – $2,500, internal accountant for an opinion on the financial statements attached to this Form 10K - $36,040 for preparation and edgarizing financial statements and other reports, $49,672 owed to a former director of the Company, $946 owed to Holladay Stock Transfer and $602 for other payables.  The amount owed to related parties of $9,482 is non-interest bearing and has not fixed terms of repayment.  During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 9,500
Bank charges		86
Edgar filings	ii	1,200
Filing fees and franchise taxes	iii	326
Legal	iv	4,000
Management fees	v	2,400
Office	vi	886
Rent	vii	1,200
Telephone	viii	600
Transfer agent's fees and interest	ix	1,605
Total expenses		$ 21,803

i.
The Company accrues $500 each for November’s, February’s and May’s fees to its auditors, Madsen & Associates, CPA's Inc., for the review of its 10Qs and $2,500 for the examination of the Form 10K.  In addition, the Company has accrued $1,250 each for its November, February and May 10Qs; also, $1,750 has been accrued for this Form 10K in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10Qs and 10Ks.

ii	The Company has incurred certain expenses during the year for filing its various Forms 10Qs and 10K with the SEC. The expense for filing these Forms 10Q was $250 per quarter and the Form 10K is $450.

iii.	The Company has paid annual filing fees to The Company Corporation of $226 including interest which included the State of Delaware franchise taxes.

iv.	The Company used the services of two separate legal firms during the year to assist it in various corporate matters.

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

vi.
Office expenses of $481 were paid to the Company’s directors for expenditures on behalf of the Company.  Notarization of certain corporate documents were $175.  General expenses of $230 for photocopying, fax and courier were paid.

vii.
The Company does not incur any rental expense since it used the personal residence of its President.  Similar to management fees, rent expense should be reflected as an operating expense.  Therefore, the Company has accrued $100 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

viii.
The Company does not have its own telephone number but uses the telephone number of its President.  Similar to management fees and rent, the Company accrues an amount of $50 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

ix.
During the period, the Company transferred from Nevada Agency & Trust Company to Holladay Stock Transfer which resulted in a termination fee from Nevada Agency & Trust Company of $149 with an addition charge of $10 for a shareholder report.  The Company paid Holladay Stock Transfer a start up fee of $500 and incurred cost during the year of $946.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,500	$ 38,540	$ 48,040
Bank charges		200	-	200
Edgar filing fees	2	1,200	-	1,200
Filing fees and franchise taxes	3	325	-	325
Office	4	1,000	602	1,602
Payment to former director	5	-	49,672	49,672
Transfer agent's fees	6	1,500	946	2,446
Estimated expenses		$ 13,725	$ 89,760	$ 103,485

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.                          Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10Q - Nov. 30, 2008	$ 1,250	$ 500	$ 1,750
Form 10Q - Feb 28, 2009	1,250	500	1,750
Form 10Q - May 31, 2009	1,250	500	1,750
Form 10K - Aug 31, 2009	1,750	2,500	4,250

	$ 5,500	$ 4,000	$ 9,500

2.	Edgar filing fees comprise the cost of filing the various Forms 10K and 10Qs on Edgar. It is estimated the cost for each of the Form 10Qs will be $250 and the cost of filing the 10K will be $450.

3.	Filing fees for The Company Corporation as registered agent are $225 per year. Franchise taxes paid to the State of Delaware are $100.

4.	Relates to photocopying and faxing and miscellaneous directors’ expenses based on prior year’s actual charges.

5.
During the year Del Thachuk resigned as a director and officer and the amount owed to him was re-allocated to Accounts Payable from Due to Director.   The amount is on a demand basis and bears no interest.

6. Estimate of the annual fee to Holladay Stock Transfer and preparation of share certificates.

Standard will have to raise funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

Standard does not expect to purchase or sell any plant or significant equipment during the next year.

Standard does not expect any significant changes in the number of employees.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of Standard are included following the signature page to this Form 10K.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2008 and through the subsequent period to, to the best of Standard's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Standard’s Chief Executive Officer and it Chief Financial Officer, after evaluating the effectiveness of Standard’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c) as of the date within 90 days of the filing of this annual report on Form 10K (the “Evaluation Date”), have concluded that as of the Evaluation Date, Standard’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10K was being prepared.

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

PART 111

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of August 31, 2008, the name, age, and position of each executive officers and director and the term of office of each director of Standard.

Name	Age	Position Held	Term as Director Since

Alexander B. Magallano	46	President and Director	2007

Rudy Beloy Perez	38	Secretary Treasurer	2007

B. Gordon Brooke	64	Chief Financial Officer, Chief Accounting Officer and Director	2004

The directors of Standard serve for a term of one year and until their successors are elected at Standard’s Annual Shareholders’ Meeting and are qualified, subject to removal by Standard’s shareholders.   Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Del and Maryanne Thachuk both resigned on December 6, 2007 as directors and officers and were replaced by Alexander B. Magallano and Rudy Beloy Perez on the same day.  Gordon Brooke remained as an officer and director of the Company.

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

RUDY BELOY PEREZ is a professional geologist who graduated from the De La Salle University in Manila and subsequently worked from 1990 to 1996 with Lepanto Mining as a junior exploration geologist.  From 1996 to 1999 was employed by Araxa Mining as an exploration geologist in charge of exploration of new properties and from 1999 to the present time has worked as a senior exploration geologist in charge of over 30 other exploration geologists in the search of mineral claims of merit.

Alexander Magallano and Rudy Perez are not directors of another company registered under the Securities and Exchange Act of 1934.

B. GORDON BROOKE attended Westwood School Secondary School in Paddington, London, England before becoming an articled clerk in 1961 with Roberts White and Company, Chartered Accountants. In 1967, he continued his articles with FF Sharles & Company, Chartered Accountants, as audit manager and supervisor of audits which entailed general audit, accounting, financial statement presentation for small public companies, including such companies as a dairy, a trade stamp company, automobile dealerships, financing companies, engineering, retailer, wholesalers, barristers and solicitors, antique dealers and clothing manufacturers.  He had total responsibility for the audit of Michael Manufacturing Limited, a public trading company.  This entailed the preparation of all information in the year-end financial statements and all printed matters for exchange filing and information to be distributed to the shareholders.  In 1969, he qualified as a Chartered Accountant for England and Wales and immigrated to Canada where he accepted a position with Deloitte, Haskins and Sells, Chartered Accountants, in Toronto, Canada.  His responsibilities included being an audit supervisor for mainly small and large business clients which included such firms as Wickett & Craig- tanners, Canada Dry Inc. – soft drinks, Chromalox Canada – heating systems, Northern Pigments – paints, to name a few.  In 1972, he accepted a position as assistant to the chief Financial Officer of Candeco Management Inc. of Toronto where his responsibilities included preparation of monthly and annual financial reporting packages for all subsidiaries including corporate tax returns, preparation of all required audit working papers and complete audit files for all subsidiaries, responsibilities for internal control systems for all operating subsidiaries.  In 1974, he became assistant to the chief Financial Officer of Canadian Chromalox Ltd. in Toronto where he undertook the controller functions from time to time and subsequently became the Ant-Inflation Officer for Canadian Chromalox’s group of companies where he was responsible for all price increase application to Ottawa.  In 1977, with the end of the Anti-Inflation legislation he became an independent financial consultant where he offered the following services: accounting, financial statement presentation, business plans, personal and corporate taxation services, corporate reorganizations and restructurings, prospectus preparation and analysis and public offering advice and service.  His client base consisted of such companies as Spectra Anodizing Inc. – anodizing services, Security Mirror Ltd. – mirror manufacturer, Arco Prime Steel Inc. –steel fabricator and many other small businesses as well as a continuing relationship with Canadian Chromalox and its subsidiaries.  During this same period of time, Gordon Brooke either owned or was a working shareholder in the following business: Black Swan Investments Inc. 30% shareholder in a pub in Toronto, Octagon Industries Inc. 10% shareholder in a signage company, Reybrooke Housewares – 100% owner in a company licensed with a United Kingdom company for PVC extrusions, Beaver Hill Farm Inc. – 33.3% owner of this company which was a producer of fresh herbs grown under light and sold to over 200 retail outlets in southern Ontario.  In 1997 he became financial consultant to Confectionately Yours Inc. a Toronto based company specializing in large fresh baked goods and cereal bar manufacturer.  His responsibilities were to serve as an interim controller and prepare business plans.  In 1998, he became the unofficial Chief Financial Officer of the company until it was sold in December 2000.  In 2001 to the present time, he has been working for Snack Crafters Inc. in Toronto as a financial consultant where his responsibilities have been to prepare business plans, to serve as an interim accountant providing accounting services, preparation of financial statements on a non-audit basis, corporate tax returns and assisting the company in its reorganization and restructuring.

None of the directors and officers are related.

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

The following table sets forth as at August 31, 2008, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

B. Gordon Brooke	Chief Financial Officer, Chief Accounting Officer and Director	3 4	March 5, 2004 November 23, 2005

Neither Alexander Magallano nor Rudy Beloy Perez has filed as a reporting person as at August 31, 2008.

ITEM 10.  EXECUTIVE COMPENSATION
Cash Compensation

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2008.

The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2004 to 2008 to Standard’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.
Summary Compensation Table (2004-2008)
                                                    Long Term Compensation
                                                         Annual Compensation                                                                            Awards                                          Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Bonus ($)	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compensation ($)

Del Thachuk Former Chief Executive Officer, President and Director	2004 2005 2006 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Maryanne Thachuk Former Secretary Treasurer	2004 2005 2006 2007	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Alexander Magallano Chief Executive Officer President and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Ruby Beloy Perez Secretary Treasurer and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

B. Gordon Brooke Chief Accounting Officer , Chief Financial Officer and Director	2004 2005 2006 2007 2008	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

There has been no compensation given to either of the Director or Officers during the periods ended August 31, 2004 to 2008.  There are no stock options outstanding as at August 31, 2008, but it is contemplated that the Company may issue stock options in the future to officers, directors, advisers and future employees.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at August 31, 2008, the name and address and the number of shares of Standard’s common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership	Percent of Class

ALEXANDER MAGALLANO 557 M. Almeda Street, Metro Manila, Philippines	Direct	200,000 (i)	8.75

RUDY B. PEREZ 38 Dayap Street, West Bicutan, Philippines	Direct	20,000 (i)	.01

GORDON BROOKE 115 Angelene Street, Mississauga, Ontario, Canada,	Direct	50,000 (i)	.02

Director and Officers as a whole	Direct	270,000	8.78

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares have been sold but the certificate has not been changed to denote the new owner.

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

(i)    This stock is restricted since it was issued in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  After this stock has been held for one year, Messrs. Magallano, Perez and Brooke could sell 1% of the outstanding stock in Standard every three months. Therefore, this stock can be sold after the expiration of one year in compliance with the provisions of Rule 144. There is "stock transfer" instructions placed against this certificate and a legend has been imprinted on the stock certificate itself.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Standard’s annual financial statements and the review included in Standard’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $8,000.

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

STANDARD CAPITAL CORPORATION
(Registrant)

By:     ALEXANDER MAGALLANO
Alexander Magallano
Chief Executive Officer,
President and Director

September 26, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By:     ALEXANDER MAGALLANO
Alexander Magallano
Chief Executive Officer,
President and Director

September 26, 2008

By: B. GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer,
Chief Financial Officer and Director

September 26, 2008

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Standard Capital Corporation
Metro Manila, Philippines

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Standard Capital Corporation (pre- exploration stage company) at August 31, 2008 and 2007, and the statement of operations, stockholders' equity, and cash flows for the years ended August 31, 2008 and 2007 and for the period September 24, 1998 (date of inception) to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2008 and 2007, and the results of operations, and cash flows for the years ended August 31, 2008 and 2007 and the period September 24, 1998 (date of inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
September 25, 2008

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

	August 31, 2008	August 31, 2007

ASSETS

CURRENT ASSETS

Cash	$ 3,318	$ 4,338

Total Current Assets	$ 3,318	$ 4,338

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 89,760	$ 32,211
Accounts payable – related parties	9,482	50,448
	99,242	82,659

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285

Capital in excess of par value	92,265	88,065

Deficit accumulated during the pre-exploration stage	(190,474)	(168,671)

Total Stockholders’ Deficiency	(95,924)	(78,321)

	$ 3,318	$ 4,338

The accompanying notes are an integral part of these financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended August 31, 2008 and 2007 and the Period
September 24, 1998 (Date of Inception) to August 31, 2008

	August 31, 2008	August 31, 2007	Sept 24, 1998 to Aug 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration	-	4,000	17,617
General expenses	21,803	22,295	172,857

NET LOSS	$ (21,803)	$ (26,295)	$ (190,474)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,285,000	2,285,000

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from September 24, 1998 (Date of Inception) to August 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 – January 11, 1999	1,000,000	1,000	-	-

Issuance of common shares for cash at $0.001 – February 19, 1999	100,000	100	-	-

Issuance of common shares for cash at $0.01 – February 15, 1999	195,000	195	1,755	-

Capital contributions – expenses	-	-	4,200

Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)

Capital contributions – expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)

Capital contributions – expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)

Capital contributions – expenses	-	-	4,200	-

Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)

Issuance of common shares for cash at $0.05 – September 30, 2005	990,000	990	48,510	-

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2006	-	-	-	(36,987)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2007	-	-	-	(26,295)

Capital contributions	-	-	4,200	-

Net operating loss for the year ended August 31, 2008	-	-	-	(21,803)

Balance, August 31, 2008	2,285,000	$ 2,285	$ 92,265	$ (190,474)

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years ended August 31, 2008 and 2007 and the Period
September 24, 1998 (Date of Inception) to August 31, 2008

	August 31, 2008	August 31, 2007	Sept 24, 1998 to August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (21,803)	$ (26,295)	$ (190,474)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	57,549	4,784	89,760
Capital contributions - expenses	4,200	4,200	42,000

Net Change in Cash from Operations	39,946	(17,311)	(58,714)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances from related parties	(40,966)	19,392	9,482

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	52,550

Net (Decrease) Increase in Cash	(1,020)	2,081	3,318

Cash at Beginning of Period	4,338	2,257	-

CASH AT END OF PERIOD	$ 3,318	$ 4,338	$ 3,318

SCHEDULE OF NON CASH OPERATING ACTIVITIES

Capital contributions - expenses	$ 4,200	$ 4,200	$ 42,000

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

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

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date the Company has no mineral claim since it allowed the Standard claim to lapse in February 2008 and has not identified another claim to replace it.  Nevertheless, the Company continues to be in the pre-exploration stage due its intent to acquire another mineral claim in the immediate future (see note 3).

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

On August 31, 2008, the Company had a net operating loss carry forward of $190,474  The tax benefit of approximately $57,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2015 through 2028.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
August 31, 2008

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
August 31, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, areconsidered by management to be their estimated fair value due to their short termmaturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accountingpronouncements will have a material impact on its financial statements.

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

            On August 31, 2008, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $9,482 and have made contributions to capital of $42,000 to the Company in the form of expenses paid for the Company.

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
August 31, 2008

6.	CAPITAL STOCK

The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050.  In addition, the Company has completed an Offering Memorandum whereby 990,000 common shares were issued for at a price of $0.05 per share for $49,500.

7.	GOING CONCERN

The Company will need additional working capital to service its debt and for its intended purpose of acquiring another mineral claim, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.