Form 10-Q
period 2008-11-30
STANDARD CAPITAL CORP
filed 2008-12-30
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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

December 31, 2008:                                           2,285,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at November 30, 2008 and August 31, 2008	4

	Statement of Operations For the three months ended November 30, 2008 and 2007 and for the period September 24, 1998 (Date of Inception) to November 30, 2008	5

	Statement of Cash Flows For the three months ended November 30, 2008 and 2007 and for the period September 24, 1998 (Date of Inception) to November 30, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	14

ITEM 1.	Legal Proceedings	14

ITEM 2.	Changes in Securities and Use of Proceeds	14

ITEM 3.	Defaults Upon Senior Securities	14

ITEM 4.	Submission of Matters to a Vote of Security Holders	14

ITEM 5.	Other Information	14

ITEM 6.	Exhibits and Reports on Form 8-K	15

	SIGNATURES.	16

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheet of Standard Capital Corporation (a pre-exploration stage company) at November 30, 2008 (with comparative figures as at August 31, 2008) and the statement of operations for the three months ended November 30, 2008 and 2007 and the statement of cash flows for the three months ended November 30, 2008 and 2007 and for the period from September 24, 1998 (date of incorporation) to November 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2008, are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	November 30, 2008	August 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 799	$ 3,318

Total Current Assets	$ 799	$ 3,318

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 89,309	$ 89,760
Accounts payable – related parties	9,549	9,482
	98,858	99,242

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285

Capital in excess of par value	93,315	92,265

Deficit accumulated during the pre-exploration stage	(193,659)	(190,474)

Total Stockholders’ Deficiency	(98,059)	(95,924)

	$ 799	$ 3,318

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended November 30, 2008 and 2007 and the Period
September 24, 1998 (Date of Inception) to November 30, 2008

(Unaudited – Prepared by Management)

	Three months ended November 30, 2008	Three months ended November 30, 2007	Date of Inception to November 30, 2008

SALES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,750	1,750	64,880
Annual general meeting	-	-	2,230
Bank charges and interest	19	19	2,041
Consulting fees	-	-	17,500
Edgar filing fees	250	250	10,079
Filing fees	-	-	1,687
Geological report	-	-	2,780
Incorporation costs	-	-	255
Legal fees	-	-	6,987
Management fees	600	600	24,600
Miscellaneous	-	-	1,600
Office expenses	66	36	6,530
Rent	300	300	12,300
Staking and explorationcosts	-	-	17,617
Telephone	150	150	6,150
Transfer agent’s fees	50	10	11,400
Travel and entertainment	-	-	5,023

NET LOSS	$ (3,185)	$ (3,115)	$ (193,659)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended November 30, 2008 and 2007 and the Period
September 24, 1998 (Date of Inception) to November 30, 2008

(Unaudited – Prepared by Management)

	Nov. 30, 2008	Nov. 30, 2007	Sept 24, 1998 to Nov. 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (3,185)	$ (3,115)	$ (193,659)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	(451)	(500)	89,309
Capital contributions - expenses	1,050	1,050	43,050

Net Change in Cash from Operations	(2,586)	(2,565)	(61,300)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	67	35	9,549
Proceeds from issuance of common stock	-	-	52,550

Cash flows from financing activities	67	35	62,099

Net (Decrease) Increase in Cash	(2,519)	(2,530)	799

Cash at Beginning of Period	3,318	4,338	-

CASH AT END OF PERIOD	$ 799	$ 1,808	$ 799

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Capital contributions - expenses	$ 4,305	$ 4,305	$ 43,050

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008

(Unaudited – Prepared by Management)

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

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date the Company has no mineral claim since it allowed the Standard claim to lapse in February 2008 and has not identified another claim to replace it.  Nevertheless, the Company continues to be in the pre-exploration stage due its intent to acquire another mineral claim in the immediate future.

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

On November 30, 2008, the Company had a net operating loss carry forward of $193,659  The tax benefit of approximately $58,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2015 through 2029.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
November 30, 2008

(Unaudited – Prepared by Management)

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
November 30, 2008

(Unaudited – Prepared by Management)

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

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On November 30, 2008, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $9,549 and have made contributions to capital of $43,050 to the Company in the form of expenses paid for the Company.

4.	STOCK OPTION PLAN

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

5.	CAPITAL STOCK

The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050.  In addition, the Company has completed an Offering Memorandum whereby 990,000 common shares were issued for at a price of $0.05 per share for $49,500.

6.	GOING CONCERN

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $193,659.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

Standard has not yet identified a mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $23,700 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($4,000), Edgar fees ($1,100), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), identifying a new mineral claim and obtain geological report thereon ($10,000), office and miscellaneous ($750), annual general meeting mail costs, holding of meeting, etc. ($1,100) and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $89,309 as at November 30, 2008. Thee amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $113,009.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Standard’s auditors' report on its 2008 financial statements expressed an opinion that substantial doubt exists as to whether Standard can continue as an ongoing business for the next twelve months. Because its officers and directors are unwilling to loan or advance capital to it, Standard believes that if it does not raise additional capital through the issuance of treasury shares, Standard will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to November 30, 2008 is $193,659. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of November 30, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended November 30, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There is no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company.    Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 8(b)                      Changes in Internal Controls

There were no material changes in the Company’s internal controls or in other factors that could materially affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

Dated:  December 29, 2008

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  December 29, 2008