Form 10-Q
period 2009-02-28
STANDARD CAPITAL CORP
filed 2009-03-17
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                            Accelerated filer                                  [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                                     Small reporting company           [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 15, 2009: 2,285,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at February 28, 2009 and August 31, 2008	4

	Statement of Operations For the three and six months ended February 28, 2009 and February 29, 2008 and for the period September 24, 1998 (Date of Inception) to February 28, 2009	5

	Statement of Cash Flows For the six months ended February 28, 2009 and February 29, 2008 and for the period September 24, 1998 (Date of Inception) to February 28, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	11

ITEM 4.	Controls and Procedures	12

ITEM 4T.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13

ITEM 1A.	Risk Factors	13

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits and Reports on Form 8-K	15

	SIGNATURES.	17

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Standard Capital Corporation (a pre-exploration stage company) at February 28, 2009 (with comparative figures as at August 31, 2008) and the statement of operations for the three and six months ended February 28, 2009 and February 29, 2008 and from September 24, 1998 (date of incorporation) to February 28, 2009 and the statement of cash flows for the six months ended February 28, 2009 and February 28, 2008 and for the period from September 24, 1998 (date of incorporation) to February 28, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 28, 2009, are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	February 28, 2009	August 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 1,081	$ 3,318

Total Current Assets	$ 1,081	$ 3,318

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 89,813	$ 89,760
Accounts payable – related parties	11,583	9,482

Total Current Liabilities	101,396	99,242

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285
Capital in excess of par value	94,365	92,265
Deficit accumulated during the pre-exploration stage	(196,965)	(190,474)
Total Stockholders’ Deficiency	(100,315)	(95,924)

	$ 1,081	$ 3,318

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended February 28, 2009 and February 29, 2008 and the Period
September 24, 1998 (Date of Inception) to February 28, 2009

(Unaudited – Prepared by Management)

	Three months ended Feb. 28, 2009	Three months ended Feb. 29, 2008	Six months ended Feb. 28, 2009	Six months ended Feb. 29, 2008	Date of Inception to Feb. 28, 2009

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,750	1,750	3,500	3,500	66,630
Annual general meeting	-	-	-	-	2,230
Bank charges and interest	22	24	41	44	2,063
Consulting fees	-	-	-	-	17,500
Edgar filing fees	250	250	500	500	10,329
Filing fees	-	-	-	-	1,687
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	-	2,000	-	2,000	6,987
Management fees	600	600	1,200	1,200	25,200
Miscellaneous	-	-	-	-	1,600
Office expenses	34	522	100	557	6,564
Rent	300	300	600	600	12,600
Staking and explorationcosts	-	-	-	-	17,617
Telephone	150	150	300	300	6,300
Transfer agent’s fees	200	649	250	659	11,600
Travel and entertainment	-	-	-	-	5,023

NET LOSS	$ (3,306)	$ (6,245)	$ (6,491)	$ (9,360)	$ (196,965)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended February 28, 2009 and February 29, 2008 and the Period
September 24, 1998 (Date of Inception) to February 28, 2009

(Unaudited – Prepared by Management)

	For the Six months ended February 28, 2009	For the Six months ended February 29, 2008	Sept 24, 1998 to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,491)	$ (9,360)	$ (196,965)

Adjustments to reconcile net loss to net cashprovided by operating activities:

Change in accounts payable	53	50,777	89,813
Capital contributions - expenses	2,100	2,100	44,100

Net Change in Cash from Operations	(4,338)	43,517	(63,052)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	2,101	(45,395)	11,583
Proceeds from issuance of common stock	-	-	52,550

Cash flows from financing activities	2,101	(45,395)	64,133

Net (Decrease) Increase in Cash	(2,237)	(1,878)	1,081

Cash at Beginning of Period	3,318	4,338	-

CASH AT END OF PERIOD	$ 1,081	$ 2,460	$ 1,081

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009

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

On February 28, 2009, the Company had a net operating loss carry forward of $196,965.  The tax benefit of approximately $59,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2015 through 2029.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
February 28, 2009

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
February 28, 2009

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

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On February 28, 2009, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $11,583 and have made contributions to capital of $44,100 to the Company in the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $196,965.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

Standard has not yet identified a mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $23,700 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($4,000), Edgar fees ($1,100), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), identifying a new mineral claim and obtain geological report thereon ($10,000), office and miscellaneous ($750), annual general meeting mail costs, holding of meeting, etc. ($1,100) and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $89,813 as at February 28, 2009. Thee amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $125,096.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 1,090,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.
While our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the merits of a new mineral claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

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

As of February 28, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the six months ended February 28, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

There were no material changes in the Company’s internal controls or in other factors that could materially affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Standard is a party nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A                                RISK FACTORS

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to February 28, 2009 is $196,965. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

ITEM 2.                     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: March 17, 2009

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  March 17, 2009