Form 10-Q
period 2009-05-31
STANDARD CAPITAL CORP
filed 2009-06-10
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

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

May 31, 2009: 2,285,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Standard Capital Corporation (a pre-exploration stage company) at May 31, 2009 (with comparative figures as at August 31, 2008) and the statement of operations for the three and nine months ended May 31, 2009 and 2008 and from September 24, 1998 (date of incorporation) to May 31, 2009 and the statement of cash flows for the nine months ended May 31, 2009 and 2008 and for the period from September 24, 1998 (date of incorporation) to May 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2009, are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	May 31, 2009	August 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 3,061	$ 3,318

Total Current Assets	$ 3,061	$ 3,318

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 91,313	$ 89,760
Accounts payable – related parties	14,114	9,482

Total Current Liabilities	105,427	99,242

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285
Capital in excess of par value	95,415	92,265
Deficit accumulated during the pre-exploration stage	(200,066)	(190,474)
Total Stockholders’ Deficiency	(102,366)	(95,924)

	$ 3,061	$ 3,318

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended May 31, 2009 and 2008 and the Period
September 24, 1998 (Date of Inception) to May 31, 2009

(Unaudited – Prepared by Management)

	Three months ended May 31, 2009	Three months ended May 31, 2008	Nine months ended May 31, 2009	Nine months ended May 31, 2008	Date of Inception to May 31, 2009

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,750	1,750	5,250	5,250	68,380
Annual general meeting	-	-	-	-	2,230
Bank charges and interest	20	22	61	66	2,083
Consulting fees	-	-	-	-	17,500
Edgar filing fees	250	250	750	750	10,579
Filing fees	-	326	-	326	1,687
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	-	2,000	-	4,000	6,987
Management fees	600	600	1,800	1,800	25,800
Miscellaneous	-	-	-	-	1,600
Office expenses	31	128	131	685	6,595
Rent	300	300	900	900	12,900
Staking and explorationcosts	-	-	-	-	17,617
Telephone	150	150	450	450	6,450
Transfer agent’s fees	-	-	250	659	11,600
Travel and entertainment	-	-	-	-	5,023

NET LOSS	$ (3,101)	$ (5,526)	$ (9,592)	$ (14,886)	$ (200,066)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2009 and 2008 and the Period
September 24, 1998 (Date of Inception) to May 31, 2009

(Unaudited – Prepared by Management)

	For the Nine months ended May 31, 2009	For the Nine months ended May 31, 2008	Sept 24, 1998 to May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (9,592)	$ (14,886)	$ (200,066)

Adjustments to reconcile net loss to net cashprovided by operating activities:

Change in accounts payable	1,553	52,277	91,313
Capital contributions – expenses	3,150	3,150	45,150

Net Change in Cash from Operations	(4,889)	40,541	(63,603)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	4,632	(43,041)	14,114
Proceeds from issuance of common stock	-	-	52,550

Cash flows from financing activities	4,632	(43,041)	66,664

Net (Decrease) Increase in Cash	(257)	(2,500)	3,061

Cash at Beginning of Period	3,318	4,338	-

CASH AT END OF PERIOD	$ 3,061	$ 1,838	$ 3,061

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2009

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

On May 31, 2009, the Company had a net operating loss carry forward of $200,066.  The tax benefit of approximately $60,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2022 through 2029.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
May 31, 2009

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
May 31, 2009

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

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On May 31, 2009, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $14,114 and have made contributions to capital of $45,150 to the Company in the form of expenses paid for the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $200,066.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

Standard has not yet identified a mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $23,700 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($4,000), Edgar fees ($1,100), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), identifying a new mineral claim and obtain geological report thereon ($10,000), office and miscellaneous ($750), annual general meeting mail costs, holding of meeting, etc. ($1,100) and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $91,313 as at May 31, 2009. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $115,013.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

As of May 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the nine months ended May 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

●              There are no effective controls instituted over financial disclosure and the reporting processes.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to May 31, 2009 is $200,066. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Dated:  June 10, 2009

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  June 10, 2009