Form 10-K
period 2009-08-31
STANDARD CAPITAL CORP
filed 2009-09-30
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended August 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File Number 0-25707

STANDARD CAPITAL CORPORATION
(Exact name of registrant as specified in charter)

Delaware	91-1949078
State or other jurisdiction of incorporation or organization	(I.R.S. Employee Identificationh No.)

557 M. Almeda Street Metro Manila, Philippines
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number

Securities registered pursuant to section 12 (b) of the Act:

Title of each share None	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 15, 2009: 2,285,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

PART 1

ITEM 1. BUSINESS

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

Standard was engaged in the exploration of a mineral claim known as the “Standard” but allowed the property to lapse in February 2008 and no longer has any rights to the minerals on the Standard nor does it have any liabilities attached to the claim itself. Standard is referred to as being in the “pre-exploration” stage by its auditors.  This term is generally used in Financial Accounting Standards to describe a company seeking to develop its ideas and products.   Standard is not in the development stage with regards to any mineral claim since at present it has no mineral claim.   Standard is purely an exploration company which presently is seeking an exploration property.

Standard has no revenue to date from its prior exploration activities on the Standard claim, and its ability to affect its plans for the future will depend on the availability of financing.  Such financing will be required to acquire a new mineral and to explore it to a stage where a decision can be made by management as to whether an ore reserve exists and can be successfully brought into production.  Standard anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that Standard will be successful in obtaining additional capital for exploration activities in the future from the sale of its capital stock or in otherwise raising substantial capital.

Standard is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Q.

The shareholders may read and copy any material filed by Standard with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Standard has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Standard has no website at this time.

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

ITEM 1A.                      RISK FACTORS

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

The trading in our shares is subject to the “Penny Stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends our shares to persons other than prior customers and accredited investors, must prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our shares, which could severely limit their market price and liquidity of our shares.  Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock.  These regulations require broker-dealers to:

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

4.
We may not be able to maintain a quotation of our common stock on the OTC Bulletin Board due to not filing the required information as it is due, which would make it more difficult for an investor to sell our shares.

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

We are not planning to declare a dividend in either cash or shares in the near future since our policy will be to retain any earnings received for the future exploration of any mineral claims obtained by us.  Dividends are only declared by your Directors when they feel that surplus funds can be distributed to the shareholders without encroaching upon working capital of our Company.

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

The auditors have expressed a concern regarding whether our Company will continue as a going concern if it does not receive adequate financing to meet its obligations.  The auditors are indicating there might be substantial doubt regarding our Company’s continuation as an operating concern over the next twelve months.  If our directors are unwilling to advance us some funds to maintain our Company in good standing, there is the possibility that we might cease to be an operating company.  As a shareholder of our Company you should read the auditors’ report and Note 6 to the audited financial statements included in this Form 10K.

2.	We lack an operating history and have accumulated losses, which are expected to continue into the future.

Since inception, we have not realized any revenue to date and have no operating history upon which an evaluation of our future success or failure can be made.  The accumulated loss since February 24, 1998 is $206,290.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

6.	We are a small Company without much money to devote to a full exploration program on a new and not identified mineral claim

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

We have not subscribed to a key man insurance policy in the event that our current directors and officers either depart from our Company or meet an untimely end.  There will be no proceeds from insurance to allow us to attract individuals to replace them and it is unlikely we will have extra money on hand to be allocated for this purpose.

8.           No asset to build our future on.

We do not have any assets since the lapse of the Standard claim.   We have not identified any new mineral claim to date to acquire and there is the possibility we might never identify a mineral claim of merit which we can explore and, hopefully, discover a commercially viable ore body.  Until this occurs, we have no assets to build our future on which limits the possibilities of us obtaining fund through a public offering of our shares.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2.	PROPERTIES

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

Investment Policies

The Company does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the directors are able to invest.   Presently the Company does not have any excess funds to invest.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings to which Standard is a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since November 2005.  Management hopes to hold an Annual General Meeting of Stockholders during the spring of 2010.

PART 11

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Standard has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at August 31, 2009, Grosvenor had 46 shareholders; three of these shareholders are an officers and director.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Standard’s inception.

There are no outstanding warrants or conversion privileges for Standard’s shares.

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our audited financial statements for the year ended August 31, 2009.   The following figures represent only a summary of what is contained in the audited financial statements.  By review the Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the attached audited financial statements and the notes thereto will assist you in better understanding our financial position.

Statement of Operations
	For the year ended August 31, 2009	September 24, 1998 (date of incorporation) to August 31, 2009

Revenue	$ -	$ -
Exploration expenses	-	17,617
General and Administration	15,816	188,673
Net loss	(15,816)	(206,290)

Weighted average shares outstanding (basic)	2,285,000
Weighted average shares outstanding (diluted)	2,285,000
Net loss per share (basic)	$ (0.01)
Net loss per share (diluted)	$ (0.01)

Balance Sheet

Cash and cash equivalent	$ 3,441
Total assets	3,441
Total liabilities	110,981
Total Shareholders’ deficiency	$ (107,540)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History Within Last Five years

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share.  The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050.  In October and November 2005, the Company issued a further 990,000 common shares at a price of $0.05 per share for a total consideration of $49,500.  As at August 31, 2009 there were a total of 2,285,000 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2009, the Company had cash of $3,441 and liabilities of $110,981.  The liabilities of $95,626 owed to general creditors are as follows: independent accountants – $2,500, internal accountant for an opinion on the financial statements attached to this Form 10K - $42,740 for preparation and edgarizing financial statements and other reports, $49,672 owed to a former director of the Company and $714 for other payables.  The amount owed to related parties of $15,355 is non-interest bearing and has not fixed terms of repayment.  During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 9,500
Bank charges		81
Edgar filings	ii	1,200
Filing fees and franchise taxes	iii	208
Management fees	iv	2,400
Office	v	277
Rent	vi	1,200
Telephone	vii	600
Transfer agent's fees and interest	viii	350
Total expenses		$ 15,816

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

ii	The Company has incurred certain expenses during the year for filing its various Forms 10Qs and 10K with the SEC. The expense for filing these Forms 10Q was $250 per quarter and the Form 10K is $450.

iii.	The Company has paid annual filing fees to The Company Corporation of $208 including interest which included the State of Delaware franchise taxes.

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

v.
Office expenses of $164 were paid to the Company’s directors for expenditures on behalf of the Company which was mainly courier payments. In addition, the Company incurred $113 for photocopying and fax charges

vi.
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

viii.
The Company paid Holladay Stock Transfer $300 in service charges and an additional amount of $50 for confirming the share position with Madsen & Associates CPA’s Inc. for audit purposes for the fiscal year ended August 31, 2008.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 9,500	$ 45,240	$ 54,740
Bank charges		200	-	200
Edgar filing fees	2	1,200	-	1,200
Filing fees and franchise taxes	3	208	-	208
Office	4	1,000	714	1,714
Payment to former director	5	-	49,672	49,672
Transfer agent's fees	6	1,500	-	1,500
Estimated expenses		$ 13,608	$ 95,626	$ 109,234

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.               Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10Q - Nov. 30, 2009	$ 1,250	$ 500	$ 1,750
Form 10Q - Feb 28, 2010	1,250	500	1,750
Form 10Q - May 31, 2010	1,250	500	1,750
Form 10K - Aug 31, 2010	1,750	2,500	4,250

	$ 5,500	$ 4,000	$ 9,500

2.	Edgar filing fees comprise the cost of filing the various Forms 10K and 10Qs on Edgar. It is estimated the cost for each of the Form 10Qs will be $250 and the cost of filing the 10K will be $450.

3. Filing fees for The Company Corporation as registered agent are $208 per year.

4. Relates to photocopying and faxing and miscellaneous directors’ expenses based

5.	In 2008, Del Thachuk resigned as a director and officer and the amount owed to him was re-allocated to Accounts Payable from Due to Director. The amount is on a demand basis and bears no interest.

6. Estimate of the annual fee to Holladay Stock Transfer for work to be performed by them in the future.

Standard will have to raise funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

Standard does not expect to purchase or sell any plant or significant equipment during the next year.

Standard does not expect any significant changes in the number of employees.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described  in this section or in ‘Risk Factors’.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended August 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.
The following financial statements are included in this report:

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2009 and through the subsequent period to, to the best of Standard's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2009 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.
Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2009, there is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the year-end financial reporting process were not operating effectively. A material weakness in the year-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 9A(T)                                CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the year ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B                      OTHER INFORMATION

There is no other information.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of August 31, 2009, the name, age, and position of each executive officers and director and the term of office of each director of Standard.

Name	Age	Position Held	Term as Director Since

Alexander B. Magallano	47	President and Director	2007

Rudy Beloy Perez	39	Secretary Treasurer	2007

B. Gordon Brooke	65	Chief Financial Officer, Chief Accounting Officer and Director	2004

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

Alexander Magallano and Rudy Perez are not directors of another company registered under the Securities and Exchange Act of 1934. Gordon Brooke is president and director of Patterson Brooke Resources Inc., a pre-exploration company quoted on the OTCBB.

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

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2009.

The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2005 to 2009 to Standard’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.
Summary Compensation Table (2005-2009)

Name and Principal position	Year	Salary	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive Plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)

Del Thachuk Former Chief Executive Officer, President and Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Maryanne Thachuk Former Secretary Treasurer	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Alexander Magallano Chief Executive Officer President and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Ruby Beloy Perez Secretary Treasurer and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

B. Gordon Brooke Chief Accounting Officer , Chief Financial Officer and Director	2005 2006 2007 2008 2009	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

There has been no compensation given to either of the Director or Officers during the periods ended August 31, 2005 to 2009.  On February 20, 2004, the shareholders approved a Stock Option Plan whereby a maximum of 5,000,000 common shares were authorized but unissued to be granted to directors, officers, consultants and non-employees who assist in the development of the Company.  The valued of the stock options to be granted under this Plan will be determined on the fair market value of the Company’s shares on the OTCBB at the closing price as at the date of granting the option.   No stock options have been granted under this Plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

The directors have not received any compensation for the time they have devoted to Standard.  Nevertheless, Standard does give recognition to the time spent by accruing as an expense each month a charge of $200 per month as management fees with an offsetting credit to Capital in Excess of Par Value.   The amount so accrued with not be pay in either cash or shares to the director in the future.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as at August 31, 2009, the name and address and the number of shares of Standard’s common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Standard and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which Standard was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Standard to own of record or beneficially more than 5% of any class of Standard’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of Standard’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which Standard was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Standard to own of record or beneficially more than 5% of the common shares of Standard’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

Gordon Brooke is the President of Patterson Brooke Resources Inc., a company considered to be a pre-exploration company similar to Standard and is quoted on the OTCBB.  There could be a conflict of interest in the event a mineral claim became known to Gordon Brooke since he would have to make a decision as to which company should acquire the claim.   In such a case he would indicate to the Board of Directors he had a conflict of interest and abstain from voting on the acquisition of the mineral claim.   Our other two directors are not officers or directors of other companies in the mining industry.   Nevertheless, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on March 5, 2004, a Code of Ethics for the Board of Directors (the “Code”).  Standard’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Standard and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

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

PART IV

ITEM 15.                      EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD CAPITAL CORPORATION
(Registrant)

By:     ALEXANDER MAGALLANO
Alexander Magallano
Chief Executive Officer,
President and Director

September 30, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     ALEXANDER MAGALLANO
Alexander Magallano
Chief Executive Officer,
President and Director

September 30, 2009

By: B. GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer,
Chief Financial Officer and Director

September 30, 2009

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Standard Capital Corporation
Metro Manila, Philippines

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Standard Capital Corporation (Pre- exploration stage company) at August 31, 2009 and 2008, and the statement of operations, stockholders' deficiency, and cash flows for the years ended August 31, 2009 and 2008 and for the period September 24, 1998 (date of inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation at August 31, 2009 and 2008, and the results of operations, and cash flows for the years ended August 31, 2009 and 2008 and the period September 24, 1998 (date of inception) to August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
September 30, 2009

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

	August 31, 2009	August 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 3,441	$ 3,318

Total Current Assets	$ 3,441	$ 3,318

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 95,626	$ 89,760
Accounts payable – related parties	15,355	9,482
	110,981	99,242

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285

Capital in excess of par value	96,465	92,265

Deficit accumulated during the pre-exploration stage	(206,290)	(190,474)

Total Stockholders’ Deficiency	(107,540)	(95,924)

	$ 3,441	$ 3,318

The accompanying notes are an integral part of these financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years ended August 31, 2009 and 2008 and the period
September 24, 1998 (Date of Inception) to August 31, 2009

	August 31, 2009	August 31, 2008	Sept 24, 1998 to Aug 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration	-	-	17,617
General expenses	15,816	21,803	188,673

NET LOSS	$ (15,816)	$ (21,803)	$ (206,290)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	2,285,000	2,285,000

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
For the Period from September 24, 1998 (Date of Inception) to August 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -
Issuance of common shares for cash at $0.001 – January 11, 1999	1,000,000	1,000	-	-
Issuance of common shares for cash at $0.001 – February 19, 1999	100,000	100	-	-
Issuance of common shares for cash at $0.01 – February 15, 1999	195,000	195	1,755	-
Capital contributions – expenses	-	-	4,200
Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)
Capital contributions – expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)
Capital contributions – expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)
Capital contributions – expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)
Capital contributions	-	-	4,200	-
Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)
Capital contributions	-	-	4,200	-
Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)
Capital contributions	-	-	4,200	-
Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)
Issuance of common shares for cash at $0.05 – September 30, 2005	990,000	990	48,510	-
Capital contributions	-	-	4,200	-
Net operating loss for the year ended August 31, 2006	-	-	-	(36,987)
Capital contributions	-	-	4,200	-
Net operating loss for the year ended August 31, 2007	-	-	-	(26,295)
Capital contributions	-	-	4,200	-
Net operating loss for the year ended August 31, 2008	-	-	-	(21,803)
Capital contributions	-	-	4,200	-
Net operating loss for the year ended August 31, 2009	-	-	-	(15,816)
Balance, August 31, 2009	2,285,000	$ 2,285	$ 96,465	$ (206,290)

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years ended August 31, 2009 and 2008 and the Period
September 24, 1998 (Date of Inception) to August 31, 2009

	Aug 31, 2009	Aug 31, 2008	Sept 24, 1998 to Aug 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (15,816)	$ (21,803)	$ (206,290)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	5,866	57,549	95,626
Capital contributions - expenses	4,200	4,200	46,200

Net Change in Cash from Operations	(5,750)	39,946	(64,464)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	5,873	(40,966)	15,355
Proceeds from issuance of common stock	-	-	52,550

Net change in cash flows from financing activities	5,873	(40,966)	67,905

Net (Decrease) Increase in Cash	123	(1,020)	3,441

Cash at Beginning of Period	3,318	4,338	-

CASH AT END OF PERIOD	$ 3,441	$ 3,318	$ 3,441

SCHEDULE OF NONCASH OPERATING ACTIVITIES

Capital contributions - expenses	$ 4,200	$ 4,200	$ 46,200

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

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

On August 31, 2009, the Company had a net operating loss carry forward of $206,290.  The tax benefit of approximately $62,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2015 through 2029.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
August 31, 2009

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
August 31, 2009

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

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

            On August 31, 2009, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $15,355 and have made contributions to capital of $46,200 to the Company in the form of expenses paid for the Company.

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