Form 10-Q
period 2009-11-30
STANDARD CAPITAL CORP
filed 2010-01-08
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File number 0-24707

STANDARD CAPITAL CORPORTION
(Exact name of registrant as specified in charter)

Delaware	91-1949078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Indentification No.)

557 M. Almeda Street
Metro Manila, Philippines
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-632 724-5517

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 8, 2010: 2,285,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at November 30, 2009 and August 31, 2009	4

	Statement of Operations For the three months ended November 30, 2009 and 2008 and for the period September 24, 1998 (Date of Inception) to November 30, 2009	5

	Statement of Cash Flows For the three months ended November 30, 2009 and 2008 and for the period September 24, 1998 (Date of Inception) to November 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	11

ITEM 4.	Controls and Procedures	11

ITEM 4T.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13

ITEM 1A.	Risk Factors	13

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	15

	SIGNATURES.	16

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Standard Capital Corporation (pre-exploration stage company) at November 30, 2009 (with comparative figures as at August 31, 2009) and the statement of operations for the three months ended November 30, 2009 and 2008 and from September 24, 1998 (date of incorporation) to November 30, 2009 and the statement of cash flows for the three months ended November 30, 2009 and 2008 and for the period from September 24, 1998 (date of incorporation) to November 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2009, are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	May 31, 2009	August 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 846	$ 3,441

Total Current Assets	$ 846	$ 3,441

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 95,223	$ 95,626
Accounts payable – related parties	15,409	15,355

Total Current Liabilities	110,632	110,981

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285
Capital in excess of par value	97,515	96,465
Deficit accumulated during the pre-exploration stage	(209,586)	(206,290)
Total Stockholders’ Deficiency	(109,786)	(107,540)

	$ 846	$ 3,441

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended November, 2009 and 2008 and the Period
September 24, 1998 (Date of Inception) to November 30, 2009

(Unaudited – Prepared by Management)

	Three months ended Nov. 30, 2009	Three months ended Nov. 30, 2008	Date of Inception to Nov. 20, 2009

SALES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,750	1,750	74,380
Annual general meeting	-	-	2,250
Bank charges and interest	45	19	2,128
Consulting fees	-	-	17,500
Edgar filing fees	250	250	11,279
Filing fees	-	-	1,895
Geological report	-	-	2,780
Incorporation costs	-	-	255
Legal fees	-	-	6,987
Management fees	600	600	27,000
Miscellaneous	-	-	1,600
Office expenses	151	66	6,892
Rent	300	300	13,500
Staking and exploration costs	-	-	17,617
Telephone	150	150	6,750
Transfer agent’s fees	50	50	11,750
Travel and entertainment	-	-	5,023

NET LOSS	$ (3,296)	$ (3,185)	$ (209,586)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended November 30, 2009 and 2008 and the Period
September 24, 1998 (Date of Inception) to November 30, 2009

(Unaudited – Prepared by Management)

	For the Three months ended Nov. 30, 2009	For the Three months ended Nov. 30, 2008	Sept 24, 1998 to Nov. 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (3,296)	$ (3,185)	$ (209,586)

Adjustments to reconcile net loss to net cashprovided by operating activities:

Change in accounts payable	(403)	(451)	95,223
Capital contributions – expenses	1,050	1,050	47,250

Net Change in Cash from Operations	(2,649)	(2,586)	(67,113)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	54	67	15,409
Proceeds from issuance of common stock	-	-	52,550

Cash flows from financing activities	54	67	67,959

Net (Decrease) Increase in Cash	(2,595)	(2,519)	846

Cash at Beginning of Period	3,441	3,318	-

CASH AT END OF PERIOD	$ 846	$ 799	$ 846

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2009

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

On November 30, 2009, the Company had a net operating loss carry forward of $209,586.  The tax benefit of approximately $62,900 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2022 through 2030.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
November 30, 2009

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
November 30, 2009

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

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On November 30, 2009, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $15,409 and have made contributions to capital of $47,250 to the Company in the form of expenses paid for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $209,586.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

Standard has not yet identified a mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $24,900 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($4,000), Edgar fees ($1,100), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), edgarizing costs ($1,200), identifying a new mineral claim and obtain geological report thereon ($10,000), office and miscellaneous ($750), annual general meeting mail costs, holding of meeting, etc. ($1,100) and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $95,223 as at November 30, 2009. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $120,123.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

As of November 30, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended November 30, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

ITEM 4A.                      CONTROLS AND PROCEDURES

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

Standard’s auditors' report on its 2009 financial statements expressed an opinion that substantial doubt exists as to whether Standard can continue as an ongoing business for the next twelve months. Because its officers and directors are unwilling to loan or advance capital to it, Standard believes that if it does not raise additional capital through the issuance of treasury shares, Standard will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to November 30, 2009 is $209,586. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Dated:  January 8, 2010

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: January 8, 2010