Form 10-Q
period 2010-02-28
STANDARD CAPITAL CORP
filed 2010-03-30
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

Registrant’s telephone number, including area code 011-632 724-5517

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 15, 2010: 2,285,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at February 28, 2010 and August 31, 2009	4

	Statement of Operations For the three and six months ended February 28, 2010 and 2009 and for the period September 24, 1998 (Date of Inception) to February 28, 2010	5

	Statement of Cash Flows For the six months ended February 28, 2010 and 2009 and for the period September 24, 1998 (Date of Inception) to February 28, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	11

ITEM 4.	Controls and Procedures	11

ITEM 4T.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13

ITEM 1A.	Risk Factors	13

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	15

	SIGNATURES.	16

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Standard Capital Corporation (development stage company) at February 28, 2010 (with comparative figures as at August 31, 2009) and the statement of operations for the three and six months ended February 28, 2010 and 2009 and from September 24, 1998 (date of incorporation) to February 28, 2010 and the statement of cash flows for the six months ended February 28, 2010 and 2009 and for the period from September 24, 1998 (date of incorporation) to February 28, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended February 28, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

STANDARD CAPITAL CORPORATION
(Development Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	Feb 28, 2010	August 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 725	$ 3,441

Total Current Assets	$ 725	$ 3,441

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 96,723	$ 95,626
Accounts payable – related parties	15,948	15,355

Total Current Liabilities	112,671	110,981

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285
Capital in excess of par value	98,565	96,465
Deficit accumulated during the Development stage	(212,796)	(206,290)
Total Stockholders’ Deficiency	(111,946)	(107,540)

	$ 725	$ 3,441

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended February 28, 2010 and 2009 and the Period
September 24, 1998 (Date of Inception) to February 28, 2010

(Unaudited – Prepared by Management)

	Three months ended Feb. 28, 2010	Three months ended Feb. 28, 2009	Six Months Ended Feb.28, 2010	Six Months Ended Feb. 28, 2009	Date of Inception to Feb. 28, 2010

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,750	1,750	3,500	3,500	76,130
Annual general meeting	-	-	-	-	2,250
Bank charges and interest	21	22	66	41	2,149
Consulting fees	-	-	-	-	17,500
Edgar filing fees	250	250	500	500	11,529
Filing fees	-	-	-	-	1,895
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	-	-	-	-	6,987
Management fees	600	600	1,200	1,200	27,600
Miscellaneous	-	-	-	-	1,600
Office expenses	39	34	190	100	6,931
Rent	300	300	600	600	13,800
Staking and explorationcosts	-	-	-	-	17,617
Telephone	150	150	300	300	6,900
Transfer agent’s fees	100	200	150	250	11,850
Travel and entertainment	-	-	-	-	5,023

NET LOSS	$ (3,210)	$ (3,306)	$ (6,506)	$ (6,491)	$ (212,796)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Development Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended February 28, 2010 and 2009 and the Period
September 24, 1998 (Date of Inception) to February 28, 2010

(Unaudited – Prepared by Management)

	For the six months ended Feb. 28, 2010	For the Six months ended Feb. 28, 2009	Sept 24, 1998 to Feb. 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,506)	$ (6,491)	$ (212,796)

Adjustments to reconcile net loss to net cashprovided by operating activities:

Change in accounts payable	1,097	53	96,723
Capital contributions – expenses	2,100	2,100	48,300

Net Change in Cash from Operations	(3,309)	(4,338)	(67,773)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	593	2,101	15,948
Proceeds from issuance of common stock	-	-	52,550

Cash flows from financing activities	593	2,101	68,498

Net (Decrease) Increase in Cash	(2,716)	(2,237)	725

Cash at Beginning of Period	3,441	3,318	-

CASH AT END OF PERIOD	$ 725	$ 1,081	$ 725

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

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

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date the Company has no mineral claim since it allowed the Standard claim to lapse in February 2008 and has not identified another claim to replace it.  Nevertheless, the Company continues to be in the development stage due to its intent to acquire another mineral claim in the immediate future.

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

On February 28, 2010, the Company had a net operating loss carry forward of $212,796.  The tax benefit of approximately $63,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2022 through 2030.

STANDARD CAPITAL CORPORATION
(Development Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
February 28, 2010

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

STANDARD CAPITAL CORPORATION
(Development Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
February 28, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On November 30, 2009, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $15,948 and have made contributions to capital of $48,300 to the Company in the form of expenses paid for the Company.

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

7.         SUBSEQUENT EVENTS

 The Company has evaluated subsequent events from the balance sheet through March 30, 2010 and has found no material subsequent events to report.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $212,796.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

Standard has not yet identified a mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $24,900 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($4,000), Edgar fees ($1,100), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), edgarizing costs ($1,200), identifying a new mineral claim and obtaining geological report thereon ($10,000), office and miscellaneous ($750), annual general meeting mail costs, holding of meeting, etc. ($1,100) and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $96,723 as at February 28, 2010. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $121,623.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Trends

We are in the developments stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, as more fully described under ‘Risk Factors’.

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

As of February 28, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended February 28, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   Appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  Having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

ITEM 1A                      RISK FACTORS

There are certain risk factors regarding Standard’s operations which might affect the outcome of its ability to operate in the future.  An investment in Standard’s securities involves an exceptionally high degree of risk and is extremely speculative. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in Standard.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to February 28, 2010 is $212,796. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Dated: March 30, 2010

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: March 30, 2010