Form 10-Q
period 2010-05-31
STANDARD CAPITAL CORP
filed 2010-06-24
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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

Registrant's telephone number, including area code 011-632 724-5517

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

June 15, 2010: 2,285,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Standard Capital Corporation (development stage company) at May 31, 2010 (with comparative figures as at August 31, 2009) and the statement of operations for the three and nine months ended May 31, 2010 and 2009 and from September 24, 1998 (date of incorporation) to May 31, 2010 and the statement of cash flows for the nine months ended May 31, 2010 and 2009 and for the period from September 24, 1998 (date of incorporation) to May 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended May 31, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

STANDARD CAPITAL CORPORATION
(Development Stage Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	May 31, 2010	August 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 106	$ 3,441

Total Current Assets	$ 106	$ 3,441

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 98,223	$ 95,626
Accounts payable – related parties	15,988	15,355

Total Current Liabilities	114,211	110,981

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285
Capital in excess of par value	99,615	96,465
Deficit accumulated during the Development stage	(216,005)	(206,290)
Total Stockholders’ Deficiency	(114,105)	(107,540)

	$ 106	$ 3,441

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended May 31, 2010 and 2009 and the Period
September 24, 1998 (Date of Inception) to May 31, 2010

(Unaudited – Prepared by Management)

	Three months ended May 31, 2010	Three months ended May 31, 2009	Nine Months Ended May 31, 2010	Nine Months Ended May 31, 2009	Date of Inception to May 31, 2010

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,850	1,750	5,350	5,250	77,980
Annual general meeting	-	-	-	-	2,250
Bank charges and interest	19	20	85	61	2,168
Consulting fees	-	-	-	-	17,500
Edgar filing fees	250	250	750	750	11,779
Filing fees	-	-	-	-	1,895
Geological report	-	-	-	-	2,780
Incorporation costs	-	-	-	-	255
Legal fees	-	-	-	-	6,987
Management fees	600	600	1,800	1,800	28,200
Miscellaneous	-	-	-	-	1,600
Office expenses	40	31	230	131	6,971
Rent	300	300	900	900	14,100
Staking and explorationcosts	-	-	-	-	17,617
Telephone	150	150	450	450	7,050
Transfer agent’s fees	-	-	150	250	11,850
Travel and entertainment	-	-	-	-	5,023

NET LOSS	$ (3,209)	$ (3,101)	$ (9,715)	$ (9,592)	$ (216,005)

NET LOSS PER COMMON SHARE
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES
Basic	2,285,000	2,285,000	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Development Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2010 and 2009 and the Period
September 24, 1998 (Date of Inception) to May 31, 2010

(Unaudited – Prepared by Management)

	For the nine months ended May 31, 2010	For the nine months ended May 31, 2009	Sept 24, 1998 to May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (9,715)	$ (9,592)	$ (216,005)

Adjustments to reconcile net loss to net cashprovided by operating activities:

Change in accounts payable	2,597	1,553	98,223
Capital contributions – expenses	3,150	3,150	49,350

Net Change in Cash from Operations	(3,968)	(4,889)	(68,432)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	633	4,632	15,988
Proceeds from issuance of common stock	-	-	52,550

Cash flows from financing activities	633	4,632	68,538

Net (Decrease) Increase in Cash	(3,335)	(257)	106

Cash at Beginning of Period	3,441	3,318	-

CASH AT END OF PERIOD	$ 106	$ 3,061	$ 106

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

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

On May 31, 2010, the Company had a net operating loss carry forward of $216,005.  The tax benefit of approximately $64,800 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2022 through 2030.

STANDARD CAPITAL CORPORATION
(Development Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
May 31, 2010

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

Environmental Requirements

At the report date any environmental requirements related to the mineral claim acquired are unknown and therefore an estimate of any future cost cannot be made.

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
(Development Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
May 31, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On May 31, 2010, officers-directors and their families had acquired 12% of the common capital stock issued, and have made no interest, demand loans of $15,988 and have made contributions to capital of $49,350 to the Company in the form of expenses paid for the Company.

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

7.         SUBSEQUENT EVENTS

 The Company has evaluated subsequent events from the balance sheet through June 20, 2010 and has found no material subsequent events to report.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $216,005.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

Standard has not yet identified a mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $24,305 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($4,550), Edgar fees ($1,155), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), identifying a new mineral claim and obtaining geological report thereon ($10,000), office and miscellaneous ($750), annual general meeting mail costs, holding of meeting, etc. ($1,100) and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $98,223 as at May 31, 2010. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $122,528.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

As of May 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the three months ended May 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to May 31, 2010 is $216,005. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Dated: June 23, 2010

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated: June 23, 2010