Form 10-K
period 2010-08-31
STANDARD CAPITAL CORP
filed 2010-11-04
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended August 31, 2010

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

September 15, 2010: 2,285,000 common shares

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

In the future, we may conduct offerings of shares to finance our exploration activities on a new mineral claim. If we decide to raise money through offerings in the future all shareholders will be diluted.

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

Since inception, we have not realized any revenue to date and have no operating history upon which an evaluation of our future success or failure can be made.  The accumulated loss since February 24, 1998 is $217,237.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since November 2005.  Management has not yet determined a date for holding the next Annual General Meeting of Stockholders.

PART 11

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Standard has not paid any dividends on its common stock and it does not anticipate that it will pay dividends in the foreseeable future.  As at August 31, 2010, Standard had 46 shareholders; three of these shareholders are an officers and directors.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Standard’s inception.

There are no outstanding warrants or conversion privileges for Standard’s shares.

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our audited financial statements for the year ended August 31, 2010.   The following figures represent only a summary of what is contained in the audited financial statements.  By review the Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the attached audited financial statements and the notes thereto will assist you in better understanding our financial position.

Statement of Operations
	For the year ended August 31, 2010	September 24, 1998 (date of incorporation) to August 31, 2010

Revenue	$ -	$ -
Impairment of mineral claims acquisition costs Exploration costs	- -	5,000 12,617
General and Administrative	10,947	199,620
Net loss	(10,947)	(217,237)

Weighted average shares outstanding (basic)	2,285,000
Weighted average shares outstanding (diluted)	2,285,000
Net loss per share (basic)	$ (0.01)
Net loss per share (diluted)	$ (0.01)

Balance Sheet

Cash	$ 485
Total assets	485
Total liabilities	114,772
Total Stockholders’ deficiency	$ (114,287)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History Within Last Five years

The Company was incorporated on September 24, 1998 under the laws of the State of Delaware.  The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share.  The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050.  In October and November 2005, the Company issued a further 990,000 common shares at a price of $0.05 per share for a total consideration of $49,500.  As at August 31, 2010 there were a total of 2,285,000 common shares issued and outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2010, the Company had cash of $485 and liabilities of $114,772.  The liabilities of $97,723 owed to general creditors are as follows: independent accountants –  $47,240 for preparation and edgarizing financial statements and other reports, $49,672 owed to a former director of the Company and $811 for other payables.  The amount owed to related parties of $17,049 is non-interest bearing and has not fixed terms of repayment.  During the year, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 5,450
Bank charges		105
Edgar filings	ii	750
Management fees	Iii	2,400
Office	iv	292
Rent	v	1,200
Telephone	vi	600
Transfer agent's fees and interest	vii	150
Total expenses		$ 10,947

i.
The Company accrues $500 each for November’s and $600 for February’s and May’s fees to its auditors, Madsen & Associates, CPA's Inc.  In addition, the Company has accrued $1,250 each for its November, February and May 10Qs.

ii	The Company has incurred certain expenses during the year for filing its various Forms 10Qs and 10K with the SEC. The expense for filing these Forms 10Q was $250 per quarter.

iii.
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

iv.
Office expenses of $195 were paid to the Company’s directors for expenditures on behalf of the Company which was mainly courier payments. In addition, the Company incurred $97 for photocopying and fax charges

v.
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

viii.
The Company paid Holladay Stock Transfer $100 in service charges and an additional amount of $50 for confirming the share position with Madsen & Associates CPA’s Inc. for audit purposes for the fiscal year ended August 31, 2009.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$ 10,050	$ 47,240	$ 57,290
Bank charges		100	-	100
Edgar filing fees	2	1,200	-	1,200
Filing fees and franchise taxes	3	250	-	250
Office	4	1,000	811	1,811
Payment to former director	5	-	49,672	49,672
Transfer agent's fees	6	1,500	-	1,500
Estimated expenses		$ 14,100	$ 97,723	$ 118,823

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

      1.               Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10K – Aug 31, 2010	$ 1,750	$ 2,750	$ 4,500
Form 10Q – Nov. 30, 2010	1,250	600	1,850
Form 10Q - Feb 28, 2011	1,250	600	1,850
Form 10Q – May 31, 2011	1,250	600	1,850

	$ 5,500	$ 4,550	$ 10,500

2.	Edgar filing fees comprise the cost of filing the various Forms 10K and 10Qs on Edgar. It is estimated the cost for each of the Form 10Qs will be $250 and the cost of filing the 10K will be $450.

3.	Filing fees for The Company Corporation as registered agent are $250 per year.

4.	Relates to photocopying and faxing and miscellaneous directors’ expenses based

5.	In 2008, Del Thachuk resigned as a director and officer and the amount owed to him was re-allocated to Accounts Payable from Due to Director. The amount is on a demand basis and bears no interest.

6.	Estimate of the annual fee to Holladay Stock Transfer for work to be performed by them in the future.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended August 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

The following financial statements are included in this report:

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended August 31, 2010 and through the subsequent period to, to the best of Standard's knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2010 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2010, there is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 9A(T)                                CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the year ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B                      OTHER INFORMATION

There is no other information.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of August 31, 2010, the name, age, and position of each executive officers and director and the term of office of each director of Standard.

Name	Age	Position Held	Term as Director Since

Alexander B. Magallano	48	President and Director	2007

Rudy Beloy Perez	40	Secretary Treasurer	2007

B. Gordon Brooke	66	Chief Financial Officer, Chief Accounting Officer and Director	2004

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

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of Standard during the fiscal year ended August 31, 2010.

The following table sets forth compensation paid or accrued by Standard during the fiscal years ended August 31, 2006 to 2010 to Standard’s President and CEO, CFO, CAO, Directors and Secretary Treasurer.
Summary Compensation Table (2006-2010)

Name and Principal position	Year	Salary	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive Plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)

Del Thachuk Former Chief Executive Officer, President and Director	2006 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Maryanne Thachuk Former Secretary Treasurer	2006 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Alexander Magallano Chief Executive Officer President and Director	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Ruby Beloy Perez Secretary Treasurer and Director	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

B. Gordon Brooke Chief Accounting Officer , Chief Financial Officer and Director	2006 2007 2008 2009 2010	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

There has been no compensation given to either of the Director or Officers during the periods ended August 31, 2006 to 2010.  On February 20, 2004, the shareholders approved a Stock Option Plan whereby a maximum of 5,000,000 common shares were authorized but unissued to be granted to directors, officers, consultants and non-employees who assist in the development of the Company.  The valued of the stock options to be granted under this Plan will be determined on the fair market value of the Company’s shares on the OTCBB at the closing price as at the date of granting the option.   No stock options have been granted under this Plan.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as at October 29, 2010, the name and address and the number of shares of Standard’s common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by Standard to own beneficially, more than 5% of the issued and outstanding shares of Standard’s common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership	Percent of Class

ALEXANDER MAGALLANO 557 M. Almeda Street Metro Manila, Philippines	Direct	200,000 (i)	8.75

RUDY B. PEREZ 38 Dayap Street West Bicutan, Philippines	Direct	20,000 (i)	.01

GORDON BROOKE 115 Angelene Street Mississauga, Ontario Canada,	Direct	50,000 (i)	.02

Director and Officers as a whole	Direct	270,000	8.78

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares have been sold but the certificate has not been changed to denote the new owner.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Standard’s annual financial statements and the review included in Standard’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $5,700.

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

Dated: October 29, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     ALEXANDER MAGALLANO
Alexander Magallano
Chief Executive Officer,
President and Director

Dated: October 29, 1010

By: B. GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer,
Chief Financial Officer and Director

Dated: October 29, 2010

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Standard Capital Corporation
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Standard Capital Corporation (A Pre-Exploration Stage Company) (the Company) as at August 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended August 31, 2010, and for the period from September 24, 1998 (date of inception) to August 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation (a Pre-Exploration Stage Company) as at August 31, 2010 and 2009, and the results of operations and its cash flows for each of the years in the two-year period ended August 31, 2010, and the period from September 24, 1998 (date of inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah
October 29, 2010

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

	August 31, 2010	August 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 485	$ 3,441

Total Current Assets	$ 485	$ 3,441

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 97,723	$ 95,626
Advances from related parties	17,049	15,355
	114,772	110,981

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285

Capital in excess of par value	100,665	96,465

Deficit accumulated during the pre-exploration stage	(217,237)	(206,290)

Total Stockholders’ Deficiency	114,287	(107,540)

	$ 485	$ 3,441

The accompanying notes are an integral part of these financial statements

STANDARD CAPITAL CORPORATION
(Pre-exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years ended August 31, 2010 and 2009 and the period
September 24, 1998 (Date of Inception) to August 31, 2010

	Aug 31, 2010	Aug 31, 2009	Sept 24, 1998 to Aug 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Impairment of mineral claims acquisition costs Exploration	- -	- -	5,000 12,617
General and administrative	10,947	15,816	199,620

NET LOSS	$ (10,947)	$ (15,816)	$ (217,237)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	2,285,000	2,285,000

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
For the Period from September 24, 1998 (Date of Inception) to August 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$ -	$ -	$ -
Issuance of common shares for cash at $0.001 – January 11, 1999	1,000,000	1,000	-	-
Issuance of common shares for cash at $0.001 – February 19, 1999	100,000	100	-	-
Issuance of common shares for cash at $0.01 – February 15, 1999	195,000	195	1,755	-
Capital contributions – noncash expenses	-	-	4,200
Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)
Issuance of common shares for cash at $0.05 – September 30, 2005	990,000	990	48,510	-
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2006	-	-	-	(36,987)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2007	-	-	-	(26,295)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2008	-	-	-	(21,803)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2009	-	-	-	(15,816)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2010	-	-	-	(10,947)

Balance, August 31, 2010	2,285,000	$ 2,285	$ 100,665	$ (217,237)

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the Years ended August 31, 2010 and 2009 and the Period
September 24, 1998 (Date of Inception) to August 31, 2010

	Aug. 31, 2010	Aug. 31, 2009	Sept 24, 1998 to Aug. 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (10,947)	$ (15,816)	$ (217,237)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contribution – noncashexpenses	4,200	4,200	50,400
Change in accounts payable	2,097	5,866	97,723

Net Change in Cash from Operations	(4,650)	(5,750)	(69,114)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	1,694	5,873	17,049
Proceeds from issuance of common stock	-	-	52,550

Net change in cash flows from financing activities	1,694	5,873	69,599

Net (Decrease) Increase in Cash	(2,956)	123	485

Cash at Beginning of Period	3,441	3,318	-

CASH AT END OF PERIOD	$ 485	$ 3,441	$ 485

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$ 4,200	$ 4,200	$ 50,400

The accompanying notes are an integral part of these financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

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

On August 31, 2010, the Company had a net operating loss carry forward of $217,237.  The tax benefit of approximately $65,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will expire starting in 2015 through 2030.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
August 31, 2010

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current year’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES  TO  FINANCIAL  STATEMENTS
August 31, 2010

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

            On August 31, 2010, officers-directors and their families had acquired 12% of the common capital stock issued, have made advances of $17,049 and have made contributions to capital in the form on noncash expenses in the amount of $50,400.

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

The Company will need additional working capital to service its debt and for its intended purpose of acquiring another mineral claim, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital from its President, Alexander Magallano or its Chief Financial Officer, Gordon Brooke, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

7.         SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to October 29, 2010 which is the date the financial statements were issued.