Form 10-Q
period 2010-11-30
STANDARD CAPITAL CORP
filed 2011-01-07
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

December 31, 2010: 2,285,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at November 30, 2010 and August 31, 2010	4

	Statement of Operations For the three months ended November 30, 2010 and 2009 and for the period September 24, 1998 (Date of Inception) to November 30, 2010	5

	Statement of Cash Flows For the three months ended November 30, 2010 and 2009 and for the period September 24, 1998 (Date of Inception) to November 30, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	11

ITEM 4.	Controls and Procedures	12

ITEM 4T.	Controls and Procedures	12

PART 11.	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13

ITEM 1A.	Risk Factors	13

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	15

	SIGNATURES.	16

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Standard Capital Corporation (a Pre-Exploration stage company) at November 30, 2010 (with comparative figures as at August 31, 2010) and the statement of operations for the three months ended November 30, 2010 and 2009 and from September 24, 1998 (date of incorporation) to November 30, 2010 and the statement of cash flows for the three months ended November 30, 2010 and 2009 and for the period from September 24, 1998 (date of incorporation) to November 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

	November 30, 2010	August 31, 2010

ASSETS

CURRENT ASSETS

Cash	$ 662	$ 485

Total Current Assets	$ 662	$ 485

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 49,672	$ 97,723
Advances from related parties	70,413	17,049

Total Current Liabilities	120,085	114,772

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285
Capital in excess of par value	100,665	100,665
Deficit accumulated during the Pre-Exploration stage	(222,373)	(217,237)
Total Stockholders’ Deficiency	(119,423)	(114,287)

	$ 662	$ 485

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the Three Months ended November 30, 2010 and 2009 and the Period
September 24, 1998 (Date of Inception) to November 30, 2010

	Three months ended November 30, 2010	Three months ended November 30, 2009	Date of Inception to November 30, 2010

SALES	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	4,500	1,750	82,580
Annual general meeting	-	-	2,250
Bank charges and interest	24	45	2,212
Consulting fees	-	-	17,500
Edgar filing fees	450	250	12,229
Exploration	-	-	12,617
Filing fees	-	-	1,895
Geological report	-	-	2,780
Impairment of mineral claim acquisition costs	-	-	5,000
Incorporation costs	-	-	255
Legal fees	-	-	6,987
Management fees	-	600	28,800
Miscellaneous	-	-	1,600
Office expenses	112	151	7,145
Rent	-	300	14,400
Telephone	-	150	7,200
Transfer agent’s fees	50	50	11,900
Travel and entertainment	-	-	5,023

NET LOSS	$ (5,136)	$ (3,296)	$ (222,373)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended November 30, 2010 and 2009 and the Period
September 24, 1998 (Date of Inception) to November 30, 2010

	For the three months ended November 30, 2010	For the three months ended November 30, 2009	Date of inception to November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,136)	$ (3,296)	$ (222,373)

Adjustments to reconcile net loss to net cash provided by operating activities:

Change in accounts payable	(48,051)	(403)	49,672
Capital contributions – noncash expenses	-	1,050	50,400

Net Change in Cash from Operations	(53,187)	(2,649)	(122,301)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	53,364	54	70,413
Proceeds from issuance of common stock	-	-	52,550

Cash flows from financing activities	53,364	54	122,963

Net (Decrease) Increase in Cash	177	(2,595)	662

Cash at Beginning of Period	485	3,441	-

CASH AT END OF PERIOD	$ 662	$ 846	$ 662

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCIING ACTIVITIES

Capital contributions – noncash expenses	$ -	$ 1,050	$ 50,400

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

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

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date the Company has no mineral claim since it allowed the Standard claim to lapse in February 2008 and has not identified another claim to replace it.  Nevertheless, the Company continues to be in the pre-exploration stage due to its intent to acquire another mineral claim in the immediate future.

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

On November 30, 2010, the Company had a net operating loss carry forward of $222,373.  The tax benefit of approximately $66,700 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The loss carry forward will begin to expire starting in 2018.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

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
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three months ended November 30, 2010, a Director made advances of $53,251 to the Company.

On November 30, 2010, officers-directors and their families had acquired 12% of the common capital stock issued, and have made advances of $70,413 and have made contributions to capital in the form of noncash expenses in the amount of $50,400.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $222,373.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

Standard has not yet identified a mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $23,205 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($4,550), Edgar fees ($1,155), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($300), identifying a new mineral claim and obtaining geological report thereon ($10,000), office and miscellaneous ($750), and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $49,672 as at November 30, 2010. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $72,877.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

The number of shares subject to Rule 144 is 265,000   Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2010 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended November 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of November 30, 2010, there is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 9A(T)                                CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Standard’s auditors' report on its 2010 financial statements expressed an opinion that substantial doubt exists as to whether Standard can continue as an ongoing business for the next twelve months. Because its officers and directors are unwilling to loan or advance capital to it, Standard believes that if it does not raise additional capital through the issuance of treasury shares, Standard will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to November 30, 2010 is $222,373. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Dated:   January 5, 2011

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  January 5, 2011