Form 10-Q
period 2011-02-28
STANDARD CAPITAL CORP
filed 2011-03-11
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 20, 2010: 2,285,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at February 28, 2011 and August 31, 2010	4

	Statement of Operations For the three and six months ended February 28, 2011 and 2010 and for the period September 24, 1998 (Date of Inception) to February 28, 2011	5

	Statement of Cash Flows For the six months ended February 28, 2011 and 2010 and for the period September 24, 1998 (Date of Inception) to February 28, 2011	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	12

ITEM 4.	Controls and Procedures	13

ITEM 4T.	Controls and Procedures	13

PART 11.	OTHER INFORMATION	14

ITEM 1.	Legal Proceedings	14

ITEM 1A.	Risk Factors	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits	16

	SIGNATURES.	17

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Standard Capital Corporation (Pre-Exploration Stage Company) at February 28, 2011 (with comparative figures as at August 31, 2010) and the statement of operations for the three and six months ended February 28, 2011 and 2010 and from September 24, 1998 (date of incorporation) to February 28, 2011 and the statement of cash flows for the six months ended February 28, 2011 and 2010 and for the period from September 24, 1998 (date of incorporation) to February 28, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended February 28, 2011, are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

	February 28, 2011	August 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 2,028	$ 485

Total Current Assets	$ 2,028	$ 485

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 52,973	$ 97,723
Advances from related parties	70,782	17,049

Total Current Liabilities	123,755	114,772

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285
Capital in excess of par value	100,665	100,665
Deficit accumulated during the Pre-Exploration stage	(224,677)	(217,237)
Total Stockholders’ Deficiency	(121,727)	(114,287)

Total Liabilities and Stockholders’ Deficiency	$ 2,028	$ 485

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended February 28, 2011 and 2010 and the Period
September 24, 1998 (Date of Inception) to February 28, 2011

(Unaudited)

	Three months ended Feb. 28, 2011	Three months ended Feb. 28, 2010	Six months ended Feb. 28, 2011	Six months ended Feb.28, 2010	Date of Inception to Feb. 28, 2011

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,600	1,750	6,100	3,500	84,180
Annual general meeting	-	-	-	-	2,250
Bank charges and interest	34	21	58	66	2,246
Consulting fees	-	-	-	-	17,500
Edgar filing fees	300	250	750	500	12,529
Exploration	-	-	-	-	12,617
Filing fees	243	-	243	-	2,138
Geological report	-	-	-	-	2,780
Impairment loss on mineral claim	-	-	-	-	5,000
Incorporation costs	-	-	-	-	255
Legal fees	-	-	-	-	6,987
Management fees	-	600	-	1,200	28,800
Miscellaneous	-	-	-	-	1,600
Office expenses	127	39	239	190	7,272
Rent	-	300	-	600	14,400
Telephone	-	150	-	300	7,200
Transfer agent’s fees	-	100	50	150	11,900
Travel and entertainment	-	-	-	-	5,023

NET LOSS	$ (2,304)	$ (3,210)	$ (7,440)	$ (6,506)	$ (224,677)

NET LOSS PER COMMON SHARE
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	2,285,000	2,285,000	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended February 28, 2011 and 2010 and the Period
September 24, 1998 (Date of Inception) to February 28, 2011
(Unaudited)

	For the six months ended Feb 28, 2011	For the six months ended Feb. 28, 2010	Sept 24, 1998 to Feb. 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,440)	$ (6,506)	$ (224,677)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Change in accounts payable	(44,750)	1,097	52,973
Capital contributions – expenses paid by Officers	-	2,100	50,400

Net Change in Cash from Activities	(52,190)	(3,309)	(116,304)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	53,733	593	70,782
Proceeds from issuance of common stock	-	-	52,550

Cash flows from financing activities	53,733	593	123,332

Net (Decrease) Increase in Cash	1,543	(2,716)	2,028

Cash at Beginning of Period	485	3,441	-

CASH AT END OF PERIOD	$ 2,028	$ 725	$ 2,028

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ -	$ 2,100	$ 50,400

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

(Unaudited)

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

             Revenue Recognition

Revenue is recognized on the sale and transfer of goods or completion of service.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

1999	$ 12,976	2019	$ 3,892	$ (3,892)	-

2000	12,392	2020	3,717	(3,717)	-

2001	13,015	2021	3,905	(3,905)	-

2002	13,502	2022	4,050	(4,050)	-

2003	16,219	2023	4,866	(4,866)	-

2004	24,180	2024	7,254	(7,254)	-

2005	13,105	2025	3,932	(3,932)	-

2006	36,987	2026	11,096	(11,096)	-

2007	26,295	2027	7,889	(7,889)	-

2008	21,803	2028	6,541	(6,541)	-

2009	15,816	2029	4,745	(4,745)	-

2010	10,947	2030	3,284	(3,284)	-

2011	7,440	2031	2,232	(2,232)	-

	$ 224,677		$ 67,403	$ (67,403)	$ -

The total valuation allowance as of February 28, 2011 is $(67,403) which increased by $(2,232) for the reported period.

STANDARD CAPITAL CORPORATION
       (Pre-Exploration Stage Company)
        NOTES TO FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the six months ended February 28, 2011, a Director made advances of $53,733 to the Company.

On February 28, 2011, officers-directors and their families had acquired 12% of the common capital stock issued, have made advances of $70,782, and have made contributions to capital in the form of expenses paid for the Company in the amount of $50,400. The advances are non-interest bearing and payable on demand.

4.	STOCK OPTION PLAN

At the Annual General Meeting held on February 20, 2004, the shareholders approved a Stock Option Plan (the “Plan”) whereby a maximum of 5,000,000 common shares were authorized but unissued to be granted to directors, officers, consultants and non-employees who assisted in the development of the Company. The value of the stock options to be granted under the Plan will be determined using the Black-Scholes valuation model. No stock options have been granted under this Plan.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

5.	CAPITAL STOCK

The Company has completed one Regulation D offering of 1,295,000 shares of its capital stock for $3,050.  In addition, the Company has completed an Offering Memorandum whereby 990,000 common shares were issued for at a price of $0.05 per share for $49,500.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and for its intended purpose of acquiring another mineral claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from related parties, equity funding, and long term financing, which will enable the Company to operate for the coming year.

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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $224,677.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

Standard has not yet identified a mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $24,405 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($5,700), Edgar fees ($1,155), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($350), identifying a new mineral claim and obtaining geological report thereon ($10,000), office and miscellaneous ($750), and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $52,973 as at February 28, 2011. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $77,378.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of February 28, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the six months ended February 28, 2011 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of February 28, 2011, there is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 9A(T)                                CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the six months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to February 28, 2011 is $224,677. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Dated:  March 11, 2011

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:    March 11, 2011