Form 10-Q
period 2011-05-31
STANDARD CAPITAL CORP
filed 2011-07-01
CIK 93314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

June 30, 2010: 2,285,000 common shares.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Standard Capital Corporation (Pre-Exploration Stage Company) at May 31, 2011 (with comparative figures as at August 31, 2010) and the statement of operations for the three and nine months ended May 31, 2011 and 2010 and from September 24, 1998 (date of incorporation) to May 31, 2011 and the statement of cash flows for the nine months ended May 31, 2011 and 2010 and for the period from September 24, 1998 (date of incorporation) to May 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended May 31, 2011, are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

BALANCE SHEETS

	May 31, 2011	August 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 1,060	$ 485

Total Current Assets	$ 1,060	$ 485

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 54,273	$ 97,723
Advances from related parties	70,782	17,049

Total Current Liabilities	125,055	114,772

STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285
Capital in excess of par value	100,665	100,665
Deficit accumulated during the Pre-Exploration stage	(226,945)	(217,237)
Total Stockholders’ Deficiency	(123,995)	(114,287)

Total Liabilities and Stockholders’ Deficiency	$ 1,060	$ 485

The accompanying notes are an integral part of these unaudited financial statements

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended May 31, 2011 and 2010 and the Period
September 24, 1998 (Date of Inception) to May 31, 2011

(Unaudited)

	Three Months Ended May 31, 2011	Three months ended May 31, 2010	Nine months ended May 31, 2011	Nine months ended May 31, 2010	Date of Inception to May 31, 2011

SALES	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES:

Accounting and audit	1,800	1,850	7,900	5,350	85,980
Annual general meeting	-	-	-	-	2,250
Bank charges and interest	23	19	81	85	2,269
Consulting fees	-	-	-	-	17,500
Edgar filing fees	300	250	1,050	750	12,829
Exploration	-	-	-	-	12,617
Filing fees	-	-	243	-	2,138
Geological report	-	-	-	-	2,780
Impairment loss on mineral claim	-	-	-	-	5,000
Incorporation costs	-	-	-	-	255
Legal fees	-	-	-	-	6,987
Management fees	-	600	-	1,800	28,800
Miscellaneous	-	-	-	-	1,600
Office expenses	-	40	239	230	7,272
Rent	-	300	-	900	14,400
Telephone	-	150	-	450	7,200
Transfer agent’s fees	145	-	195	150	12,045
Travel and entertainment	-	-	-	-	5,023

NET LOSS	$ (2,268)	$ (3,209)	$ (9,708)	$ (9,715)	$ (226,945)

NET LOSS PER COMMON SHARE
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	2,285,000	2,285,000	2,285,000	2,285,000

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2011 and 2010 and the Period
September 24, 1998 (Date of Inception) to May 31, 2011
(Unaudited)

	For the nine months ended May 31, 2011	For the nine months ended May 31, 2010	Sept 24, 1998 to May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (9,708)	$ (9,715)	$ (226,945)

Adjustments to reconcile net loss to net cash(used) in operating activities:

Impairment loss on mineral claim	-	-	5,000
Change in accounts payable	(43,450)	2,597	54,273
Capital contributions – expenses paid by officers	-	3,150	50,400

Net Change in Cash from Activities	(53,158)	(3,968)	(117,272)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral claim	-	-	(5,000)

Net Cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	53,733	633	70,782
Proceeds from issuance of common stock	-	-	52,550

Cash flows from financing activities	53,733	633	123,332

Net (Decrease) Increase in Cash	575	(3,335)	1,060

Cash at Beginning of Period	485	3,441	-

CASH AT END OF PERIOD	$ 1,060	$ 106	$ 1,060

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ -	$ 3,150	$ 50,400

The accompanying notes are an integral part of these unaudited financial statements.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

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
May 31, 2011

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

1999	$ 12,976	2019	$ 3,892	$ (3,892)	-

2000	12,392	2020	3,717	(3,717)	-

2001	13,015	2021	3,905	(3,905)	-

2002	13,502	2022	4,050	(4,050)	-

2003	16,219	2023	4,866	(4,866)	-

2004	24,180	2024	7,254	(7,254)	-

2005	13,105	2025	3,932	(3,932)	-

2006	36,987	2026	11,096	(11,096)	-

2007	26,295	2027	7,889	(7,889)	-

2008	21,803	2028	6,541	(6,541)	-

2009	15,816	2029	4,745	(4,745)	-

2010	10,947	2030	3,284	(3,284)	-

2011	9,708	2031	2,912	(2,912)	-

	$ 226,945		$ 68,083	$ (68,083)	$ -

The total valuation allowance as of May 31, 2011 is $(68,083) which increased by $(2,912) for the reported period.

STANDARD CAPITAL CORPORATION
(Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011
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

3.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the nine months ended May 31, 2011, a Director made advances of $53,733 to the Company.

On May 31, 2011, officers-directors and their families had acquired 12% of the common capital stock issued, have made advances of $70,782, and have made contributions to capital in the form of expenses paid for the Company in the amount of $50,400. The advances are non-interest bearing and payable on demand.

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
May 31, 2011
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

LIQUIDITY AND CAPITAL RESOURCES

Standard has had no revenue since inception and its accumulated deficit is $226,945.  To date, the growth of Standard has been funded by the sale of shares and advances by its former director in order to meet the requirements of filing with the SEC.

Standard has not yet identified a mineral property to replace the Standard claim which was allowed to lapse on February 23, 2008.   Presently Standard does not have the funds to consider any additional mineral claims.   Management is considering the raising of additional funds through the sale of shares but no decision as to the price and number of shares to be issued has been decided upon.

Management estimates that a minimum of $24,405 will be required over the next twelve months to pay for such expenses as bookkeeping ($5,250), auditing ($5,700), Edgar fees ($1,155), filing fees to maintain Standard in good standing with the State of Delaware and payment to Standard’s registrant ($350), identifying a new mineral claim and obtaining geological report thereon ($10,000), office and miscellaneous ($750), and payments to the transfer agent ($1,200).  The above noted figure does not include amounts owed to third party creditors in the amount of $54,273 as at May 31, 2011. The amount required to cover total operating costs for the next twelve months and to settle all the outstanding amounts owed to third party creditors would be $78,678.  At present Standard does not have these funds to pay for future expenses and eliminate accounts payable and therefore would be required to either sell shares in its capital stock or obtain further advances from its director.  Standard’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

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

Expenses

Our expenses for the nine months ended May 31, 2011 and May 31, 2010 consisted of the following:

	Nine months ended May 31, 2011	Nine months ended May 31, 2010	Changes in Account

Accounting and audit	$ 7,900	$ 5,350	Increase in audit and accounting fees
Bank charges	81	85
Edgarizing	1,050	750	Increase in edgarizing fees
Filing fees	243	-	Payment to Secretary of State for Delaware made in last quarter in 2010
Management fees	-	1,800	Management fees formerly expensed and charged to Capital in Excess of Par Value discontinued.
Office	239	230	Courier and photocopying charges.
Rent	-	900	Rent fees formerly expenses and charged to Capital in Excess of Par Value discontinued.
Telephone	-	450	Rent expense formerly expenses and charged to Capital in Excess of Par Value discontinued.
Transfer agent’s fees	195	150	Increase in charges by transfer agent.

Total expenses	$ 9,708	$ 9,715

Accounting and audit expenses during the nine months ended May 31, 2011 and 2010 primarily relate to meeting our reporting obligations on the Exchange Act.

In prior years, we accrued a management fee expense of $200 per month, a rent expense of $100 per month and a telephone expense of $50 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to the directors and officers for these past accrued expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 265,000.   Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended May 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of May 31, 2011, there is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 9A(T)                                CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the nine months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Standard was incorporated in 1998 and its limited exploration activities have not generated any revenues. Standard has an insufficient exploration history upon which to properly evaluate the likelihood of its future success or failure.  Standard’s net loss from inception to May 31, 2011 is $226,945. Its ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

On March 15, 2011, the Company entered into a Letter of Intent with Plures Technologies, Inc. (“Plures”) whereby through a share transaction Plures would become a wholly owned subsidiary of the Company subsequent to Plures entering into an agreement to acquire MEMS technology product manufacturing company that pioneered the field of magnetic-based sensor manufacturing technology which is often referred to as “spintronics”.

The Company has terminated this Letter of Intent and no longer has any responsibilities thereunder.

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

Dated: June 30, 2011

GORDON BROOKE
B. Gordon Brooke
Chief Accounting Officer
Chief Financial Officer
and Director

Dated:  June 30, 2011