Form 10-K
period 2011-08-31
VOLITIONRX LTD
filed 2011-11-29
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

_______________

(Mark One)

   X  .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

       .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware	000-30402	91-1949078
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
150 Orchard Road Orchard Plaza 08-02 Singapore 238841 (Address of principal executive offices)
(201) 618-1750
(Registrant’s Telephone Number) Copy of all Communications to: Carrillo Huettel, LLP 3033 5th Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2011 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “VNRX.OB”.

As of November 28, 2011, there were 8,120,652 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us”, “our” and “VNRX” are references to VolitionRX Limited.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

The Company was incorporated on September 24, 1998 in the State of Delaware under the name Standard Capital Corporation.  The original business plan of the Company was to acquire and develop mineral properties.  The Company leased the rights to explore a mining claim known as the Standard (the “Standard Claim”), but allowed the lease to expire in February 2008.  The Company no longer has any rights to the minerals on the Standard Claim nor does it have any liabilities attached to the claim.

On September 26, 2011, the Company, then under the name Standard Capital Corporation, and its controlling stockholders (the “Controlling Stockholders”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Singapore Volition Pte Limited, a Singapore registered company (“Singapore Volition”) and the shareholders of Singapore Volition (the “Volition Shareholders”), whereby the Company acquired 6,908,652 (100%) shares of common stock of Singapore Volition (the “Volition Stock”) from the Volition Shareholders.  In exchange for the Volition Stock, the Company issued 6,908,652 shares of its common stock to the Volition Shareholders.  The Share Exchange Agreement closed on October 6, 2011.

As a result of the Share Exchange Agreement, Singapore Volition became our wholly-owned operating subsidiary and the Company now intends to carry on the business of Singapore Volition as its primary business.  Singapore Volition has two subsidiaries, Belgian Volition SA, a Belgium registered company (“Belgian Volition”), and HyperGenomics Pte Limited, a Singapore registered company (“HyperGenomics Pte Limited”).  Singapore Volition owns 99.9% of the issued and outstanding shares of Belgian Volition and 100% of the issued and outstanding shares of HyperGenomics Pte Limited.

On September 22, 2011, the Company filed a Certificate for Renewal and Revival of Charter (“Certificate for Renewal”) with the Secretary of State of Delaware, to reinstate the Company’s Certificate of Incorporation. Pursuant to Section 312(1) of the Delaware General Corporation Law, the Company was revived under the new name of "VolitionRX Limited."  The name change to VolitionRX Limited was approved by FINRA on October 7, 2011 and became effective on October 11, 2011.

Description of Our Business

The Company is a life sciences company focused on meeting the urgent need for accurate, fast, inexpensive and scalable tests for detecting and diagnosing cancer and other diseases.  We are in the development stage of our operations and are in the process of discovering, developing and commercializing diagnostic tests.  We believe that our tests will be able to better detect and characterize cancer and other disease states than existing methods, which in turn will provide better patient outcomes and contain healthcare costs.  We focus on blood-based tests that we intend to sell through various channels within the United States and throughout the world, subject to regulatory clearance or approval.

We do not anticipate earning revenues until such time as we able to fully market our products.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock.  The risky nature of our business enterprise places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as our products are available on the market.  We do not have any arrangements in place for any future equity financing.  If we are unable to secure additional funding, we will cease or suspend operations.  We have no plans, arrangements or contingencies in place in the event that we cease operations.

The Market

Everyone in the world has, or will be, touched by the effects of cancer. It is one of the world’s most deadly diseases, accounting for around 13% of annual global deaths.1 In the United States alone, there are 13.8 million cancer survivors. By 2020, this figure is expected to rise to 18.1 million and the cost of cancer to the U.S. is projected to reach $158 billion.2 These figures are mirrored in all regions of the world and will continue to grow as populations age. This is a large potential market of which diagnostics will be a significant part.

Inevitably, the chances of surviving cancer are greatly improved by early detection and diagnosis, however, there is currently no screening test for cancer in general, and very few effective mass screening tests for specific cancers.  Further, current methods of cancer diagnosis are not cost effective and cannot provide accurate results.  The inadequacy of existing diagnostic products means that most cancers are only diagnosed once the cancer is well established. By this stage, it will often have spread beyond the primary tumor (metastatic cancers), making it substantially more difficult to treat.  Early, non-invasive, accurate cancer diagnosis remains a great unmet medical need and a huge commercial opportunity. For these reasons cancer diagnostics is an active field of research and development both academically and in industry.

The global In-Vitro Diagnostics (IVD) market is forecast to grow at a rate of 6% to reach $50.0 billion in 2012, driven by the increasing health care demands of an ageing population.  The market has been growing at a rate of 5-6% in recent years, reaching a value of $36.5 billion in 2007.3 The largest IVD market segment is diabetes diagnostics with a value of $10 billion.4 The cancer IVD market comprising cancer blood and tissue biopsy tests was $4.7 billion in 2008 and growing at 11%.5

Of this the two largest IVD market segments are:

•

Histology, immunohistochemistry and cytology of tissue samples (45% of IVD sales or approximately $2 billion). These are mostly used to confirm cancer diagnosis post-surgery and to determine cancer sub-type; and

•

Immunoassays, mostly of blood samples (30% of IVD sales or approximately $1.5 billion). These are mostly used to monitor for disease progress and relapse. This market segment includes Nucleosomics products which are blood immunoassay tests for modified histones for the diagnosis and prognosis of cancer.

The IVD market (all disease areas) is highly consolidated with the top 10 companies taking an 80% market share. Roche Diagnostics is the largest single company by market share with 20%. Siemens and Abbott both have 12% market share.6 The cancer IVD market also contains many smaller development companies developing and selling novel products, such as the Company.

The Company is responding to the need for early, accurate diagnostic tests with its proprietary NucleosomicsTM (“NuQTM”) technology and products.  The Company’s range of products will continue to expand over the next 5-10 years with both general and specific cancer tests, on increasingly simple formats.

Cancer - Fact sheet N°297, World Health Organization, [online], Available at: http://www.who.int/mediacentre/factsheets/fs297/en/index.html, [accessed 8.23.2011]

Mariotto AB et al., Projections of the cost of cancer care in the United States: 2010-2020. Jan 19, 2011, JNCI, Vol 103, No.2

The Top Ten Global In-Vitro Diagnostics Companies, March 6, 2009, [online], Available at:  http://store.business-insights.com/Product/?productid=BI00021-001, [accessed 8.29.2011]

Diagnostics: Testing systems prove their worth, July 1, 2008, [online], Available at: http://www.ft.com/cms/s/0/47c5ec16-477e-11dd-93ca-000077b07658,dwp_uuid=322c9222-4712-11dd-876a-0000779fd2ac.html, [accessed 8.29.2011]

5

Cancer IVD market expands to meet customer demand, May 1, 2008, [online], Available at:  http://www.ivdtechnology.com/article/cancer-ivd-market-expands-meet-customer-demand, [accessed 8.29.2011]

6

The Top Ten Global In-Vitro Diagnostics Companies, March 6, 2009, [online], Available at:  http://store.business-insights.com/Product/?productid=BI00021-001, [accessed 8.29.2011]

Our Products

The Company’s existing products, as well as those that are currently in the development pipeline, are described in detail below:

NuQTM Suite of Epigenetic Cancer Blood Tests

Epigenetics is the science of how genes are switched “on” or “off” in the body’s cells. A major factor controlling the switching “on” and “off” is the structuring of DNA. The DNA in every human cell is not a random string but wound around protein complexes in a “beads on a string” structure. Each individual “bead” with associated DNA coiled around it is called a nucleosome. These nucleosomes then form additional structures with increasingly dense packing, culminating in chromosomes containing hundreds of thousands of nucleosomes.

Cancer is characterized by uncontrolled and rapid cell growth and also by an approximately matched, but slightly less, rapid cell death rate. When the cells die, the DNA is chopped up into individual nucleosomes which are released into the blood as summarized in Figure 2 below.  When cells break up, they end up in the bloodstream to be recycled back into the body. When a cancer is present, the number of cells being recycled is far higher than in a healthy body, so the system is overwhelmed, leaving the excess broken-up pieces, including the nucleosomes, in the blood.

The structure of nucleosomes is not uniform but subject to immense variety. It is has been known for 4 or 5 years that nucleosomes in cancer cells are different in structure from those in healthy cells.1 The Company has developed tests for some of the major nucleosome varieties and we have shown that we can detect the nucleosome patterns that are specific to cancer in the blood. Furthermore, we have shown that the nucleosome varieties also differ between cancer types (to distinguish for example between cancer of the pancreas, colon or mouth).

1

Fraga MF et al., “Loss of acetylation at Lys16 and trimethylation at Lys20 of histone H4 is a common hallmark of human cancer”, Nature Genetics, Vol 37 (4), p391-400, 2005

Blood nucleosome levels are raised in conditions other than cancer including in auto-immune disease, inflammatory disease, endometriosis, sepsis, and in the immediate aftermath of major trauma (for example following a heart attack, surgery or car accident). The Company’s primary focus is on cancer but we will also pursue diagnostic opportunities in other disease areas.

The Company’s NuQTM blood test products fall into 4 main types and will complement each other to provide a total solution:

•

NuQTM:  A general test for the detection of the level of all nucleosomes in a patient’s blood.

•

NuQ-XTM:  We currently have two tests in the NuQ-XTM family. They are tests for the detection of nucleosomes containing specific nucleotides are used as a blood test for the presence of cancer. So far we have tested blood samples from lung, colon, pancreatic and oral cancer patients taken on diagnosis prior to treatment. To date, every blood sample taken from patients with cancer that we have tested is clearly positive in both of the NuQ-XTM tests (100%). All blood samples taken from healthy patients have tested clearly negative in both tests (0%). Further clinical testing is necessary, but NuQ-XTM tests have great potential to fulfil the “holy grail” of a simple screening blood test for cancer.

•

NuQ-VTM: We currently have four tests in the NuQ-VTM family. These are tests for the detection of nucleosomes containing specific histone variants and are used as a blood test for cancer. Additionally, we have found that the pattern of blood levels of the different types of histone variants in nucleosomes is different for different cancer types. NuQ-VTM test levels are raised in 85% of blood samples taken from patients with cancer that we have tested to date and, as well as detecting cancer, the patterns can distinguish between different cancer types. The Company will develop further NuQ-VTM tests to distinguish all the main cancer types and to increase the cancer detection rate of NuQ-VTM even higher from 85%.

•

NuQ-MTM:  We currently have one test in the NuQ-MTM family. This test is for the detection of nucleosomes containing modified histones, the proteins that package and order DNA into nucleosomes, and can be used as a blood test for cancer. Our development work with this family of tests is at an earlier stage. The Company will develop many more such tests and the intention is to use them in a similar way to that described for the NuQ-VTM tests above.

We believe our products will enable doctors to screen for cancer using a NuQ-XTM test with a high detection rate (we have observed a 100% detection rate to date) and, if cancer is detected, to use NuQ-MTM and NuQ-VTM tests to investigate which cancer is present  (up to 85% accuracy of those tested to date).

The Company will bring its suite of NuQTM blood tests to the market at the end of 2011 to meet the strong need for cancer diagnostics.

NuQTM Research Products

The Company has already developed a number of NuQTM tests that it is using for clinical validation. In addition to their application in diagnostics, these products are useful research tools and will be marketed for research use.

The Company is currently organizing the manufacture of its first research use products and will commence sales in late 2011. The research products are semi-manual kits for the simultaneous analysis of 96 blood samples (the usual format for research products). The most expensive component in the manufacture of products are the pairs of antibodies employed. Initially these will be bought in or licensed in at a cost of $14-$94 per kit (for the lowest and highest cost pair we are currently using), but the Company has commenced development of its own antibodies which will reduce costs to less than $10 per kit. Other production costs are less than $30 per kit. Total initial production costs will be around $50-$125 (or $2-$4 per test as samples are usually tested in duplicate, so that a 96 well kit can be used to analyze some 48 samples) and we anticipate a subsequent drop in the production price the first year to approximately $40 per kit. The selling price will be in the region of $700 - $1200. A mock-up of a typical kit is shown in Figure 3 below.

The NuQTM research use kits are run on simple instrumentation available from a wide range of suppliers and found in every research laboratory and hospital. Our own instrument, on which we develop and run the NuQTM tests is shown in Figure 4 below.

NuQTM Clinical Diagnostic Products

There are three main segments to the clinical market addressed by the Company’s products, and the NuQTM tests will be adapted for each of these segments.

•

Centralized High-Throughput, Hospital Laboratories

Centralized laboratories test thousands of blood samples taken from patients everyday mostly using fully automated enzyme-linked immunosorbent assay (“ELISA”) systems, commonly known as random access analyzers, usually supplied by one of the global diagnostics companies.  Tests run on ELISA systems use components of the immune system and chemicals to detect immune responses in the body.  ELISA instruments are used in all major hospital for the analysis of thousands of blood samples every day and can run dozens of different ELISA tests in any combination on any sample and for many samples simultaneously. The systems are highly automated and rapid (as little as 10 minutes for many tests), and can be run at low costs.  A typical example of an ELISA system is shown below in Figure 5.  Our NuQTM products are all ELISA tests; thus, we anticipate that our tests will be adopted quickly in the healthcare market because ELISA tests are widely used and well understood by clinicians and laboratory staff.

The patient diagnostics market is much larger than the research use market. However, healthcare providers operate strong cost control policies, and the global diagnostics companies that manufacture random access analyzers (e.g. Abbott) compete on market share and operate on a low price/high volume basis. The analyzers themselves are usually provided at no immediate cost in which the laboratory is “given” the instrument in return for agreeing to purchase minimum test numbers at given prices for a given time (this is somewhat similar to consumer mobile telephone contracts in which the phone itself is provided “free”). When the contract is complete the customer gets a “free upgrade” to the latest instrument upon signing a new contract.

One option open to the Company is to license our NuQTM technology on a non-exclusive basis to a global diagnostics company, with an estimated revenue on such a license of approximately $10 per test. The other option, which is the usual way that small innovative companies with high value ELISA products enter the centralized laboratory market, is to sell manual and/or semi-automated 96 well ELISA plates for use by these laboratories. In this way, small ELISA diagnostic companies are able to command prices in the range of $20-40 per test, dependent on the clinical benefit and health care cost saving benefits of the particular test. We have conducted end user research with the heads of centralized laboratories and we believe the Company’s products will command the high end of this price range.

•

Point-of-Care Devices:  These are small instruments that perform tens of ELISA tests per day rapidly on blood taken from a finger prick.  The instruments can be found in any oncology clinic and tests can be performed during patient consultations. The Company will contract with an instrument manufacturer to produce these instruments for point-of-care NuQTM testing for the oncologist’s office, general doctor’s office or at home testing.  See Figure 6 for an example of a point-of-care device.  The Company expects to enter the point-of-care clinical market in 2013, as the Company will first need to adapt its tests to these small instruments and demonstrate their success in the greater diagnostics market before these products will be adopted by others in the industry.

•

Disposable Home Use or Doctor’s Office Tests:  These tests are single shot disposable devices which can be purchased over the counter at any chemist shop that test a drop of blood taken from a finger prick.  The test is administered at a doctor’s office using a point-of-care device or at home using a home testing kit, neither of which require laboratory involvement.  Thus, the patient experiences considerably lower costs using these tests as compared to traditional laboratory tests.

The Company will contract with a specialist company to adapt the NuQTM tests to this doctor office or home use system and contract with their manufacture. The sale of these tests will initially be for professional use only and will likely be released at a later time for non-professional use. Figure 7 below shows a basic home use test on the left which displays the results of the test in the two windows, similar to a pregnancy test. The test on the right is more sophisticated and plugs into a meter or the USB port of a computer for analysis and interpretation.

The self-use home testing kit market is massive in size and potentially highly profitable, as the format is very easy to use and reproduce and does not rely on laboratory processing. There are currently no useful diagnostics tests suitable for mass screening for cancer in general through a simple point-of-care or self-use home testing kit.  About 30% of the population in developed countries are over the age of 50 and would be likely candidates for mass cancer screening, were such at home tests available.  On a 5-yearly screen basis, the Company estimates this represents some 40 million tests per annum in the U.S. and Europe, for which we would expect to conservatively sell at a price of at least $30-40 per test.  The tests are expected to cost approximately $5-6 each to manufacture. Given that the price charged to the user should be approximately $30-$40, the margin appears very attractive and the cost benefit to the patient compelling.  The potential total market size for NuQTM self-tests is over a billion dollars annually, based on 30 million test sales worldwide per year.

HyperGenomicsTM

The Company is in the process of developing its HyperGenomicsTM tests, which will be administered once cancer has been detected to accurately determine the specific subtype of disease and to help decide the most appropriate therapy. Selecting the correct treatment approach can significantly improve outcome, reduce side effects and deliver cost savings.  The Company believes the hypergenomic technology has the potential to be as ground breaking and revolutionary as our NuQTM suite of tests, as HyperGenomicsTM-based tests would provide detailed information on the specific cancer and the individual’s prognosis, and would help guide treatment.

The Company estimates that 10 million biopsy tests are performed annually in the U.S. with over a million in prostate cancer alone. Around 240,000 of these are positive and would be suited for hypergenomic profiling. A similar number are performed in Europe and in the rest of the world. Such tests command high prices. For example Mammaprint, a prognostic gene array for predicting breast cancer recurrence, has a list price of $4250/€2675 with over 14,000 tests carried out since approval by the FDA in 2007. On the reasonable basis that a HyperGenomicsTM test would be priced comparatively, the potential annual market size for HyperGenomicsTM tests would be in the hundreds of millions of dollars within 5 years.

The Company will spend the fourth quarter of 2011 and the first quarter of 2012 in technical validation of this technology.  In parallel, a pre-assembled kit will be developed to service the rapidly expanding life-science/epigenetics research community and will complement the Nu-QTM range of epigenetics research tools and kits.  In addition to continued method refinement of the HyperGenomicsTM technology, the Company will develop a robust bioinformatics platform, which shall combine the HyperGenomicsTM technology with computer science and information technology, to process and analyze data and store information. The Company expects its HyperGenomicsTM products to be rolled out onto the market within the next two years.

Endometriosis Test

Endometriosis is a progressive gynecological condition that affects one in ten women of childbearing age and approximately 176 million women worldwide. The disease is the leading cause of infertility in women, with up to 40% of all infertile women suffering from endometriosis.  There is currently no existing non-surgical diagnostic test for endometriosis.  Diagnosis is typically made via invasive and expensive laparoscopy, followed by a histological examination of any lesions found to confirm the diagnosis. Due to difficulties in this process, the diagnosis can take approximately 9 years from when the symptoms appear.  The lack of a suitable screening test has also held up development of a cure for the disease.

Singapore Volition acquired the patent application for an endometriosis test in June 2011 and the Company is now in the process of developing the test, based on its existing NuQTM technology.  The test will be a simple blood test taken at two stages of a woman’s menstrual cycle, during menses and partway through the month. If the two measurements show quantitative differences in total nucleosome level, endometriosis is indicated.

Hypothesis-testing and clinical proof of concept work (to demonstrate that the test is feasible or has the potential to be used and effective) on the endometriosis test is currently being carried out in the Company’s laboratory. The Company will continue with validation of its NuQTM based endometriosis tests through the fourth quarter of 2011. The Company will review the best ways of commercializing a product in the late first quarter of 2012 if the validations continue to prove its diagnostic potential.   If the Company is successful in developing a reliable test, we believe that there would be significant interest from large pharmaceutical companies in partnering with the Company.

Product Development

The Company’s first products, the epigenetic cancer blood tests based on our proprietary NuQTM technology, are in development and will be released for research use by the first quarter of 2012.

The Company will focus its energies in 2012 on bringing its NuQTM, NuQ-X TM and NuQ-VTM products to the market, while secondarily working on the proof of concepts and validations for NuQ-MTM, Hypergenomics (“NuQ-IHC”) and Endometriosis (“NuQ Endo”) products.

A graphic representation of the developmental stage of each of the Company’s product lines at the end of third quarter of 2011 is as follows:

Plan of Operations / Sales and Marketing Strategy

The first use of our NuQTM products will be for research, as the research market has lower regulatory barriers and is faster to adopt new products than the clinical diagnostics sector.  We believe that by selling our products in the research market, we will drive awareness of our Company and our products which in turn, will lead to future sales in both the research and clinical markets.  The Company’s products will be available for purchase in the first quarter of 2012 to researchers via the Company’s product website, http://www.nucleosomics.com.  Initially, the Company will provide its products to four carefully chosen opinion leaders to provide further validation and product feedback.  The Company intends to choose a sales partner for its NuQTM research products in the first quarter of 2012, which will further drive sales in this market.  Additionally, the Company will manufacture an initial run of 1,000 NuQTM kits in late fourth quarter of 2011.  We expect our first revenues to be generated from the sales of these kits to researchers, closely followed by sales of NuQ-VTM and NuQ- X TM in the research market.

Further, it is expected that the Company will obtain CE Marking for its products in late 2012 which will allow for the NuQTM tests to be used in a clinical setting in Europe. FDA approval is expected in 2013 which will allow for clinical use of our products in the U.S.  Once the products have received the requisite approval from the FDA and CE Marking, the Company will begin selling its products for both research and clinical use, starting in Europe, followed by the U.S. and then the rest of the world, with a focus on Asia.  The Company will use the following methods to generate revenues from its NuQTM products:

•

Direct Sales:  As the Company wants to get its products to market as quickly as possible, direct sales will be the first path to market the suite of NuQTM products as well as all of the Company’s other products when they are first available for sale. Initial sales will be achieved through strong existing contacts, a dedicated product website and a distribution agent to handle the physical logistics.

•

Product Sales Partners:  When sales volumes increase, the vast majority of sales of diagnostic and research products will be carried out using contracted sales and marketing partners. This will be organized by territory, by region and end user, e.g. clinical vs. research.

•

Distribution Agreements:  Distribution agreements will be used primarily in markets and territories where the Company has no real prospect of obtaining traction alone or where the entry barriers are high. The Company will enter into tightly drawn distribution agreements outlining the territory and sectors to be covered.  Control will be maintained by the Company through strict oversight and by centralized production centers that will provide supplies to distributors.

The Company’s NuQTM products will require several dynamic and evolving sales models tailored to different worldwide markets, users and products. The Company has decided to focus its sales strategy on the initial research markets in 2012 and develop a flexible strategy for its clinical products through the second and third quarters of 2012.  We predict relatively low sales to researchers initially, but expect rapid growth as our products become standard, progressing to large volumes of tests sold to centralized laboratories and eventually reaching the mass diagnostics testing market.  The exact nature of the ideal sales strategy will evolve and be developed by the Company as the list of products and markets grow.

Intellectual Property

The Company holds seven families of patents covering its current product pipeline.  Three of these are licensed form world-class research institutions, two are patents authored by Belgian Volition and two are patents authored by Singapore Volition.  The Company will continue to apply for patents for further developments. The Company’s IP gives it a very strong and varied base from which to protect both its suite of NuQTM products and other products under development as it continues to make innovative breakthroughs.

NucleosomicsTM IP

•

Singapore Volition holds an exclusive license to the following patent from Chroma Therapeutics Limited:

Nucleosomics  WO2005019826:  Detection of Histone Modifications in Cell-Free Nucleosomes (Patent that underlies the NuQ-MTM tests)

Priority:  August 18, 2003

Status:  Granted in Europe; Pending in U.S.

•

Singapore Volition holds the worldwide exclusive license in “the field of cancer diagnosis and cancer prognosis” for the following patent from the European Molecular Biology Laboratory:

EMBL Variant Patent WO2011000573:  Diagnostic Method for Predicting the Risk of Cancer Recurrence based on MacroH2A Isoforms

Priority:  July 2, 2009

Status:  Pending Worldwide

•

Belgian Volition authored the following patent application covering its total NuQTM assay technology:

NuQ Patent UK1115099.2 and U.S. 61530300: Method for Detecting Nucleosomes

Priority: September 1, 2011

Status: Pending Worldwide

•

Belgian Volition authored the following patent application covering its NuQ-VTM technology:

NuQ-V Patent UK1115098.4 and U.S. 61530304:  Method for Detecting Nucleosomes containing Histone Variants

Priority: September 1, 2011

Status: Pending Worldwide

•

Singapore Volition authored the following patent application covering its NuQ-XTM technology:

NuQ-X Patent UK1115095.0 and U.S. 61530295: Method for detecting Nucleosomes containing Nucleotides

Priority: September 1, 2011

Status: Pending Worldwide

HyperGenomicsTM IP

•

HyperGenomics Pte Limited holds a worldwide exclusive licence to the following patent application from Imperial College, London:

HyperGenomics WO03004702:  Method for Determining Chromatin Structure

Priority:  July 5, 2001

Status:  Pending in Europe and U.S.

Endometriosis IP

•

Singapore Volition authored the following patent application for its endometriosis test:

Endometriosis Diagnostic UK1012662.1:  Method for Detecting the Presence of a Gynaecological Growth

Priority:  July 19, 2011

Status:  Pending Worldwide

Future IP Strategy

Both the NuQTM and HyperGenomicsTM technologies will continue to give rise to multiple products in the cancer and other diagnostic fields. The Company’s strategy is to protect the technologies with patents in Europe and the U.S. Following product development, each product, based on the technologies, will be further protected individually by new patent filings worldwide.

This will provide:

•

Ensured market exclusivity through a double layer of patent protection (primarily the protection of the underlying technology on which all the tests are based and, secondarily, specific patent protection for each product).

•

A full 20-year protection for each new product developed (e.g. a NuQTM product developed in 2010 would continue to be protected in all markets until 2030, beyond expiration of the parent technology patent in 2023).

Trademarks

Singapore Volition has applied for trademarks for the following terms:

•

Nucleosomics

•

HyperGenomics

•

NuQ (covers associated brand names including NuQ-M, NuQ-V, NuQ-Endo, etc.)

The Company is entitled to use “TM” in association with these terms until final decisions on the registration of the applications are due in early 2012.

Government Approval

All of the Company’s NuQTM suite of products are non-invasive, meaning they cannot harm the subject other than through misdiagnosis. As a general principle, to achieve regulatory approval the Company would only need to prove that the products work according to the claims that the Company makes.

The Company’s strategy is to begin selling products for research purposes that require minimal regulatory approval, while simultaneously going through the process of obtaining regulatory approval for the products to be used clinically on cancer patients.  The Company will first focus on the regulatory process in Europe, due to the granted patent for NuQTM and lighter regulatory requirements for the Company’s initial lab products. This will be followed closely by the regulatory process in the U.S. and in the rest of the world.  Planning for the rest of the world is being undertaken and will be initiated after CE Marking (described below).  In many territories the European CE Mark is sufficient to place products on the market and, where it is not, it often simplifies the regulation processes.

Europe – CE Marking

Conformité Européenne (“CE”) Marking is a rough equivalent of the United States’ Food and Drug Administration (“FDA”) approvals process, although is a somewhat lighter regime. Manufacturers in the European Union (“EU”) and abroad must meet CE Marking requirements where applicable in order to market their products in Europe.  The CE Mark certifies that a product has met EU health, safety, and environmental requirements, which ensure consumer safety.  To receive the CE Mark, the Company must meet certain standards and follow certain procedures as set forth in the In Vitro Diagnostic Medical Devices Directive which applies to the Company’s diagnostic products.

European national agencies, such as Customs authorities and/or the Departments of Health, Industry and Labor, conduct market surveillance to ensure the provisions of the applicable Directive have been met for products marketed within the EU. In pursuit of this goal, surveillance authorities will: i) visit commercial, industrial and storage premises on a regular basis; ii) visit work places and other premises where products are put into service and used; iii) organize random checks; and iv) take samples of products for examination and testing.  If a product is found to be noncompliant, corrective action will depend on and be appropriate to the level of noncompliance.  Others responsible for the noncompliance of the product will be held accountable as well. Penalties, which may include imprisonment, are determined by national law.

In compliance with the In Vitro Diagnostic Medical Devices Directive and the CE Marking process, the Company has ensured that all development and validation is carried out in a manner consistent with regulatory approval and has maintained proper records so that its products can be approved as quickly and simply as possible.  The Company has engaged a regulatory consultant to ensure that all of its procedures are fully compliant.   Further, the Company is working with EU regulatory professionals to obtain market approval and begin clinical validation.

The Company expects that CE Mark approval for the Company’s first clinical products will be achieved by the end of 2012, at which point the first sales of our clinical products can occur in Europe.  Further, the Company expects that FDA approval in the U.S. will follow approximately 9 months later in 2013.  FDA approval is more expensive and will take at least twice as long as CE Marking in Europe.

U.S. – FDA Approval

The Company’s diagnostic products are considered by the FDA to be “medical devices”. Among other things, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, marketing and promotion, and sales and distribution of medical devices in the U.S. to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the U.S. to international markets.

Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either clearance of a 510(k) pre-market notification or approval of a Product Market Application (“PMA”) from the FDA. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take significantly longer and clearance is never guaranteed. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer and approval is not guaranteed.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency determines is associated with the device and a determination of whether the product is a type of device that is similar to devices that are already legally marketed.  Devices deemed to pose relatively less risk are placed in either Class I or II.  Class III devices are those devices which are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device.  In the U.S., cancer diagnostics are considered Class III products, the highest classification (in Europe, cancer diagnostics are not in the high classification group (except for home use).  As such, most of the Company’s products will likely have to undergo the full PMA process of the FDA.

A clinical trial may be required in support of a 510(k) submission and is generally required for a PMA application. These trials generally require an effective Investigational Device Exemption (“IDE”), from the FDA for a specified number of patients, unless the product is exempt from IDE requirements or deemed a non significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin 30 days after the submission of the IDE application unless the FDA or the appropriate institutional review boards at the clinical trial sites place the trial on clinical hold.

Once the application and approval process is complete and the product is placed on the market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements. The FDA may impose limitations or restrictions on the uses and indications for which the product may be labeled and promoted. Medical devices may only be marketed for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promoting a device for an unapproved, or “off-label” use. Manufacturers that sell products to laboratories for research or investigational use in the collection of research data are similarly prohibited from promoting such products for clinical or diagnostic tests.

Further, our manufacturing processes and those of our suppliers are required to comply with the applicable portions of the FDA’s Quality Systems Regulations, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our products. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of products that we manufactured or distributed. Furthermore, the regulation and enforcement of diagnostics and equipment by the FDA is an evolving area that is subject to change. While we believe that we are in compliance with the current regulatory requirements and policies of the FDA, the FDA may impose more rigorous regulations or policies that may expose us to enforcement actions or require a change in our business practices. If any of these events were to occur, it could materially adversely affect us.

Planned Clinical Validations / Clinical Trials

The Company has commenced background work to prepare for clinical validations and trials for the approvals process in Europe and North America.

Government Regulations

The health care industry, and thus our business, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change.

Both federal and state governmental agencies continue to subject the health care industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the federal government will continue to scrutinize, among other things, the marketing of diagnostic health care products. The federal government also has increased funding in recent years to fight health care fraud, and various agencies, such as the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services, or OIG, and state Medicaid fraud control units, are coordinating their enforcement efforts.

We must also comply with numerous other federal, state, and local laws relating to such matters as safe working conditions, environmental protection, industrial safety, and hazardous substance disposal. We may incur significant costs to comply with such laws and regulations in the future, and lack of compliance could have material adverse effects on our operations.

We believe that we have structured our business operations to comply with applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise.

Competition

We face competition in the cancer diagnostic market primarily from companies such as Abbott Laboratories Inc., Cepheid Inc., Philips, GE Healthcare, Siemens, Gen-Probe Incorporated, MDxHealth SA, EpiGenomics AG, Roche Diagnostics and Sequenom, Inc. We believe that our products compete with those offered by our competitors primarily on the basis of their cost-effectiveness, ease of use, mass screening potential, non-invasiveness, advanced technology, compatibility with ELISA systems, accuracy and strong IP position.

Many of our competitors have substantially greater financial, technical, and other resources and larger, more established marketing, sales and distribution systems than we do. Many of our competitors also offer broader product lines outside of the diagnostic testing market, and many have greater brand recognition than we do. Moreover, our competitors may make rapid technological developments that may result in our technologies and products becoming obsolete before we recover the expenses incurred to develop them or before they generate significant revenue. Our success will depend, in part, on our ability to develop our products in a timely manner, keep our products current with advancing technologies, achieve market acceptance of our products, gain name recognition and a positive reputation in the healthcare industry, and establish successful marketing, sales and distribution efforts.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our principal executive office is located at 150 Orchard Road, Orchard Plaza 08-02, Singapore 238841.  We currently rent this space for approximately $1,500 a month.  Currently, this space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not currently own any real estate.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since April 12, 2007 under the symbol “SNDC.OB.”  Effective October 11, 2011 our symbol was changed to “VNRX.OB” to reflect the Company’s name change.  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Fiscal Quarter	High	Low
First Fiscal Quarter (Sept. 1, 2010 – Nov. 30, 2010)	--	--
Second Fiscal Quarter (Dec. 1, 2010 – Feb. 28, 2011)	--	--
Third Fiscal Quarter (Mar. 1, 2011 – May 31, 2011)	--	--
Fourth Fiscal Quarter (June 1, 2011 – Aug. 31, 2011)	--	--
First Fiscal Quarter (Sept. 1, 2011 – Nov. 30, 2011)	3.00	1.50

Record Holders

As at November 28, 2011, an aggregate of 8,120,652 shares of our common stock were issued and outstanding and were owned by approximately 81 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial conditions, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

At the Annual General Meeting held on February 20, 2004, the shareholders approved a Stock Option Plan (the “Option Plan”) whereby a maximum of 5,000,000 common shares were authorized but unissued to be granted to directors, officers, consultants and non-employees who assisted in the development of the Company. The value of the stock options to be granted under the Option Plan will be determined using the Black-Scholes valuation model. No stock options have been granted under this Plan.  On October 6, 2011, the Company terminated the Option Plan.

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan (the “Plan”), for the directors, officers, employees and key consultants of the Company.  Pursuant to the Plan, the Company is authorized to issue nine hundred thousand (900,000) restricted shares, $0.001 par value, of the Company’s Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2011, the Company had cash of $139 and liabilities of $127,449.  The liabilities of $55,572 owed to general creditors are as follows: independent accountants – $3,900 for preparation and edgarizing financial statements and other reports, $49,672 owed to a former director of the Company and $2,000 for other payables.  The amount owed to related parties of $71,877 is non-interest bearing and has not fixed terms of repayment.  During the current year ended August 31, 2011, the Company has incurred the following expenses as compared to the prior year as of August 31, 2010:

Expenditure		August 31, 2011	August 31, 2010

Accounting and audit	i	$9,700	$5,450
Bank charges		102	105
Edgar filings	ii	1,350	750
Filing fees	iii	1,243	-
Management fees	iv	-	2,400
Office	v	333	292
Rent	iv	-	1,200
Telephone	iv	-	600
Transfer agent's fees and interest	vi	295	150
Total expenses		$13,023	$10,947

i.

Analysis of accounting and audit for the two years:

	August 31,2011			August 31,2010
Filing Date	Internal Accountant	Auditors	Total	Internal Accountant	Auditors	Total

10-K Aug 31	$ 1,750	$ 2,750	$ 4,500	$ -	$ -	$ - (*)
10-Q Nov 30	1,000	600	1,600	1,250	500	1,750
10-Q Feb 28	1,000	800	1,800	1,250	600	1,850
10-Q May 31	1,000	800	1,800	1,250	600	1,850

	$ 4,750	$ 4,950	$ 9,700	$ 3,750	$ 1,700	$ 5,450

(*)   At the end of the previous fiscal year the Company changed its accounting practice from accruing accounting and audit expense in the current period under examination to recognizing the expense only when paid.

ii.

The increase in edgarizing charges between 2010 and 2011 was twofold: first, the charges relating to August 31, 2010 were not accrued as in prior years but accounted for when paid and, second, an increase of $50 a month for three quarters.

iii.

During the current year the Company paid its franchise taxes to the State of Delaware in the amount of $234 and paid an initial set up cost of $1,000 for preparation of the XBRL filings.

iv.

The Company changed its practice for the fiscal year ended August 31, 2011 of accruing management fees, rent and telephone as an expense and crediting Capital in Excess of Par Value.

v.

Office expense during the current year and similar in the prior year mainly relates to courier charges.

vi.

General increase incurred in the invoices from Holladay Stock Transfer during 2011.

The Company estimates the following expenses will be required during the next twelve months to meet its obligations:

Expenditures		Requirements For Twelve Months	Current Accounts Payable	Required Funds for Twelve Months

Accounting and audit	1	$11,200	$3,900	$15,100
Bank charges		100	-	100
Edgar filing fees and XBRL	2	5,480	-	5,480
Filing fees and franchise taxes	3	250	-	250
Miscellaneous	4	-	2,000	2,000
Office	5	1,000	-	1,000
Payment to former director	6	-	49,672	49,672
Transfer agent's fees	7	1,500	-	1,500
Estimated expenses		$19,530	$55,572	$75,102

No recognition has been given to management fees, rent or telephone since, at the present time, these expenses are not cash oriented.

1.

Accounting and auditing expense has been projected as follows:

Filings	Accountant	Auditors	Total

Form 10K – Aug 31, 2011	$1,750	$3,300	$5,050
Form 10Q – Nov. 30, 2011	1,250	800	2,050
Form 10Q - Feb 28, 2012	1,250	800	2,050
Form 10Q – May 31, 2012	1,250	800	2,050

	$5,500	$5,700	$11,200

2.

It is estimated the cost of filing the Form 10-Q-K and 10-Qs via Edgar with XBRL attachments with be approximately $1,370 per quarter.

3.

Filing fees for the Annual Report with the State of Delaware.

4.

A loan for an unrelated company which has no specific terms of repayment nor bears any interest thereon.

5.

Relates to photocopying, faxing and courier charges expected to be incurred in the forth coming year.

6.

In 2008, Del Thachuk resigned as a director and officer and the amount owed to him was re-allocated to Accounts Payable from Due to Director.   The amount is on a demand basis and bears no interest.

7.

Estimate of the fees to Holladay Stock Transfer for work to be performed by them in the future.

The Company will have to raise funds to settle the balance of the outstanding liabilities if it wishes to continue to operate in the future.

The Company does not expect any significant changes in the number of employees.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Pre-Exploration Stage Company as of August 31, 2011)

Consolidated Financial Statements

For the Periods Ended August 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Stockholders’ Deficiency

F-5

Consolidated Statements of Cash Flows

F-6

Notes to the Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Standard Capital Corporation

(A Pre-exploration Stage Company)

We have audited the accompanying balance sheets of Standard Capital Corporation (a Pre-exploration Stage Company) (the “Company”) as of August 31, 2011 and 2010, and the related statements of operations, changes in stockholder’s deficiency, and cash flows for each of the years in the two—year period ended August 31, 2011, and for the period September 24, 1998 (date of inception) to August 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Capital Corporation (a Pre-exploration Stage Company) as of August 31, 2011 and 2010, and the results of its operations  and its cash flows for each of the years in the two-year period ended August 31, 2011, and for the period September 24, 1998 (date of inception) to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah

November 10, 2011

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Pre-Exploration Stage Company as of August 31, 2011)

Consolidated Balance Sheets

(Expressed in US dollars)

BALANCE SHEETS

	August 31, 2011	August 31, 2010

ASSETS

CURRENT ASSETS

Cash	$139	$485

Total Current Assets	$139	$485

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$55,572	$97,723
Advances from related parties	71,877	17,049
	127,449	114,772
STOCKHOLDERS’ DEFICIENCY

Common Stock
200,000,000 shares authorized, at $0.001 par value 2,285,000 shares issued and outstanding	2,285	2,285

Capital in excess of par value	100,665	100,665

Deficit accumulated during the pre-exploration stage	(230,260)	(217,237)

Total Stockholders’ Deficiency	(127,310)	(114,287)

	$139	$485

The accompanying notes are an integral part of these financial statements

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Pre-Exploration Stage Company as of August 31, 2011)

Consolidated Statements of Operations

(Expressed in US dollars)

STATEMENTS OF OPERATIONS

	Aug 31, 2011	Aug 31, 2010	Sept 24, 1998 (Date of Inception) to Aug 31, 2011

REVENUES	$-	$-	$-

EXPENSES

Impairment of mineral claims acquisition costs Exploration	-	-	5,000
	-	-	12,617
General and administrative	13,023	10,947	212,643

NET LOSS	$(13,023)	$(10,947)	$(230,260)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	2,285,000	2,285,000

The accompanying notes are an integral part of these financial statements.

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Pre-Exploration Stage Company as of August 31, 2011)

Consolidated Statements of Stockholders’ Deficiency

(Expressed in US dollars)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance September 24, 1998 (date of inception)	-	$-	$-	$-
Issuance of common shares for cash at $0.001 – January 11, 1999	1,000,000	1,000	-	-
Issuance of common shares for cash at $0.001 – February 19, 1999	100,000	100	-	-
Issuance of common shares for cash at $0.01 – February 15, 1999	195,000	195	1,755	-
Capital contributions – noncash expenses	-	-	4,200
Net operating loss for the period from September 24, 1998 to August 31, 1999	-	-	-	(12,976)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2000	-	-	-	(12,392)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2001	-	-	-	(13,015)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2002	-	-	-	(13,502)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2003	-	-	-	(16,219)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2004	-	-	-	(24,180)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2005	-	-	-	(13,105)
Issuance of common shares for cash at $0.05 – September 30, 2005	990,000	990	48,510	-
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2006	-	-	-	(36,987)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2007	-	-	-	(26,295)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2008	-	-	-	(21,803)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2009	-	-	-	(15,816)
Capital contributions – noncash expenses	-	-	4,200	-
Net operating loss for the year ended August 31, 2010	-	-	-	(10,947)
Net operating loss for the year ended August 31, 2011	-	-	-	(13,023)

Balance, August 31, 2011	2,285,000	$2,285	$100,665	$(230,260)

The accompanying notes are an integral part of these financial statements.

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Pre-Exploration Stage Company as of August 31, 2011)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

STATEMENTS OF CASH FLOWS

	Aug. 31, 2011	Aug. 31, 2010	Sept 24, 1998 (Date of Inception) to Aug. 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(13,023)	$(10,947)	$(230,260)

Adjustments to reconcile net loss to net cash (Used) operating activities:

Impairment loss on mineral claim	-	-	5,000
Capital contribution – noncash expenses	-	4,200	50,400
Change in accounts payable	(42,151)	2,097	55,572

Net Change in Cash from Operations	(55,174)	(4,650)	(119,288)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral claim	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related parties	54,828	1,694	71,877
Proceeds from issuance of common stock	-	-	52,550

Net Cash Provided by Financing Activities	54,828	1,694	124,427

Net (Decrease) Increase in Cash	(346)	(2,956)	139

Cash at Beginning of Period	485	3,441	-

CASH AT END OF PERIOD	$139	$485	$139

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$-	$4,200	$50,400

The accompanying notes are an integral part of these financial statements.

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Pre-Exploration Stage Company as of August 31, 2011)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Pre-Exploration Stage Company as of August 31, 2011)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

1999	$ 12,976	2019	$ 3,892	$ (3,892)	-

2000	12,392	2020	3,717	(3,717)	-

2001	13,015	2021	3,905	(3,905)	-

2002	13,502	2022	4,050	(4,050)	-

2003	16,219	2023	4,866	(4,866)	-

2004	24,180	2024	7,254	(7,254)	-

2005	13,105	2025	3,932	(3,932)	-

2006	36,987	2026	11,096	(11,096)	-

2007	26,295	2027	7,889	(7,889)	-

2008	21,803	2028	6,541	(6,541)	-

2009	15,816	2029	4,745	(4,745)	-

2010	10,947	2030	3,284	(3,284)	-

2011	13,023	2031	3,907	(3,907)	-

	$ 230,260	$ -	$ 69,078	$ (69,078)	$ -

The total valuation allowance as of August 31, 2011 is $(69,078) which increased by $(3,907) for the reported period.

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

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Pre-Exploration Stage Company as of August 31, 2011)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the year ended August 31, 2011, a Director made advances of $54,828 to the Company.

On August 31, 2011, officers-directors and their families had acquired 12% of the common capital stock issued, have made advances of $71,877, and have made contributions to capital in the form of expenses paid for the Company in the amount of $50,400. The advances are non-interest bearing and payable on demand.

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

5.

CAPITAL STOCK

The Company has completed a Regulation D offering of 1,295,000 shares of its capital stock for $3,050.  In addition, the Company has completed an Offering Memorandum whereby 990,000 common shares were issued for at a price of $0.05 per share for $49,500.

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

7.

SUBSEQUENT EVENTS

On September 26, 2011, the Company entered into a voluntary share exchange transaction with Singapore Volition Pte Limited, a Singapore registered company (“Singapore Volition”), pursuant to a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company and its controlling stockholders, on the one hand, and Singapore Volition and the stockholders of Singapore Volition (the “Selling Stockholders”), on the other hand.

Singapore Volition is developing a suite of epigenetic cancer detection blood tests. The acquisition date (closing date) for this transaction was October 6, 2011.

At the closing of the transactions contemplated by the Exchange Agreement (the “Closing”), the Company will issue 6,908,652 shares of its common stock (the “Shares”) to the Selling Stockholders in exchange for 100% of the currently issued and outstanding capital stock of Singapore Volition (the “Exchange Transaction”).  Singapore Volition will become the Company’s wholly-owned subsidiary, and the Company will acquire the business and operations of Singapore Volition.  Singapore Volition has two subsidiaries, Belgian Volition SA, a Belgium registered company of which it owns 99.9% of the issued and outstanding shares, and HyperGenomics Pte Limited, a Singapore registered company and wholly-owned subsidiary of Singapore Volition.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes in Internal Control and Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of August 31, 2011, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director/Officer Since
Cameron Reynolds	40	President, Chief Executive Officer & Director	October 6, 2011
Malcolm Lewin	60	Chief Financial Officer & Treasurer	October 6, 2011
Rodney Gerard Rootsaert	40	Secretary	October 6, 2011
Dr. Martin Faulkes	67	Director	October 6, 2011
Dr. Satu Vainikka	44	Director	October 6, 2011
Guy Archibald Innes	55	Director	October 6, 2011
Dr. Alan Colman	62	Director	October 6, 2011
Kevin John Alexander	57	Director	October 6, 2011

The board of directors has no nominating or compensation committee at this time.

Science Executives

The following table sets forth the names and ages of our current Scientific Officers:

Name	Age	Position with the Company	Officer Since
Dr. Jacob Micallef	55	Chief Scientific Officer, Belgian Volition	October 6, 2011
Dr. Mark Eccleston	40	Chief Scientific Officer, HyperGenomics	October 6, 2011

Scientific Advisory Board

The following table sets forth the names and ages of our current Scientific Advisory Board Members:

Name	Age	Position with the Company	Advisor Since
Dr. Alan Colman	62	Chairman of the Scientific Advisory Board	October 6, 2011
Dr. Robert Weinzierl	49	Scientific Advisory Board Member	October 6, 2011
Dr. Andreas Ladurner	40	Scientific Advisory Board Member	October 6, 2011
Dr. Habib Skaff	34	Scientific Advisory Board Member	October 6, 2011

Term of Office

Each director of the Company serves for a term of one year and until his successor is elected at the Company’s Annual Shareholders’ Meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Background and Business Experience

The business experience during the past five years of the person(s) presently listed above is as follows:

CAMERON REYNOLDS.  Cameron Reynolds has over 17 years of entrepreneurial executive experience in the mining and biotechnology sectors. He began his career in 1994 working for Southern China Group, where as regional manager he set up operations in Hong Kong and Yunnan. In 1996 he began working for Integrated Coffee Technologies, a genetically modified coffee company, in a junior management position, where he was responsible for business plan creation, office management, recruitment, and business development. After working for Integrated Coffee Technologies, Mr. Reynolds served as the commercialization director for Probio, Inc., a company that commercialized intellectual property in the animal biotechnology fields including transgenisis and cloning research from the University of Hawaii. Mr. Reynolds held that role from 1998 until 2001, and his main responsibilities were managing all legal and contract issues with the University of Hawaii; implementing patenting strategy; managing all shareholder issues including the merger and its legal and contractual documentation; head office management; budgetary control; team building and recruitment.  Between 2002 and 2003, Mr. Reynolds undertook an MBA. From 2004 until 2011, Mr. Reynolds founded and served as Managing Director and Director of Mining House Limited, where he was responsible for identifying potential mining projects, coordinating the preliminary evaluations and securing the financing with a view to listing the companies on AIM, TSX and US OTC. From 2005 until present, Mr. Reynolds has held a number of board Directorships including Atlantic Mining PLC; Carbon Mining PLC, Magellan Copper and Gold (Carbon Mining and MCG were both became part of Solfotara Mining and Copper Development Corp on AIM, CDC.L after a vend); KAL Energy Inc. (KALG, OTC), Iofina Natural Gas PLC (IOF, AIM); Canyon Copper Corp. (TSX.V: CNC , OTCBB: CNYC), and Hunter Bay Resources (HBY, TSX-V). The Board of Directors appointed Mr. Reynolds as President, Chief Executive Officer and Director of the Company due to his strong experience in management, structuring and strategic planning of start-up companies.

MALCOLM LEWIN.  Malcolm Lewin is the Company’s Chief Financial Officer and Treasurer. He has a strong background in finance and accounting both for public and private companies alike. Mr Lewin qualified as a chartered accountant with Coopers & Lybrand in 1976. From 1989 to 2000, Mr. Lewin was a partner of Mercer Lewin, a chartered accounting firm. From 2000 until present, Mr. Lewin has acted for various companies listed on AIM and the TSX-V. In particular, Mr. Lewin acted as the finance director of OMG plc (AIM: OMG), a supplier of motion capture and visual geometry systems, from April 2000 to June 2003. In June 2004, Mr. Lewin was appointed as the finance director of Real Estate Investors Plc (AIM: REI), a property investment company with interests in quality commercial and industrial properties throughout the United Kingdom, and held this position until August 2006. In September 2006, Mr. Lewin was appointed a Director and Chief Financial Officer of Hunter Bay Minerals Plc (TSX-V:HBY), a junior mining company with interests in South America and Canada, and held this position until June 2011.The Board of Directors believes that Mr. Lewin’s financial and accounting knowledge would be a valuable asset to the Company.

RODNEY GERARD ROOTSAERT.  Rodney Rootsaert has over six years of experience in providing corporate, legal and administrative services to start-up companies through Mining House Ltd., of which Mr. Rootsaert has been a director since 2007.  From 2007 until 2011, Mr. Rootsaert has served as corporate secretary for several junior mining companies. He was the corporate secretary for Magellan Copper and Gold Plc., from 2007 until 2011, where his duties included maintaining and preparing company documents, accounts and contracts.  He also served as corporate secretary for Delta Pacific Mining Plc., from 2007 until present, where he was responsible for ensuring compliance with all relevant statutory and regulatory requirements. Due to Mr. Rootsaert’s legal background and prior roles as a corporate secretary for small public companies, the Board of Directors believed that he would be a great addition to the Company.

DR. MARTIN FAULKES.  Dr. Martin Faulkes has over 30 years of entrepreneurial and managerial experience as the founder and CEO of several software companies within the United Kingdom and the United States.  From 1979 to 1984, Dr. Faulkes was the Founder, President and CEO for Logica Inc., a company providing bespoke software to all industries but mainly banks and communications companies. Dr. Faulkes was responsible for all aspects of the business; namely sales, finance, recruitment,staff management and project control. He then became Managing Director of System Programming Ltd., a company that provides computer programming for systems in business like airlines, utility companies, banks, and insurance, from 1985 to 1987, where he was responsible for all aspects of the business. Dr. Faulkes founded Triad Plc., a computer software development company that provides systems and consultants to the business community, where he was a director from 1987 to 1998, responsible for controlling the company financially. From 1998 until the present day, Dr. Faulkes has focused on charitable activities, as the Founder and Sole Benefactor of the Dill Faulkes Educational Trust, a UK registered charity, where he is Chairman. He also sits on the Board of the Cambridge 800th Anniversary Campaign in the UK.  In light of Dr. Faulkes’ past experience in business development, Dr. Faulkes was appointed as a Director to the Company.

DR. SATU VAINIKKA.  Dr. Satu Vainikka has a strong background in the biotechnology industry, technology commercialization, equity financing, and business management. Dr. Vainikka undertook a PhD in molecular biology and oncology at the University of Helsinki from 1992 until 1996. From 1996 until 1999, she undertook post-doctoral research at the Imperial Cancer Research Fund (now CRUK) where she gained many years of research experience in the field of oncology, working in the area of signal transduction pathways. In 1999 she undertook an MBA and from 2000 until 2003 she founded, then was Chief Scientific Officer of, Gene Expression Technologies Limited.  In 2004, Dr. Vainikka founded the London based biotechnology company, Cronos Therapeutics, serving as its Chief Executive Officer from 2004 until 2006.  In 2006 she became CEO of ValiRx, a company listed on the UK AIM, where she led a number of secondary funding rounds for the company on the market and raised several rounds of private equity funding.  Dr. Vainikka remains CEO and Director of ValiRx. Due to Dr. Vainikka’s specialized experience in the fields of biotechnology, oncology and molecular biology, she was appointed as a Director of the Company.

GUY ARCHIBALD INNES.  Guy Archibald Innes is a Chartered Accountant and a member of the Institute of Chartered Accountants in England and Wales. Mr. Innes has extensive experience in financing and managing technology companies, which he gained from serving as a non-executive director on the board of companies such as ProBio Inc. from 2000 to 2006, Magellan Copper & Gold Plc. from 2007 to 2010, and Carbon Mining Plc. from 2007 to 2010. Prior to holding these directorships, Mr. Innes had a long career in banking and private equity, including advisory roles with Baring Brothers & Co. Limited in London and Paris from 1984 to 1995, where he was involved in executing and advising on national and international mergers & acquisitions, but also IPOs and capital raising; Baring Private Equity Partners Limited in London and Singapore from 1995 to 1997, where he was involved in the setting up, recruiting of managers and capital raising for an Asian media and communications private equity fund; and Quartz Capital Partners Limited from 1997 to 2000, where Mr. Innes served as Head of Corporate Finance and was responsible for managing the corporate finance department and leading the transactions undertaken by Quartz including IPOs, private placements and mergers and acquisitions.  The Board of Directors of the Company believed Mr. Innes’ technical, financial and managerial background would be beneficial to the growth of the Company.

DR. ALAN COLMAN.  Dr. Alan Colman has extensive experience in the molecular biology field where he has worked in the production of transgenic livestock, somatic nuclear transfer, and human disease models. After a successful university career in the Universities of Oxford, Cambridge, Warwick and Birmingham (where he was Professor of Biochemistry), Dr Colman went into industry. From the late 1980’s until 2002, Dr. Colman was the research director of the company PPL Therapeutics in Edinburgh, UK, where he was responsible for leading PPL’s research program strategy, also playing a role in PPL’s financing rounds, culminating in its listing on the London Stock Exchange. This company attracted considerable media attention because of their participation in the technique of somatic nuclear transfer that led to the world’s first cloned sheep, Dolly, in 1996. From 2002 to 2007, Dr. Colman was Chief Scientific Officer and then CEO for the Singaporean human embryonic stem cell company, ES Cell International. Dr. Colman is currently the Executive Director of the Singapore Stem Cell Consortium, a position he has held since 2007.  From 2008 to 2009, Dr. Colman was also concurrently Professor of Regenerative Medicine at King’s College, London, UK.  His current interest is the development of human disease models using induced pluripotent stem cells.  Dr. Colman was appointed as a Director of the Company and a member of the Scientific Advisory Board on account of his work in biochemistry, stem cell research and pathology.

KEVIN JOHN ALEXANDER.  Kevin Alexander has over 25 years of experience as an attorney in both the United Kingdom and the United States, where he has focused his legal practice primarily in the area of corporate law.  He has worked for and was a partner in major law firms in London and in the United States, including Bracewell & Giuliani from 1989 to 1999 and Salans from 1999 to 2000.  Mr. Alexander was a founder and Chief Executive Officer of GTL Resources Plc, an AIM-listed natural gas project company from 2000 to 2003, where he held ultimate responsibility for the commercial and financial activities of the company, including obtaining credit approval from a syndicate of banks for a project financing of a $400m gas processing facility. Over the last seven years, Mr. Alexander has been a consultant and entrepreneur involved in forming and managing various businesses, both private and public, including ValiRx Plc in 2006.  Since 2006, Mr. Alexander has continued to serve as a director of ValiRx, where he is also responsible for some of the legal and regulatory affairs of the company, overseeing some of the legal work on certain transactions undertaken by ValiRx. Due to Mr. Alexander’s strong legal background as well as his years of experience with small businesses and public companies, the Board of Directors felt that he would be a talented addition to the Company.

DR. JACOB MICALLEF.  Dr. Jacob Micallef has 20 years of experience in research and development and in the management of early stage biotechnical companies, including the manufacture of biotechnology products and the establishment of manufacturing operations. Dr. Micallef gained this experience while working for the World Health Organization (“WHO”) over a 10-year period from 1985. While working for the WHO, Dr. Micallef developed new diagnostic products in the areas of reproductive health and cancer. In 1990 he commenced development of a new diagnostic technology platform for WHO which was launched in 1992 and supported 13 tests. Dr. Micallef also initiated and implemented in-house manufacture (previously outsourced to Abbott Diagnostics Inc) and world-wide distribution of these products for WHO. In 1990, he started a “not-for-profit” WHO company, Immunometrics Ltd., which marketed and distributed those diagnostic products worldwide.  In 1999 Dr. Micallef studied for an MBA and went on to co-found Gene Expression Technologies in 2001 where he successfully lead the development of the chemistry of the GeneICE technology and implemented the manufacture of GeneICE molecules. He also played a major role in business development and procured a GeneICE contract with Bayer Pharmaceuticals.  From 2004 to 2007, he taught "science and enterprise" to science research workers from four universities at CASS Business School before joining Cronos Therapeutics in 2004. In 2006 Cronos was listed in the UK on AIM, becoming ValiRx. Dr. Micallef continued to work as Technical Officer for ValiRx, where he in-licensed the Hypergenomics and Nucleosomics technologies and co-founded ValiBio SA., which is now Belgian Volition SA, a subsidiary of Singapore Volition.  The Board of Directors believed that Dr. Micallef’s prior work with Belgian Volition in the development of diagnostic products would continue to be an asset to the Company in his role as Chief Scientific Officer of the Company’s subsidiary, Belgian Volition.

DR. MARK ECCLESTON.  Dr. Mark Eccleston is a biotechnology entrepreneur with over 18 years of experience in the sector, both in academia and in industry. From 2008 to 2009, Dr. Eccleston held a program management position at ValiRx Plc., where he ran multiple epigenetics-based diagnostic and therapeutics programs. Dr. Eccleston has also held various other roles in business and industry including: CEO of Vivamer Ltd. in 2002, a company spun out from Cambridge University where he was responsible for commercialization of drug delivery and imaging technologies based on extensive work in this area during his academic career; and Chief Scientific Officer then consultant to Cambridge Applied Polymers from 2005 to 2008, where he devised and managed multiple high value consultancy projects for clients including Cadburys, Kellogg’s, Reckitt Benckiser, Proctor and Gamble, and Umbro as well as a Spanish company specializing in non woven (polymeric) fabric, Tesalca. In 2010, Dr. Eccleston founded OncoLytika, which focuses on opportunity recognition and product/process innovation within start-ups as well as established companies, where his main responsibilities are advising companies on business development and preclinical project management.  In light of Dr. Eccleston’s past work in biotechnology, epigenetics and diagnostics, Dr. Eccleston was appointed as a Chief Scientific Officer of the Company’s subsidiary HyperGenomics Pte Limited.

DR. ROBERT WEINZIERL.  Dr. Robert Weinzierl is a member of our Scientific Advisory Board. He is a Reader in Molecular Biology at Imperial College London, and is the inventor of the HyperGenomicsTM technology, that the Company is in the process of further developing.  Dr. Weinzierl joined Imperial College as a lecturer in 1994, where his key responsibilities were research and teaching, combined with various administrative tasks. He was promoted to his current position 'Reader in Molecular Biology' in 2009. Dr. Weinzierl heads a research group focusing on gene expression mechanisms, with special emphasis on the structure and function of the basal transcriptional machinery. Dr. Weinzierl began his PhD in 1983 at the European Molecular Biology Laboratory and completed it at the University of Cambridge (Akam/White Laboratories). The focus of his PhD project was the function of homeotic genes (especially Ultrabithorax) during embryonic development, and he completed his thesis in 1988. He went on to spend four years as a postdoc at UC Berkeley (Tjian Laboratory). Dr. Weinzierl’s research efforts focused on the structure and function of the basal transcriptional machineries in archaea and eukaryotes, with a special emphasis on the molecular mechanisms of RNA polymerases. In 2011, Dr. Weinzierl’s laboratory at Imperial College successfully developed a range of novel methods in the field of gene expression, including in vitro assembly of protein complexes from recombinant subunits and implementation of robotic methods for high-throughput molecular biology. As the inventor of the HyperGenomicsTM technology, Dr. Weinzierl’s appointment to the Scientific Advisory Board of the Company is pivotal to the further development of the Company’s HyperGenomicsTM products.

DR. ANDREAS LADURNER.  Dr. Andreas Ladurner has a strong educational background and years of laboratory experience in the fields of biochemistry, biology, cancer research, genomics and several others.  Whilst awaiting the award of his doctorate from the University of Cambridge between 1998 and 2000, Dr. Ladurner was awarded the Wellcome Trust International Traveling Prize research fellowship.  He was appointed Research Associate at the Howard Hughes Medical Institute at the University of California Berkeley, from 2000 until 2002, then was an editor at Nature Publishing Group in New York, from 2002 until 2003.  Dr. Ladurner was named group leader in the Genome Biology Unit of the European Molecular Biology Laboratory in Heidelberg in 2003, where he undertook scientific research in the area of novel epigenetic and stress-mediated signaling networks in human cells. During this period, he discovered the histone variant technology, which is an integral part of the NucleosomicsTM products which the Company is in the process of developing.  In 2010, Dr. Ladurner was named Chair of Physiological Chemistry in the Faculty of Medicine at the University of Munich, and continues his work at EMBL as a visiting member.  Dr. Ladurner’s extensive laboratory work in nucleosome research and genomics will make him a valuable member of the Scientific Advisory Board.

DR. HABIB SKAFF.  Dr. Habib Skaff is a synthetic chemist specializing in the area of nanotechnology; his doctoral studies focused on the design of organic and polymeric ligands for the encapsulation of semiconductor nanoparticles and modification of the physical, optical, electronic, and assembly properties of the nanoparticles. Since 2001, Dr. Skaff has co-authored 11 peer-reviewed scientific papers and is a co-inventor on 18 pending or issued patents in the fields of chemistry, nanotechnology, and biotechnology. He co-founded Intezyne Technologies in 2004 and serves as that company’s Chief Executive Officer, where he is responsible for establishing and implementing strategic planning for the future. Dr. Skaff works closely with the Chief Scientific Officer to develop and implement Intezyne’s IP strategy as well as establish alliances with potential partners. He also leads Intezyne’s fundraising through debt and equity financing and works closely with the CFO in this capacity. He is also President, and Chairman of the Board of Directors of Intezyne. Dr. Skaff has served as the Chairman of Skaff Corporation of America since 1999, where he guides strategic planning but is not involved in day-to-day operations.  Dr. Skaff was appointed to serve as a member of the Scientific Advisory Board because of his extensive scholarly work and inventions in the fields of chemistry and biotechnology.

Identification of Significant Employees

Our subsidiary, Singapore Volition, has one employee, Charlotte McCubbin, Communications Manager, whose responsibilities include all communications, such as the Company’s website and news releases, as well as the Company’s branding and visual communications.

CHARLOTTE MCCUBBIN. After graduating from the University of Edinburgh in 2007 with a Bachelor of Laws with joint honors in Law and Politics, Miss McCubbin undertook internships at two public affairs/lobbying agencies in London: AS Biss (Now M:Communications) and Bell Pottinger Public Affairs; where her responsibilities included the preparation of briefing notes for clients on a range of topics, media and political monitoring, and stakeholder identification and mapping. From 2008 until 2009 she was an Account Executive at PR consultancy Kysen PR, during which time she completed a Diploma in Marketing with the Chartered Institute of Marketing. At Kysen her key responsibilities included achieving editorial placement for clients in national, trade and broadcast publications, as well as preparing press releases and arranging journalist briefings. In 2010 Miss McCubbin worked as a Public Relations Executive for the international law firm White & Case LLP, where she was responsible for the Firm's European PR program, working with both the UK press and Enlish-speaking press throughout the EMEA region, managing day-to-day press enquiries as well as generating press coverage via press releases and thought-leadership interviews and articles. Miss McCubbin joined Volition at the end of 2010.

Our subsidiary, Belgian Volition, has four employees: Managing Director Patrick Rousseau, and three laboratory technicians.

PATRICK ROUSSEAU.  Mr. Rousseau was Managing Director of ValiBio SA (now Belgian Volition) from 2007 until 2010, when he retained that role following ValiBio’s sale to Singapore Volition.  From 1983 until 1986, Mr. Rousseau was responsible for the management of public funding for industrial applied research (25+M€ annually) as Deputy Head of Cabinet with the Walloon Region State Secretary for New Technologies and SMEs.  From 1986 until 1989 he was a venture capital adviser for Belgian GBL Group; then a member of venture capital fund investment boards for Soginnove in France and Ventana in USA from 1986 until 1992. From 1983 until 1990, Mr. Rousseau also served as a member of the Supervisory Board of CGER (Belgium’s largest Public Saving Bank, now part of BNP Paribas Fortis).  Between 1998 and 2004, Mr. Rousseau held an investment adviser role to NBI Capital/Alpinvest, a Dutch venture and development fund, making on its behalf more than 20 successful direct investments in life sciences companies in Europe and the U.S. from start-up to public.  From 1989 until 2010, Mr. Rousseau acted as a corporate adviser and consultant to various companies, undertaking activities such as raising €3.5M for the development of a Belgian diagnostic subsidiary of a French company (RNTECH). Mr. Rousseau also acts as an expert adviser to the French OSEO (formerly ANVAR) applied research funding agency on over 50 industrial research & development projects, a position he has held since 1998.  Since 2000, he has also acted as an expert evaluator and negotiator for EU funding programs. Mr. Rousseau has also acted as board member of various businesses in Europe, U.S. and Canada (from direct mail to pharmaceutical product trading) from 1986 until present.

DR MARIELLE HERZOG. Dr. Marielle Herzog has seven years of experience in epigenetics academic research. During a four year period from 2003 to 2007, Dr. Herzog performed her PhD thesis at the Institute of Genetics and Molecular and Cellular Biology (IGBMC), Strasbourg, France, one of the leading European centers of biomedical research. Her work, conducted in the laboratory of Epigenome plasticity, under the supervision of Dr. R. Losson, concerned the role of the interaction between a transcriptional cofactor (TIF1b) and the heterochromatin protein 1 defined by knock-in mutation in a cellular model and in mice. In 2008, Dr. Herzog joined the laboratory of Cancer Epigenetics of Dr. F. Fuchs at the Faculty of Medicine, Free University of Brussels, as a researcher, where she managed different projects based on the study of epigenetics modifications (methylated DNA, post-translational histone modifications) and epigenetics enzymes in different cellular context. Her work led to publications in international scientific journals and to her participation at several international congresses. Dr. Herzog joined Belgian Volition in May 2011.

MURIEL CHAPELIER. Muriel Chapelier has seventeen years experience in fundamental research and development, as research associate. Mrs. Chapelier gained her experience first in a fundamental Research Laboratory at the University Hospital of Sart-Tilman (Liège), over an eight year period from 1994 until 2002 where she worked in a leukemia screening project and in fundamental research project, in PhD collaboration, using molecular biology technics. The laboratory is now a competence center for leukemia screening and she was included in publications of the PhD. In 2002, Mrs. Chapelier started working within Eppendorf Array Technologies in Namur, for the development of gene expression and protein microarrays and other new technologies. Some gene expression kits were launched on the market and a Signal Chip Human Cytokine kit was in validation during her tenure. In September 2007, Mrs. Chapelier went to Antwerp to undertake a degree in tropical medicine and international health, at the Institute of Tropical Medicine. She returned to Eppendorf in 2008 to continue the development of microarrays. She joined Belgian Volition in May 2011.

KATTY SCOUBEAU. Katty Scoubeau is a research technician for Belgian Volition. Mrs. Scoubeau graduated in chemistry and biotechnology in 1994 from the UCL Institute Paul Lambin. From 2003 until 2007, Mrs. Scoubeau taught science and mathematics at a secondary school. In 2007, she undertook training in biotechnology in the association in vivo in Nivelles. From 2010 until 2011, Mrs. Scoubeau was committed to the medical faculty of the University of Namur as a lab technician in the unit of physiological biochemistry, where she participated in the preparation of student assignments and research. She joined Belgian Volition in August 2011.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended August 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers as at August 31, 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Year Ended 8/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Magallano Former President, CEO and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
B. Gordon Brooke Former CAO, CFO and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rudy Beloy Perez Former Secretary and Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of August 31, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Some of our directors receive compensation for their service on our Board of Directors.  Please refer to the Letters of Appointment with Dr. Satu Vainikka, Guy Archibald Innes, Dr. Alan Colman and Dr. Martin Faulkes filed as exhibits to our Current Report on Form 8-K filed with the SEC on October 13, 2011 and incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 28, 2011, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Cameron Reynolds (3) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	200,001	2.46%
Dr. Martin Faulkes (4) Eastwoods, The Chase Oxshott Surrey, KT22 0HR UK	Common	810,000	9.97%
Guy Archibald Innes (5) Wickhurst Manor, Wickhurst Road Weald Sevenoaks Kent, TN14 6LY UK	Common	430,000	5.30%
Dr. Alan Colman (6) 156 Gibraltar Crescent Singapore 759588	Common	12,500	0.15%
All Officers and Directors as a Group (4 Persons)	Common	1,452,501	17.88%
Appletree Investment Management, Inc. (7) 179 Upper Richmond Road West East Sheen, London, SW14 8DU UK	Common	802,112	9.88%
Concord International, Inc. (8) 150 Orchard Road, Orchard Plaza, #08-02 Singapore 238841	Common	2,042,088	25.15%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 8,120,652 issued and outstanding shares of common stock as of November 28, 2011.

(3)

Cameron Reynolds is the Company’s President, Chief Executive Officer and a member of the Board of Directors.  His beneficial ownership includes 200,001 common shares.

(4)

Dr. Martin Faulkes is a member of the Company’s Board of Directors.  His beneficial ownership includes 810,000 common shares.

(5)

Guy Archibald Innes is a member of the Company’s Board of Directors.  His beneficial ownership includes 430,000 common shares.

(6)

Dr. Alan Colman is a member of the Company’s Board of Directors.  His beneficial ownership includes 12,500 common shares.

(7)

Robert James Cooles holds investment and voting control over the 802,112 common shares beneficially owned by Appletree Investment Management, Inc.

(8)

Rodney Gerard Rootsaert holds investment and voting control over the 2,042,088 common shares beneficially owned by Concord International, Inc.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company, other than as previously disclosed.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended August 31, 2011, a Director made advances of $54,828 to the Company.

On August 31, 2011, officers-directors and their families had acquired 12% of the common capital stock issued, have made advances of $71,877, and have made contributions to capital in the form of expenses paid for the Company in the amount of $50,400. The advances are non-interest bearing and payable on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Cameron Reynolds is not an independent director because he is also an executive officer of the Company.   Further, Dr. Martin Faulkes, Guy Archibald Innes and Dr. Alan Colman are not independent directors because they are stockholders of the Company.  Dr. Satu Vainikka and Kevin John Alexander, however, are independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended August 31, 2011	Year Ended August 31, 2010
Audit fees	$4,950	$1,700*
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$4,950	$1,700

(*)   At the end of the previous fiscal year the Company changed its accounting practice from accruing accounting and audit expense in the current period under examination to recognizing the expense only when paid.

Audit Fees

During the fiscal years ended August 31, 2011, we incurred approximately $4,950 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2011.

During the fiscal year ended August 31, 2010, we incurred approximately $1,700 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended August 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBIO SA and The Walloon Region dated December 17, 2009	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBIO SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.07	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBIO SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.08	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.09	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.10	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.11	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.12	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.13	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
10.14	Share Exchange Agreement with Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated:  November 29, 2011

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President and Chief Executive Officer

Dated:  November 29, 2011

/s/ Malcolm Lewin

By: Malcolm Lewin

Its: Chief Financial Officer & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  November 29, 2011

/s/ Cameron Reynolds

Cameron Reynolds - Director

Dated:  November 29, 2011

/s/ Dr. Martin Faulkes

Dr. Martin Faulkes - Director

Dated:  November 29, 2011

/s/ Kevin John Alexander

Kevin John Alexander - Director

Dated:  November 29, 2011

/s/ Dr. Satu Vainikka

Dr. Satu Vainikka - Director

Dated:  November 29, 2011

/s/ Guy Archibald Innes

Guy Archibald Innes - Director

Dated:  November 29, 2011

/s/ Dr. Alan Colman

Dr. Alan Colman - Director