Form 10-KT
period 2011-12-31
VOLITIONRX LTD
filed 2012-04-16
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

 FORM 10-KT

_________________

.	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended ________________________

X .	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from September 1, 2011 to December 31, 2011

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware	000-30402	91-1949078
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
150 Orchard Road Orchard Plaza 08-02 Singapore 238841 (Address of principal executive offices)
Telephone: (201) 618-1750 Facsimile: +65 6333 7235
(Registrant’s Telephone Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.      .

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

Yes       .

 No   X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011 was $9,781,132 based upon the price ($2.60) at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “VNRX.OB”

As of April 10, 2012, there were 8,645,652 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Transition Report on Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On September 26, 2011, the Company, then under the name Standard Capital Corporation, and its controlling stockholders (the “Controlling Stockholders”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Singapore Volition Pte Limited, a Singapore registered company (“Singapore Volition”) and the shareholders of Singapore Volition (the “Volition Shareholders”), whereby the Company acquired 6,908,652 (100%) shares of common stock of Singapore Volition (the “Volition Stock”) from the Volition Shareholders.  In exchange for the Volition Stock, the Company issued 6,908,652 shares of its common stock to the Volition Shareholders.  The Share Exchange Agreement closed on October 6, 2011.  As a result of the Share Exchange Agreement, Singapore Volition became our wholly-owned operating subsidiary and the Company now intends to carry on the business of Singapore Volition as its primary business.  The Company is currently in the development stage.

Singapore Volition (registration number 201016543R) was incorporated on August 5, 2010 in Singapore as a Limited Private Company.  The business plan of Singapore Volition is to acquire, develop and bring to production life science technologies.  Singapore Volition has two subsidiaries, Belgian Volition SA (formerly ValiBio SA), a Belgium registered company incorporated on July 23, 2007 (“Belgian Volition”), and HyperGenomics Pte Limited, a Singapore registered company incorporated on March 7, 2011 (“HyperGenomics Pte Limited”).  Singapore Volition purchased 99.9% of the shares of Belgian Volition from ValiRX PLC (“ValiRX”) pursuant to that certain Share Purchase Agreement with ValiRX dated September 22, 2010, and subsequently amended on June 9, 2011.  A copy of the Share Purchase Agreement was filed as Exhibit 10.08 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012.  A copy of the Amendment was filed as Exhibit 10.15 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012.  As a result, Belgian Volition became a subsidiary of Singapore Volition.  On March 7, 2011, Singapore Volition formed Hypergenomics Pte Limited as a wholly-owned subsidiary.

On September 22, 2011, the Company, still under the name Standard Capital Corporation, filed a Certificate for Renewal and Revival of Charter (“Certificate for Renewal”) with the Secretary of State of Delaware, to reinstate the Company’s Certificate of Incorporation. Pursuant to Section 312(1) of the Delaware General Corporation Law, the Company was revived under the new name of "VolitionRX Limited."  The name change to VolitionRX Limited was approved by FINRA on October 7, 2011 and became effective on October 11, 2011.

Description of Our Business

The Company is a development stage life sciences company focused on meeting the need for accurate, fast, inexpensive and scalable tests for detecting and diagnosing cancer and other diseases.  We are in the development stage of our operations and are in the process of discovering and developing blood-based diagnostic tests intended for future commercialization through various channels within the United States and eventually throughout the world.  We are currently developing six blood test product prototypes.  Each product that we are developing can be commercialized for two distinct markets, the clinical in-vitro diagnostics (“IVD”) market and the research use only (“RUO”) market.  Commercializing products on the RUO market means that we intend to sell our future products to medical schools, universities and commercial research and development departments for research use only.  Products placed on the RUO market may be used for any research purpose, even if the products are being studied or tested for uses other than those intended.  RUO products, however, are not to be used for patient diagnosis.  Commercializing products on the IVD market means that we intend to sell our future products to be used in hospitals, clinics, etc. for patient diagnosis.  None of the products that we are currently developing are available on either market.

Currently, there are very few blood tests available to detect cancer. The current blood tests available are primarily the prostate specific antigen (“PSA”) test for prostate cancer and the septin-9 test for colon cancer. The PSA test has very poor diagnostic accuracy (detects approximately 70% of prostate cancers and misdiagnoses about 30% of healthy men as positive for cancer) but is widely used because it is the best product currently available. The septin-9 colon cancer test has better diagnostic accuracy (detects approximately 70% of colon cancers and misdiagnoses about 10% of healthy people as positive for cancer) but is extremely expensive and technically complex. There are currently no blood tests for detecting lung cancer.  Pancreatic cancer is currently not detectable by any means prior to symptomatic presentation of the patient by which time the disease is advanced and the patient life expectancy is short (a matter of a small number of months).

We do not anticipate earning revenues until such time as we able to fully market our intended products on either the RUO or IVD clinical diagnostics market.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

We anticipate that any additional funding that we will require will be in the form of equity financing from the sale of our common stock.  However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock.  The risky nature of our business enterprise places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as our intended products are available on the market.  We do not have any arrangements in place for any future equity financing.  If we are unable to secure additional funding, we will cease or suspend operations.  We have no plans, arrangements or contingencies in place in the event that we cease operations.

The Market

Everyone in the world has, or will be, touched by the effects of cancer. It is one of the world’s most deadly diseases, accounting for around 13% of annual global deaths. 1 In the United States alone, there are 13.8 million cancer survivors.  By 2020, this figure is expected to rise to 18.1 million and the cost of cancer to the U.S. is projected to reach $158 billion.2 These figures are mirrored in all regions of the world and will continue to grow as populations age.  This is a large potential market of which diagnostics will be a significant part.

Inevitably, the chances of surviving cancer are greatly improved by early detection and diagnosis, however, there is currently no screening test for cancer in general, and very few effective mass screening tests for specific cancers.  Further, current methods of cancer diagnosis are not cost effective and cannot provide accurate results.  The inadequacy of existing diagnostic products means that most cancers are only diagnosed once the patient experiences symptoms and the cancer is well established. By this stage, it will often have spread beyond the primary tumor (metastatic cancers), making it substantially more difficult to treat.  Early, non-invasive, accurate cancer diagnosis remains a great unmet medical need and a huge commercial opportunity. For these reasons, cancer diagnostics is an active field of research and development both academically and in the industry.

The global IVD market is forecast to grow at a rate of 6% to reach $50.0 billion in 2012, driven by the increasing health care demands of an aging population.  The market has been growing at a rate of 5-6% in recent years, reaching a value of $36.5 billion in 2007.3 The largest IVD market segment is diabetes diagnostics with a value of $10 billion.4  The cancer IVD market comprising cancer blood and tissue biopsy tests was $4.7 billion in 2008 and growing at 11%.5

___________________________________

1 Cancer - Fact sheet N°297, World Health Organization, [online], Available at: http://www.who.int/mediacentre/factsheets/fs297/en/index.html, [accessed 8.23.2011]

2Mariotto AB et al., Projections of the cost of cancer care in the United States: 2010-2020. Jan 19, 2011, JNCI, Vol 103, No.2

3The Top Ten Global In-Vitro Diagnostics Companies, March 6, 2009, [online], Available at: http://store.business-insights.com/Product/?productid=BI00021-001, [accessed 8.29.2011]

4Diagnostics:  Testing systems prove their worth, July 1, 2008, [online], Available at:  http://www.ft.com/cms/s/0/47c5ec16-477e-11dd-93ca-000077b07658,dwp_uuid=322c9222-4712-11dd-876a-0000779fd2ac.html, [accessed 8.29.2011]

5Cancer IVD market expands to meet customer demand, May 1, 2008, [online], Available at:  http://www.ivdtechnology.com/article/cancer-ivd-market-expands-meet-customer-demand, [accessed 8.29.2011]

Of this the two largest IVD market segments are:

•

Histology, immunohistochemistry and cytology of tissue samples (45% of IVD sales or approximately $2 billion). These are mostly used to confirm cancer diagnosis post-surgery and to determine cancer sub-type; and

•

Immunoassays, mostly of blood samples (30% of IVD sales or approximately $1.5 billion). These are mostly used to monitor for disease progress and relapse. This market segment includes our future NucleosomicsTM products which will be blood immunoassay tests for modified histones for the diagnosis of cancer.

The IVD market (all disease areas) is highly consolidated with the top 10 companies taking an 80% market share. Roche Diagnostics is the largest single company by market share with 20%. Siemens and Abbott both have 12% market share6.  The cancer IVD market also contains many smaller development companies like ours.

The Company is focused on responding to the need for early, accurate diagnostic tests through the development of its proprietary technologies and product prototypes. The Company intends to develop a range of products over the next 5-10 years with both general and specific cancer tests, on increasingly simple formats.  For the year ended December 31, 2010, the Company spent $172,194 on research and development activities.  For the twelve month period ended December 31, 2011, the Company spent $1,508,870 on research and development activities.  None of these costs are borne directly by customers as the Company is in the development stage and does not have any customers.

Our Intended Products

Each product that we are in the process of developing can be commercialized for two distinct markets, the clinical IVD market and the RUO market.  To commercialize our future products on the clinical IVD market requires government approval (CE Marking in Europe and/or FDA approval in the U.S.).  Commercializing our future products on the IVD market means that we intend to sell our future products to be used in hospitals, clinics, etc. for patient diagnosis. Commercializing our future products on the RUO market means that we intend to sell our future products to medical schools, universities and commercial research and development departments for RUO and not to be used for patient diagnosis.  The RUO market does not require government approval, however, before any of our intended products can be sold on the RUO market, they will need to successfully complete beta-testing. Beta-testing involves providing the products to a few laboratories to identify and correct any problems in the products.  None of the products that we are currently developing are available on either the IVD or RUO market.  The products that the Company is currently developing are described in detail below:

NuQTM Suite of Epigenetic Cancer Blood Tests

We are currently developing six epigenetic cancer blood test product prototypes based on our NuQTM technology which is designed to detect the level of nucleosomes in blood.  We are in the development stage of our operations and to date, we have no products available for sale on either the IVD or RUO market.  Epigenetics is the science of how genes are switched “on” or “off” in the body’s cells. A major factor controlling the switching “on” and “off” is the structuring of DNA. The DNA in every human cell is not a random string but wound around protein complexes in a “beads on a string” structure. Each individual “bead” with associated DNA coiled around it is called a nucleosome. These nucleosomes then form additional structures with increasingly dense packing, culminating in chromosomes containing hundreds of thousands of nucleosomes.

___________________________________

6The Top Ten Global In-Vitro Diagnostics Companies, March 6, 2009, [online], Available at:  http://store.business-insights.com/Product/?productid=BI00021-001, [accessed 8.29.2011]

Cancer is characterized by uncontrolled and rapid cell growth and also by an approximately matched, but slightly less, rapid cell death rate. When the cells die, the DNA is chopped up into individual nucleosomes which are released into the blood as summarized in Figure 1 below.  When cells break up, they end up in the bloodstream to be recycled back into the body. When a cancer is present, the number of cells being recycled is far higher than in a healthy body, so the system is overwhelmed, leaving the excess broken-up pieces, including the nucleosomes, in the blood.  The structure of nucleosomes is not uniform but subject to immense variety. It is has been known for 4 or 5 years that nucleosomes in cancer cells are different in structure from those in healthy cells7.

Figure 1 – Release of nucleosomes into blood

Additionally, blood nucleosome levels are raised in conditions other than cancer including in auto-immune disease, inflammatory disease, endometriosis, sepsis, and in the immediate aftermath of major trauma (for example following a heart attack, surgery or car accident). The Company’s primary focus is on cancer diagnosis but we also intend to pursue diagnostic opportunities in other disease areas.

The Company is in the process of developing the following NuQTM blood test products that fall into 3 main types and are intended to be used together to complement each other and to provide a total solution.  To date, we do not have any products available for sale on either the IVD or RUO market.

•

NuQ-XTM:  We are currently developing one blood test in the NuQ-XTM family to detect the presence of cancer by detecting nucleosomes containing specific nucleotides.

•

NuQ-VTM: We are currently developing four blood tests in the NuQ-VTM family to detect cancer and nucleosomes containing specific histone variants.  Through our research, we have found that the pattern of blood levels of the different types of histone variants in nucleosomes is different for different cancer types.

___________________________________

7 Fraga MF et al., “Loss of acetylation at Lys16 and trimethylation at Lys20 of histone H4 is a common hallmark of human cancer”, Nature Genetics, Vol 37 (4), p391-400, 2005

•

NuQ-MTM:  We are currently developing one blood test in the NuQ-MTM family to detect cancer by detecting nucleosomes containing modified histones, the proteins that package and order DNA into nucleosomes.  Our development work with this family of tests is at an earlier stage of development than the other family of tests and we hope to develop several other tests within this family in the future.

Generally, the above tests are being developed to work together in the following manner: 1) The basic NuQ-XTM test will be used as a frontline test for the presence of nucleosomes in the blood for the detection of cancer; 2) If the results of this test are negative, there is no cancer and further testing is unnecessary; 3) If the results of the NuQ-XTM test are positive, the patient may have cancer but further testing to detect cancer and to determine the specific subtype of cancer will need to be done using the NuQ-V TM tests and the NuQ-M TM test in conjunction (collectively called the “NuQTM panel”).  To date, we have used the NuQ-XTM test and NuQTM panel prototypes to test a small number of blood samples taken from lung, colon, and pancreatic cancer patients.

Early Clinical Studies

Early clinical studies of the NuQ-XTM test prototype for the presence of circulating nucleosomes in the blood have been carried out on blood samples from 19 cancer patients (including lung, colon and pancreatic cancers) and 20 healthy patient controls.  In these studies, a result was deemed positive if the level of circulating nucleosomes detected in the blood of a patient was elevated above the maximum level of the normal range expected of healthy people as commonly defined (the mean ± 2 standard deviations of the mean which statistically includes 95% of normal people). All tests were performed in duplicate.  The results are shown in the graph below (bars show the error of duplicate analysis).

Figure 2 – Results of NuQ-XTM test prototype clinical study carried out internally by the Company’s scientists at its laboratory in Belgium.

Figure 2 shows the Optical Density (colour) result produced in the NuQ-XTM test of serum samples taken from healthy volunteers and subjects diagnosed with lung, colon or pancreatic cancer (as well as positive and negative control samples). Blood samples were taken and the serum was separated in the usual way - approximately 10mL blood was drawn by venepuncture into a glass tube and allowed to clot. The tube was centrifuged for approximately 10 minutes at approximately 3000 x g. The serum was removed to a plastic tube and frozen until analysed by ELISA.  10µL (0.01 mL) of serum was tested using the Nucleosomics ELISA procedure. This was a typical ELISA analytical procedure using 2 antibodies that bind to nucleosomes. The first antibody is immobilised on a plastic surface and the second antibody is linked to a detectable enzyme to monitor antibody nucleosome binding. Uniformly low antibody-nucleosome binding was detected in samples from healthy subjects. Higher antibody-nucleosome binding was detected in samples from subjects diagnosed with cancer.

In addition, 12 other disease patient controls (Inflammatory Bowel Disease) were tested using the NuQ-XTM test. Some patients were positive for nucleosomes, but these nucleosomes were found to contain different proportions of histone variants and histone modifications and were distinguishable from cancer nucleosomes using the prototype NuQTM panel. This involved a further four ELISA tests on the same samples to determine the relative proportions of four different types of nucleosomes in the samples.

The studies were carried out internally by the Company’s scientists at its laboratory in Belgium using a small number of patient samples from two hospitals in Belgium and samples taken from healthy volunteers in the United Kingdom. The results of these studies have not been submitted to or published in any journals (peer reviewed or otherwise). The Company intends to conduct large scale clinical validations, both retrospective and prospective, of these test prototypes for colon, lung, and pancreatic cancers as well as additional cancer types.

NuQTM Research Kits

The Company is currently planning the manufacture of its first RUO products and intends to commence sales in the second quarter of 2012. The research products will be 96 well semi-manual kits of the the NuQ-XTM test, NuQ-VTM and/or the NuQ-MTM tests for the simultaneous analysis of 48 blood samples, the usual format for research products (a 96 well kit can be used to analyze some 48 samples as samples are tested in duplicate).  The most expensive component in the manufacture of products will be the pairs of antibodies employed.  Initially, we anticipate that these will be purchased or licensed at a cost of $14 - $110 USD per kit (for the lowest and highest cost per pair we are currently using), but the Company has commenced development of its own antibodies which we believe will reduce costs to less than $10 USD per kit. Other production costs are expected to be less than $30 USD per kit as summarized in Table 1.  We expect total initial production costs to be around $50-$140 USD per kit and we anticipate a subsequent drop in the production price the first year to approximately $40 USD per kit, as the Company continues to develop its own antibodies.

The selling price will be in the region of $700 - $1,200 USD per kit. The NuQTM assay technology is proprietary to the Company so no direct competition exists.  However, some competitors manufacture simple generic modified histone ELISA kits which are the closest competitors currently on the market to the Company’s intended NuQ-MTM products. The generic products offered by competitors do not measure modified histones in intact nucleosomes but require chemical extraction of histones from samples prior to use. Currently, such products sell in the U.S. market for between $400 - $475 USD per kit (and even higher in Europe).  We intend to sell our NuQTM research kits at a higher market price because:

1.

All of the NuQTM products are protected by multiple patents giving the Company market exclusivity;

2.

NuQ-MTM kits are designed to detect modified histones in intact nucleosomes without any sample pre-extraction steps and are hence much easier to use; and

3.

The NuQ-VTM and NuQ-XTM tests are designed to detect histone variants and other nucleosome structures for which there are no current competitors that the Company is aware of.

The Company has purchased the components to manufacture 250 NuQ-XTM test kits internally at the Company’s laboratory in Belgium for beta-testing at a total cost of approximately $33,000 USD. A table of the components of the kits and approximate costs are summarized in Table 1 below. If beta-testing is successful, the Company will begin to sell the kits in the second quarter of 2012.  Other than the antibodies, all of the components of the kits such as the box, bottles, and wells, will be the same for each test.

Components of NuQ-XTM test kits	Cost (USD $) Per Kit
Antibodies (solid phase & detection)	$107.94
Microtiter plate (96 wells)	$5.82
Enzyme Substrate (10 ml per kit)	$7.80
Detection enzyme conjugate	$0.37
Chemical components of STOP	$0.29
Chemical components of buffers	$1.31
Freeze drying costs	$1.01
Instructions	$1.31
Box & labels	$2.61
Bottles (3x 20ml & 2 x 5ml glass)	$3.17
Total	$131.63

Table 1 – Approximate component costs for each kit for the first 250 kits to be manufactured internally at the Company’s laboratory in Belgium.

A mock-up of a typical kit is shown in Figure 3 below.

Figure 3 – Example of Intended Product

The above photograph is an illustration of the Company’s intended products.  To date, the Company has no products available for sale on the IVD or RUO market and there is no guarantee that any such products will be developed or commercialized on either market.

The NuQTM research use kits will be designed to run on simple instrumentation available from a wide range of suppliers and found in most research laboratories and hospitals. Our own instrument, on which we develop and run the NuQTM tests is shown in Figure 4 below.

Figure 4 – Example of lab instrument for running ELISA tests

NuQTM Clinical Diagnostic Products

There are three main segments of the clinical IVD market that the Company intends to adapt its future NuQTM products to in the future.

•

Centralized Laboratory Market

Centralized laboratories test thousands of blood samples taken from patients everyday mostly using fully automated enzyme-linked immunosorbent assay (“ELISA”) systems, commonly known as random access analyzers, usually supplied by one of the global diagnostics companies.  Tests run on ELISA systems use components of the immune system and chemicals to detect immune responses in the body.  ELISA systems analyze thousands of blood samples every day and can run dozens of different ELISA tests in any combination on any sample and for many samples simultaneously.  The systems are highly automated and rapid (as little as 10 minutes for many tests), and can be run at low costs.  Additionally, ELISA instruments are used in all major hospitals throughout the U.S. and Europe and therefore, are well understood by clinicians and laboratory staff.  It is more cost-effective and technically simple for hospitals and clinics to run several blood samples simultaneously using ELISA tests compared to non-ELISA tests or alternative methods for screening cancer.  All of the NuQTM tests that we are in the process of developing are designed for ELISA systems.  A typical example of an ELISA system is shown below in Figure 5.

One option that may be available to the Company in the future is to license our NuQTM technology on a non-exclusive basis to a global diagnostics company.  As of the date of this Report, the Company has not entered into any discussions or negotiations with diagnostic companies or established an anticipated timeframe for licensing our NuQTM technology.

Another option that may be available to the Company is to sell manual and/or semi-automated 96 well ELISA plates for use by these laboratories.  As of the date of this Report, the Company has not entered into any discussions or negotiations with diagnostic companies for the sale of ELISA plates.

•

Point-of-Care Devices:  Point-of-care devices are small instruments that perform tens of ELISA tests per day rapidly on blood taken from a finger prick.  The instruments can be found in any oncology clinic and tests can be performed during patient consultations. The Company intends to contract with an instrument manufacturer to produce these instruments for point-of-care NuQTM testing for the oncologist’s office, general doctor’s office or at home testing.  The Company hopes to enter the point-of-care clinical market in Europe in 2013 and in the U.S. in 2014, as the Company will first need to adapt its test prototypes to these small instruments and demonstrate their success in the greater diagnostics market before these products will be adopted by others in the industry.  At this stage of its development, the Company cannot accurately predict the costs to manufacture these devices or their selling price.  As of the date of this Report, the Company has not entered into any discussions or negotiations regarding the manufacture or sale of these devices.  See Figure 6 for an example of a point-of-care device.

The above photograph is an illustration of the Company’s intended products. To date, the Company has no products available for sale on the IVD or RUO market and there is no guarantee that any such products will be developed or commercialized on either market.

•

Disposable Home Use or Doctor’s Office Tests:  Disposable home use or doctor’s office tests are single shot disposable devices which can be purchased over the counter at any chemist shop or pharmacy and test a drop of blood taken from a finger prick.  The test is administered at a doctor’s office using a point-of-care device or at home using a home testing kit, neither of which require laboratory involvement.  Thus, the patient experiences considerably lower costs using these tests as compared to traditional laboratory tests.  The format of the self-use home testing kit is very easy to use and reproduce and does not rely on laboratory processing.  There are currently no useful diagnostics tests suitable for mass screening for cancer in general through a simple self-use home testing kit.   Figure 7 below shows a basic home use test on the left which displays the results of the test in the two windows, similar to a pregnancy test. The test on the right is more sophisticated and plugs into a meter or the USB port of a computer for analysis and interpretation.

The above photograph is an illustration of the Company’s intended products. To date, the Company has no products available for sale on the IVD or RUO market and there is no guarantee that any such products will be developed or commercialized on either market.

The Company intends to contract with a specialist company to adapt the NuQTM test prototypes to the doctor’s office or home use system and to contract with a manufacture for the production of these tests.  As of the date of this Report, the Company has not entered into any discussions or negotiations with a specialist company or manufacturer.  Initially, the Company intends to sell these tests for professional use only (doctor’s office) and to sell the tests for non-professional home use at a later time.    The Company does not yet have an estimated timeframe for entering into this market.  Further, at this early stage of our development, the Company cannot accurately determine the manufacturing costs or selling price of these tests.

HyperGenomicsTM

The Company is in the process of developing HyperGenomicsTM tissue tests to be administered once cancer has been detected to determine the specific subtype of disease and to help decide the most appropriate therapy. Selecting the correct treatment approach can significantly improve outcome, reduce side effects and deliver cost savings.  Currently, confirmation of the presence of cancer is done by cytology and immunocytochemistry which are time consuming and expensive.  Further, many biopsies taken to confirm the presence of cancer are negative and must be repeated.  HyperGenomics Pte Limited, a subsidiary of the Company, holds a worldwide exclusive licence to the patent application for the HyperGenomics technology from Imperial College, London. The HyperGenomicsTM tests for cancer will be performed on cancer tissue obtained either by biopsy or by surgical resection to determine the cancer subtype and to determine optimal treatment regimens.  The HyperGenomicsTM tissue tests are being developed to be able to characterize individual tumors by epigenetic profiling at a detailed and deep level and in a cost effective way.

In regards to the RUO market, currently the HyperGenomicsTM test is in the prototype development stage.  Once the prototype development is completed (expected end 2012), the Company will then perform beta-testing which shall take approximately six (6) months to complete and will cost approximately $50,000 USD.  If beta-testing is successful, the Company expects its HyperGenomicsTM test to be rolled out onto the RUO market in Europe and in the U.S. in 2013.  The HyperGenomicsTM test is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.

For the IVD market, the Company expects to work on the clinical proof of concepts and validations for the HyperGenomicsTM test in 2012.  The launch of the HyperGenomicsTM test into the IVD market in Europe and the U.S. will follow the commercialization of the test into the RUO market.  The estimated timeframe for its launch into the IVD market has not yet been determined and will depend upon the speed of clinical trials and market approval.

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

Singapore Volition acquired the patent application for an endometriosis test (“NuQ Endo”) in June 2011 and the Company is now in the process of developing the test based on its existing NuQTM technology.  The NuQ Endo test is designed to be a simple blood test taken at two stages of a woman’s menstrual cycle, during menses and partway through the month. If the two measurements show quantitative differences in total nucleosome level, endometriosis is indicated.  Hypothesis-testing and clinical proof of concept work (to demonstrate that the test is feasible or has the potential to be used and effective) on the endometriosis test is currently being carried out in the Company’s laboratory. The Company will continue with validation of the NuQ Endo endometriosis test in 2012.  The Company will review the best ways of commercializing a product on the IVD market in the late first quarter of 2012 if the validations prove its diagnostic potential.  If the Company is successful in developing a reliable test, we hope to partner with large pharmaceutical companies to bring these tests to the IVD clinical market.  The NuQ Endo test is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.  The NuQ Endo test is not currently being developed for the RUO market.

Intellectual Property

The Company holds eight families of patents covering the products currently being developed.  Three are licensed form world-class research institutions, two are patents authored by Belgian Volition and three are patents authored by Singapore Volition.

NucleosomicsTM Intellectual Property

•

Singapore Volition holds an exclusive license to the following patent from Chroma Therapeutics Limited:

Nucleosomics  WO2005019826:  Detection of Histone Modifications in Cell-Free Nucleosomes (Patent that underlies the NuQ-MTM tests)

Application Date:  August 18, 2003

Status:  Granted in Europe; Pending in U.S.

For more information, see the section entitled “Material Contracts of Singapore Volition and its Subsidiaries” and Exhibits 10.04, 10.09 and 10.12.

•

Singapore Volition holds the worldwide exclusive license in “the field of cancer diagnosis and cancer prognosis” for the following patent from the European Molecular Biology Laboratory:

EMBL Variant Patent WO2011000573:  Diagnostic Method for Predicting the Risk of Cancer Recurrence based on MacroH2A Isoforms

Application Date:  July 2, 2009

Status:  Pending Worldwide

For more information, see the section entitled “Material Contracts of Singapore Volition and its Subsidiaries” and Exhibit 10.14.

•

Belgian Volition authored the following patent application covering its total NuQTM assay technology:

NuQ Patent UK1115099.2 and U.S. 61530300: Method for Detecting Nucleosomes

Application Date: September 1, 2011

Status: Pending Worldwide

•

Belgian Volition authored the following patent application covering its NuQ-VTM technology:

NuQ-V Patent UK1115098.4 and U.S. 61530304:  Method for Detecting Nucleosomes containing Histone Variants

Application Date: September 1, 2011

Status: Pending Worldwide

•

Singapore Volition authored the following patent application covering its NuQ-XTM technology:

NuQ-X Patent UK1115095.0 and U.S. 61530295: Method for detecting Nucleosomes containing Nucleotides

Application Date: September 1, 2011

Status: Pending Worldwide

•

Singapore Volition authored the following patent application covering a NuQ-ATM blood test for detecting nucleosome adducts of cancer origin that circulate in the blood of cancer patients.  The patent application covers both the use of these adducts as biomarkers and the methods for their detection.  As of the date of this Report, the Company has no immediate plans for the development of a blood test under this patent.

NuQ-A Patent UK1121040.8 and U.S. 61568090: Method for detecting Nucleosome Adducts

Application Date: December 7, 2011

Status: Pending Worldwide

HyperGenomicsTM Intellectual Property

•

HyperGenomics Pte Limited holds a worldwide exclusive licence to the following patent application from Imperial College, London:

HyperGenomics WO03004702:  Method for Determining Chromatin Structure

Application Date:  July 5, 2001

Status:  Pending in Europe and U.S.

For more information, see the section entitled “Material Contracts of Singapore Volition and its Subsidiaries” and Exhibits 10.01, 10.02, 10.03, 10.16 and 10.17.

Endometriosis Intellectual Property

•

Singapore Volition authored the following patent application for its endometriosis test:

Endometriosis Diagnostic UK1012662.1:  Method for Detecting the Presence of a Gynaecological Growth

Application Date:  July 28, 2010

Status:  Pending Worldwide

For more information, see the section entitled “Material Contracts of Singapore Volition and its Subsidiaries” and Exhibits 10.08 and 10.15.

Future Intellectual Property Strategy

The Company intends to continue its development of the NuQTM and HyperGenomicsTM technologies and will continue to apply for patents for future product developments.  The Company’s strategy is to protect the technologies with patents in Europe and the U.S.  Following product development, each product, based on the technologies, will be further protected individually by new patent filings worldwide.

We believe that this will provide:

•

Market exclusivity through a double layer of patent protection (primarily the protection of the underlying technology on which all the tests are based and, secondarily, specific patent protection for each future product).

•

A full 20-year protection for each new product developed (e.g. a NuQTM product developed in 2010 would continue to be protected in all markets until 2030, beyond expiration of the parent technology patent in 2023).

Trademarks

•

Europe – Granted Trademarks

o

NuQ (covers associated brand names including NuQ-X, NuQ-V, NuQ-M, NuQ Endo, etc.)

European Community Trade Mark No. 009979675

In Classes 01, 05, 10. 42

Registration Date: November 28, 2011

Initial Duration:  10 years

From:  May 19, 2011

o

Hypergenomics

European Community Trade Mark No. 009979626

In Classes 01, 05, 10. 42

Registration Date: November 28, 2011

Initial Duration:  10 years

From:  May 19, 2011

•

Europe – Trademark Application Pending

o

Nucleosomics

European Community Trade Mark Application No. 009979551

Classes 01, 05, 10. 42

Application Date: May 19, 2011

•

United States – Trademark Application Pending

o

NuQ

Application Date: May 20, 2011

United States Trade Mark Application No. 85/326467

Classes 01, 05, 10 and 42

o

Hypergenomics

Application Date: May 20, 2011

United States Trade Mark Application No. 85/326495

Classes 01, 05, 10 and 42

o

Nucleosomics

Application Date: May 20, 2011

United States Trade Mark Application No. 85/326500

Classes 01, 05, 10 and 42

Government Approval

All of the Company’s intended products are designed to be non-invasive, meaning they cannot harm the subject other than through misdiagnosis.  The Company’s strategy is to begin selling its future products for RUO purposes, which requires no regulatory approval, while simultaneously going through the process of obtaining regulatory approval for IVD products to be used clinically on cancer patients.  Conformité Européenne (“CE”) Marking is a rough equivalent of the United States’ Food and Drug Administration (“FDA”) approvals process, although it is a somewhat lighter regime.  The Company will first focus on the regulatory process in Europe (CE Marking), due to the grant of the NuQTM patent in Europe and due to the lighter regulatory requirements to obtain CE Marking than to obtain FDA approval in the U.S.  This will be followed closely by the regulatory process in the U.S. and in the rest of the world.  In many territories, the European CE Mark is sufficient to place products on the clinical market and, where it is not, it often simplifies the regulation processes.  To date, the Company has not begun the CE Marking or FDA approval process for any of its tests currently under development.

Europe – CE Marking

Manufacturers in the European Union (“EU”) and abroad must meet CE Marking requirements, where applicable, in order to market their products in Europe.  The CE Mark certifies that a product has met EU health, safety, and environmental requirements which ensure consumer safety.

To receive the CE Mark, the Company must meet certain requirements as set forth in the In-Vitro Diagnostic Medical Devices Directive which applies to the Company’s diagnostic products.  The requirements to procure CE Marking for In-Vitro Diagnostic Medical products are: (i) analytical validation of the products; (ii) clinical validation of the products (which can be retrospective clinical studies using biobank patient samples, i.e. blood samples from historic patients); (iii) implementation of regulatory compliant manufacture; and (iv) certification from the International Organization for Standardization (this last requirement is not technically required but will aid the regulatory approval process in Europe and the U.S.).

The Company is currently engaged in requirements (i) and (ii) for the NuQ-XTM test and the NuQTM panel.  Requirements (iii) and (iv) are general requirements that apply to all of the Company’s intended products.  In compliance with the In-Vitro Diagnostic Medical Devices Directive and the CE Marking process, the Company has ensured that all development and validation is carried out in a manner consistent with regulatory approval.  Additionally, the Company has maintained proper records so that its future products can be approved as quickly and simply as possible.  The Company has engaged a regulatory advisor to lead in requirement (iv) for all of its future products.  All of these requirements must be completed prior to the submission of an application for CE Marking.  The Company will submit applications, which will contain a dossier of all relevant analytical, clinical and manufacturing data following retrospective clinical studies which will require a total of approximately six (6) months to complete.  We estimate the cost of obtaining CE Marking will be approximately $500,000 USD per test.  The Company expects that CE Marking for the NuQ-XTM test and NuQTM panel products will be applied for by the end of 2012.  Sales of our clinical products can occur in Europe once CE Marking has been granted.

In Europe, IVD companies are able to self-certify that they meet the appropriate regulatory requirements and are subject to inspection for enforcement.   European national agencies, such as Customs authorities and/or the Departments of Health, Industry and Labor, conduct market surveillance to ensure the provisions of the applicable Directive have been met for products marketed within the European Union. In pursuit of this goal, surveillance authorities will: i) visit commercial, industrial and storage premises on a regular basis; ii) visit work places and other premises where products are put into service and used; iii) organize random checks; and iv) take samples of products for examination and testing.  If a product is found to be noncompliant, corrective action will depend on and be appropriate to the level of noncompliance.  Others responsible for the noncompliance of the product will be held accountable as well. Penalties, which may include imprisonment, are determined by national law.

U.S. – FDA Approval

The Company’s diagnostic products are designated as “medical devices” by the FDA. Among other things, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, marketing and promotion, and sales and distribution of medical devices in the U.S. to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the U.S. to international markets.  We estimate the cost of obtaining FDA approval to be approximately $825,000 USD per product.  FDA approval is more expensive and will take at least twice as long as CE Marking in Europe.

Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either clearance of a 510(k) pre-market notification or approval of a Product Market Application (“PMA”) from the FDA. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take significantly longer and clearance is never guaranteed. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer and approval is not guaranteed.  The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency determines is associated with the device and a determination of whether the product is a type of device that is similar to devices that are already legally marketed.  Devices deemed to pose relatively less risk are placed in either Class I or II.  Class III devices are those devices which are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device.  In the U.S., cancer diagnostics are considered Class III products, the highest classification (in Europe, cancer diagnostics are not in the high classification group except for home use).  As such, most of the Company’s future products will likely have to undergo the full PMA process of the FDA.

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

Once the application and approval process is complete and the product is placed on the clinical diagnostics market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements. The FDA may impose limitations or restrictions on the uses and indications for which the product may be labeled and promoted. Medical devices may only be marketed for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promoting a device for an unapproved, or “off-label” use. Manufacturers that sell products to laboratories for research or investigational use in the collection of research data are similarly prohibited from promoting such products for clinical or diagnostic tests.

Further, our future manufacturing processes and those of our future suppliers will be required to comply with the applicable portions of the FDA’s Quality Systems Regulations, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our intended products. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our future products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of products that we manufactured or distributed. Furthermore, the regulation and enforcement of diagnostics and equipment by the FDA is an evolving area that is subject to change. While we believe that we are and will continue to be in compliance with the current regulatory requirements and policies of the FDA, the FDA may impose more rigorous regulations or policies that may expose us to enforcement actions or require a change in our business practices. If any of these events were to occur, it could materially adversely affect us.

Product Development and Plan of Operations

NuQ-XTM Test:

•

Research Use Only Market

o

The Company’s first intended product, the NuQ-XTM test for the presence of circulating nucleosomes based on our proprietary NuQTM technology is developed and the first beta-testing is complete. However, this NuQ-XTM test has since been improved with a new antibodies combination and the Company will start beta-testing on this improved test in the first quarter of 2012.  If beta-testing is successful, the test will be released into the RUO market as a research kit in the U.S. and Europe in the second quarter of 2012.

•

In-Vitro Diagnostics Market

o

CE Marking (Europe):  In preparation for release into the IVD market in Europe, the NuQ-XTM test is expected to undergo large scale retrospective clinical validations during 2012 which shall take approximately nine (9) months to complete.  Once the retrospective validations are completed, the test will be submitted for CE Mark approval.  We estimate the cost of obtaining CE Marking will be approximately $500,000 USD.

o

FDA Approval (U.S.):  FDA approval in the U.S. is expected to require longer large scale prospective clinical validation studies and these will also be commenced in 2012 and are expected to be completed in 2014. When completed, the data will be submitted to the FDA for U.S. market approval.  We estimate the cost of obtaining FDA approval will be approximately $825,000 USD.

NuQTM Panel Tests:

•

Research Use Only Market

o

The NuQTM panel of tests are in the final stages of development for the RUO market.  Beta-testing of the NuQTM panel tests is expected to begin the second quarter of 2012 and shall take approximately one month to complete.  The expected costs of beta-testing of the NuQTM panel tests total less than $20,000 USD. If beta-testing is successful, the Company intends to bring its NuQTM panel products to the research market during 2012 by selling the tests as research kits.

•

In-Vitro Diagnostics Market

o

CE Marking (Europe): The NuQTM panel of tests have undergone the initial research phase and are in final stages of development and initial validation data for colon, lung and pancreatic cancers. The NuQTM panel tests are expected to undergo large scale retrospective clinical validations in colon, lung, and pancreatic cancers during 2012 and take approximately nine (9) months to complete.  Once the retrospective validations are completed, the tests will be submitted for CE Mark approval.  We estimate the cost of obtaining CE Marking will be approximately $500,000 USD.

o

FDA Approval (U.S.):  FDA approval is expected to require longer large scale prospective clinical validation studies and is expected to commence in 2012 and be completed in 2014. When completed, the data will be submitted to the FDA for U.S. market approval.  We estimate the cost of obtaining FDA approval will be approximately $825,000 USD.

In parallel with the large scale clinical validation studies for colon, lung, and pancreatic cancers, the Company will commence initial testing on further cancers in 2012 based on the Company’s NuQTM technology. These will be selected by medical need and commercial value and the first will be breast cancer. It is expected that, if initial clinical studies are positive, large scale retrospective (CE Mark) and prospective (FDA) clinical validation studies for breast cancer will commence in the third quarter of 2012. A rolling pipeline of products for different types of cancers is expected to be produced over the next three (3) to five (5) years.

HypergenomicsTM Test:

•

Research Use Only Market

o

Currently, the HyperGenomicsTM test is in the prototype development stage.  Once the prototype development is completed (expected end 2012), the Company will then perform beta-testing which shall take approximately six (6) months to complete and will cost approximately $50,000 USD.  If beta-testing is successful the Company expects its HyperGenomicsTM test to be rolled out onto the RUO market in Europe and in the U.S. in 2013.  The HyperGenomicsTM test is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.

•

In-Vitro Diagnostics Market

o

The Company expects to work on the clinical proof of concepts and validations for the HyperGenomicsTM test in 2012.  The launch of the HyperGenomicsTM test into the IVD market in Europe and the U.S. will follow the commercialization of the test into the RUO market.  The estimated timeframe for its launch into the IVD market has not yet been determined and will depend upon the speed of clinical trials and market approval.

NuQ EndoTM Endometriosis Test:

•

Research Use Only Market

o

The Company does not intend to bring the NuQ EndoTM test to the RUO market and instead will focus its efforts on bringing it to the IVD market.

•

In-Vitro Diagnostics Market

o

Currently, the NuQ EndoTM test is undergoing hypothesis-testing and clinical proof of concept work.  The Company expects to continue with validations for the NuQ EndoTM test in 2012.  Once the proof of concepts and validations are completed, expected end of 2012, the Company will then perform beta-testing which shall take approximately six (6) months to complete and will cost approximately $50,000 USD.  If the Company is successful in developing a reliable test, we hope to partner with large pharmaceutical companies to bring these tests to the IVD market in Europe and the U.S.  The NuQ EndoTM test is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.  The estimated timeframe for its launch into the IVD market has not yet been determined and will depend upon the speed of clinical trials and market approval.

NuQTM Clinical Diagnostic Products:

•

Centralized Laboratory Market

o

License of NuQTM technology to a global diagnostics company: The Company may license our NuQTM technology on a non-exclusive basis to a global diagnostics company. The approximate licensing fees have not yet been determined. As of the date of this Report, the Company has not entered into any discussions or negotiations with diagnostic companies or established an anticipated timeframe for licensing our NuQTM technology.

o

Sell manual and/or semi-manual ELISA plates to centralized laboratories: The Company may sell manual and/or semi-automated 96 well ELISA plates for use by centralized laboratories. The approximate manufacturing costs or sales price have not yet been determined. As of the date of this Report, the Company has not entered into any discussions or negotiations with diagnostic companies or established an anticipated timeframe regarding the sale of ELISA plates.

o

Point-of-Care Devices:  The Company expects to enter the point-of-care clinical market in Europe in 2013 and in the U.S. in 2014.  The approximate manufacturing costs or sales price per device have not yet been determined.  As of the date of this Report, the Company has not entered into any discussions or negotiations regarding the manufacture or sale of these devices.

o

Disposable Home Use or Doctor’s Office Tests:  The Company intends to contract with a specialist company to adapt the NuQTM tests to the doctor’s office or home use system and contract with their manufacture.  The sale of these tests will initially be for professional use only (doctors) and will likely be released at a later time for non-professional home use.  The approximate manufacturing costs or sales price per test have not yet been determined.  As of the date of this Report, the Company has not entered into any discussions or negotiations with a specialist company or manufacturer.  The Company does not yet have an estimated timeframe for the manufacture or sale of these tests.

If we do not have enough funds to fully implement our business plan, we will be forced to scale back our plan of operations and our business activities, increase our anticipated timeframes to complete each milestone or seek additional funding.  In the event that additional financing is delayed, the Company will prioritize the maintenance of its research and development personnel and facilities, primarily in Belgium, and the maintenance of its patent rights. However the development of the current pipeline of intended products for the RUO market would be delayed, as would clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. In the event of an ongoing lack of financing, the Company may be obliged to discontinue operations, which will adversely affect the value of its common stock.

Sales and Marketing Strategy

The first use of our future NuQTM products will be for RUO, as the RUO market does not require government approval as opposed to the clinical IVD market.  We believe that by selling our intended products in the RUO market, we will drive awareness of our Company and our intended products which in turn, will lead to future sales in both the RUO and IVD clinical markets. The Company’s future products will be available for sale to researchers via the Company’s product website, http://www.nucleosomics.com. Initially, the Company will provide its products to carefully chosen opinion leaders to provide further validation and product feedback.

The Company will use the following methods to generate revenues from its intended products:

•

Direct Sales:  As the Company desires to launch its intended products into both the RUO and IVD markets as quickly as possible, direct sales will be the first path to market the future suite of NuQTM products as well as all of the Company’s other future products when they are first available for sale.  We hope to achieve initial sales through strong existing contacts and a dedicated product website.  As of the date of this Report, the Company has not begun direct sales or entered into any sales agreements for any of its intended products.

•

Product Sales Partners:  If the Company is able to sell its intended products, the Company will strive to carry out the majority of its sales of diagnostic and research products through contracted sales and marketing partners. This will be organized by territory, by region and end user, e.g. clinical vs. research.   We estimate such partners will take approximately 30% to 40% of the sales prices of any products sold through these channels.  While initial discussions have been commenced, the Company has not finalized any formal partnerships.

•

Distribution Agreements:  Distribution agreements will be used primarily in markets and territories where the Company has no real prospect of obtaining traction alone or where the entry barriers are high. The Company plans to enter into tightly drawn distribution agreements outlining the territory and sectors to be covered.  Control will be maintained by the Company through strict oversight and by centralized production centers that will provide supplies to distributors.  We estimate such distributors will take approximately 30% of the sales prices of any products sold through these channels.  As of the date of this Report, the Company has not entered into any distribution agreements.

The Company’s future products will require several dynamic and evolving sales models tailored to different worldwide markets, users and products. The Company has decided to focus its sales strategy on the initial RUO market in 2012 and develop a flexible strategy for its future IVD products through the later part of 2012.  We hope to progressively grow to large volumes of tests sold to centralized laboratories and eventually reach the mass diagnostics testing market.  The exact nature of the ideal sales strategy will evolve as the Company continues to develop its intended products and seek entry into the RUO and IVD markets.

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

We will also be required to comply with numerous other federal, state, and local laws relating to matters such as safe working conditions, industrial safety, and labor laws. We may incur significant costs to comply with such laws and regulations in the future, and lack of compliance could have material adverse effects on our operations.

We believe that we have structured our business operations to comply with applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise.

Competition

We anticipate facing competition primarily from large healthcare, pharmaceutical and diagnostic companies such as Abbott Laboratories Inc., Cepheid Inc., Philips, GE Healthcare, Siemens, Gen-Probe Incorporated, MDxHealth SA, EpiGenomics AG, Roche Diagnostics and Sequenom, Inc. We hope that our future products will have a competitive edge compared to those offered by competitors on the basis that our tests are being developed to be accurate, cost-effective, easy to use, non-invasive, technologically advanced, compatible with ELISA systems, based on strong intellectual property and to be used for mass screenings.

Many of our anticipated competitors have substantially greater financial, technical, and other resources and larger, more established marketing, sales and distribution systems than we will have. Many of our future competitors also offer broad product lines outside of the diagnostic testing market and have brand recognition.  Moreover, our future competitors may make rapid technological developments that may result in our intended technologies and products becoming obsolete before we are able to enter the market, recover the expenses incurred to develop them or generate significant revenue. Our success will depend, in part, on our ability to develop our intended products in a timely manner, keep our future products current with advancing technologies, achieve market acceptance of our future products, gain name recognition and a positive reputation in the healthcare industry, and establish successful marketing, sales and distribution efforts.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our principal executive office is located at 150 Orchard Road, Orchard Plaza 08-02, Singapore 238841.  We currently rent this space for approximately $1,500 USD a month.  Currently, this space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space.   We do not currently own any real estate.

Belgian Volition rented laboratory and office space at Facultés Universitaires Notre-Dame de la Paix located at 61 rue de Bruxelles, B-5000, Namur, Belgium for approximately $1,007 ( €778 EUR) per month pursuant to a lease entered into with the University on January 31, 2011 for a leasing term of one year.  On February 1, 2012, Belgian Volition entered into an amended leasing agreement with the University, extending the original lease for an additional three months.  On January 26, 2012 Belgian Volition entered into a new lease agreement to maintain its existing laboratory space only at the University for $1,294 ( €1,000 EUR) per month commencing April 1, 2012 for a leasing term of one year.

On 29 February 2012, Belgian Volition entered into a lease agreement for larger laboratory and office space at 20A Rue de Séminaire, 5000, Namur, Belgium for approximately $4,960 (€3,833 EUR) per month commencing April 1, 2012 for a leasing term of two years. Additionally, Belgian Volition shall pay $1,941 (€1,500) EUR per month as a provision against expenses.   .

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

MINE SAFETY DISCLOSURES

Not Applicable.

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

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB for 2010 and 2011 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter (Jan. 1 – Mar. 31)	Second Quarter (Apr. 1 – Jun. 30)	Third Quarter (Jul. 1 – Sept. 30)	Fourth Quarter (Oct. 1 – Dec. 31)
2011 – High	0.25	0.25	0.25	5.00
2011 – Low	0.25	0.25	0.25	0.25
2010 – High	0.25	0.25	0.25	0.25
2010 – Low	0.25	0.25	0.25	0.25

Record Holders

As at April 10, 2012, an aggregate of 8,645,652 shares of our common stock were issued and outstanding and were owned by approximately 83 holders of record, based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On February 20, 2004, the Company’s shareholders approved a Stock Option Plan (the “Plan”) whereby a maximum of 5,000,000 common shares were authorized but unissued to be granted to directors, officers, consultants and non-employees who assisted in the development of the Company.  The value of the stock options to be granted under the Plan will be determined using the Black-Scholes valuation model.  To date, no stock options have been granted under this Plan.  On October 6, 2011, the Plan was cancelled by written consent of the Board of Directors.

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan (the “Plan”), for the directors, officers, employees and key consultants of the Company.  Pursuant to the Plan, the Company is authorized to issue nine hundred thousand (900,000) restricted shares, $0.001 par value, of the Company’s Common Stock. Options over 720,000 shares were granted on November 25, 2011. The options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $3 for options vesting in the first year, $4 for options vesting in the second year, and $5 for options vesting in the third year.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Transition Report on Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash of $347,892 and non-cash prepaid expenses of $320,833, and other current assets of $30,749.  The Company had current liabilities of $534,364.  This represents a working capital deficit, excluding non-cash prepayments of $320,833, of $155,723. During 2012 to date the Company has received subscriptions for 368,150 new shares totaling $644,250 before expenses, in connection with a private placement that is ongoing. Therefore, as of the date of filing this report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

We intend to use our cash reserves to fund further research and development activities.  We expect to receive a certain amount of additional grant funds over the period to May 31, 2012, but this is not assured and otherwise we do not currently have any source of revenues and expect to rely on additional financing.  We are pursuing plans to seek further capital through the sale of additional stock by way of private placement; however to date this placement has raised only a limited amount of funds and there is no assurance that we will be successful in raising further funds.

In the event that additional financing is delayed, the Company will prioritize the maintenance of its research and development personnel and facilities, primarily in Belgium, and the maintenance of its patent rights. However the development of the current pipeline of intended products for the RUO market would be delayed, as would clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. In the event of an ongoing lack of financing, we may be obliged to discontinue operations, which will adversely affect the value of our common stock.

Overview of Operations

Management has identified the specific processes and resources required to achieve the near term objectives of the business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. Some of these resources were acquired during the period ended December 31, 2011 and are reflected in the costs for that period, others have been acquired since, and others are dependent upon obtaining additional financing. To date, operations have proceeded satisfactorily in relation to the business plan. However it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near term objectives of the business plan, in particular the development of our intended products for the RUO market and the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. However, at this point, the most significant risk to the Company is that it will not succeed in obtaining additional financing in the short term.

Results of Operations

Year Ended December 31, 2011

The following table sets forth the Company’s results of operations for the year ended on December 31, 2011 and the comparative period from inception on August 5, 2010 through December 31, 2010.

		For the period from
	Year	August 5, 2010		Percentage
	Ended	(Date of Inception) to	Increase/	Increase/
	December 31, 2011	December 31, 2011	(Decrease)	(Decrease)
	($)	($)	($)	(%)
Revenues	-	-	-	-
Operating Expenses	(2,608,463)	(894,120)	(1,714,343)	192%
Other Income (Expenses)	-	-	-	-
Income Taxes	-	-	-	-
Net Loss	(2,608,463)	(894,120)	(1,714,343)	192%

Basic and Diluted Loss Per Common Shares	(0.45)	(0.30)	(0.15)	50%

Weighted Average Basic and Diluted Common Shares Outstanding	5,768,132	3,019,881	2,748,251	91%

Revenues

The Company had no revenues from operations in the year ended December 31, 2011. The Company’s operations are in the development stage.

Operating Expenses

For the year ended December 31, 2011, the Company’s operating expenses increased by $1,714,343, or 192%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees increased by $530,854 due to the twelve month period in 2011 compared to five months in 2010, the grant of options valued at $350,766 to certain key management, and to additional staff and associated costs.  Research and development expenses increased by $1,336,677 due to increased R&D activity. Professional fees decreased by $392,690 due to a reduction in fees related to fundraising and business development. General and administrative expenses increased by $239,502, due to the twelve month period in 2011 compared to five months in 2010 and to additional business activity.

Net Loss

For the year ended December 31, 2011, our net loss was $2,608,463, an increase of $1,714,343 or 192% over the comparative period from inception on August 5, 2010 through December 31, 2010. The change is a result of the changes described above.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 to amend and simplify tests for goodwill impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The primary purpose of the amendments is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Index

Report of Independent Registered Public Accountant

F-1

Consolidated Balance Sheets

F-2

Consolidated Statement of Operations

F-3

Consolidated Statement of Cash Flows

F-4

Consolidated Statement of Stockholders’ Equity (Deficit)

F-5

Notes to the Consolidated Financial Statements

F-6

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VolitionRX Limited.

(A Development Stage Company)

We have audited the accompanying balance sheets of VolitionRX Limited as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VolitionRX Limited as of December 31, 2011 and 2010, and the results of their operations and cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $3,502,583 as of December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2012

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Balance Sheet

(Expressed in US dollars)

	December 31, 2011 $	December 31, 2010 $

ASSETS

Cash	347,892	47,481
Prepaid expenses	320,833	-
Other current assets	30,749	17,670

Total Current Assets	699,474	65,151

Property and equipment, net	22,969	1,208
Intangible assets, net	1,522,811	1,151,522

Total Assets	2,245,254	1,217,881

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	255,519	228,000
Notes payable	-	59,943
Related party payables	278,845	260,867
Note payable – related party	-	900,000

Total Current Liabilities	534,364	1,448,810
Grant repayable	621,935	-

Total Liabilities	1,156,299	1,448,810

STOCKHOLDERS’ EQUITY/(DEFICIT)

Common stock Authorized: 200,000,000 shares, at $0.001 par value Issued and outstanding: 8,645,652 shares and 4,144,967 shares, respectively	8,646	4,145
Additional paid-in capital	4,578,254	668,338
Share subscriptions received	-	30,000
Other comprehensive income/(loss)	4,638	(39,292)
Deficit accumulated during the development stage	(3,502,583)	(894,120)

Total Stockholders’ Equity (Deficit)	1,088,955	(230,929)

Total Liabilities and Stockholders’ Equity (Deficit)	2,245,254	1,217,881

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	For the year ended December 31, 2011 $	For the period from August 5, 2010 (Date of Inception) to December 31, 2010 $	For the period from August 5, 2010 (Date of Inception) to December 31, 2011 $

Revenue	–	–	–

Expenses

General and administrative	275,060	35,557	310,617
Professional fees	203,849	596,539	800,388
Salaries and office administrative fees	620,684	89,830	710,514
Research and development	1,508,870	172,194	1,681,064

Total Operating Expenses	2,608,463	894,120	3,502,583

Net Loss	(2,608,463)	(894,120)	(3,502,583)

Net Loss per Share – Basic and Diluted	(0.45)	(0.30)

Weighted Average Shares Outstanding – Basic and Diluted	5,768,132	3,019,881

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in US dollars)

	For the year ended December 31, 2011	For the period from August 5, 2010 (Date of Inception) to December 31, 2010	For the period from August 5, 2010 (Date of Inception) to December 31, 2011
	$	$	$

Operating Activities
Net loss	(2,608,463)	(894,120)	(3,502,583)

Adjustments to net loss relating to non-cash operating items:
Depreciation and amortization	118,617	21,102	139,719
Warrants and options granted for services	407,036	–	407,036
Common stock issued for services	362,482	435,160	797,642
Amortization of stock issued in advance of services	29,167	--	29,167

Changes in operating assets and liabilities:
Other current assets	(14,687)	15,813	1,126
Accounts payable and accrued liabilities	(3,305)	196,487	193,182
Related party payables	23,088	47,154	70,242
Net Cash Used In Operating Activities	(1,686,065)	(178,404)	(1,864,469)

Investing Activities
Purchases of property and equipment	(34,865)	–	(34,865)

Financing Activities
Proceeds from issuance of common shares	1,595,906	267,323	1,863,229
Grants received	676,346	–	676,346
Proceeds from note payable	–	59,942	59,942
Repayment of note payable – related party	(255,807)	(100,000)	(355,807)
Cash acquired through reverse merger	100	--	100
Net Cash Provided By Financing Activities	2,016,545	227,265	2,243,810

Effect of foreign exchange on cash	4,796	(1,380)	3,416

Increase in Cash	300,411	47,481	347,892

Cash – Beginning of Period	47,481	–	–

Cash – End of Period	347,892	47,481	347,892

Supplemental Disclosures of Cash Flow Information
Interest paid	–	–
Income tax paid	–	–

Non Cash Financing Activities::
Acquisition of subsidiary for Debt	–	1,000,000	1,000,000
Common stock issued for debt	1,169,943	--	1,169,943

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

Period from August 5, 2010 (date of inception) to December 31, 2011

(Expressed in US dollars)

	Common Stock		Additional Paid-in Capital	Share Subscriptions Received	Other Comprehensive Income/Loss	Deficit Accumulated During the Development Stage	Total
	Shares	Amount ($)	$	$	$	$	$
Balance, August 5, 2010 (Date of inception)	-	-	-	-	-	-	-
Issuance of founders’ shares	1	-	-	-	-	-	-
Issuance of shares for cash	474,647	475	236,848	30,000	-	-	267,323
Issuance of shares for services	3,670,319	3,670	431,490	-	-	-	435,160
Foreign currency translation	-	-	-	-	(39,292)	-	(39,292)
Net loss for the period	-	-	-	-	-	(894,120)	(894,120)
Balance, December 31, 2010	4,144,967	4,145	668,338	30,000	(39,292)	(894,120)	(230,929)

Common stock issued for cash	1,859,073	1,859	1,550,256	(30,000)	-	-	1,522,115
Common stock issued for services	434,726	435	362,047	-	-	-	362,484
Common stock issued in advance of services	350,000	350	349,650	-	-	-	350,000
Recapitalization pursuant to reverse merger	1,212,000	1,212	(2,162)	-	-	-	(950)
Stock issued to settle debt	644,886	645	1,169,298	-	-	-	1,169,943
Relative fair value of warrants attached to common stock sold for cash	-	-	73,791	-	-	-	73,791
Employee stock options granted for services	-	-	16,507	-	-	-	16,507
Warrants granted for services	-	-	390,529	-	-	-	390,529
Foreign currency translation	-	-	-	-	43,930	-	35,915
Net loss for the year	-	-	-	-	-	(2,608,463)	(2,608,463)
Balance, December 31, 2011	8,645,652	8,646	4,578,254	-	4,638	(3,502,583)	1,088,955

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

The Company was incorporated under the laws of the State of Delaware on September 24, 1998. On September 22, 2011, the Company filed a Certificate for Renewal and Revival of Charter with Secretary of State of Delaware. Pursuant to Section 312(1) of the Delaware General Corporation Law, the Company was revived under the new name of “VolitionRX Limited”. The name change to VolitionRX Limited was approved by FINRA on October 7, 2011 and became effective on October 11, 2011.

On October 6, 2011, the Company entered into a share exchange agreement with Singapore Volition Pte Ltd., a Singapore corporation, and the shareholders of Singapore Volition. Pursuant to the terms of the share exchange agreement, the former shareholders of Singapore Volition Pte Ltd. held 85% of the issued and outstanding common shares of the Company. The issuance was deemed to be a reverse acquisition for accounting purposes. Singapore Volition Pte Ltd., the acquired entity, is regarded as the predecessor entity as of October 6, 2011. The number of shares outstanding and per share amounts has been restated to recognize the recapitalization. All comparative financial data in these financial statements is that of Singapore Volition Pte Ltd.

The Company’s principal business objective through its subsidiaries is to develop and bring to market their cancer detection blood tests. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, “Development Stage Entities.” The Company has one wholly-owned subsidiary, Singapore Volition Pte Ltd., which it acquired through a share exchange entered into on October 6, 2011. Singapore Volition Pte Ltd. has two wholly owned subsidiaries, Belgian Volition SA, which it acquired as of September 22, 2010 (see Note 4 below), and Hypergenomics Pte Ltd., which it formed as of March 7, 2011. Following the acquisition of Singapore Volition Pte Ltd. the Company’s fiscal year end has been changed from August 31 to December 31. The financial statements are prepared on a consolidated basis.

2.   Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $2,608,463 during the year ended December 31, 2011, has incurred losses since inception of $3,502,583 and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations. Management's plan to address this need includes, (a) continued exercise of tight cost controls to conserve cash, (b) receiving additional grant funds, and (c) obtaining additional financing through debt or equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

3.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

3.

Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2011 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation in the December 31, 2011 financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2011, the Company had no cash equivalents.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD. At December 31, 2011, the Company’s bank deposits did not exceed the insured amount.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of December 31, 2011, 512,500 warrants and options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

Foreign Currency Translation

The Company’s functional currency is the Euro and its reporting currency is the United States dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in other comprehensive income (loss).

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

3.

Summary of Significant Accounting Policies (Continued)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, notes payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statement. As at December 31, 2011, the Company had $4,638 of comprehensive income relating to foreign currency translation.

Property and Equipment

Property and equipment is stated at cost and is amortized on a straight-line basis, at the following rates:

Computer Hardware	3 years
Laboratory Equipment	5 years
Office Furniture and Equipment	5 years
Intangible Assets	13 years and 20 years

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

3.

Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 to amend and simplify tests for goodwill impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The primary purpose of the amendments is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.

Acquisitions and Subsidiaries

On September 22, 2010, the Company’s wholly owned subsidiary Singapore Volition Pte Ltd. (“Singapore”) entered into a purchase agreement to acquire 100 percent of the outstanding shares of ValiBio SA from ValiRx Plc in exchange for $400,000 and issuance of common shares of the Company with a fair value of $600,000, issuable when Singapore became a publicly-listed company. The agreement closed on October 11, 2010. Subsequent to the completion of the purchase, Singapore changed the name of ValiBio SA to Belgian Volition SA. The purchase price was recorded as a related party note payable until it was converted into shares of common stock in December 2011.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

4.

Acquisitions and Subsidiaries (Continued)

Singapore allocated the purchase price to the acquired assets and liabilities.  It was determined that the carrying value of these assets approximated their fair value at acquisition. The remaining purchase price was then allocated to the acquired intellectual property, namely patents.

Fair value of ValiBio SA net assets:	$

Cash and cash equivalents	(68)
Other current assets	34,526
Property and equipment	1,887
Intangible assets/patents	1,218,297
Accounts payable and other liabilities	(254,642)

Net assets on acquisition	1,000,000
Purchase price	(1,000,000)

Excess of fair value of net assets over purchase price	–

On March 7, 2011, Singapore formed Hypergenomics Pte Ltd. as a wholly-owned subsidiary which is a private company domiciled in Singapore. The purpose of the formation was to hold and develop a segment of the acquired patents.

On June 19, 2011, Singapore amended its purchase agreement with ValiRx Plc to include the purchase of additional patents in exchange for an additional $510,000 payable in shares of the common stock of Singapore Volition or a publicly-listed successor company.  The purchase price was recorded as a related party note payable until it was converted into shares of common stock in December 2011.

On September 22, 2011, the Company filed a Certificate for Renewal and Revival of Charter with Secretary of State of Delaware. Pursuant to Section 312(1) of the Delaware General Corporation Law, the Company was revived under the new name of “VolitionRX Limited”. The name change to VolitionRX Limited was approved by FINRA on October 7, 2011 and became effective on October 11, 2011.

On October 6, 2011, the Company entered into a share exchange agreement with Singapore Volition Pte Ltd., a Singapore corporation, and the shareholders of Singapore Volition. Pursuant to the terms of the share exchange agreement, the Company has acquired all the issued and outstanding shares of Singapore Volition’s common stock in exchange for 6,908,652 shares of the Company’s common stock. As a prior condition of this agreement, the Company arranged the cancellation of 1,073,000 common shares. Consequently the Company had 1,212,000 common shares issued and outstanding as of October 6, 2011 immediately prior to the closing of the share exchange agreement, and 8,120,652 shares issued and outstanding upon closing of the share exchange agreement.

As of the closing date, the former shareholders of Singapore Volition Pte Ltd. held 85% of the issued and outstanding common shares of the Company. The issuance of the 6,908,652 common shares to the former shareholders of Singapore Volition Pte Ltd. was deemed to be a reverse acquisition for accounting purposes. Singapore Volition Pte Ltd., the acquired entity, is regarded as the predecessor entity as of October 6, 2011. The number of shares outstanding and per share amounts have been restated to recognize the recapitalization. All comparative financial data in these financial statements is that of Singapore Volition Pte Ltd.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

5.

Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2011 and 2010:

			December 31,
			2010
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	7,929	7,929	--
Laboratory equipment	3,921	2,713	1,208

	43,510	20,541	1,208

			December 31,
			2011
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	30,824	15,382	15,442
Laboratory equipment	10,046	4,631	5,415
Office furniture and equipment	2,640	528	2,112

	43,510	20,541	22,969

During the years ended December 31, 2011 and 2010, the Company recognized $11,155 and $878 in depreciation expense respectively.

6.

Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents, acquired in the acquisition of ValiBio SA (see Note 4).  The patents are being amortized over their remaining lives, which are 12 years and 19 years.

			December 31,
			2011
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,642,195	119,384	1,522,811

	1,642,195	119,384	1,522,811

During the year ended December 31, 2011, the Company recognized $107,642 in amortization expense (2010 - $20,224).

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. On September 11, 2011, the Company hired an independent specialist to value the patents based on a discounted cash flows model.  The result of this report confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2011.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

7.   Related Party Transactions

a)

As at December 31, 2011, the Company owed $278,845 (2010 - $260,867) to directors, and officers of the Company and to other related parties.  The amounts represent expenses paid on behalf of the Company, accrued officer salary, or amounts borrowed to help fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

The Company contracts with a related party to rent office space, be provided office support staff, and have consultancy services provided on behalf of the Company.  See Note 11 for obligation under the contract.

8.   Common Stock

During the year ended December 31, 2011, the Company issued 1,859,073 shares of common stock, at prices ranging from $0.50 to $1.20 per share, for net cash proceeds of $1,595,906.  Attached to various share issuances totaling 370,000 shares were 300,000 warrants.  Each warrant is immediately exercisable for a period of five years at $0.50 per share.  The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Five-year term, $0.50-$1.00 stock price, $0.50 exercise price, 190% volatility, 1.45% - 2.00% risk free rate.  The Company has allocated $73,791 of the total $150,000 in proceeds to the value of the warrants.

During the year ended December 31, 2011, the Company issued 434,726 shares of common stock to consultants, employees and directors for services. The stock was valued at $362,484, at prices ranging from $0.50 to $1.00 per share.  Values were based on the most recent cash issuance prices relative to the grant date as this was determined to be the most readily determinable value in accordance with ASC  718 and ASC 505.

During the year ended December 31, 2011, the Company issued 350,000 shares of common stock to a related party in advance for services to be performed over a five year period to raise the profile of the Company through the development of relationships with medical organizations, cancer charities, government and other policy makers.  The shares were valued at $1.00 per share based on the most recent cash issuance price relative to the grant date as this was determined to be the most readily determinable value in accordance with ASC  718 and ASC 505.

The value of the shares was recorded as a prepaid expense that the Company will expense  monthly as services are provided.  Because the shares are fully vested and non-forfeitable, the shares were valued based on the current market price on the grant date and will be amortized over the life of the agreement.  During the years ended December 31, 2011 and 2010, $29,167 and $0 has been recorded to professional fees leaving a balance of $320,833 and $-0- as of each year end, respectively.

On December 6, 2011, the Company issued 525,000 shares under the terms of its purchase agreement with ValiRx Plc as modified, to settle debts of $1,110,000 related to the acquisition of Belgian Volition SA and certain patents (see Note 4).  The Company issued an additional 119,886 shares of common stock to settle outstanding notes payable of $59,943.  The shares were valued at $0.50 per share based on the most recent cash issuance price relative to the grant date as this was determined to be the most readily determinable value in accordance with ASC  718 and ASC 505 and thus no gain or loss was recorded on the settlement of debt.

9.     Warrants and Options

During the year ended December 31, 2011, the Company issued 300,000 warrants attached to the issuance of 370,000 shares.  The Company has allocated $73,791 of the total $150,000 in proceeds to the value of the warrants.  The warrants are exercisable immediately for five years at an exercise price of $0.50, and do not contain any anti-dilution provisions.

The Company also issued 450,000 warrants valued at $390,530 for services rendered to the Company.  The warrants are exercisable immediately for five years at exercise prices of $0.50 and $1.05.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

9.     Warrants and Options (Continued)

The Company has calculated the estimated fair market value of the warrants granted to employees and non-employees in exchange for services using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $0.50-$1.00; expected term of five years, exercise price of $0.50-$1.05, a risk free interest rate of 1.45%-2.24%, a dividend yield of 0% and volatility of 190%.

Below is a table summarizing the warrants issued and outstanding as of December 31, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$-	-	-	$-
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
12/31/11	750,000	0.68	-	-	512,500

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan for the directors, officers, employees and key consultants of the Company. Pursuant to the Plan, the Company is authorized to issue 900,000 restricted shares, $0.001 par value, of the Company’s common stock. Options over 720,000 shares were granted on November 25, 2011. The options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $3 for options vesting in the first year, $4 for options vesting in the second year, and $5 for options vesting in the third year.

The Company has calculated the estimated fair market value of the options granted to employees and non-employees in exchange for services using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3.5 to 6 years, exercise prices of $3.00-$5.00, a risk free interest rate of 0.41%-0.93%, a dividend yield of 0% and volatility of 174%.

Below is a table summarizing the options issued and outstanding as of December 31, 2011.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$-	-	-	$-
11/25/11	720,000	3.00-5.00	3.5-6	5/25/15-11/25/17	2,880,000
12/31/11	720,000	4.00	-	-	2,880,000

10.   Income Taxes

The Company has estimated net operating losses for the year of $2,201,421 available to offset taxable income in future years.

The Company is subject to Singapore income taxes at a rate of 17 percent, Belgium income taxes at a rate of 34 percent, and US taxes at a rate of 34 percent, for a weighted average of 25 and 19 percent, respectively. The reconciliation of the provision for income taxes at the weighted average rate compared to the Company’s income tax expense as reported is as follows:

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

10.   Income Taxes (Continued)

	2011 $	2010 $

Net loss	(2,608,458)	(894,120)
Stock based compensation	407,037	-
	(2,201,421)	(984,120)

Tax rate	25%	19%

Income tax recovery at statutory rate	(586,884)	(165,613)

Valuation allowance change	586,884	165,613

Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at December 31, 2011 are as follows:

	2011 $	2010 $

Net operating losses carried forward	759,421	172,537

Valuation allowance	(759,421)	(172,537)

Net deferred income tax asset	–	–

11.  Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,356,369 (€1,048,020) to help fund the research endeavors of the Company.  The Walloon Region agreed to provide working capital of $542,506 (€419,280), which was received by the Company during January 2011. Additional funds have been provided for approved expenditures. The Company will be obligated to pay a minimum of $406,810 (€314,406) if the project is deemed to be a failure under the terms of the agreement.  If the project is deemed a success, the Company will pay both the minimum of $406,810 (€314,406) and a 6 percent royalty on all relevant sales. The maximum amount payable due to the Walloon Region is twice the amount of funding received.

b) Administrative Support Agreement

On August 6, 2010, the Company entered into an agreement with a related party to rent office space, contract for office support staff, and have consultancy services provided on behalf of the Company.  The agreement requires the Company to pay $5,700 per month for office space and staff services as well as approximately $17,300 per month in fees for two senior executives.  The Company is also required to pay for all reasonable expenses incurred.  The contract is in force for 12 months with automatic extensions of 12 months with a 3 month notice required for termination of the contract.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

11.  Commitments and Contingencies (Continued)

c) Leases

On January 31, 2011, the Company entered into a lease agreement to rent laboratory and office space at Namur in Belgium for a period of one year for approximately $1,007 (€778) per month. On February 1, 2012, this agreement was extended for an additional three months on the same terms. On January 26, 2012, the Company entered into a new lease agreement in respect of the foregoing laboratory space for $1,294 (€1,000) per month commencing April1, 2012, for a period of one year.  On February 29, 2012, the Company entered into a lease agreement for additional laboratory and office space at Namur for approximately $4,960 (€3,833) per month commencing April 1, 2012, for a period of two years. Under this agreement the Company is also obliged to pay $1,941 (€1,500) per month as a provisional amount against expenses.

d) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

12.

Subsequent Events

Subsequent to the period end the Company has received subscription agreements in respect of 368,150 common shares at a price of $1.75 per share for a total of $644,250 before expenses as part of an ongoing private placement. To date $594,030 has been received in respect of these subscriptions. Each subscriber is also entitled to one warrant to purchase one common share at a price of $2.60 for every two shares subscribed for. The warrants expire on the fourth anniversary of the placement closing date.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

On November 29, 2011, Sadler, Gibb & Associates, LLC (“SG&A”) was engaged as the registered independent public accountant for the Company and Madsen & Associates, CPA's Inc. (“M&A”) was dismissed as the registered independent public accountant for the Company.  The decisions to appoint SG&A and dismiss M&A were approved by the Board of Directors of the Company on November 23, 2011.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the years ended August 31, 2011 and 2010, M&A’s reports on the financial statements of the Company for the years ended August 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  For the two most recent fiscal years and any subsequent interim period through M&A's termination on November 29, 2011, M&A disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Company through November 29, 2011, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with M&A's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended August 31, 2011 and 2010 and interim unaudited financial statements through November 29, 2011, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to November 29, 2011, the Company did not consult with SG&A regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to M&A prior to the date of filing of a Current Report on Form 8-K on November 30, 2011 (the “Form 8-K Report”), and requested that M&A furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agreed with the statements in the Form 8-K Report. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 to the Form 8-K Report and is incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Independent Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement.  Currently the Company has an audit committee serving on its Board of Directors, however, there is a lack of independent directors serving on the audit committee.

2.

We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This transition report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this transition report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in significant business operations and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an independent audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The Company

The following table sets forth the names and ages of the Company’s directors and executive officers as of December 31, 2011.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with the Company	Officer/Director Since
Cameron Reynolds	40	President	October 6, 2011
		Chief Executive Officer	October 6, 2011
		Director	October 6, 2011
Malcolm Lewin	60	Chief Financial Officer	October 6, 2011
		Treasurer	October 6, 2011
Rodney Gerard Rootsaert	40	Secretary	October 6, 2011
Dr. Martin Faulkes	67	Director	October 6, 2011
Dr. Satu Vainikka	44	Director	October 6, 2011
Guy Archibald Innes	55	Director	October 6, 2011
Dr. Alan Colman	63	Director	October 6, 2011

Singapore Volition

The following table sets forth the names and ages of Singapore Volition’s directors and executive officers as of December 31, 2011.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with Singapore Volition	Officer/Director Since
Cameron Reynolds	40	Chief Executive Officer	August 5, 2010
		Director	August 5, 2010
Malcolm Lewin	60	Chief Financial Officer	July 15, 2011
Rodney Gerard Rootsaert	40	Administration and Legal Officer	August 6, 2010
Dr. Martin Faulkes	67	Director	August 18, 2010
		Executive Chairman	March 22, 2011
Guy Archibald Innes	55	Director	August 18, 2010
Dr. Alan Colman	63	Director	April 1, 2011

Belgian Volition

The following table sets forth the names and ages of Belgian Volition’s directors and executive officers as of December 31, 2011.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with the Belgian Volition	Officer/Director Since
Cameron Reynolds(1)	40	Director	October 27, 2010
Patrick Rousseau(2)	57	Managing Director	July 27, 2007
Rodney Gerard Rootsaert	40	Secretary	October 4, 2010
		Director	October 4, 2010
Dr. Martin Faulkes	67	Director	August 10, 2011
Dr. Jacob Micallef	55	Director	August 10, 2011

(1)

Cameron Reynolds was appointed as Managing Director of Belgian Volition on January 18, 2012.

(2)

Patrick Rousseau resigned as Managing Director of Belgian Volition on January 18, 2012.

HyperGenomics Pte Limited

The following table sets forth the names and ages of HyperGenomics Pte Limited’s directors and executive officers as of December 31, 2011.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with HyperGenomics Pte Limited	Officer/Director Since
Cameron Reynolds	40	Chief Executive Officer	March 7, 2011
		Director	March 7, 2011
Sarah Lee Hwee Hoon	36	Secretary	March 7, 2011
		Director	March 7, 2011

Science Executives

The following table sets forth the names and ages of our Scientific Officers as of December 31, 2011:

Name	Age	Position	Officer Since
Dr. Jacob Micallef	55	Chief Scientific Officer, Belgian Volition	October 11, 2010
Dr. Mark Eccleston	40	Chief Scientific Officer, HyperGenomics Pte Limited	March 7, 2011

Scientific Advisory Board

The following table sets forth the names and ages of the Scientific Advisory Board Members of Singapore Volition as of December 31, 2011:

Name	Age	Position with Singapore Volition	Advisory Board Member Since
Dr. Alan Colman	62	Chairman of Scientific Advisory Board	April 5, 2011
Dr. Robert Weinzierl	49	Scientific Advisory Board Member	April 5, 2011
Dr. Andreas Ladurner	40	Scientific Advisory Board Member	April 5, 2011
Dr. Habib Skaff	34	Scientific Advisory Board Member	April 4, 2011

Term of Office

Each director serves for a term of one year and until his successor is elected at the Annual Shareholders’ Meeting and is qualified, subject to removal by the shareholders.   Each officer serves for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Identification of Significant Employees

The Company has no full-time or part-time employees.

Our subsidiary, Singapore Volition, has one full-time employee, Charlotte McCubbin, Communications Manager, who is responsible for all communications, such as the Company’s website and news releases, as well as the Company’s branding and visual communications.  Singapore Volition has no part-time employees.

Our subsidiary, Belgian Volition, has four full-time employees:  three laboratory technicians including Dr. Marielle Herzog, Muriel Chapelier and Katty Scoubeau; and Maria Dolores Fernandez, who provides administrative services.  Belgian Volition has no part-time employees.

Our subsidiary, Hypergenomics Pte. Limited, has no full-time or part-time employees.

Background and Business Experience

The business experience during the past five years of the person(s) listed above is as follows:

CAMERON REYNOLDS.  Cameron Reynolds has over 17 years of entrepreneurial executive experience in the mining and biotechnology sectors. He began his career in 1994 working for Southern China Group, where as regional manager he set up operations in Hong Kong and Yunnan. In 1996 he began working for Integrated Coffee Technologies, a genetically modified coffee company, in a junior management position, where he was responsible for business plan creation, office management, recruitment, and business development. After working for Integrated Coffee Technologies, Mr. Reynolds served as the commercialization director for Probio, Inc., a company that commercialized intellectual property in the animal biotechnology fields including transgenisis and cloning research from the University of Hawaii. Mr. Reynolds held that role from 1998 until 2001, and his main responsibilities were managing all legal and contract issues with the University of Hawaii; implementing patenting strategy; managing all shareholder issues including the merger and its legal and contractual documentation; head office management; budgetary control; team building and recruitment.  Between 2002 and 2003, Mr. Reynolds undertook an MBA. From 2004 until 2011, Mr. Reynolds founded and served as Managing Director and Director of Mining House Limited, where he was responsible for identifying potential mining projects, coordinating the preliminary evaluations and securing the financing with a view to listing the companies on AIM, TSX and US OTC. From 2005 until present, Mr. Reynolds has held a number of board directorships including Atlantic Mining PLC; Carbon Mining PLC, Magellan Copper and Gold (Carbon Mining and MCG were both became part of Solfotara Mining and Copper Development Corp on AIM, CDC.L after a vend); KAL Energy Inc. (KALG, OTC), Iofina Natural Gas PLC (IOF, AIM); Canyon Copper Corp. (TSX.V: CNC, OTCBB: CNYC), and Hunter Bay Resources (HBY, TSX-V).  Prior to the Share Exchange Agreement, Mr. Reynolds served as Chief Executive Officer and Director of Singapore Volition since August 5, 2010.  The Board of Directors appointed Mr. Reynolds as President, Chief Executive Officer and Director of the Company due to his strong experience in management, structuring and strategic planning of start-up companies.

MALCOLM LEWIN.  Malcolm Lewin is the Company’s Chief Financial Officer and Treasurer. He has a strong background in finance and accounting both for public and private companies alike. Mr Lewin qualified as a chartered accountant with Coopers & Lybrand in 1976. From 1989 to 2000, Mr. Lewin was a partner of Mercer Lewin, a chartered accounting firm. From 2000 until present, Mr. Lewin has acted for various companies listed on AIM and the TSX-V. In particular, Mr. Lewin acted as the finance director of OMG plc (AIM: OMG), a supplier of motion capture and visual geometry systems, from April 2000 to June 2003. In June 2004, Mr. Lewin was appointed as the finance director of Real Estate Investors Plc (AIM: REI), a property investment company with interests in quality commercial and industrial properties throughout the United Kingdom, and held this position until August 2006. In September 2006, Mr. Lewin was appointed a Director and Chief Financial Officer of Hunter Bay Minerals Plc (TSX-V:HBY), a junior mining company with interests in South America and Canada, and held this position until June 2011.  Prior to the Share Exchange Agreement, Mr. Lewin served as Chief Financial Officer of Singapore Volition since July 15, 2011.  The Board of Directors believes that Mr. Lewin’s financial and accounting knowledge would be a valuable asset to the Company.

RODNEY GERARD ROOTSAERT.  Rodney Rootsaert has over six years of experience in providing corporate, legal and administrative services to start-up companies through Mining House Ltd., of which Mr. Rootsaert has been a director since 2007.  From 2007 until 2011, Mr. Rootsaert has served as corporate secretary for several junior mining companies. He was the corporate secretary for Magellan Copper and Gold Plc., from 2007 until 2011, where his duties included maintaining and preparing company documents, accounts and contracts.  He also served as corporate secretary for Delta Pacific Mining Plc., from 2007 until present, where he was responsible for ensuring compliance with all relevant statutory and regulatory requirements.  Prior to the Share Exchange Agreement, Mr. Rootsaert served as Administration and Legal Officer of Singapore Volition since August 6, 2010.  Due to Mr. Rootsaert’s legal background and prior roles as a corporate secretary for small public companies, the Board of Directors believed that he would be a great addition to the Company.

DR. MARTIN FAULKES.  Dr. Martin Faulkes has over 30 years of entrepreneurial and managerial experience as the founder and CEO of several software companies within the United Kingdom and the United States.  From 1979 to 1984, Dr. Faulkes was the Founder, President and CEO for Logica Inc., a company providing bespoke software to all industries but mainly banks and communications companies. Dr. Faulkes was responsible for all aspects of the business; namely sales, finance, recruitment, staff management and project control. He then became Managing Director of System Programming Ltd., a company that provides computer programming for systems in business like airlines, utility companies, banks, and insurance, from 1985 to 1987, where he was responsible for all aspects of the business. Dr. Faulkes founded Triad Plc., a computer software development company that provides systems and consultants to the business community, where he was a director from 1987 to 1998, responsible for controlling the company financially. From 1998 until the present day, Dr. Faulkes has focused on charitable activities, as the Founder and Sole Benefactor of the Dill Faulkes Educational Trust, a UK registered charity, where he is Chairman. He also sits on the Board of the Cambridge 800th Anniversary Campaign in the UK.  Prior to the Share Exchange Agreement, Dr. Faulkes served as a Director of the Singapore Volition since August 18, 2010 and as Executive Chairman of the Board of Directors of Singapore Volition since March 22, 2011. In light of Dr. Faulkes’ past experience in business development, Dr. Faulkes was appointed as a Director to the Company.

DR. SATU VAINIKKA.  Dr. Satu Vainikka has a strong background in the biotechnology industry, technology commercialization, equity financing, and business management. Dr. Vainikka undertook a PhD in molecular biology and oncology at the University of Helsinki from 1992 until 1996. From 1996 until 1999, she undertook post-doctoral research at the Imperial Cancer Research Fund (now CRUK) where she gained many years of research experience in the field of oncology, working in the area of signal transduction pathways. In 1999 she undertook an MBA and from 2000 until 2003 she founded, then was Chief Scientific Officer of, Gene Expression Technologies Limited.  In 2004, Dr. Vainikka founded the London based biotechnology company, Cronos Therapeutics, serving as its Chief Executive Officer from 2004 until 2006.  In 2006 she became CEO of ValiRX, a company listed on the UK AIM, where she led a number of secondary funding rounds for the company on the market and raised several rounds of private equity funding.  Prior to the Share Exchange Agreement, Dr. Vainikka served as a Director of Singapore Volition from October 11, 2010 until October 7, 2011.  Dr. Vainikka presently remains CEO and Director of ValiRX. Due to Dr. Vainikka’s specialized experience in the fields of biotechnology, oncology and molecular biology, she was appointed as a Director of the Company.

GUY ARCHIBALD INNES.  Guy Archibald Innes is a Chartered Accountant and a member of the Institute of Chartered Accountants in England and Wales. Mr. Innes has extensive experience in financing and managing technology companies, which he gained from serving as a non-executive director on the board of companies such as ProBio Inc. from 2000 to 2006, Magellan Copper & Gold Plc. from 2007 to 2010, and Carbon Mining Plc. from 2007 to 2010.  While serving as a non-executive director for these companies, Mr. Innes was responsible for the development of corporate strategy and the implementation of financial controls and risk management systems.  Prior to holding these directorships, Mr. Innes had a long career in banking and private equity, including advisory roles with Baring Brothers & Co. Limited in London and Paris from 1984 to 1995, where he was involved in executing and advising on national and international mergers & acquisitions, but also IPOs and capital raising; Baring Private Equity Partners Limited in London and Singapore from 1995 to 1997, where he was involved in the setting up, recruiting of managers and capital raising for an Asian media and communications private equity fund; and Quartz Capital Partners Limited from 1997 to 2000, where Mr. Innes served as Head of Corporate Finance and was responsible for managing the corporate finance department and leading the transactions undertaken by Quartz including IPOs, private placements and mergers and acquisitions.  Prior to the Share Exchange Agreement, Mr. Innes served as a Director of Singapore Volition since August 18, 2010.  The Board of Directors of the Company believed Mr. Innes’ technical, financial and managerial background would be beneficial to the growth of the Company.

DR. ALAN COLMAN.  Dr. Alan Colman has extensive experience in the molecular biology field where he has worked in the production of transgenic livestock, somatic nuclear transfer, and human disease models. After a successful university career in the Universities of Oxford, Cambridge, Warwick and Birmingham (where he was Professor of Biochemistry), Dr Colman went into industry. From the late 1980’s until 2002, Dr. Colman was the research director of the company PPL Therapeutics in Edinburgh, UK, where he was responsible for leading PPL’s research program strategy, also playing a role in PPL’s financing rounds, culminating in its listing on the London Stock Exchange. This company attracted considerable media attention because of their participation in the technique of somatic nuclear transfer that led to the world’s first cloned sheep, Dolly, in 1996. From 2002 to 2007, Dr. Colman was Chief Scientific Officer and then CEO for the Singaporean human embryonic stem cell company, ES Cell International. Dr. Colman is currently the Executive Director of the Singapore Stem Cell Consortium, a position he has held since 2007.  From 2008 to 2009, Dr. Colman was also concurrently Professor of Regenerative Medicine at King’s College, London, UK.  His current interest is the development of human disease models using induced pluripotent stem cells.  Prior to the Share Exchange Agreement, Dr. Colman served as a Director of Singapore Volition since April 1, 2011 and as Chairman of the Scientific Advisory Board of Singapore Volition since April 5, 2011.  Dr. Colman was appointed as a Director of the Company and a member of the Scientific Advisory Board on account of his work in biochemistry, stem cell research and pathology.

PATRICK ROUSSEAU.  Mr. Rousseau was Managing Director of ValiBio SA (now Belgian Volition) from 2007 until 2010, when he retained that role following ValiBio’s sale to Singapore Volition.  From 1983 until 1986, Mr. Rousseau was responsible for the management of public funding for industrial applied research as Deputy Head of Cabinet with the Walloon Region State Secretary for New Technologies and SMEs.  From 1986 until 1989 he was a venture capital adviser for Belgian GBL Group; then a member of venture capital fund investment boards for Soginnove in France and Ventana in USA from 1986 until 1992. From 1983 until 1990, Mr. Rousseau also served as a member of the Supervisory Board of CGER (Belgium’s largest Public Saving Bank, now part of BNP Paribas Fortis).  Between 1998 and 2004, Mr. Rousseau held an investment adviser role to NBI Capital/Alpinvest, a Dutch venture and development fund, making on its behalf more than 20 successful direct investments in life sciences companies in Europe and the U.S. from start-up to public.  From 1989 until 2010, Mr. Rousseau acted as a corporate adviser and consultant to various companies, undertaking activities such as raising funds for the development of a Belgian diagnostic subsidiary of a French company (RNTECH). Mr. Rousseau also acts as an expert adviser to the French OSEO (formerly ANVAR) applied research funding agency on over 50 industrial research & development projects, a position he has held since 1998.  Since 2000, he has also acted as an expert evaluator and negotiator for EU funding programs. Mr. Rousseau has also acted as board member of various businesses in Europe, U.S. and Canada (from direct mail to pharmaceutical product trading) from 1986 until present.  Prior to the Share Exchange Agreement, Mr. Rousseau provided consultancy services to Singapore Volition per the Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010.  Mr. Rousseau served as the Managing Director of Belgian Volition since July 27, 2007 and resigned as Managing Director of Belgian Volition on January 18, 2012.

DR. JACOB MICALLEF.  Dr. Jacob Micallef has 20 years of experience in research and development and in the management of early stage biotechnical companies, including the manufacture of biotechnology products and the establishment of manufacturing operations. Dr. Micallef gained this experience while working for the World Health Organization (“WHO”) over a 10-year period from 1985. While working for the WHO, Dr. Micallef developed new diagnostic products in the areas of reproductive health and cancer. In 1990 he commenced development of a new diagnostic technology platform for WHO which was launched in 1992 and supported 13 tests. Dr. Micallef also initiated and implemented in-house manufacture (previously outsourced to Abbott Diagnostics Inc) and world-wide distribution of these products for WHO. In 1990, he started a “not-for-profit” WHO company, Immunometrics Ltd., which marketed and distributed those diagnostic products worldwide.  In 1999 Dr. Micallef studied for an MBA and went on to co-found Gene Expression Technologies in 2001 where he successfully lead the development of the chemistry of the GeneICE technology and implemented the manufacture of GeneICE molecules. He also played a major role in business development and procured a GeneICE contract with Bayer Pharmaceuticals.  From 2004 to 2007, he taught "science and enterprise" to science research workers from four universities at CASS Business School before joining Cronos Therapeutics in 2004. In 2006 Cronos was listed in the UK on AIM, becoming ValiRX. Dr. Micallef continued to work as Technical Officer for ValiRX, where he in-licensed the Hypergenomics and Nucleosomics technologies and co-founded ValiBio SA., which is now Belgian Volition SA, a subsidiary of Singapore Volition.  Prior to the Share Exchange Agreement, Dr. Micallef served as a Science Executive Officer of Belgian Volition since October 11, 2010 but was not otherwise involved with Singapore Volition.  The Board of Directors believed that Dr. Micallef’s prior work with Belgian Volition in the development of diagnostic products would continue to be an asset to the Company in his role as Chief Scientific Officer of the Company’s subsidiary, Belgian Volition.

SARAH LEE HWEE HOON.  Sarah Lee Hwee Hoon has more than ten years experience in corporate accounting and the provision of audit, taxation, finance and corporate secretarial services.  Ms. Lee gradutated from the Association of Accounting Technician (Singapore) in 1996 and from the University of Bedfordshire with a Bachelor (Honors) Degree in Accounting in 2010.  From 2007 to 2012, Ms. Lee has served as company secretary and regional accountant of PB Commodities Pte Ltd (“PB Commodities”) where her duties include providing administrative services, maintaining and preparing company accounts and ensuring compliance with all Singaporean regulatory requirements under the Companies Act and Singapore Finance Reporting Standards. Through PB Commodities, Ms. Lee also provides administrative, accounting and corporate secretarial services to several other junior mining companies in Singapore.   Prior to the Share Exchange Agreement, Miss Lee served as a Secretary and Director of Hypergenomics Pte. Limited since March 7, 2011 but was not otherwise involved with Singapore Volition.   She was appointed to these positions due to her past accounting and corporate experience.

DR. MARK ECCLESTON.  Dr. Mark Eccleston is a biotechnology entrepreneur with over 18 years of experience in the sector, both in academia and in industry. From 2008 to 2009, Dr. Eccleston held a program management position at ValiRX Plc., where he ran multiple epigenetics-based diagnostic and therapeutics programs. Dr. Eccleston has also held various other roles in business and industry including: CEO of Vivamer Ltd. in 2002, a company spun out from Cambridge University where he was responsible for commercialization of drug delivery and imaging technologies based on extensive work in this area during his academic career; and Chief Scientific Officer then consultant to Cambridge Applied Polymers from 2005 to 2008, where he devised and managed multiple high value consultancy projects for clients including Cadburys, Kellogg’s, Reckitt Benckiser, Proctor and Gamble, and Umbro as well as a Spanish company specializing in non woven (polymeric) fabric, Tesalca. In 2010, Dr. Eccleston founded OncoLytika, which focuses on opportunity recognition and product/process innovation within start-ups as well as established companies, where his main responsibilities are advising companies on business development and preclinical project management.  Prior to the Share Exchange Agreement, Dr. Eccleston served as a Science Executive Officer of HyperGenomics Pte Limited since March 7, 2011 but was not otherwise involved with Singapore Volition.  In light of Dr. Eccleston’s past work in biotechnology, epigenetics and diagnostics, Dr. Eccleston was appointed as a Chief Scientific Officer of the Company’s subsidiary HyperGenomics Pte Limited.

DR. ROBERT WEINZIERL.  Dr. Robert Weinzierl is a member of our Scientific Advisory Board. He is a Reader in Molecular Biology at Imperial College London, and is the inventor of the HyperGenomicsTM technology, that the Company is in the process of further developing.  Dr. Weinzierl joined Imperial College as a lecturer in 1994, where his key responsibilities were research and teaching, combined with various administrative tasks. He was promoted to his current position 'Reader in Molecular Biology' in 2009. Dr. Weinzierl heads a research group focusing on gene expression mechanisms, with special emphasis on the structure and function of the basal transcriptional machinery. Dr. Weinzierl began his PhD in 1983 at the European Molecular Biology Laboratory and completed it at the University of Cambridge (Akam/White Laboratories). The focus of his PhD project was the function of homeotic genes (especially Ultrabithorax) during embryonic development, and he completed his thesis in 1988. He went on to spend four years as a postdoc at UC Berkeley (Tjian Laboratory). Dr. Weinzierl’s research efforts focused on the structure and function of the basal transcriptional machineries in archaea and eukaryotes, with a special emphasis on the molecular mechanisms of RNA polymerases. In 2011, Dr. Weinzierl’s laboratory at Imperial College successfully developed a range of novel methods in the field of gene expression, including in-vitro assembly of protein complexes from recombinant subunits and implementation of robotic methods for high-throughput molecular biology. Prior to the Share Exchange Agreement, Dr. Weinzierl served as a Scientific Advisory Board Member of Singapore Volition since April 5, 2011.  As the inventor of the HyperGenomicsTM technology, Dr. Weinzierl’s appointment to the Scientific Advisory Board is pivotal to the development of future HyperGenomicsTM products.

DR. ANDREAS LADURNER.  Dr. Andreas Ladurner has a strong educational background and years of laboratory experience in the fields of biochemistry, biology, cancer research, genomics and several others.  Whilst awaiting the award of his doctorate from the University of Cambridge between 1998 and 2000, Dr. Ladurner was awarded the Wellcome Trust International Traveling Prize research fellowship.  He was appointed Research Associate at the Howard Hughes Medical Institute at the University of California Berkeley, from 2000 until 2002, then was an editor at Nature Publishing Group in New York, from 2002 until 2003.  Dr. Ladurner was named group leader in the Genome Biology Unit of the European Molecular Biology Laboratory in Heidelberg in 2003, where he undertook scientific research in the area of novel epigenetic and stress-mediated signaling networks in human cells. During this period, he discovered the histone variant technology, which is an integral part of the NucleosomicsTM products which the Company is in the process of developing.  In 2010, Dr. Ladurner was named Chair of Physiological Chemistry in the Faculty of Medicine at the University of Munich, and continues his work at EMBL as a visiting member.  Prior to the Share Exchange Agreement, Dr. Ladurner served as a Scientific Advisory Board Member of Singapore Volition since April 5, 2011.  Dr. Ladurner’s extensive laboratory work in nucleosome research and genomics will make him a valuable member of the Scientific Advisory Board.

DR. HABIB SKAFF.  Dr. Habib Skaff is a synthetic chemist specializing in the area of nanotechnology; his doctoral studies focused on the design of organic and polymeric ligands for the encapsulation of semiconductor nanoparticles and modification of the physical, optical, electronic, and assembly properties of the nanoparticles. Since 2001, Dr. Skaff has co-authored 11 peer-reviewed scientific papers and is a co-inventor on 18 pending or issued patents in the fields of chemistry, nanotechnology, and biotechnology. He co-founded Intezyne Technologies in 2004 and serves as that company’s Chief Executive Officer, where he is responsible for establishing and implementing strategic planning for the future. Dr. Skaff works closely with the Chief Scientific Officer to develop and implement Intezyne’s intellectual property strategy as well as establish alliances with potential partners. He also leads Intezyne’s fundraising through debt and equity financing and works closely with the CFO in this capacity. He is also President, and Chairman of the Board of Directors of Intezyne. Dr. Skaff has served as the Chairman of Skaff Corporation of America since 1999, where he guides strategic planning but is not involved in day-to-day operations.  Prior to the Share Exchange Agreement, Dr. Skaff served as a Scientific Advisory Board Member of Singapore Volition since April 4, 2011.  Dr. Skaff was appointed to serve as a member of the Scientific Advisory Board because of his extensive scholarly work and inventions in the fields of chemistry and biotechnology.

CHARLOTTE MCCUBBIN. After graduating from the University of Edinburgh in 2007 with a Bachelor of Laws with joint honors in Law and Politics, Miss McCubbin undertook internships at two public affairs/lobbying agencies in London: AS Biss (Now M:Communications) and Bell Pottinger Public Affairs; where her responsibilities included the preparation of briefing notes for clients on a range of topics, media and political monitoring, and stakeholder identification and mapping. From 2008 until 2009 she was an Account Executive at PR consultancy Kysen PR, during which time she completed a Diploma in Marketing with the Chartered Institute of Marketing. At Kysen, her key responsibilities included achieving editorial placement for clients in national, trade and broadcast publications, as well as preparing press releases and arranging journalist briefings. In 2010 Miss McCubbin worked as a Public Relations Executive for the international law firm White & Case LLP, where she was responsible for the Firm's European PR program, working with both the UK press and English -speaking press throughout the EMEA region, managing day-to-day press enquiries as well as generating press coverage via press releases and thought-leadership interviews and articles. Miss McCubbin joined Singapore Volition at the end of 2010.

DR. MARIELLE HERZOG. Dr. Marielle Herzog has seven years of experience in epigenetics academic research. During a four year period from 2003 to 2007, Dr. Herzog performed her PhD thesis at the Institute of Genetics and Molecular and Cellular Biology (IGBMC), Strasbourg, France, one of the leading European centers of biomedical research. Her work, conducted in the laboratory of Epigenome plasticity, under the supervision of Dr. R. Losson, concerned the role of the interaction between a transcriptional cofactor (TIF1b) and the heterochromatin protein 1 defined by knock-in mutation in a cellular model and in mice. In 2008, Dr. Herzog joined the laboratory of Cancer Epigenetics of Dr. F. Fuchs at the Faculty of Medicine, Free University of Brussels, as a researcher, where she managed different projects based on the study of epigenetics modifications (methylated DNA, post-translational histone modifications) and epigenetics enzymes in different cellular context. Her work led to publications in international scientific journals and to her participation at several international congresses. Dr. Herzog joined Belgian Volition in May 2011, but was not otherwise involved with Singapore Volition prior to the Share Exchange Agreement.

MURIEL CHAPELIER. Muriel Chapelier has seventeen years experience in fundamental research and development, as a research associate. Mrs. Chapelier gained her experience first in a fundamental Research Laboratory at the University Hospital of Sart-Tilman (Liège), over an eight year period from 1994 until 2002 where she worked in a leukemia screening project and in fundamental research project, in PhD collaboration, using molecular biology technics. The laboratory is now a competence center for leukemia screening and she was included in publications of the PhD. In 2002, Mrs. Chapelier started working within Eppendorf Array Technologies in Namur, for the development of gene expression and protein microarrays and other new technologies. Some gene expression kits were launched on the market and a Signal Chip Human Cytokine kit was in validation during her tenure. In September 2007, Mrs. Chapelier went to Antwerp to undertake a degree in tropical medicine and international health, at the Institute of Tropical Medicine. She returned to Eppendorf in 2008 to continue the development of microarrays. She joined Belgian Volition in May 2011, but was not otherwise involved with Singapore Volition prior to the Share Exchange Agreement.

KATTY SCOUBEAU. Katty Scoubeau is a research technician for Belgian Volition. Mrs. Scoubeau graduated in chemistry and biotechnology in 1994 from the UCL Institute Paul Lambin. From 2003 until 2007, Mrs. Scoubeau taught science and mathematics at a secondary school. In 2007, she undertook training in biotechnology in the association in vivo in Nivelles. From 2010 until 2011, Mrs. Scoubeau was committed to the medical faculty of the University of Namur as a lab technician in the unit of physiological biochemistry, where she participated in the preparation of student assignments and research. She joined Belgian Volition in August 2011, but was not otherwise involved with Singapore Volition prior to the Share Exchange Agreement.

MARIA DOLORES FERNANDEZ.  Maria Dolores Fernandez graduated from the Université Lyon III, Lyon France in 1987 with a master in Economics and Social Administration.  From October 2004 to March 2005, Mrs. Fernandez worked as an assistant in the purchase department for Helio Charleroi, a Belgian company that engages in printing magazines, mail order catalogues and advertising brochures, where she was responsible for handling daily orders and deliveries.  From May 2005 to June 2005, she worked as an assistant office manager for Cenaero, a Belgian company that operates as a technology research center. Subsequently, Mrs. Fernandez moved to Chicago and taught preschool at a Montessori school from 2006 to 2010.  Additionally, Mrs. Fernandez taught French for Berlitz Language Center from September 2009 to May 2010 and CLL Language Center from November 2010 to April 2011.  From April 2011 to October 2011, she served as a Human Resources advisor within the training department at Glaxo Smith Kline. Mrs. Fernandez joined Belgian Volition in December 2011, but was not otherwise involved with Singapore Volition prior to the Share Exchange Agreement.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company, Singapore Volition or its subsidiaries, has been involved in the following:

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

Audit Committee and Audit Committee Financial Expert

The Company currently has an audit committee serving on its Board of Directors. However, the Company’s audit committee does not function as an audit committee should since there is a lack of independent directors on the committee and the Board of Directors has not identified an audit committee financial expert (as defined in Item 407 of Regulation S-K), who is knowledgeable about reporting and financial statements requirements, to serve on the audit committee due to the Company’s inability to attract such a person.

The Company intends to establish a new audit committee of the Board of Directors that shall consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the executive officers of the Company, Singapore Volition and its subsidiaries for the fiscal years ended December 31, 2010 and 2011.  Unless otherwise specified, the term of each executive officer is that as set forth under that section of Item 10 Directors and Executive Officers entitled, “Term of Office”.

Name and Principal Position	Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Magallano(2) Former President and CEO of the Company	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
B. Gordon Brooke(3) Former CAO and CFO of the Company	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rudy Beloy Perez(4) Former Secretary and Treasurer of the Company	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Cameron Reynolds(5) President, CEO and Director of the Company; CEO and Director of Singapore Volition; Director of Belgian Volition; and CEO and Director of Hypergenomics Pte Limited	2011	96,000	-0-	-0-	2,751	-0-	-0-	18,000(5)	116,751
	2010	32,000	-0-	-0-	-0-	-0-	-0-	-0-	32,000
Malcolm Lewin(6) CFO and Treasurer of the Company and CFO of Singapore Volition	2011	27,500	-0-	-0-	1,376	-0-	-0-	-0-	28,876
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rodney Gerard Rootsaert (7) Secretary of the Company, Administration and Legal Officer of Singapore Volition and Secretary and Director of Belgian Volition	2011	72,000	-0-	-0-	1,376	-0-	-0-	-0-	73,376
	2010	24,000	-0-	-0-	-0-	-0-	-0-	-0-	24,000
Dr. George S. Morris(8)	2011	80,000	-0-	-0-	97,758	-0-	-0-	-0-	177,758
Former CEO and a Director of Singapore Volition, Former Director of Belgian Volition	2010	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Sarah Lee Hwee Hoon(9)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Director of Hypergenomics Pte Limited	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

All Option Awards have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)

As of December 31, 2011, Alexander Magallano was the former President and CEO of the Company.  On October 6, 2011, he resigned from all positions with the Company.  There are no employment agreements by and between Alexander Magallano and the Company.  Alexander Magallano received no compensation in exchange for his services as an executive officer of the Company.

(3)

As of December 31, 2011, B. Gordon Brooke was the former CAO and CFO of the Company.  On October 6, 2011, he resigned from all positions with the Company.  There are no employment agreements by and between B. Gordon Brooke and the Company.  B. Gordon Brooke received no compensation in exchange for his services as an executive officer of the Company.

(4)

As of December 31, 2011, Rudy Beloy Perez was the former Secretary and Treasurer of the Company.  On October 6, 2011, he resigned from all positions with the Company.  There are no employment agreements by and between Rudy Beloy Perez and the Company.  Rudy Beloy Perez received no compensation in exchange for his services as an executive officer of the Company.

(5)

As of December 31, 2011, Cameron Reynolds was and currently is the President, CEO and a Director of the Company, the CEO and a Director of Singapore Volition, a Director of Belgian Volition and the CEO and a Director of Hypergenomics Pte Limited.  On January 18, 2012, Mr. Reynolds was appointed as the Managing Director of Beligan Volition.  There are no employment agreements by and between Cameron Reynolds and the Company, Singapore Volition, Belgian Volition or Hypergenomics Pte Limited.  Cameron Reynolds receives no compensation in exchange for his services as an executive officer of the Company, Singapore Volition or Hypergenomics.

Cameron Reynolds receives compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds, Rodney Rootsaert and Patrick Rousseau (former Managing Director of Belgian Volition).  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Additionally, Cameron Reynolds receives compensation pursuant to that certain Employment Agreement (the “Employment Agreement”) dated September 4, 2010, with PB Commodities to serve as an executive officer of PB Commodities and to perform consulting services on its behalf for a term of twelve (12) months which shall be automatically extended for additional terms of twelve (12) months.  In exchange for these services, Mr. Reynolds shall receive $8,000 USD per month.  Mr. Reynolds also receives a housing allowance of $3,000 USD per month which commenced on July 1, 2011.  For the year ended December 31, 2011, Mr. Reynolds received $18,000 USD as a housing allowance.  A copy of the Employment Agreement was filed as Exhibit 10.24 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Cameron Reynolds was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Mr. Reynolds using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 1/2 to 6 years; exercise price of $3.00 to $5.00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the year ended December 31, 2011, none of these options have vested.

(6)

As of December 31, 2011, Malcolm Lewin was and currently is the CFO and Treasurer of the Company and the CFO of Singapore Volition.  There are no employment agreements by and between Malcolm Lewin and the Company or Singapore Volition.  Malcolm Lewin receives no compensation in exchange for his services as an executive officer of the Company.

Malcolm Lewin receives compensation in exchange for his services as an executive officer of Singapore Volition per the Consultancy Agreement (“Consultancy Agreement”) entered into by and between Singapore Volition and Mr. Malcolm Lewin dated July 10, 2011, pursuant to which Mr. Lewin shall serve as Chief Financial Officer of Singapore Volition and to devote at least twelve (12) days per month to carry out the duties as Chief Financial Officer.  According to the Consultancy Agreement, Mr. Lewin’s term as Chief Financial Officer shall commence on July 15, 2011 and terminate upon Mr. Lewin’s resignation or commitment of a material breach of the Consultancy Agreement or upon written notice by either party.  In exchange for such services, Singapore Volition shall pay Mr. Lewin a monthly fee of $5,000 USD, per the terms set forth in the agreement.  A copy of the Consultancy Agreement was filed as Exhibit 10.18 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Malcolm Lewin was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Mr. Lewin using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 1/2 to 6 years; exercise price of $3.00 to $5.00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the year ended December 31, 2011, none of these options have vested.

(7)

As of December 31, 2011, Rodney Gerard Rootsaert was and currently is the Secretary of the Company, the Administration and Legal Officer of Singapore Volition and the Secretary and a Director of Belgian Volition.   There are no employment agreements by and between Rodney Gerard Rootsaert and the Company, Singapore Volition or Belgian Volition.  Rodney Gerard Rootsaert receives no compensation in exchange for his services as an executive officer of the Company, Singapore Volition or Belgian Volition.

Rodney Gerard Rootsaert receives compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds, Rodney Rootsaert and Patrick Rousseau (former Managing Director of Belgian Volition).  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Additionally, Rodney Rootsaert receives compensation pursuant to that Employment Agreement (the “Employment Agreement”) dated September 4, 2010, with PB Commodities to serve as an executive officer of PB Commodities and to perform consulting services on its behalf for a term of twelve (12) months which shall be automatically extended for additional terms of twelve (12) months.  In exchange for these services, Mr. Rootsaert shall receive $6,000 USD per month.  A copy of the Employment Agreement was filed as Exhibit 10.25 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Rodney Rootsaert was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Mr. Rootsaert using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 1/2 to 6 years; exercise price of $3.00 to $5.00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the year ended December 31, 2011, none of these options have vested.

(8)

As of December 31, 2011, Dr. George S. Morris was the former CEO and a Director of Singapore Volition and a former Director of Belgian Volition.  On June 6, 2011, he resigned from his position as a Director of Belgian Volition and on October 7, 2011, he resigned from his position as a Director of Singapore Volition.

In exchange for his services as CEO of Singapore Volition, Dr. Morris received $10,000 USD per month pursuant to that certain employment agreement (“Employment Agreement”) entered into by and between Singapore Volition and Dr. Morris dated September 29, 2010.  The term of the Employment Agreement is an initial twelve (12) months which shall automatically be renewed for additional periods of twelve (12) months.  A copy of the Employment Agreement was filed as Exhibit 10.23 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

On February 22, 2011, Dr. Morris resigned as CEO of Singapore Volition and was appointed to the new position of Operational Director of Singapore Volition from which he resigned on June 10, 2011.  On June 21, 2011, Dr. Morris and Singapore Volition entered into an option agreement pursuant to which Dr. Morris was granted an option to purchase 100,000 shares of Singapore Volition at an exercise price of $0.50 per shares as a condition of his resignation from Singapore Volition.  The options shall vest on June 21, 2011 and shall expire on June 21, 2016.  As of the year ended December 31, 2011, none of these options have been exercised.  The Company has calculated the estimated fair market value of the options granted to Dr. Morris using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $0.50; expected term of five years, exercise price of $0.50, a risk free interest rate of 1.57%, a dividend yield of 0% and volatility of 190%.

(9)

As of December 31, 2011, Sarah Lee Hwee Hoon was and currently is the Secretary and a Director of Hypergenomics Pte Limited.  There is no employment agreement by and between Sarah Lee Hwee Hoon and Hypergenomics Pte Limited.  Sarah Lee Hwee Hoon receives no compensation in exchange for her services as an executive officer of Hypergenomics Pte Limited.

Narrative Disclosure to Summary Compensation Table

As at December 31, 2011 and 2010, neither the Company, Singapore Volition or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from the Company, Singapore Volition or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Singapore Volition or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Singapore Volition or its subsidiaries.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for the executive officers of the Company, Singapore Volition and its subsidiaries for the fiscal year ended December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Alexander Magallano	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
B. Gordon Brooke	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rudy Beloy Perez	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Cameron Reynolds(1)	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	20,000 20,000 20,000 20,000 20,000 20,000	$52,000 $52,000 $52,000 $52,000 $52,000 $52,000
Malcolm Lewin(2)	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	10,000 10,000 10,000 10,000 10,000 10,000	$26,000 $26,000 $26,000 $26,000 $26,000 $26,000
Rodney G. Rootsaert(3)	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	10,000 10,000 10,000 10,000 10,000 10,000	$26,000 $26,000 $26,000 $26,000 $26,000 $26,000
Dr. George S. Morris	100,000	-0-	-0-	$0.50	June 21, 2016	-0-	-0-	-0-	-0-
Sarah Lee Hwee Hoon(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

On November 25, 2011 (the “Grant Date”) Cameron Reynolds was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. As of the year ended December 31, 2011, none of these options have vested.

(2)

On November 25, 2011 (the “Grant Date”) Malcolm Lewin was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest.  As of the year ended December 31, 2011, none of these options have vested.

(3)

On November 25, 2011 (the “Grant Date”) Rodney Rootsaert was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The options shall expire three (3) years after they vest. As of the year ended December 31, 2011, none of these options have vested.

Long-Term Incentive Plans

As at December 31, 2011 and 2010, there were no arrangements or plans in which the Company, Singapore Volition or its subsidiaries provided pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

As at December 31, 2011 and 2010, neither the Company, Singapore Volition nor its subsidiaries had a compensation committee of the Board of Directors. The Board of Directors as a whole determined executive compensation.

Compensation of Directors

The following table sets forth the compensation paid to the directors of the Company, Singapore Volition and its subsidiaries for the fiscal year ended December 31, 2011.  Unless otherwise specified, the term of each director is that as set forth under that section of Item 10 Directors and Executive Officers entitled, “Term of Office”.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Magallano(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
B. Gordon Brooke(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Cameron Reynolds(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Guy Archibald Innes(5)	5,616	-0-	688	-0-	-0-	-0-	6,304
Dr. Martin Faulkes(6)	5,616	-0-	245,028(6)	-0-	-0-	-0-	250,644
Laith Reynolds(7)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dr. George S. Morris(8)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dr. Satu Vainikka(9)	5,616	-0-	688	-0-	-0-	-0-	6,304
Dr. Alan Colman(10)	58,000	-0-	49,119(10)	-0-	-0-	-0-	107,119
Patrick Rousseau(11)	33,770	-0-	-0-	-0-	-0-	-0-	33,770
Rodney Rootsaert(12)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dr. Jacob Micallef(13)	-0-	-0-	2,751	-0-	-0-	-0-	-0-
Sarah Lee Hwee Hoon(14)	-0-	-0-	550	-0-	-0-	-0-	550
Kevin John Alexander(15)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

All Option Awards have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)

As of December 31, 2011, Alexander Magallano was a former Director of the Company.  On October 6, 2011, he resigned from all positions with the Company.  There are no employment agreements by and between Alexander Magallano and the Company.  Alexander Magallano did not receive any compensation in exchange for his services as a Director of the Company.

(3)

As of December 31, 2011, B. Gordon Brooke was a former Director of the Company.  On October 6, 2011, he resigned from all positions with the Company.  There are no employment agreements by and between B. Gordon Brooke and the Company.  B. Gordon Brooke did not receive any compensation in exchange for his services as a Director of the Company.

(4)

As of December 31, 2011, Cameron Reynolds was and currently is a Director of the Company, Singapore Volition, Belgian Volition and Hypergenomics Pte Limited.  On January 18, 2012, Mr. Reynolds was appointed as Managing Director of Belgian Volition.  There are no employment agreements by and between Cameron Reynolds and the Company, Singapore Volition, Belgian Volition and Hypergenomics Pte Limited.  Cameron Reynolds receives no compensation in exchange for his services as a Director of the Company, Singapore Volition, Belgian Volition or Hypergenomics Pte Limited.

(5)

As of December 31, 2011, Guy Archibald Innes was and currently is a Director of the Company and Singapore Volition.  There are no employment agreements by and between Guy Archibald Innes and the Company.  Guy Archibald Innes receives no compensation in exchange for his services as a Director of the Company.

Guy Archibald Innes receives compensation in exchange for his services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Non-Executive Director with Guy Archibald Innes (“Letter of Appointment”) entered into with Singapore Volition on September 23, 2010, pursuant to which Mr. Innes shall serve as a non-executive director commencing on August 18, 2010 and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon his office as director being vacated.  In exchange for his services, he shall receive $6,250 USD per calendar quarter following the admission of the shares of Singapore Volition to a recognized exchange, per the terms set forth in the letter.  A copy of the Letter of Appointment was filed as Exhibit 10.11 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Additionally, on November 25, 2011 (the “Grant Date”) Guy Innes was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Guy Innes using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 1/2 to 6 years; exercise price of $3.00 to $5.00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the year ended December 31, 2011, none of these options have vested.

(6)

As of December 31, 2011, Dr. Martin Faulkes was and currently is a Director of the Company, Singapore Volition and Belgian Volition.  There are no employment agreements by and between Dr. Martin Faulkes and the Company or Belgian Volition.  Dr. Martin Faulkes receives no compensation in exchange for his services as a Director of the Company or Belgian Volition.

Dr. Martin Faulkes receives compensation in exchange for his services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Executive Chairman with Dr. Martin Faulkes (“Letter of Appointment”), entered into with Singapore Volition on July 13, 2011, pursuant to which Dr. Faulkes shall serve as executive chairman of the Board of Directors of Singapore Volition commencing on March 22, 2011 for a term of three (3) years and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon his office as Executive Chairman being vacated.  In exchange for his services, he shall receive an annual fee of $90,000 USD to commence following the admission of the shares of Singapore Volition to a recognized exchange and Singapore Volition being sufficiently funded in the opinion of the Board.  If the Board believes that the company is not sufficiently funded, Dr. Faulkes shall receive $6,250 USD per calendar quarter under the company is sufficiently funded.

Singapore Volition shall enter into an option agreement with Dr. Faulkes to grant to him an option to purchase up to 250,000 shares of Singapore Volition at an exercise price of $1.05 per share, per the terms set forth in the letter.  The option agreement was entered into by and between the parties on July 13, 2011.  The options shall vest on July 13, 2011 and shall expire on July 13, 2016.  As of the year ended December 31, 2011, none of these options have been exercised.  The Company has calculated the estimated fair market value of the options granted to Dr. Faulkes as $244,340 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.00; expected term of five years, exercise price of $1.05, a risk free interest rate of 1.45%, a dividend yield of 0% and volatility of 190%.  A copy of the Letter of Appointment was filed as Exhibit 10.19 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Additionally, on November 25, 2011 (the “Grant Date”) Dr. Faulkes was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Faulkes as $688 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 1/2 to 6 years; exercise price of $3.00 to $5.00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the year ended December 31, 2011, none of these options have vested.

(7)

As of December 31, 2011, Laith Reynolds was a former Director of Singapore Volition.  On October 7, 2011, he resigned from all positions with Singapore Volition.  There are no employment agreements by and between Laith Reynolds and Singapore Volition.  Laith Reynolds received no compensation in exchange for his services as a Director of Singapore Volition.

(8)

As of December 31, 2011, Dr. George S. Morris was a former Director of Belgian Volition and a former Director of Singapore Volition.  On June 6, 2011, he resigned from his position as a Director of Belgian Volition and on October 7, 2011, he resigned from his position as a Director of Singapore Volition.  Dr. George S. Morris received no compensation in exchange for his services as a Director of Belgian Volition or Singapore Volition.  There are no employment agreements by and between Dr. George S. Morris and Belgian Volition or Singapore Volition for his position as a Director.

(9)

As of December 31, 2011, Dr. Satu Vainikka was and currently is a Director of the Company.  As of December 31, 2011, she was a former Director of Belgian Volition and Singapore Volition.  On April 1, 2011, she resigned from all positions with Belgian Volition and on October 7, 2011, she resigned from all positions with Singapore Volition.  Dr. Satu Vainikka received no compensation in exchange for her services as a Director of the Company or Belgian Volition.  There are no employment agreements by and between Dr. Satu Vainikka and the Company or Belgian Volition.

Dr. Satu Vainikka received compensation in exchange for her services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Non-Executive Director with Satu Vainikka (“Letter of Appointment”) entered into with Singapore Volition on September 22, 2010, pursuant to which Dr. Vainikka shall serve as a non-executive director commencing on October 11, 2010 and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon her office as director being vacated.  In exchange for her services, she shall receive $6,250 USD per calendar quarter following the admission of the shares of Singapore Volition to a recognized exchange, per the terms set forth in the letter.  A copy of the Letter of Appointment was filed as Exhibit 10.10 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Dr. Vainikka was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Vainikka using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 1/2 to 6 years; exercise price of $3.00 to $5.00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the year ended December 31, 2011, none of these options have vested.

(10)

As of December 31, 2011, Dr. Alan Colman was and currently is a Director of the Company and Singapore Volition.  Dr. Alan Colman receives no compensation in exchange for his services as a Director of the Company.

Dr. Alan Colman receives compensation in exchange for his services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Non-Executive Director with Dr. Alan Colman (“Letter of Appointment”) entered into with Singapore Volition on May 25, 2011, pursuant to which Dr. Colman shall serve as a non-executive director of Singapore Volition commencing on April 1, 2011 and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon his office as director being vacated.  In exchange for his services, he shall receive $6,000 USD per month, payable as follows:  a) for the period from April 1, 2011 to September 30, 2011, $3,000 USD per month shall be paid to Dr. Colman and $3,000 USD per month shall be converted to shares or share options (at the discretion of Dr. Colman) of Singapore Volition or the Company; and b) for the period commencing October 1, 2011, Dr. Colman shall receive $6,000 USD per month in cash or stock or a combination of both, at his sole discretion.

Singapore Volition shall enter into an Option Agreement with Dr. Colman pursuant to which he shall receive an option to purchase up to 100,000 shares of Singapore Volition at an exercise price of $0.50 per share, per the terms set forth in the letter.  The parties entered into the option agreement on April 1, 2011.  The options shall vest on April 1, 2011 and shall expire on April 1, 2016.  As of the year ended December 31, 2011, none of these options have been exercised.  The Company has calculated the estimated fair market value of the options granted to Dr. Colman as $48,431 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $0.50; expected term of five years, exercise price of $0.50, a risk free interest rate of 2.24%, a dividend yield of 0% and volatility of 190%.  A copy of the Letter of Appointment was filed as Exhibit 10.13 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Additionally, on November 25, 2011 (the “Grant Date”) Dr. Colman was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Faulkes as $688 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 1/2 to 6 years; exercise price of $3.00 to $5,00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the year ended December 31, 2011, none of these options have vested.

(11)

As of December 31, 2011, Patrick Rousseau was the Managing Director of Belgian Volition.  On January 18, 2012, he resigned from all positions with Belgian Volition.

Patrick Rousseau received $2,814 (€2,000 EUR) per month as compensation in exchange for his services as a Director of Belgian Volition.  There was no written agreement between Patrick Rousseau and Belgian Volition setting forth such compensation.

Additionally, Patrick Rousseau received compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”). The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds, Rodney Rootsaert and Patrick Rousseau (former Managing Director of Belgian Volition).  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Furthermore, Patrick Rousseau received compensation pursuant to that certain Consultancy Agreement (the “Consultancy Agreement”) dated October 4, 2010, by and between PB Commodities and Kendall Life Sciences Consultants Ltd (“Kendall”) pursuant to which Kendall shall provide consultancy services to PB Commodities through Patrick Rousseau commencing on October 1, 2010 and continuing unless and until terminated.  Such services shall include fundraising and developing and implementing Singapore Volition’s business plan.  In exchange for such services, PB Commodities shall pay €2,000 EUR per month to Kendall.  A copy of the Consultancy Agreement was filed as Exhibit 10.26 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

(12)

As of December 31, 2011, Rodney Rootsaert was and currently is a Director of Belgian Volition.  There are no employment agreements by and between Rodney Rootsaert and Belgian Volition.  Rodney Rootsaert receives no compensation in exchange for his services as a Director of Belgian Volition.

(13)

As of December 31, 2011, Dr. Jacob Micallef was and currently is a Director of Belgian Volition.  There are no employment agreements by and between Dr. Jacob Micallef and Belgian Volition.  Dr. Micallef receives no compensation in exchange for his services as a Director of Belgian Volition.

 On November 25, 2011 (the “Grant Date”) Dr. Micallef was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Micallef using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 1/2 to 6 years; exercise price of $3.00 to $5,00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the year ended December 31, 2011, none of these options have vested.

(14)

As of December 31, 2011, Sarah Lee Hwee Hoon was and currently is a Director of Hypergenomics Pte Limited. There are no employment agreements by and between Sarah Lee Hwee Hoon and Hypergenomics Pte Limited.  Sarah Lee Hwee Hoon receives no compensation in exchange for her services as a Director of Hypergenomics Pte Limited.

On November 25, 2011 (the “Grant Date”) Sarah Lee Hwee Hoon was granted an option to purchase 24,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 4,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 4,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 4,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Sarah Lee Hwee Hoon using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 1/2 to 6 years; exercise price of $3.00 to $5,00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the year ended December 31, 2011, none of these options have vested.

(15)

As of December 31, 2011, Kevin John Alexander was a former Director of the Company.  On December 6, 2011, he resigned from all positions with the Company.  There are no employment agreements by and between Kevin John Alexander and the Company.  Kevin John Alexander did not receive any compensation in exchange for his services as a Director of the Company.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 10, 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Rodney Gerard Rootsaert (3) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	2,042,088 (4)	23.62%
Dr. Martin Faulkes (5) Eastwoods, The Chase Oxshott Surrey, KT22 0HR UK	Common	810,000	9.37%
Guy Archibald Innes (6) Wickhurst Manor, Wickhurst Road Weald Sevenoaks Kent, UK TN14 6LY	Common	430,000	4.97%
Cameron Reynolds (7) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	200,001	2.31%
Dr. Jacob Micallef (8) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	76,166	0.88%
Dr. Alan Colman (9) 156 Gibraltar Crescent Singapore 759588	Common	12,500	0.14%
Malcolm Lewin (10) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	0	0.00%
Dr. Satu Vainikka (11) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	0	0.00%
Sarah Lee Hwee Hoon (12) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	0	0.00%
Patrick Rousseau (13) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	0	0.00%
All Officers and Directors as a Group (10 Persons)	Common	1,528,667	41.29%
Concord International, Inc. (14) 150 Orchard Road, Orchard Plaza, #08-02 Singapore 238841	Common	2,042,088	23.62%
Appletree Investment Management, Inc. (15) 179 Upper Richmond Road West East Sheen, London, SW14 8DU UK	Common	802,112	9.28%
ValiRX PLC (16) 24 Greville Street London EC1N 8SS	Common	510,811	5.91%

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

(2)

Based on 8,645,652 issued and outstanding shares of Common Stock as of April 10, 2012.

(3)

Rodney Gerard Rootsaert is the Company’s Secretary.  Mr. Rootsaert is also the Administrative and Legal Officer of Singapore Volition and the Secretary and a Director of Belgian Volition.  His beneficial ownership includes 0 common shares and 10,000 outstanding and unexercised options which vest on May 25, 2012 under the 2011 Equity Incentive Plan dated November 17, 2011.

(4)

Includes 2,042,088 common shares beneficially owned by Concord International, Inc.  Rodney Rootsaert is a controlling director of Concord International, Inc. and has voting and dispositive control over the 2,042,088 common shares. Cameron Reynolds is a potential beneficiary.

(5)

Dr. Martin Faulkes is a Director of the Company, Singapore Volition and Belgian Volition.  His beneficial ownership includes 810,000 common shares, 250,000 outstanding and unexercised warrants and 5,000 outstanding and unexercised options which vest on May 25, 2012 under the 2011 Equity Incentive Plan dated November 17, 2011.

(6)

Guy Archibald Innes is a Director of the Company and Singapore Volition.  His beneficial ownership includes 430,000 common shares, 100,000 outstanding and unexercised warrants and 5,000 outstanding and unexercised options which vest on May 25, 2012 under the 2011 Equity Incentive Plan dated November 17, 2011.

(7)

Cameron Reynolds is the Company’s President, Chief Executive Officer and a member of the Board of Directors.  Mr. Reynolds is also the Chief Executive Officer and a Director of Singapore Volition, the Managing Director of Belgian Volition, and Chief Executive Officer and a Director of Hypergenomics Pte Limited.  His beneficial ownership includes 200,001 common shares and 20,000 outstanding and unexercised options which vest on May 25, 2012 under the 2011 Equity Incentive Plan dated November 17, 2011.

(8)

Dr. Jacob Micallef is a Director of Belgian Volition.  His beneficial ownership includes 76,166 common shares and 20,000 outstanding and unexercised options which vest on May 25, 2012 under the 2011 Equity Incentive Plan dated November 17, 2011..

(9)

Dr. Alan Colman is a Director of the Company and Singapore Volition.  His beneficial ownership includes 12,500 common shares, 100,000 outstanding and unexercised warrants and 5,000 outstanding and unexercised options which vest on May 25, 2012 under the 2011 Equity Incentive Plan dated November 17, 2011.

(10)

Malcolm Lewin is the Company’s Chief Financial Officer and Treasurer.  Mr. Lewin is also the Chief Financial Officer of Singapore Volition.  His beneficial ownership includes 0 common shares and 10,000 outstanding and unexercised options which vest on May 25, 2012 under the 2011 Equity Incentive Plan dated November 17, 2011.

(11)

Dr. Satu Vainikka is a member of the Company’s Board of Directors and a former Director of Singapore Volition.  Her beneficial ownership includes 0 common shares and 5,000 outstanding and unexercised options which vest on May 25, 2012 under the 2011 Equity Incentive Plan dated November 17, 2011..

(12)

Sarah Lee Hwee Hoon is the Secretary and a Director of Hypergenomics Pte Limited.  Her beneficial ownership includes 0 common shares and 4,000 outstanding and unexercised options which vest on May 25, 2012 under the 2011 Equity Incentive Plan dated November 17, 2011.

(13)

Patrick Rousseau is the former Managing Director of Belgian Volition.  His beneficial ownerships includes 0 common shares.

(14)

Concord International, Inc.’s beneficial ownership includes 2,042,088 common shares.  Rodney Rootsaert is a controlling director of Concord International, Inc. and has voting and dispositive control over the 2,042,088 common shares. Cameron Reynolds is a potential beneficiary.

(15)

Robert James Cooles holds investment and voting control over the 802,112 common shares beneficially owned by Appletree Investment Management, Inc.

(16)

ValiRX PLC’s beneficial ownership includes 510,811 common shares.  ValiRX PLC is a public company listed on the London Stock Exchange (AIM). According to the AIM’s website, www.londonstockexchange.com/companies-and-advisors/aim/aim/aim.htm, as of January 31, 2012, there were 1,059,562,609 issued and outstanding common shares of ValiRX PLC.  Currently, there are no shareholders of ValiRX PLC who hold more than 5% of the total shares.  The Company has no knowledge of the identity of the controlling shareholders of ValiRX PLC that hold the voting and dispositive control over the shares as this information is unavailable to the public.  Further, the Company was unable to obtain a shareholders list.  ValiRX PLC has no control, either indirect or direct, of the Company.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company, other than as previously disclosed.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

1)

On August 6, 2010, Singapore Volition entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition), Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) and Rodney Rootsaert (current Secretary of VolitionRx Limited) were serving as Directors of PB Commodities.  (Subsequently, Mr. Cameron Reynolds resigned as a Director of PB Commodities on May 1, 2011 and Mr. Rootsaert resigned on September 20, 2011.)  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  In exchange, Singapore Volition shall pay an initial set up fee to PB Commodities of $11,250 USD.  Additionally, Singapore Volition shall pay $5,700 USD per month for office space and staff services as well as pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds ($8,000 USD), Rodney Rootsaert ($6,000 USD) and Patrick Rousseau - former Managing Director of Belgian Volition (€2,000 EUR).  Singapore Volition is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  For the fiscal year ended December 31, 2011, Singapore Volition paid approximately $288,000 USD to PB Commodities.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

2)

 On September 22, 2010, Singapore Volition entered into a Share Purchase Agreement (“Agreement”) with ValiRX, pursuant to which Singapore Volition shall purchase all shares held by ValiRX in ValiBio.  In exchange for the ValiBio shares, Singapore Volition shall pay $400,000 USD to ValiRX in four equal payments (made on October 08, 2010; January 19, 2011; April 14, 2011 and July 11, 2011 respectively) and stock with a value of $600,000 USD of Singapore Volition or a newly listed entity with the price per share to be determined by: a) the 30 day average closing middle market price immediately prior to the issuance of shares, if Singapore Volition or a newly listed entity following the merger or reverse takeover of Singapore Volition; or b) the average subscription price at which Singapore Volition has raised capital during the period of the Agreement, if Singapore Volition is not listed within 350 days of the Agreement; or c) the mutual consent of the parties in writing prior to the issuance.  The price per share will be determined by whichever of the above occurs first.  A copy of the Share Purchase Agreement was filed as Exhibit 10.08 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

On June 9, 2011, Singapore Volition and ValiRX entered into a Supplementary Agreement to the Share Purchase Agreement between the parties dated September 22, 2010 (“Supplemental Agreement”), pursuant to which ValiRX shall transfer ownership of the ValiRX patent application for the “Method for Detecting the Presence of a Gynecological Growth” to Singapore Volition.  As consideration, Singapore Volition shall issue additional shares of its common stock or that of a newly listed entity to ValiRX with a value of $510,000 USD.   This issuance shall be made in addition to the issuance to be made to ValiRX pursuant to that certain Share Purchase Agreement dated September 22, 2010 and the price per share of the new issuance shall be determined by the terms of that Share Purchase Agreement.  A copy of the Supplemental Agreement was filed as Exhibit 10.15 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.  During the year ended December 31, 2011 (issued on December 6, 2011), the Company issued 525,000 shares of common stock at a price of approximately $2.11 per share, as settlement of the $510,000 USD and the $600,000 USD pursuant to that certain Share Purchase Agreement and Supplemental Agreement.

On September 22, 2010, Singapore Volition entered into a Deed of Novation (“Deed of Novation”) by and among ValiRX, ValiBio and Chroma, pursuant to which the parties agreed that ValiRX’s rights, obligations and liabilities under that certain Patent License Agreement by and between ValiRX and Chroma dated October 3, 2007 shall be novated to Singapore Volition.  As consideration, Singapore Volition shall pay directly to Chroma 5% of each payment due to ValiRX pursuant to that certain Share Purchase Agreement dated September 22, 2010, per the terms of the Deed of Novation.  A copy of the Deed of Novation was filed as Exhibit 10.09 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

During the year ended December 31, 2011, the Company issued 510,811 shares of common stock to ValiRx and 14,189 shares of common stock to Chroma (both issuances were made on December 6, 2011) at a price of approximately $2.11 per share, as settlement of the $510,000 USD and the $600,000 USD pursuant to that certain Share Purchase Agreement, Supplemental Agreement and the Deed of Novation.  During the year ended December 31, 2011, Singapore Volition paid $15,000 USD to Chroma per the terms of that certain Deed of Novation.

3)

On August 10, 2011, Singapore Volition entered into a service agreement (the “Service Agreement”) with Volition Research Limited (“Research”), a 100% subsidiary of The Dill Faulkes Educational Trust, a registered UK charity (Charity No. 1070864).   Dr. Martin Faulkes (current Director of VolitionRx Limited) and Mr. Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) currently serve as directors of Research but do not receive any compensation in exchange for their directorship.   Further, neither Dr. Faulkes nor Mr. Reynolds receives any compensation whatsoever pursuant to the Service Agreement.  The Service Agreement provides for Research to perform services for Singapore Volition for a period of five years for $21,000 USD per year for an aggregate of $105,000 USD.  During the year ended December 31, 2011, Singapore Volition paid Research a total of $8,750 for its services.  Such services require Research to liaison with various medical institutions to promote and raise the profile of Singapore Volition, build and develop long term relationships between UK and International cancer charities and Singapore Volition, and lobby government, health organization and other policy makers on behalf of Singapore Volition and promote the socially responsible ethos of Singapore Volition.

On August 11, 2011, the parties entered into a Settlement Agreement of the Service Agreement (the “Settlement Agreement”) agreeing to convert the $105,000 USD fees due to Research under the Service Agreement to 350,000 shares ($0.30/share) of common stock in Singapore Volition.  During the year ended December 31, 2011, Singapore Volition issued 350,000 shares to Research (issued on September 8, 2011).  The value of the shares acquired were reassessed in accordance with US GAAP related party rules, which has resulted in an increase in their value to $1.00 per share and a corresponding increase in the value attributed to the services for the purposes of the accounts to $350,0000, or $70,000 per year.  True and correct copies of the Service Agreement and Settlement Agreement were filed as Exhibits 10.20 and 10.21, respectively, as part of our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012, and are incorporated herein by reference.

4)

On October 1, 2011, Hypergenomics Limited entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition) was serving as a Director of PB Commodities. The Agreement provides office space and office support staff to Hypergenomics Limited for $1,450 USD per month. Hypergenomics is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on October 1, 2011, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.   For the fiscal year ended December 31, 2011 Hypergenomics paid approximately $8,700 USD to PB Commodities.  A copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

5)

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP per month commencing on November 1, 2010. Singapore Volition is also required to pay for all reasonable expenses incurred. Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited), Rodney Rootsaert (current Secretary of VolitionRx Limited) and Laith Reynolds (former Director of Singapore Volition) serve as Directors of Mining House (Mr. Cameron Reynolds resigned September 30, 2011) but do not receive any compensation in exchange for their directorship. Further, neither Cameron Reynolds, Rodney Rootsaert nor Laith Reynolds receives any compensation whatsoever from Mining House. For the fiscal year ended December 31, 2011 Singapore Volition paid approximately £25,000 to Mining House. There is no written agreement setting forth the terms of this arrangement.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

·

Disclosing such transactions in reports where required;

·

Disclosing in any and all filings with the SEC, where required;

·

Obtaining disinterested directors consent; and

·

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

According to the NASDAQ definition, Cameron Reynolds is not an independent director because he is also an executive officer of the Company.   Further, Dr. Martin Faulkes, Guy Archibald Innes and Dr. Alan Colman are not independent directors because they are stockholders of the Company.  Dr. Satu Vainikka, however, is an independent director.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended December 31, 2011	Year Ended August 31, 2011*	Year Ended August 31, 2010*
Audit fees	$15,000	$4,950	1,700
Audit-related fees	$0	$0	0
Tax fees	$0	$0	0
All other fees	$0	$0	0
Total	$15,000	$4,950	1,700

(*)   On December 1, 2011, the Company’s Board of Directors approved a change in the Company's fiscal year end from August 31st to December 31st.

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $15,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

During the fiscal year ended August 31, 2011, we incurred approximately $4,950 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2011.

During the fiscal year ended August 31, 2010, we incurred approximately $1,700 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011, August 31, 2011 and August 31, 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A were $0, $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and August 31, 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0, $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2011 and August 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $0, $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.13	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.15	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.18	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.19	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.23	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.27	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: April 16, 2012

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President and Chief Executive Officer

Dated:  April 16, 2012

/s/ Malcolm Lewin

By: Malcolm Lewin

Its: Chief Financial Officer & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  April 16, 2012

/s/ Cameron Reynolds

Cameron Reynolds - Director

Dated:  April 16, 2012

/s/ Dr. Martin Faulkes

Dr. Martin Faulkes - Director

Dated:  April 16, 2012

/s/ Dr. Satu Vainikka

Dr. Satu Vainikka - Director

Dated:  April 16, 2012

/s/ Guy Archibald Innes

Guy Archibald Innes - Director

Dated:  April 16, 2012

/s/ Dr. Alan Colman

Dr. Alan Colman - Director