Form 10-KT/A
period 2011-12-31
VOLITIONRX LTD
filed 2012-05-08
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-KT/A

Amendment No. 1

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

Yes       .

 No   X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011 was $9,781,132 based upon the price ($2.60) at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “VNRX.OB”

As of May 1 , 2012, there were 8,645,652 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to our Transition Report on Form 10-KT originally filed on April 16, 2012 (the “Original Filing”), is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission and to file herewith the interactive data exhibits pursuant to Item 601(b)(101) of Regulation S-K.  For convenience and ease of reference, the Company is filing this Form 10-KT in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of April 16, 2012, the filing date of the Original Filing. Except as stated herein, this Amended Form 10-KT/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

FORWARD-LOOKING STATEMENTS

 This Amended Transition Report on Form 10-KT/A contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Singapore Volition (registration number 201016543R) was incorporated on August 5, 2010 in Singapore as a Limited Private Company.  The business plan of Singapore Volition is to acquire, develop and bring to production life science technologies.  Singapore Volition has two subsidiaries, Belgian Volition SA (formerly ValiBio SA), a Belgium registered company incorporated on July 23, 2007 (“Belgian Volition”), and HyperGenomics Pte Limited, a Singapore registered company incorporated on March 7, 2011 (“HyperGenomics Pte Limited”).  Singapore Volition purchased 99.9% of the shares of ValiBio SA from ValiRX PLC (“ValiRX”) pursuant to that certain Share Purchase Agreement with ValiRX dated September 22, 2010, and subsequently amended on June 9, 2011.  A copy of the Share Purchase Agreement was filed as Exhibit 2.01 to our Amended Current Report on Form 8-K/A filed with the SEC on May 8, 2012 and is incorporated herein by reference to Exhibit 2.01.   A copy of the Amendment was filed as Exhibit 10.15 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 2.02.  As a result, Belgian Volition became a subsidiary of Singapore Volition.  On March 7, 2011, Singapore Volition formed Hypergenomics Pte Limited as a wholly-owned subsidiary.

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

The Company is focused on responding to the need for early, accurate diagnostic tests through the development of its proprietary technologies and product prototypes. The Company intends to develop a range of products over the next 5-10 years with both general and specific cancer tests, on increasingly simple formats.  For the year ended December 31, 2010, the Company spent $172,194 on research and development activities.  For the year ended December 31, 2011, the Company spent $1,508,870 on research and development activities.  None of these costs are borne directly by customers as the Company is in the development stage and does not have any customers.

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

__________________________________

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

Endometriosis Intellectual Property

•

Singapore Volition authored the following patent application for its endometriosis test:

Endometriosis Diagnostic UK1012662.1:  Method for Detecting the Presence of a Gynaecological Growth

Application Date:  July 28, 2010

Status:  Pending Worldwide

For more information, see the section entitled “Material Contracts of Singapore Volition and its Subsidiaries” and Exhibits 2.01 and 2.02.

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

A clinical trial may be required in support of a 510(k) submission and is generally required for a PMA application. These trials generally require an effective Investigational Device Exemption (“IDE”), from the FDA for a specified number of patients, unless the product is exempt from IDE requirements or deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin 30 days after the submission of the IDE application unless the FDA or the appropriate institutional review boards at the clinical trial sites place the trial on clinical hold.

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

Belgian Volition rented laboratory and office space at Facultés Universitaires Notre-Dame de la Paix located at 61 rue de Bruxelles, B-5000, Namur, Belgium for approximately $1,007 USD (€778 EUR) per month pursuant to a lease entered into with the University on January 31, 2011 for a leasing term of one year.  On February 1, 2012, Belgian Volition entered into an amended leasing agreement with the University, extending the original lease for an additional three months.  On January 26, 2012 Belgian Volition entered into a new lease agreement to maintain its existing laboratory space only at the University for $1,294 USD (€1,000 EUR) per month commencing April 1, 2012 for a leasing term of one year.

On February 29, 2012, Belgian Volition entered into a lease agreement for larger laboratory and office space at 20A Rue de Séminaire, 5000, Namur, Belgium for approximately $4,960 USD (€3,833 EUR) per month commencing April 1, 2012 for a leasing term of two years. Additionally, Belgian Volition shall pay $1,941 USD (€1,500) EUR per month as a provision against expenses.

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

Record Holders

As at May 1 , 2012, an aggregate of 8,645,652 shares of our common stock were issued and outstanding and were owned by approximately 39 holders of record, based on information provided by our transfer agent.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Amended Transition Report on Form 10-KT/A contains forward-looking statements.  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

11.

Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,356,369 USD (€1,048,020 EUR) to help fund the research endeavors of the Company.  The Walloon Region agreed to provide working capital of $542,506 USD (€419,280 EUR), which was received by the Company during January 2011. Additional funds have been provided for approved expenditures. The Company will be obligated to pay a minimum of $406,810 (€314,406) if the project is deemed to be a failure under the terms of the agreement.  If the project is deemed a success, the Company will pay both the minimum of $406,810 USD (€314,406 EUR) and a 6 percent royalty on all relevant sales. The maximum amount payable due to the Walloon Region is twice the amount of funding received.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

11.  Commitments and Contingencies (Continued)

c) Leases

On January 31, 2011, the Company entered into a lease agreement to rent laboratory and office space at Namur in Belgium for a period of one year for approximately $1,007 USD (€778 EUR) per month. On February 1, 2012, this agreement was extended for an additional three months on the same terms. On January 26, 2012, the Company entered into a new lease agreement in respect of the foregoing laboratory space for $1,294 USD (€1,000 EUR) per month commencing April1, 2012, for a period of one year. On February 29, 2012, the Company entered into a lease agreement for additional laboratory and office space at Namur for approximately $4,960 USD (€3,833 EUR) per month commencing April 1, 2012, for a period of two years. Under this agreement the Company is also obliged to pay $1,941 USD (€1,500 EUR) per month as a provisional amount against expenses.

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

The Company provided a copy of the foregoing disclosures to M&A prior to the date of filing of a Current Report on Form 8-K on November 30, 2011 (the “Form 8-K Report”), and requested that M&A furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agreed with the statements in the Form 8-K Report. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 to the Form 8-K Report and is incorporated herein by reference to Exhibit 16.01.

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

Cameron Reynolds receives compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds, Rodney Rootsaert and Patrick Rousseau (former Managing Director of Belgian Volition).  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.07 ..

Additionally, Cameron Reynolds receives compensation pursuant to that certain Employment Agreement (the “Employment Agreement”) dated September 4, 2010, with PB Commodities to serve as an executive officer of PB Commodities and to perform consulting services on its behalf for a term of twelve (12) months which shall be automatically extended for additional terms of twelve (12) months.  In exchange for these services, Mr. Reynolds shall receive $8,000 USD per month.  Mr. Reynolds also receives a housing allowance of $3,000 USD per month which commenced on July 1, 2011.  For the year ended December 31, 2011, Mr. Reynolds received $18,000 USD as a housing allowance.  A copy of the Employment Agreement was filed as Exhibit 10.24 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.24 ..

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

Malcolm Lewin receives compensation in exchange for his services as an executive officer of Singapore Volition per the Consultancy Agreement (“Consultancy Agreement”) entered into by and between Singapore Volition and Mr. Malcolm Lewin dated July 10, 2011, pursuant to which Mr. Lewin shall serve as Chief Financial Officer of Singapore Volition and to devote at least twelve (12) days per month to carry out the duties as Chief Financial Officer.  According to the Consultancy Agreement, Mr. Lewin’s term as Chief Financial Officer shall commence on July 15, 2011 and terminate upon Mr. Lewin’s resignation or commitment of a material breach of the Consultancy Agreement or upon written notice by either party.  In exchange for such services, Singapore Volition shall pay Mr. Lewin a monthly fee of $5,000 USD, per the terms set forth in the agreement.  A copy of the Consultancy Agreement was filed as Exhibit 10.18 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.18.

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

Rodney Gerard Rootsaert receives compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds, Rodney Rootsaert and Patrick Rousseau (former Managing Director of Belgian Volition).  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.07 ..

Additionally, Rodney Rootsaert receives compensation pursuant to that Employment Agreement (the “Employment Agreement”) dated September 4, 2010, with PB Commodities to serve as an executive officer of PB Commodities and to perform consulting services on its behalf for a term of twelve (12) months which shall be automatically extended for additional terms of twelve (12) months.  In exchange for these services, Mr. Rootsaert shall receive $6,000 USD per month.  A copy of the Employment Agreement was filed as Exhibit 10.25 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.25.

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

In exchange for his services as CEO of Singapore Volition, Dr. Morris received $10,000 USD per month pursuant to that certain employment agreement (“Employment Agreement”) entered into by and between Singapore Volition and Dr. Morris dated September 29, 2010.  The term of the Employment Agreement is an initial twelve (12) months which shall automatically be renewed for additional periods of twelve (12) months.  A copy of the Employment Agreement was filed as Exhibit 10.23 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.23.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ($)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Alexander Magallano	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
B. Gordon Brooke	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rudy Beloy Perez	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Cameron Reynolds(1)	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	20,000 20,000 20,000 20,000 20,000 20,000	$52,000 $52,000 $52,000 $52,000 $52,000 $52,000
Malcolm Lewin(2)	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	10,000 10,000 10,000 10,000 10,000 10,000	$26,000 $26,000 $26,000 $26,000 $26,000 $26,000
Rodney G. Rootsaert(3)	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	10,000 10,000 10,000 10,000 10,000 10,000	$26,000 $26,000 $26,000 $26,000 $26,000 $26,000
Dr. George S. Morris	100,000	-0-	-0-	$0.50	June 21, 2016	-0-	-0-	-0-	-0-
Sarah Lee Hwee Hoon	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Guy Archibald Innes receives compensation in exchange for his services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Non-Executive Director with Guy Archibald Innes (“Letter of Appointment”) entered into with Singapore Volition on September 23, 2010, pursuant to which Mr. Innes shall serve as a non-executive director commencing on August 18, 2010 and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon his office as director being vacated.  In exchange for his services, he shall receive $6,250 USD per calendar quarter following the admission of the shares of Singapore Volition to a recognized exchange, per the terms set forth in the letter.  A copy of the Letter of Appointment was filed as Exhibit 10.11 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.11.

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

Singapore Volition shall enter into an option agreement with Dr. Faulkes to grant to him an option to purchase up to 250,000 shares of Singapore Volition at an exercise price of $1.05 per share, per the terms set forth in the letter.  The option agreement was entered into by and between the parties on July 13, 2011.  The options shall vest on July 13, 2011 and shall expire on July 13, 2016.  As of the year ended December 31, 2011, none of these options have been exercised.  The Company has calculated the estimated fair market value of the options granted to Dr. Faulkes as $244,340 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.00; expected term of five years, exercise price of $1.05, a risk free interest rate of 1.45%, a dividend yield of 0% and volatility of 190%.  A copy of the Letter of Appointment was filed as Exhibit 10.19 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.19.

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

Dr. Satu Vainikka received compensation in exchange for her services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Non-Executive Director with Satu Vainikka (“Letter of Appointment”) entered into with Singapore Volition on September 22, 2010, pursuant to which Dr. Vainikka shall serve as a non-executive director commencing on October 11, 2010 and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon her office as director being vacated.  In exchange for her services, she shall receive $6,250 USD per calendar quarter following the admission of the shares of Singapore Volition to a recognized exchange, per the terms set forth in the letter.  A copy of the Letter of Appointment was filed as Exhibit 10.10 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.10 ..

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

Singapore Volition shall enter into an Option Agreement with Dr. Colman pursuant to which he shall receive an option to purchase up to 100,000 shares of Singapore Volition at an exercise price of $0.50 per share, per the terms set forth in the letter.  The parties entered into the option agreement on April 1, 2011.  The options shall vest on April 1, 2011 and shall expire on April 1, 2016.  As of the year ended December 31, 2011, none of these options have been exercised.  The Company has calculated the estimated fair market value of the options granted to Dr. Colman as $48,431 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $0.50; expected term of five years, exercise price of $0.50, a risk free interest rate of 2.24%, a dividend yield of 0% and volatility of 190%.  A copy of the Letter of Appointment was filed as Exhibit 10.13 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.13.

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

Patrick Rousseau received $2,814 USD (€2,000 EUR) per month as compensation in exchange for his services as a Director of Belgian Volition.  There was no written agreement between Patrick Rousseau and Belgian Volition setting forth such compensation.

Additionally, Patrick Rousseau received compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”). The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds, Rodney Rootsaert and Patrick Rousseau (former Managing Director of Belgian Volition).  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.07 ..

Furthermore, Patrick Rousseau received compensation pursuant to that certain Consultancy Agreement (the “Consultancy Agreement”) dated October 4, 2010, by and between PB Commodities and Kendall Life Sciences Consultants Ltd (“Kendall”) pursuant to which Kendall shall provide consultancy services to PB Commodities through Patrick Rousseau commencing on October 1, 2010 and continuing unless and until terminated.  Such services shall include fundraising and developing and implementing Singapore Volition’s business plan.  In exchange for such services, PB Commodities shall pay $2,814 USD ( €2,000 EUR ) per month to Kendall.  A copy of the Consultancy Agreement was filed as Exhibit 10.26 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.26 ..

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of May 1 , 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Rodney Gerard Rootsaert (3) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	2,042,088 (4)	23.62%
Dr. Martin Faulkes (5) Eastwoods, The Chase Oxshott Surrey, KT22 0HR UK	Common	810,000	9.37%
Guy Archibald Innes (6) Wickhurst Manor, Wickhurst Road Weald Sevenoaks Kent, TN14 6LY UK	Common	430,000	4.97%
Cameron Reynolds (7) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	200,001	2.31%
Dr. Jacob Micallef (8) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	76,166	0.88%
Dr. Alan Colman (9) 156 Gibraltar Crescent Singapore 759588	Common	12,500	0.14%
Malcolm Lewin (10) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	0	0.00%
Dr. Satu Vainikka (11) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	0	0.00%
Sarah Lee Hwee Hoon (12) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	0	0.00%
Kevin John Alexander (13) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	0	0.00%
Patrick Rousseau (14) 150 Orchard Road Orchard Plaza, #08-02 Singapore 238841	Common	0	0.00%
All Officers and Directors as a Group (11 Persons)	Common	3,570,755	41.29%
Concord International, Inc. (15) 150 Orchard Road, Orchard Plaza, #08-02 Singapore 238841	Common	2,042,088	23.62%
Appletree Investment Management, Inc. (16) 179 Upper Richmond Road West East Sheen, London, SW14 8DU UK	Common	802,112	9.28%
ValiRX PLC (17) 24 Greville Street London EC1N 8SS	Common	510,811	5.91%

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

(2)

Based on 8,645,652 issued and outstanding shares of common stock as of May 1, 2012.

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

(13)

Kevin John Alexander is a former Director of the Company.  His beneficial ownership includes 0 common shares.

(14)

Patrick Rousseau is the former Managing Director of Belgian Volition.  His beneficial ownerships includes 0 common shares.

(15)

Concord International, Inc.’s beneficial ownership includes 2,042,088 common shares.  Rodney Rootsaert is a controlling director of Concord International, Inc. and has voting and dispositive control over the 2,042,088 common shares. Cameron Reynolds is a potential beneficiary.

(16)

Robert James Cooles holds investment and voting control over the 802,112 common shares beneficially owned by Appletree Investment Management, Inc.

(17)

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

1)

On August 6, 2010, Singapore Volition entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition), Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) and Rodney Rootsaert (current Secretary of VolitionRx Limited) were serving as Directors of PB Commodities.  (Subsequently, Mr. Cameron Reynolds resigned as a Director of PB Commodities on May 1, 2011 and Mr. Rootsaert resigned on September 20, 2011.)  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  In exchange, Singapore Volition shall pay an initial set up fee to PB Commodities of $11,250 USD.  Additionally, Singapore Volition shall pay $5,700 USD per month for office space and staff services as well as pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds ($8,000 USD), Rodney Rootsaert ($6,000 USD) and Patrick Rousseau - former Managing Director of Belgian Volition (€2,000 EUR or approximately $2,814 USD).  Singapore Volition is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  For the fiscal years ended December 31, 2010 and December 31, 2011, Singapore Volition paid approximately $105,000 USD and $288,000 USD, respectively, to PB Commodities.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.07.

2)

 On September 22, 2010, Singapore Volition entered into a Share Purchase Agreement (“Agreement”) with ValiRX, pursuant to which Singapore Volition shall purchase all shares held by ValiRX in ValiBio.  In exchange for the ValiBio shares, Singapore Volition shall pay $400,000 USD to ValiRX in four equal payments (paid on October 8, 2010; January 19, 2011; April 14, 2011 and July 11, 2011, respectively) and stock with a value of $600,000 USD of Singapore Volition or a newly listed entity with the price per share to be determined by: a) the 30 day average closing middle market price immediately prior to the issuance of shares, if Singapore Volition or a newly listed entity following the merger or reverse takeover of Singapore Volition; or b) the average subscription price at which Singapore Volition has raised capital during the period of the Agreement, if Singapore Volition is not listed within 350 days of the Agreement; or c) the mutual consent of the parties in writing prior to the issuance.  The price per share will be determined by whichever of the above occurs first.  A copy of the Share Purchase Agreement was filed as Exhibit 2.01 to our Amended Current Report on Form 8-K/A filed with the SEC on May 8, 2012 and is incorporated herein by reference to Exhibit 2.01.

On September 22, 2010, Singapore Volition entered into a Deed of Novation (“Deed of Novation”) by and among ValiRX, ValiBio and Chroma, pursuant to which the parties agreed that ValiRX’s rights, obligations and liabilities under that certain Patent License Agreement by and between ValiRX and Chroma dated October 3, 2007 shall be novated to Singapore Volition.  As consideration, Singapore Volition shall pay directly to Chroma 5% of each payment due to ValiRX pursuant to that certain Share Purchase Agreement dated September 22, 2010, per the terms of the Deed of Novation.  During the years ended December 31, 2010 and December 31, 2011, Singapore Volition paid $0 USD and $15,000 USD, respectively, to Chroma per the terms of that certain Deed of Novation.  A copy of the Deed of Novation was filed as Exhibit 10.09 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.09.

On June 9, 2011, Singapore Volition and ValiRX entered into a Supplementary Agreement to the Share Purchase Agreement between the parties dated September 22, 2010 (“Supplemental Agreement”), pursuant to which ValiRX shall transfer ownership of the ValiRX patent application for the “Method for Detecting the Presence of a Gynecological Growth” to Singapore Volition.  As consideration, Singapore Volition shall issue additional shares of its common stock or that of a newly listed entity to ValiRX with a value of $510,000 USD.   This issuance shall be made in addition to the issuance to be made to ValiRX pursuant to that certain Share Purchase Agreement dated September 22, 2010 and the price per share of the new issuance shall be determined by the terms of that Share Purchase Agreement.  A copy of the Supplemental Agreement was filed as Exhibit 10.15 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 2.02.  During the fiscal years ended December 31, 2010 and December 31, 2011, Singapore Volition paid $100,000 USD and $300,000 USD, respectively, to ValiRX.

During the year ended December 31, 2011, the Company issued 510,811 shares of common stock to ValiRx and 14,189 shares of common stock to Chroma (both issuances were made on December 6, 2011) at a price of approximately $2.11 USD per share, as settlement of the $510,000 USD and the $600,000 USD pursuant to that certain Share Purchase Agreement, Supplemental Agreement and the Deed of Novation.  During the year ended December 31, 2010, the Company did not issue any shares to ValiRx or to Chroma.

3)

On August 10, 2011, Singapore Volition entered into a service agreement (the “Service Agreement”) with Volition Research Limited (“Research”), a 100% subsidiary of The Dill Faulkes Educational Trust (“DFET”). DFET is a company limited by guarantee (with no share capital or shareholders) and a registered UK charity (Charity No. 1070864) established to give back to the community.  Since its inception in 1998, DFET has donated approximately $25 million USD (£15.9 million GBP) to initiate and support a number of major charitable projects, bursaries and scholarships approved by the DFET Trustees, including The Faulkes Telescope Project, Church Bell Projects and various educational programs.  Neither Research nor DFET provide any services to companies other than Singapore Volition, its subsidiaries and affiliates.  Dr. Martin Faulkes (current Director of VolitionRx Limited) is the benefactor of DFET and currently serves as director and chairman of DFET and as a director of Research.  Mr. Cameron Reynolds (current President, CEO and a Director of VolitionRX Limited) currently serves as director of Research but is not now, and never has been, involved with DFET in any other capacity.  Messrs. Faulkes and Reynolds do not have any ownership, control or other material relationship, directly or indirectly, with Research or DFET.  Further, neither Dr. Faulkes nor Mr. Reynolds receives any compensation, directly or indirectly, from Research or DFET pursuant to the Service Agreement, in exchange for their directorships to Research or DFET, or otherwise. The Service Agreement provides for Research to perform services for Singapore Volition for a period of five years for $21,000 USD per year for an aggregate of $105,000 USD.  Such services require Research to liaison with various medical institutions to promote and raise the profile of Singapore Volition through charitable donations, build and develop long-term relationships between UK and International cancer charities and Singapore Volition, and lobby government, health organization and other policy makers on behalf of Singapore Volition and promote the socially responsible ethos of Singapore Volition to ensure Singapore Volition focuses on its corporate social responsibilities to the community.  Research does not operate for profit and does not pay any salary or other compensation to anyone, directly or indirectly, to perform the services.   Dr. Martin Faulkes performs the services on behalf of Research, however as stated above, he does not receive any compensation in exchange.  During the fiscal years ended December 31, 2010 and December 31, 2011, Singapore Volition paid Research a total of $0 USD and $8,750 USD, respectively, for its services.

On August 11, 2011, the parties entered into a Settlement Agreement of the Service Agreement (the “Settlement Agreement”) agreeing to convert the $105,000 USD fees due to Research under the Service Agreement to 350,000 shares ($0.30/share) of common stock in Singapore Volition.  During the year ended December 31, 2011, Singapore Volition issued 350,000 shares to Research (issued on September 8, 2011).  The value of the shares acquired were reassessed in accordance with US GAAP related party rules, which has resulted in an increase in their value to $1.00 USD per share and a corresponding increase in the value attributed to the services for the purposes of the accounts to $350,0000 USD, or $70,000 USD per year.  During the year ended December 31, 2010, Singapore Volition did not issue any shares to Research. True and correct copies of the Service Agreement and Settlement Agreement were filed as Exhibits 10.20 and 10.21, respectively, as part of our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012, and are incorporated herein by reference to Exhibits 10.20 and 10.21, respectively.

4)

On October 1, 2011, Hypergenomics Limited entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition) was serving as a Director of PB Commodities. The Agreement provides office space and office support staff to Hypergenomics Limited for $1,450 USD per month. Hypergenomics is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on October 1, 2011, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.   For the fiscal years ended December 31, 2010 and December 31, 2011 Hypergenomics paid approximately $0 USD and $8,700 USD, respectively, to PB Commodities.  A copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.07.

5)

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services.  Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited), Rodney Rootsaert (current Secretary of VolitionRx Limited) and Laith Reynolds (former Director of Singapore Volition) serve as Directors of Mining House (Mr. Cameron Reynolds resigned September 30, 2011) but do not receive any compensation in exchange for their directorships. Further, Cameron Reynolds, Rodney Rootsaert and Laith Reynolds do not receive any compensation whatsoever, directly or indirectly, from Mining House.  Mining House does not currently provide any services to companies other than Singapore Volition, its subsidiaries and affiliates, but between 2006 and 2010 provided office support services to seven other companies.  Mining House does not operate for profit and does not pay any salary or other compensation to anyone, directly or indirectly, to perform the services.  Rodney Rootsaert performs the services on behalf of Mining House, however as stated above, he does not receive any compensation in exchange.  For the fiscal years ended December 31, 2010 and December 31, 2011, Singapore Volition paid approximately $9,950 USD (£6,300 GBP) and $40,250 USD (£25,000 GBP), respectively, to Mining House.  The amounts paid by Singapore Volition to Mining House per month are used to cover Mining House’s overhead costs and the hard costs and expenses incurred by Mining House in performing the consultancy and office support services including the costs of European mobile phone usage, office equipment, printing and reproduction costs, and associated office costs and expenses.  If the £1,450 GBP ($2,300 USD) received each month from Singapore Volition exceeds the costs and expenses incurred by Mining House, the excess funds are held by Mining House and applied to the following month’s costs and expenses.  If the costs and expenses incurred in a given month exceed the monthly fees paid by Singapore Volition, Singapore Volition shall pay the additional amount owing.  There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

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

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	[REMOVED]
10.09	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.15	[REMOVED]
10.16	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.18	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.19	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.23	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.27	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: May 8, 2012	/s/ Cameron Reynolds
By: Cameron Reynolds
Its: President, Principal Executive Officer and Director

Dated: May 8, 2012	/s/ Malcolm Lewin
By: Malcolm Lewin
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 8, 2012	/s/ Cameron Reynolds
Cameron Reynolds - President, Principal Executive Officer and Director

Dated: May 8, 2012	/s/ Dr. Martin Faulkes
Dr. Martin Faulkes - Director

Dated: May 8, 2012	/s/ Dr. Satu Vainikka
Dr. Satu Vainikka - Director

Dated: May 8, 2012	/s/ Guy Archibald Innes
Guy Archibald Innes - Director

Dated: May 8, 2012	/s/ Dr. Alan Colman
Dr. Alan Colman – Director

Dated: May 8, 2012	/s/ Rodney Gerard Rootsaert
Rodney Gerard Rootsaert - Secretary