Form 10-Q
period 2012-03-31
VOLITIONRX LTD
filed 2012-05-15
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

      .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-30402

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware	91-1949078
(State of incorporation)	(I.R.S. Employer Identification No.)

150 Orchard Road

Orchard Plaza 08-02

Singapore 238841

(Address of principal executive offices)

Telephone:  (201) 618-1750

(Registrant’s Telephone Number)

Facsimile:  +65 6333 7235

(Registrant’s Facsimile Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes     X .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .    No

As of May 14, 2012, there were 9,333,753 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED *

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of VolitionRX Limited  (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "VNRX" refers to VolitionRX Limited.

PART I - FINANCIAL INFORMATION

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Financial Statements

For the Period Ended March 31, 2012 and December 31, 2011

(Unaudited)

Index

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Condensed Consolidated Notes to the Financial Statements	7

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	March 31, 2012 $	December 31, 2011 $

ASSETS

Cash	217,812	347,892
Accounts receivable	15,672	–
Prepaid expenses	336,571	320,833
Other current assets	34,331	30,749

Total Current Assets	604,386	699,474

Property and equipment, net	57,589	22,969
Intangible assets, net	1,527,013	1,522,811

Total Assets	2,188,988	2,245,254

LIABILITIES

Accounts payable and accrued liabilities	225,288	255,519
Related party payables	351,333	278,845

Total Current Liabilities	576,621	534,364

Grant repayable	641,979	621,935

Total Liabilities	1,218,600	1,156,299

STOCKHOLDERS’ EQUITY

Common Stock (Note 6) Authorized: 200,000,000 shares, at $0.001 par value Issued and outstanding: 8,645,652 common shares

	8,646	8,646
Additional paid-in capital	4,785,503	4,578,254
Share subscriptions received	479,250	–
Other Comprehensive Income	1,312	4,638
Deficit accumulated during the development stage	(4,304,323)	(3,502,583)

Total Stockholders’ Equity	970,388	1,088,955

Total Liabilities and Stockholders’ Equity	2,188,988	2,245,254

(The accompanying condensed consolidated notes are an integral part of these financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2012 $	For the three months ended March 31, 2011 $	For the period from August 5, 2010 (Date of Inception) to March 31, 2012 $

Revenue	15,672	–	15,672

Expenses

General and administrative	44,912	49,885	355,529
Professional fees	72,173	26,409	872,561
Salaries and office administrative fees	197,658	60,791	908,172
Research and development	502,669	198,083	2,183,733

Total Operating Expenses	817,412	335,168	4,319,995

Net Loss	(801,740)	(335,168)	(4,304,323)

Net Loss per Share – Basic and Diluted	(0.09)	(0.08)

Weighted Average Shares Outstanding – Basic and Diluted	8,645,652	4,146,078

(The accompanying condensed consolidated notes are an integral part of these financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	For the period from August 5, 2010 (Date of Inception) to March 31, 2012
	$	$	$

Operating Activities

Net loss	(801,740)	(335,168)	(4,304,323)

Adjustments to net loss relating to non-cash operating items:
Depreciation and amortization	32,977	23,884	172,696
Warrants and options granted for services	207,249	–	614,285
Common stock issued for services	–	–	797,642
Amortization of stock issued in advance of services	17,500	–	46,667

Changes in operating assets and liabilities:
Accounts receivable	(15,672)	–	(15,672)
Prepaid expenses	(32,740)	–	(32,740)
Other current assets	(2,722)	(30,250)	(1,596)
Accounts payable and accrued liabilities	(35,839)	(16,604)	157,343
Related party payables	66,908	19,869	137,150
Net Cash Used In Operating Activities	(564,079)	(338,269)	(2,428,548)

Investing Activities

Purchases of property and equipment	(37,796)	–	(72,661)
Net Cash Used in Investing Activities	(37,796)	–	(72,661)

Financing Activities

Proceeds from issuance of common shares	479,250	230,000	2,342,479
Grants received	–	676,346	676,346
Proceeds from note payable	–	–	59,942
Repayment of note payable – related party	–	(58,594)	(355,807)
Cash acquired through reverse merger	–	–	100
Net Cash Provided By Financing Activities	479,250	847,752	2,723,060

Effect of foreign exchange on cash	(7,455)	8,164	(4,039)

Increase (Decrease) in Cash	(130,080)	517,647	217,812

Cash – Beginning of Period	347,892	47,482	–

Cash – End of Period	217,812	565,129	217,812

Supplemental Disclosures of Cash Flow Information

Interest paid	–	–	–
Income tax paid	–	–	–

Non Cash Financing Activities::

Acquisition of subsidiary for Debt	–	–	1,000,000
Shares issuable for acquisition of intangible assets	–	–	1,169,943

(The accompanying condensed consolidated notes are an integral part of these financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by VolitionRX Limited (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $4,304,323 and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended March 31, 2012 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 and December 31, 2011

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

Note 4 - Acquisitions and Subsidiaries

On September 22, 2010, the Company’s wholly owned subsidiary Singapore Volition Pte Ltd (“Singapore”) entered into a purchase agreement to acquire 100% of the outstanding shares of ValiBio SA from ValiRx Plc in exchange for $400,000 and issuance of common shares of the Company with a fair value of $600,000, issuable when Singapore became a publicly-listed company.  The agreement closed on October 11, 2010.  Subsequent to the completion of the purchase, Singapore changed the name of ValiBio SA to Belgian Volition SA. The purchase price was recorded as a related party note payable until it was converted into shares of common stock in December 2011.

The Company allocated the purchase price to the acquired assets and liabilities.  It was determined that the carrying value of these assets approximated their fair value at acquisition. The remaining purchase price was then allocated to the acquired intellectual property, namely patents.

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

On June 19, 2011, the Company amended its purchase agreement with Valirx Plc to include the purchase of additional patents in exchange for an additional $510,000 payable in shares of the common stock of Singapore Volition or a publicly-listed successor company. The purchase price was recorded as a related party note payable until it was converted into shares of common stock in December 2011.

On September 22, 2011, the Company filed a Certificate for Renewal and Revival of Charter with Secretary of State Delaware. Pursuant to Section 312(1) of the Delaware General Corporation Law, the Company was revived under the new name of “VolitionRX Limited”. The name change to VolitionRX Limited was approved by FINRA on October 7, 2011 and became effective on October 11, 2011.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 and December 31, 2011

(Unaudited)

Note 4 - Acquisitions and Subsidiaries (Continued)

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

Note 5 - Related Party Transactions

Related Party Payables

a)

As at March 31, 2012, the Company owed $351,333 (2011 - $278,845) to directors and officers of the Company and to other related parties.  The amounts represent expenses paid on behalf of the Company, accrued officer salary, or amounts borrowed to help fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

 The Company contracts with a related party to rent office space, be provided office support staff, and have consultancy services provided on behalf of the Company.  See Note 8 for obligation under the contract.

Note 6 - Common Stock

During the three month period ended March 31, 2012, the Company received $479,250 in respect of subscription agreements for 273,861 common shares at a price of $1.75 per share, as part of an ongoing private placement. The subscribers are also entitled to one warrant to purchase one common share at a price of $2.60 for every two shares subscribed for. The warrants are to expire on the fourth anniversary of the placement closing date. The placement closed and the common shares and warrants were issued effective May 11, 2012. Further details of the placement are set out in Note 9.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 and December 31, 2011

(Unaudited)

Note 6 - Common Stock (Continued)

The value of the shares was recorded as a prepaid expense that the Company will expense monthly as services are provided.  Because the shares are fully vested and non-forfeitable, the shares were valued based on the current market price on the grant date and will be amortized over the life of the agreement.  During the three month periods ended March 31, 2012 and 2011, $17,500 and $29,167 has been recorded to professional fees leaving a balance of $303,333 as of March 31, 2012.

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

Note 7 – Warrants and Options

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

Below is a table summarizing the warrants issued and outstanding as of March 31, 2012.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 and December 31, 2011

(Unaudited)

Note 7 – Warrants and Options (Continued)

The Company has calculated the estimated fair market value of the options granted to employees and non-employees in exchange for services using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20; expected term of 3 years, exercise prices of $3.00-$5.00, a risk free interest rate of 0.41%-0.93%, a dividend yield of 0% and volatility of 174%.

Below is a table summarizing the options issued and outstanding as of March 31, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$-	-	-	$-
11/25/11	720,000	3.00-5.00	3	5/25/15-11/25/17	2,880,000
12/31/11	720,000	4.00	-	-	2,880,000

Note 8 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,399,736 (€1,048,020) to help fund the research endeavors of the Company.  The Walloon Region agreed to provide working capital of $559,894 (€419,280), which was received by the Company during January 2011. Additional funds have been provided for approved expenditures. The Company will be obligated to pay a minimum of $419,921 (€314,406) if the project is deemed to be a failure under the terms of the agreement.  If the project is deemed a success, the Company will pay both the minimum of $419,921 (€314,406) and a 6 percent royalty on all relevant sales. The maximum amount payable due to the Walloon Region is twice the amount of funding received.

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

c) Leases

On January 31, 2011, the Company entered into a lease agreement to rent laboratory and office space at Namur in Belgium for a period of one year for approximately $1,039 (€778) per month. On February 1, 2012, this agreement was extended for an additional three months on the same terms. On January 26, 2012, the Company entered into a new lease agreement in respect of the foregoing laboratory space for $1,336 (€1,000) per month commencing April1, 2012, for a period of one year.  On February 29, 2012, the Company entered into a lease agreement for additional laboratory and office space at Namur for approximately $5,119 (€3,833) per month commencing April 1, 2012, for a period of two years. Under this agreement the Company is also obliged to pay $2,003 (€1,500) per month as a provisional amount against expenses.

d) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012 and December 31, 2011

(Unaudited)

Note 9 - Subsequent Events

Effective May 11, 2012, the Company closed a private placement and issued the shares and warrants set out below. Under the placement the Company received a total $1,019,375 subscriptions before expenses for 528,510 common shares at a price of $1.75 per share. As set out in Note 6, $479,250 of the foregoing subscriptions in respect of 273,861 common shares were received during the three month period ended March 31, 2012. The remaining $540,125 subscriptions before expenses in respect of 308,649 common shares were received subsequent to March 31, 2012. In addition to the shares, each subscriber is also entitled to one warrant to purchase one common share at a price of $2.60 for every two shares subscribed for. The warrants are to expire on May 10, 2016. The Company has allocated $300,326 of the total $1,019,375 proceeds to the value of the warrants. Remuneration to an agent in respect of the placement amounted to $37,484 in fees and expenses and 26,685 warrants exercisable at a price of $1.75 per share and expiring May 10, 2015. In addition, as part of the same placement, directors, employees and consultants have converted $184,777 debt due for services on the same terms as the cash subscriptions above, for 105,591 common shares at a price of $1.75 per share, and 52,798 warrants exercisable at a price of $2.60 per share and expiring May 10, 2016.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

This Management’s Discussion and Analysis of Plan of Operation contains forward-looking statements.  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash of $217,812 and non-cash prepaid expenses of $303,333, and other prepaid expenses of $33,238 and current assets of $34,331.  The Company had current liabilities of $576,621.  This represents a working capital deficit, excluding non-cash prepayments of $303,333, of $275,568. During the three month period ended March 31, 2012, the Company received in cash subscriptions for 273,861 new shares at a price of $1.75 per share totaling $479,250 before expenses, in connection with a private placement that was ongoing. Subsequent to March 31, 2012, the Company has additionally received in cash subscriptions for 308,649 new shares totaling $540,125 before expenses Furthermore, as part of the same placement, consultants, employees and directors have agreed to convert $184,777 due for services into common shares on the same terms as the foregoing cash subscriptions. The placement closed on May 11, 2012, and cash expenses of the offering not already accounted for at March 31, 2012 amounted to $22,484. The Company has therefore received additional working capital net of expenses from the placement of $702,418 subsequent to March 31, 2012. Nevertheless, as of the date of filing this report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

We intend to use our cash reserves to fund further research and development activities.  As well as the additional funding described in the preceding paragraph, we expect to receive a certain amount of additional grant funds over the period to May 31, 2012, but this is not assured and otherwise we do not currently have any significant source of revenues and expect to rely on further financing.   There is no assurance that we will be successful in raising further funds.

In the event that further financing is delayed, the Company will prioritize the maintenance of its research and development personnel and facilities, primarily in Belgium, and the maintenance of its patent rights. However the development of the current pipeline of intended products for the RUO market would be delayed, as would clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. In the event of an ongoing lack of financing, we may be obliged to discontinue operations, which will adversely affect the value of our common stock.

Overview of Operations

Management has identified the specific processes and resources required to achieve the near term objectives of the business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. Some of these resources have been acquired and others are dependent upon obtaining additional financing. To date, operations have proceeded satisfactorily in relation to the business plan. However it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near term objectives of the business plan, in particular the development of our intended products for the RUO market and the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. However, at this point, the most significant risk to the Company is that it will not succeed in obtaining additional financing in the short to medium term.

Results of Operations

Three Months Ended March 31, 2012

The following table sets forth the Company’s results of operations for the three months ended on March 31, 2012 and the comparative period of three months ended March 31, 2011.

	Three months ended March 31, 2012	Three months ended March 31, 2011	Increase/(Decrease)	Percentage Increase/ (Decrease)
	($)	($)	($)	(%)
Revenues	15,672	-	15,672	-
Operating Expenses	(817,412)	(335,168)	(482,244)	144%
Other Income (Expenses)	-	-	-	-
Income Taxes	-	-	-	-
Net Loss	(801,740)	(335,168)	(466,572)	139%

Basic and Diluted Loss Per Common Shares	(0.09)	(0.08)	(0.01)	13%

Weighted Average Basic and Diluted Common Shares Outstanding	8,645,652	4,146,078	4,499,574	109%

Revenues

The Company had revenues of $15,672 from operations in the three months ended March 31, 2012, compared to revenues of Nil over the comparative period of three months ended March 31, 2011. The Company’s operations are in the development stage.

Operating Expenses

For the three months ended March 31, 2012, the Company’s operating expenses increased by $482,244, or 144%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees increased by $136,867 due to the first time payment of fees to certain directors following listing, and the amortization of options granted in November 2011 to certain key management under the 2011 Equity Incentive Plan.  Research and development expenses increased by $304,586 due to increased R&D activity. Professional fees increased by $45,764 due to additional fees for corporate services related to becoming a listed company. General and administrative expenses decreased by $4,973, due to reduced travel and management support costs.

Net Loss

For the three months ended March 31, 2012, our net loss was $801,740, an increase of $466,572 or 139% over the comparative period of three months ended March 31, 2011. The change is a result of the changes described above.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Transition Report for the period from September 1, 2011 to December 31, 2011 on Form 10-KT as filed with the SEC on April 16, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

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

Dated:  May 15, 2012

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President, Principal Executive Officer and Director

Dated:  May 15, 2012

/s/ Malcolm Lewin

By: Malcolm Lewin

Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  May 15, 2012

/s/ Cameron Reynolds

Cameron Reynolds - President, CEO & Director

Dated:  May 15, 2012

/s/ Dr. Martin Faulkes

Dr. Martin Faulkes - Director

Dated:  May 15, 2012

/s/ Dr. Satu Vainikka

Dr. Satu Vainikka - Director

Dated:  May 15, 2012

/s/ Guy Archibald Innes

Guy Archibald Innes - Director

Dated:  May 15, 2012

/s/ Dr. Alan Colman

Dr. Alan Colman – Director

Dated:  May 15, 2012

/s/ Rodney Gerard Rootsaert

Rodney Gerard Rootsaert - Secretary