Form 10-KT/A
period 2011-12-31
VOLITIONRX LTD
filed 2012-06-11
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-KT/A

Amendment No. 2

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

Yes       .

 No   X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011 was $9,781,132 based upon the price ($2.60) at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “VNRX.OB”

As of May 1, 2012, there were 8,645,652 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 2 to our Transition Report on Form 10-KT originally filed on April 16, 2012 (the “Original Filing”), is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission.  For convenience and ease of reference, the Company is filing this Form 10-KT in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of April 16, 2012, the filing date of the Original Filing. Except as stated herein, this Amended Form 10-KT/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

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

Record Holders

As at May 1, 2012, an aggregate of 8,645,652 shares of our common stock were issued and outstanding and were owned by approximately 39 holders of record, based on information provided by our transfer agent.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash of $347,892 and non-cash prepaid expenses of $320,833, and other current assets of $30,749.  The Company had current liabilities of $534,364.  This represents a working capital deficit, excluding non-cash prepayments of $320,833, of $155,723. During 2012 to date the Company has received subscriptions for 582,510 new shares totaling $1,019,375 before expenses, in connection with a private placement. As part of the same placement, consultants, employees and directors have agreed to convert $184,777 due for services into common shares on the same terms as the foregoing cash subscriptions. The placement closed on May 11, 2012, and cash expenses of the offering not already accounted for at December 31, 2011 amounted to $37,484. The Company has therefore received additional working capital net of expenses from the placement of $1,166,668 subsequent to December 31, 2011. Nevertheless, as of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

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

12.

Subsequent Events

Effective May 11, 2012, the Company closed a private placement and issued the shares and warrants set out below. Under the placement the Company received a total $1,019,375 subscriptions before expenses for 582,510 common shares at a price of $1.75 per share.  $479,250 of the foregoing subscriptions in respect of 273,861 common shares were received during the three month period ended March 31, 2012. The remaining $540,125 subscriptions before expenses in respect of 308,649 common shares were received subsequent to March 31, 2012. In addition to the shares, each subscriber is also entitled to one warrant to purchase one common share at a price of $2.60 for every two shares subscribed for. The warrants are to expire on May 10, 2016. The Company has allocated $300,326 of the total $1,019,375 proceeds to the value of the warrants. Remuneration to an agent in respect of the placement amounted to $37,484 in fees and expenses and 26,685 warrants exercisable at a price of $1.75 per share and expiring May 10, 2015. In addition, as part of the same placement, directors, employees and consultants have converted $184,777 debt due for services on the same terms as the cash subscriptions above, for 105,591 common shares at a price of $1.75 per share, and 52,798 warrants exercisable at a price of $2.60 per share and expiring May 10, 2016.

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

Name and Principal Position	Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Magallano(2) Former President and CEO of the Company	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
B. Gordon Brooke(3) Former CAO and CFO of the Company	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rudy Beloy Perez(4) Former Secretary and Treasurer of the Company	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Cameron Reynolds(5) President, CEO and Director of the Company; CEO and Director of Singapore Volition; Director of Belgian Volition; and CEO and Director of Hypergenomics Pte Limited	2011	-0-	-0-	-0-	2,751	-0-	-0-	123,200(5)	125,951
	2010	-0-	-0-	-0-	-0-	-0-	-0-	33,533(5)	33,533
Malcolm Lewin(6) CFO and Treasurer of the Company and CFO of Singapore Volition	2011	27,500	-0-	-0-	1,376	-0-	-0-	-0-	28,876
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rodney Gerard Rootsaert (7) Secretary of the Company, Administration and Legal Officer of Singapore Volition and Secretary and Director of Belgian Volition	2011	-0-	-0-	-0-	1,376	-0-	-0-	81,200(7)	82,576
	2010	-0-	-0-	-0-	-0-	-0-	-0-	25,533(7)	25,533
Dr. George S. Morris(8)	2011	80,000	-0-	-0-	97,758	-0-	-0-	-0-	177,758
Former CEO and a Director of Singapore Volition, Former Director of Belgian Volition	2010	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Sarah Lee Hwee Hoon(9)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Director of Hypergenomics Pte Limited	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Cameron Reynolds receives compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds (see the following paragraph regarding Mr. Reynolds’ Employment Agreement with PB Commodities).  For the years ended December 31, 2011 and 2010, PB Commodities received $114,000 USD and $32,000 USD, respectively, from Singapore Volition for the services of Mr. Reynolds, pursuant to the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.07.

Cameron Reynolds receives compensation from PB Commodities, as described in the previous paragraph, pursuant to that certain Employment Agreement (the “Employment Agreement”) dated September 4, 2010, in exchange for serving as an executive officer of PB Commodities and performing consulting services on its behalf.  The term of the Employment Agreement is twelve (12) months, which shall be automatically extended for additional terms of twelve (12) months.  Under the Employment Agreement, Mr. Reynolds only performs consulting services to Singapore Volition (see previous paragraph).  In exchange for these services, Mr. Reynolds shall receive $8,000 USD per month from PB Commodities.  For the years ended December 31, 2011 and 2010, Mr. Reynolds received $114,000 USD and $32,000 USD, respectively, pursuant to the Employment Agreement.  Mr. Reynolds also receives a housing allowance of $3,000 USD per month, which commenced on July 1, 2011.  For the year ended December 31, 2011, Mr. Reynolds received $18,000 USD as a housing allowance which is included in the figure of $114,000 USD as compensation received by Mr. Reynolds for the year ended December 31, 2011.  A copy of the Employment Agreement was filed as Exhibit 10.24 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.24.

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services. For the year ended December 31, 2011 Singapore Volition paid approximately £25,000 GBP ($40,250 USD) to Mining House split between £17,400 GBP ($27,600 USD) for consultancy and office support services and £7,600 GBP ($12,650 USD) for expenses. For the year ended December 31, 2010, Singapore Volition paid approximately £6,300 GBP ($9,950 USD) to Mining House split between £2,900 GBP ($4,600 USD) for consultancy and office support services and £3,400 GBP ($5,350 USD) for expenses. By reason of his directorship of Mining House, Mr. Reynolds is deemed to have received compensation in the form of one third (1/3) of the consultancy and office support services received by Mining House, along with Mr. Rootsaert and Mr. Laith Reynolds.  For the years ended December 31, 2011 and 2010 Mr. Reynolds received £5,800 GBP ($9,200 USD) and £966 GBP ($1,533 USD) respectively.  There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

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

Malcolm Lewin receives compensation in exchange for his services as an executive officer of Singapore Volition per the Consultancy Agreement (“Consultancy Agreement”) entered into by and between Singapore Volition and Mr. Malcolm Lewin dated July 10, 2011, pursuant to which Mr. Lewin shall serve as Chief Financial Officer of Singapore Volition and to devote at least twelve (12) days per month to carry out the duties as Chief Financial Officer.  According to the Consultancy Agreement, Mr. Lewin’s term as Chief Financial Officer shall commence on July 15, 2011 and terminate upon Mr. Lewin’s resignation or commitment of a material breach of the Consultancy Agreement or upon written notice by either party.  In exchange for such services, Singapore Volition shall pay Mr. Lewin a monthly fee of $5,000 USD, per the terms set forth in the agreement.  For the years ended December 31, 2011 and 2010, Mr. Lewin received $27,500 and $0, respectively, pursuant to the Consultancy Agreement.  A copy of the Consultancy Agreement was filed as Exhibit 10.18 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.18.

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

Rodney Gerard Rootsaert receives compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Rodney Rootsaert (see the following paragraph regarding Mr. Rootsaert’s Employment Agreement with PB Commodities).  For the years ended December 31, 2011 and 2010, PB Commodities received $72,000 USD and $24,000 USD, respectively, from Singapore Volition for the services of Mr. Rootsaert, pursuant to the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.07.

Rodney Rootsaert receives compensation from PB Commodities, as described in the previous paragraph, pursuant to that certain Employment Agreement (the “Employment Agreement”) dated September 4, 2010, in exchange for serving as an executive officer of PB Commodities and performing consulting services on its behalf. The term of the Employment Agreement is twelve (12) months, which shall be automatically extended for additional terms of twelve (12) months.  Under the Employment Agreement, Mr. Rootsaert only performs consulting services to Singapore Volition (see previous paragraph). In exchange for these services, Mr. Rootsaert shall receive $6,000 USD per month from PB Commodities.  For the years ended December 31, 2011 and 2010, Mr. Rootsaert received $72,000 USD and $24,000 USD, respectively, pursuant to the Employment Agreement.  A copy of the Employment Agreement was filed as Exhibit 10.25 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.25.

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services. For the year ended December 31, 2011 Singapore Volition paid approximately £25,000 GBP ($40,250 USD) to Mining House split between £17,400 GBP ($27,600 USD) for consultancy and office support services and £7,600 GBP ($12,650 USD) for expenses. For the year ended December 31, 2010, Singapore Volition paid approximately £6,300 GBP ($9,950 USD) to Mining House split between £2,900 GBP ($4,600 USD) for consultancy and office support services and £3,400 GBP ($5,350 USD) for expenses. By reason of his directorship of Mining House, Mr. Rootsaert is deemed to have received compensation in the form of one third (1/3) of the consultancy and office support services received by Mining House, along with Mr. Reynolds and Mr. Laith Reynolds.  For the years ended December 31, 2011 and 2010 Mr. Rootsaert received £5,800 GBP ($9,200 USD) and £966 GBP ($1,533 USD) respectively, from Mining House. There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

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

(8)

As of December 31, 2011, Dr. George S. Morris was the former CEO and former Director of Singapore Volition and a former Director of Belgian Volition.  On June 6, 2011, he resigned from his position as a Director of Belgian Volition and on October 7, 2011, he resigned from his position as a Director of Singapore Volition.  On February 22, 2011, Dr. Morris resigned as CEO of Singapore Volition and was appointed to the new position of Operational Director of Singapore Volition from which he resigned on June 10, 2011.

In exchange for his services as CEO of Singapore Volition, Dr. Morris received $10,000 USD per month pursuant to that certain employment agreement (“Employment Agreement”) entered into by and between Singapore Volition and Dr. Morris dated September 29, 2010.  The term of the Employment Agreement is an initial twelve (12) months which shall automatically be renewed for additional periods of twelve (12) months.  For the years ended December 31, 2011 and 2010, Dr. Morris received $80,000 and $30,000, respectively, pursuant to the Employment Agreement.  For the year ended December 31, 2011, Dr. Morris received $10,000 USD per month from January 2011 to June 2011 and upon his resignation as Operational Director of Singapore Volition in June 2011, he received an additional three (3) months salary of $10,000 USD per month.  A copy of the Employment Agreement was filed as Exhibit 10.23 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.23.

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

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Magallano(2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
B. Gordon Brooke(3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Cameron Reynolds(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Guy Archibald Innes(5)	5,616	-0-	688	-0-	-0-	-0-	6,304
Dr. Martin Faulkes(6)	5,616	-0-	245,028(6)	-0-	-0-	-0-	250,644
Laith Reynolds(7)	-0-	-0-	-0-	-0-	-0-	9,200(7)	9,200
Dr. George S. Morris(8)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dr. Satu Vainikka(9)	5,616	-0-	688	-0-	-0-	-0-	6,304
Dr. Alan Colman(10)	58,000	-0-	49,119(10)	-0-	-0-	-0-	107,119
Patrick Rousseau(11)	33,770	-0-	-0-	-0-	-0-	30,954(11)	64,724
Rodney Rootsaert(12)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dr. Jacob Micallef(13)	-0-	-0-	2,751	-0-	-0-	-0-	2,751
Sarah Lee Hwee Hoon(14)	-0-	-0-	550	-0-	-0-	-0-	550
Kevin John Alexander(15)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services. For the year ended December 31, 2011 Singapore Volition paid approximately £25,000 GBP ($40,250 USD) to Mining House split between £17,400 GBP ($27,600 USD) for consultancy and office support services and £7,600 GBP ($12,650 USD) for expenses. By reason of his directorship of Mining House, Laith Reynolds is deemed to have received compensation in the form of one third (1/3) of the consultancy and office support services received by Mining House, along with Rodney Rootsaert and Cameron Reynolds.  For the year ended December 31, 2011 Laith Reynolds received £5,800 GBP ($9,200 USD).  There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

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

Dr. Satu Vainikka received compensation in exchange for her services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Non-Executive Director with Satu Vainikka (“Letter of Appointment”) entered into with Singapore Volition on September 22, 2010, pursuant to which Dr. Vainikka shall serve as a non-executive director commencing on October 11, 2010 and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon her office as director being vacated.  In exchange for her services, she shall receive $6,250 USD per calendar quarter following the admission of the shares of Singapore Volition to a recognized exchange, per the terms set forth in the letter.  A copy of the Letter of Appointment was filed as Exhibit 10.10 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.10.

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

Additionally, Patrick Rousseau received other compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”). The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan. The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Mr. Rousseau (see the following paragraph regarding Mr. Rousseau’s consulting services for PB Commodities).  For the year ended December 31, 2011, PB Commodities received $30,954 USD from Singapore Volition for the services of Mr. Rousseau, pursuant to the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.07.

Patrick Rousseau received compensation from PB Commodities, as described in the previous paragraph, pursuant to that certain Consultancy Agreement (the “Consultancy Agreement”) dated October 4, 2010, by and between PB Commodities and Kendall Life Sciences Consultants Ltd (“Kendall”) pursuant to which Kendall shall provide consultancy services to PB Commodities through Patrick Rousseau commencing on October 1, 2010 and continuing unless and until terminated.  Such services shall include fundraising and developing and implementing Singapore Volition’s business plan.  Under the Consultancy Agreement, Mr. Rousseau only performs consulting services to Singapore Volition (see previous paragraph). In exchange for such services, PB Commodities shall pay $2,814 USD (€2,000 EUR) per month to Kendall, which amount shall then be paid to Mr. Rousseau.  The Consultancy Agreement was terminated on November 30, 2011.  For the year ended December 31, 2011, Mr. Rousseau received $30,954 USD from PB Commodities pursuant to the Consultancy Agreement.  A copy of the Consultancy Agreement was filed as Exhibit 10.26 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference to Exhibit 10.26.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of May 1, 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

1)

On August 6, 2010, Singapore Volition entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition), Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) and Rodney Rootsaert (current Secretary of VolitionRx Limited) were serving as Directors of PB Commodities.  (Subsequently, Mr. Cameron Reynolds resigned as a Director of PB Commodities on May 1, 2011 and Mr. Rootsaert resigned on September 20, 2011.)  PB Commodities does not operate for profit.  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  In exchange, Singapore Volition shall pay an initial set up fee to PB Commodities of $11,250 USD.  Additionally, Singapore Volition shall pay $5,700 USD per month for office space and staff services as well as pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds ($8,000 USD), Rodney Rootsaert ($6,000 USD) and Patrick Rousseau - former Managing Director of Belgian Volition (€2,000 EUR or approximately $2,814 USD).  Singapore Volition is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  For the fiscal years ended December 31, 2010 and December 31, 2011, Singapore Volition paid approximately $105,000 USD and $288,000 USD, respectively, to PB Commodities.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference to Exhibit 10.07.

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

5)

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services.  Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited), Rodney Rootsaert (current Secretary of VolitionRx Limited) and Laith Reynolds (former Director of Singapore Volition) serve as Directors of Mining House (Mr. Cameron Reynolds resigned September 30, 2011). Mining House does not currently provide any services to companies other than Singapore Volition, its subsidiaries and affiliates, but between 2006 and 2010 provided office support services to seven other companies.  Mining House does not operate for profit.  For the year ended December 31, 2011, Singapore Volition paid approximately £25,000 GBP ($40,250 USD) to Mining House split between £17,400 GBP ($27,600 USD) for consultancy and office support services and £7,600 GBP ($12,650 USD) for expenses. For the year ended December 31, 2010, Singapore Volition paid approximately £6,300 GBP ($9,950 USD) to Mining House split between £2,900 GBP ($4,600 USD) for consultancy and office support services and £3,400 GBP ($5,350 USD) for expenses. By reason of their directorships of Mining House, Cameron Reynolds, Rodney Rootsaert and Laith Reynolds are each deemed to have received compensation in the form of one third (1/3) of the consultancy and office support services received by Mining House.  For the years ended December 31, 2011 and 2010, Cameron Reynolds, Rodney Rootsaert and Laith Reynolds are each deemed to have received £5,800 GBP ($9,200 USD) and £966 GBP ($1,533 USD) respectively. The amounts paid by Singapore Volition to Mining House per month are used to cover Mining House’s overhead costs and the hard costs and expenses incurred by Mining House in performing the consultancy and office support services including the costs of European mobile phone usage, office equipment, printing and reproduction costs, and associated office costs and expenses.  There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

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

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	[REMOVED]
10.09	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.15	[REMOVED]
10.16	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.18	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.19	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.23	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.27	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on May 8, 2012 as part of our Amended Transition Report on Form 10-KT.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on May 8, 2012 as part of our Amended Transition Report on Form 10-KT.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on May 8, 2012 as part of our Amended Transition Report on Form 10-KT.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on May 8, 2012 as part of our Amended Transition Report on Form 10-KT.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on May 8, 2012 as part of our Amended Transition Report on Form 10-KT.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on May 8, 2012 as part of our Amended Transition Report on Form 10-KT.

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

VOLITIONRX LIMITED

Dated: June 11, 2012	/s/ Cameron Reynolds
By: Cameron Reynolds
Its: President, Principal Executive Officer and Director

Dated: June 11, 2012	/s/ Malcolm Lewin
By: Malcolm Lewin
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 11, 2012	/s/ Cameron Reynolds
Cameron Reynolds - President, Principal Executive Officer and Director

Dated: June 11, 2012	/s/ Dr. Martin Faulkes
Dr. Martin Faulkes - Director

Dated: June 11, 2012	/s/ Dr. Satu Vainikka
Dr. Satu Vainikka - Director

Dated: June 11, 2012	/s/ Guy Archibald Innes
Guy Archibald Innes - Director

Dated: June 11, 2012	/s/ Dr. Alan Colman
Dr. Alan Colman – Director

Dated: June 11, 2012	/s/ Rodney Gerard Rootsaert
Rodney Gerard Rootsaert - Secretary