Form 10-Q/A
period 2012-03-31
VOLITIONRX LTD
filed 2012-06-11
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(Not required)   Yes      . No   X  .

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q originally filed on May 15, 2012 (the “Original Filing”), is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission.  For convenience and ease of reference, the Company is filing this Form 10-Q in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of May 15, 2012, the filing date of the Original Filing. Except as stated herein, this Amended Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

VOLITIONRX LIMITED *

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Information included in this Amended Form 10-Q/A contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of VolitionRX Limited  (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "VNRX" refers to VolitionRX Limited.

PART I - FINANCIAL INFORMATION

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Financial Statements

For the Period Ended March 31, 2012 and December 31, 2011

(Unaudited)

Index

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Condensed Consolidated Notes to the Financial Statements	8

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

2.

Subsequent Issuances:

On or about May 25, 2012, the Company issued 582,510 restricted shares of the Company’s common stock pursuant to the closing of a private placement.  Under the placement, the Company received a total of $1,019,375 in subscriptions before expenses for 582,510 common shares at a price of $1.75 per share. In addition to the shares, each subscriber is also entitled to one warrant to purchase one common share at a price of $2.60 for every two shares subscribed for. The warrants are to expire on May 10, 2016. In addition, as part of the same placement, directors, employees and consultants have converted $184,777 debt due for services on the same terms as the cash subscriptions above, for 105,591 common shares at a price of $1.75 per share, and 52,798 warrants exercisable at a price of $2.60 per share and expiring May 10, 2016.   The 105,591 shares were issued on or about May 25, 2012.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.15	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.

10.16	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.18	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.19	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.23	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.27	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on May 15, 2012 as part of our Quarterly Report on Form 10-Q.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on May 15, 2012 as part of our Quarterly Report on Form 10-Q.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on May 15, 2012 as part of our Quarterly Report on Form 10-Q.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on May 15, 2012 as part of our Quarterly Report on Form 10-Q.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on May 15, 2012 as part of our Quarterly Report on Form 10-Q.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on May 15, 2012 as part of our Quarterly Report on Form 10-Q.

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

Dated:   June 11, 2012

/s/ Cameron Reynolds

Cameron Reynolds - President, CEO & Director

Dated:   June 11, 2012

/s/ Dr. Martin Faulkes

Dr. Martin Faulkes - Director

Dated:   June 11, 2012

/s/ Dr. Satu Vainikka

Dr. Satu Vainikka - Director

Dated:   June 11, 2012

/s/ Guy Archibald Innes

Guy Archibald Innes - Director

Dated:   June 11, 2012

/s/ Dr. Alan Colman

Dr. Alan Colman – Director

Dated:    June 11, 2012

/s/ Rodney Gerard Rootsaert

Rodney Gerard Rootsaert - Secretary