Form 10-Q
period 2012-06-30
VOLITIONRX LTD
filed 2012-08-14
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-30402

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware	91-1949078
(State of incorporation)	(I.R.S. Employer Identification No.)

150 Orchard Road

Orchard Plaza 08-02

Singapore 238841

(Address of principal executive offices)

Telephone:  (202) 618-1750

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

 (Not required) Yes   X  . No      .

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

Yes      . No   X  .

As of August 8, 2012 there were 9,879,187 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1.

FINANCIAL STATEMENTS

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Financial Statements

For the Period Ended June 30, 2012 and December 31, 2011

(Unaudited)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	June 30, 2012 $	December 31, 2011 $

ASSETS

Cash	386,249	347,892
Accounts receivable	11,707	–
Prepaid expenses	287,001	320,833
Other current assets	34,683	30,749

Total Current Assets	719,640	699,474

Property and equipment, net	78,188	22,969
Intangible assets, net	1,438,965	1,522,811

Total Assets	2,236,793	2,245,254

LIABILITIES

Accounts payable and accrued liabilities	171,990	255,519
Related party payables	250,641	278,845

Total Current Liabilities	422,631	534,364

Grant repayable	604,487	621,935

Total Liabilities	1,027,118	1,156,299

STOCKHOLDERS’ EQUITY

Common Stock (Note 6) Authorized: 200,000,000 shares, at $0.001 par value Issued and outstanding: 9,333,753 shares and 8,645,652, respectively

	9,334	8,646
Additional paid-in capital	6,202,748	4,578,254
Share subscriptions received	268,000	–
Other Comprehensive Income	(34,621)	4,638
Deficit accumulated during the development stage	(5,235,786)	(3,502,583)

Total Stockholders’ Equity	1,209,675	1,088,955

Total Liabilities and Stockholders’ Equity	2,236,793	2,245,254

(The accompanying condensed consolidated notes are an integral part of these financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended June 30, 2012 $	For the three months ended June 30, 2011 $	For the six months ended June 30, 2012 $	For the six months ended June 30, 2011 $	For the period from August 5, 2010 (Date of Inception) to June 30, 2012 $

Revenue	11,707	–	27,379	–	27,379

Expenses

General and administrative	149,055	45,089	187,060	88,239	454,242
Professional fees	67,423	18,000	131,216	36,000	895,582
Salaries and office administrative fees	167,263	161,547	371,835	233,359	1,149,637
Research and development	559,432	415,517	1,070,478	617,723	2,763,704

Total Operating Expenses	943,173	640,153	1,760,589	975,321	5,263,165

Net Loss	(931,466)	(640,153)	(1,733,210)	(975,321)	(5,235,786)

Net Loss per Share – Basic and Diluted	(0.10)	(0.13)	(0.20)	(0.22)

Weighted Average Shares Outstanding – Basic and Diluted	9,031,291	4,742,169	8,838,472	4,445,218

(The accompanying condensed consolidated notes are an integral part of these financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from August 5, 2010 (Date of Inception) to June 30, 2012
	$	$	$

Operating Activities

Net loss	(1,733,210)	(975,321)	(5,235,786)

Adjustments to net loss relating to non-cash operating items:
Depreciation and amortization	69,815	47,562	207,581
Stock based compensation	341,471	146,190	748,508
Common stock and warrants issued to settle liabilities for services	264,332	318,744	1,061,975
Amortization of stock issued in advance of services	35,000	–	64,167

Changes in operating assets and liabilities:
Accounts receivable	(11,707)	–	(11,707)
Prepaid expenses	(1,701)	–	(1,701)
Other current assets	(4,790)	(49,160)	(6,786)
Accounts payable and accrued liabilities	(79,056)	(137,954)	117,176
Related party payables	(23,908)	16,185	46,334

Net Cash Used In Operating Activities	(1,143,754)	(633,754)	(3,010,239)

Investing Activities

Purchases of property and equipment	(71,121)	(4,263)	(105,986)

Net Cash Used in Investing Activities	(71,121)	(4,263)	(105,986)

Financing Activities

Proceeds from issuance of common shares	1,287,376	341,907	3,150,605
Grants received	–	676,346	676,346
Proceeds from note payable	–	–	59,942
Repayment of note payable – related party	–	(158,594)	(355,807)
Cash acquired through reverse merger	–	–	100

Net Cash Provided By Financing Activities	1,287,376	859,659	3,531,186

Effect of foreign exchange on cash	(34,144)	3,269	(28,712)

Increase (Decrease) in Cash	38,357	224,911	386,249

Cash – Beginning of Period	347,892	47,482	–

Cash – End of Period	386,249	272,393	386,249

Supplemental Disclosures of Cash Flow Information

Interest paid	–	–	–
Income tax paid	–	–	–

Non Cash Financing Activities::

Acquisition of subsidiary for Debt	–	–	1,000,000
Shares issuable for acquisition of intangible assets	–	–	1,169,943

(The accompanying condensed consolidated notes are an integral part of these financial statements)

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by VolitionRX Limited (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $5,235,786 and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

Note 3 - Summary of Significant Accounting Policies (Continued)

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended June 30, 2012 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2012 and December 31, 2011, the Company had $386,249 and $347,892, respectively in cash equivalents.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2012, 737,890 warrants and options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

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

Note 4 - Acquisitions and Subsidiaries

On September 22, 2010, the Company’s wholly owned subsidiary Singapore Volition Pte Ltd (“Singapore”) entered into a purchase agreement to acquire 100% of the outstanding shares of ValiBio SA from ValiRx Plc in exchange for $400,000 and issuance of common shares of the Company with a fair value of $600,000, issuable when Singapore became a publicly-listed company.  The agreement closed on October 6, 2010.  Subsequent to the completion of the purchase, Singapore changed the name of ValiBio SA to Belgian Volition SA. The purchase price was recorded as a related party note payable until it was converted into shares of common stock in December 2011.

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

Note 4 - Acquisitions and Subsidiaries (Continued)

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

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

Note 5 - Related Party Transactions

Related Party Payables

a)

As at June 30, 2012, the Company owed $250,641 (2011 - $278,845) to directors and officers of the Company and to other related parties.  The amounts represent expenses paid on behalf of the Company, accrued officer salary, or amounts borrowed to help fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

 The Company contracts with a related party to rent office space, be provided office support staff, and have consultancy services provided on behalf of the Company.  See Note 8 for obligation under the contract.

Note 6 - Common Stock

During the six month period ended June 30, 2012, the Company issued 582,510 shares of common stock for a total of $1,019,375. Attached to these share issuances were 291,261 warrants. Each warrant is immediately exercisable for a period of four years at a price of $2.60 per share. The unit price was $1.75 for one share together with a warrant to purchase one share for every two shares subscribed for. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Four-year term, $3.31 stock price, $2.60 exercise price, 132% volatility, 0.82% risk free rate.  The Company has allocated $300,710 of the total $1,019,375 in proceeds to the value of the warrants.

Remuneration to an agent in respect of the foregoing share issuances totaled $52,484 in fees and expenses and 26,685 warrants.  Each warrant is immediately exercisable for a period of three years at a price of $1.75 per share. The warrants were valued at $79,555, using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $3.45 stock price, $1.75 exercise price, 149% volatility, 0.36% risk free rate.

 During the six month period ended June 30, 2012, the Company also issued 105,591 shares of common stock and 52,798 warrants to consultants, employees and directors for services valued at $184,777, on the same terms as the cash subscriptions above. Attached to these share issuances were 52,798 warrants. Each warrant is immediately exercisable for a period of four years at a price of $2.60 per share. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Four-year term, $3.31 stock price, $2.60 exercise price, 132% volatility, 0.82% risk free rate.  The Company has allocated $54,509 of the total $184,777 value of services to the value of the warrants.

During the six month period ended June 30, 2012, and subsequent to the above stock issuances, the Company also received cash subscriptions totaling $268,000 for 153,144 shares of common stock at a price of $1.75 per share. These shares were issued on August 1, 2012, and details of further subscriptions subsequent to June 30, 2012, are set out in Note 9.

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

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

Note 6 - Common Stock (Continued)

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

The value of the shares was recorded as a prepaid expense that the Company will expense monthly as services are provided.  Because the shares are fully vested and non-forfeitable, the shares were valued based on the current market price on the grant date and will be amortized over the life of the agreement.  During the six month period ended June 30, 2012 and the year ended December 31, 2011, $35,000 and $29,167 has been recorded to professional fees leaving a balance of $303,333 as of March 31, 2012.

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

Note 7 – Warrants and Options

During the six month period ended June 30, 2012, the Company issued 291,261 warrants attached to the issuance of 582,510 shares for cash totalling $1,019,375. The Company has allocated $300,710 of the total $1,019,375 in proceeds to the value of the warrants.  The warrants are exercisable immediately for four years at an exercise price of $2.60.

Remuneration to an agent in respect of the foregoing share issuances totaled $52,484 in fees and expenses and 26,685 warrants. The Company has valued the warrants at $79,555. Each warrant is exercisable immediately for three years at an exercise price of $1.75.

During the six month period ended June 30, 2012 the Company also issued 52,798 warrants attached to the issuance of 105,591 shares for services valued at $184,777. The Company has allocated $54,509 of the total $184,777 value of services to the value of the warrants. The warrants are exercisable immediately for four years at an exercise price of $2.60.

During the year ended December 31, 2011, the Company issued 300,000 warrants attached to the issuance of 370,000 shares.  The Company has allocated $73,791 of the total $150,000 in proceeds to the value of the warrants.  The warrants are exercisable immediately for five years at an exercise price of $0.50, and do not contain any anti-dilution provisions.

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

Note 7 – Warrants and Options (Continued)

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

Below is a table summarizing the warrants issued and outstanding as of June 30, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$-	-	-	$-
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
06/30/12	1,120,744	1.30	-	-	$1,453,752

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

Below is a table summarizing the options issued and outstanding as of June 30, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$-	-	-	$-
11/25/11	720,000	3.00-5.00	3	5/25/15-11/25/17	2,880,000
06/30/12	720,000	4.00	-	-	$2,880,000

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

Note 8 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,317,990 (€1,048,020) to help fund the research endeavors of the Company.  The Walloon Region agreed to provide working capital of $527,196 (€419,280), which was received by the Company during January 2011. Additional funds have been provided for approved expenditures. The Company will be obligated to pay a minimum of $395,397 (€314,406) if the project is deemed to be a failure under the terms of the agreement.  If the project is deemed a success, the Company will pay both the minimum of $395,397 (€314,406) and a 6 percent royalty on all relevant sales. The maximum amount payable due to the Walloon Region is twice the amount of funding received.

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

c) Leases

On January 26, 2012, the Company entered into a new lease agreement in respect of its laboratory space at Namur in Belgium for $1,258 (€1,000) per month commencing April 1, 2012, for a period of one year.  On February 29, 2012, the Company entered into a lease agreement for additional laboratory and office space at Namur for approximately $4,820 (€3,833) per month commencing April 1, 2012, for a period of two years and eight months. Under this agreement the Company is also obliged to pay $1,886 (€1,500) per month as a provisional amount against expenses. On March 23, 2012, the Company entered into a lease agreement in respect of an apartment at Namur in Belgium for $780 (€620) per month commencing April 1, 2012, for a period of one year.

d) Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement is for a period of two years commencing June 1, 2012, and the total payments to be made by the Company in accordance with the agreement are $490,464 (€390,000).

e) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 9 - Subsequent Events

During the six month period ended June 30, 2012, the Company received cash subscriptions of $268,000 for 153,144 shares of common stock at a price of $1.75 per share. Subsequent to June 30, 2012, the Company received cash subscriptions of $664,250 for 379,575 shares at the same price. Additionally certain directors agreed to convert debt of $22,250 due for services on the same terms as the cash subscriptions above, for 12,715 common shares at a price of $1.75 per share. On August 1, 2012, the Company issued 545,434 shares for a total value of $954,500 in respect of the foregoing transactions.

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

Liquidity and Capital Resources

 During the six month period ended June 30, 2012, the Company received $1,019,375 in cash subscriptions for 582,510 new shares and 291,261 warrants at a price of $1.75 per unit in connection with a private placement. As part of the same placement, consultants, employees and directors converted $184,777 due for services into 105,591 common shares and 52,798 warrants on the same terms as the foregoing cash subscriptions. The placement closed on May 11, 2012, with the issue of 688,101 shares and 370,744 warrants for a total of $1,204,152. The Company commenced a further placement and received $268,000 in cash subscriptions for 153,144 new shares at a price of $1.75 per share prior to June 30, 2012. Since June 30, 2012, in respect of the same placement, the Company has additionally received $664,250 in cash subscriptions for 379,575 new shares at a price of $1.75 per share, and certain directors have converted $22,250 due for services into 12,715 new shares at a price of $1.75 per share. The placement closed on July 31, 2012, with the issue on August 1, 2012, of 545,434 shares for a total of $954,500.

 As of June 30, 2012, the Company had cash of $386,249 and current assets of $47,558, excluding non-cash prepaid expenses of $285,833.  The Company had current liabilities of $422,631.  This represents a working capital surplus of $11,176. Subsequent to June 30, 2012, the Company has received additional working capital of $686,500 from the shares that were issued on August 1, 2012. Nevertheless, as of the date of filing this report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

We intend to use our cash reserves to fund further research and development activities.  As well as the additional funding described in the preceding paragraph, we expect to receive a certain amount of additional grant funds over the period to November 30, 2012, but this is not assured and otherwise we do not currently have any significant source of revenues and expect to rely on further financing.   There is no assurance that we will be successful in raising further funds.

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

Results of Operations

Three Months Ended June 30, 2012

The following table sets forth the Company’s results of operations for the three months ended on June 30, 2012 and the comparative period of three months ended June 30, 2011.

	Three months ended June 30, 2012	Three months ended June 30, 2011	Increase/(Decrease)	Percentage Increase/(Decrease)
	($)	($)	($)	(%)
Revenues	11,707	-	11,707	-
Operating Expenses	(943,173)	(640,153)	(303,020)	47%
Other Income (Expenses)	-	-	-	-
Income Taxes	-	-	-	-
Net Loss	(931,466)	(640,153)	(291,313)	46%

Basic and Diluted Loss Per Common Share	(0.10)	(0.13)	0.03	23%

Weighted Average Basic and Diluted Common Shares Outstanding	9,031,291	4,742,169	4,289,122	90%

Revenues

The Company had revenues of $11,707 from operations in the three months ended June 30, 2012, compared to revenues of Nil over the comparative period of three months ended June 30, 2011. The Company’s operations are in the development stage.

Operating Expenses

For the three months ended June 30, 2012, the Company’s operating expenses increased by $303,020, or 47%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses. Salaries and office administrative fees increased by $5,716 due to additional directors’ fees related to becoming a listed company. Research and development expenses increased by $143,915 due to increased R&D activity. Professional fees increased by $49,423 due to additional fees for corporate services related to becoming a listed company. General and administrative expenses increased by $103,966 due to remuneration to a placement agent in respect of the placement that closed on May 11, 2012, comprising $37,484 paid in fees and expenses and 26,685 warrants issued at a valuation of $79,555.

Net Loss

For the three months ended June 30, 2012, our net loss was $931,466, an increase of $291,313 or 46% over the comparative period of three months ended June 30, 2011. The change is a result of the changes described above.

Six Months Ended June 30, 2012

The following table sets forth the Company’s results of operations for the six months ended on June 30, 2012 and the comparative period of six months ended June 30, 2011.

	Six months ended June 30, 2012	Six months ended June 30, 2011	Increase/(Decrease)	Percentage Increase/(Decrease)
	($)	($)	($)	(%)
Revenues	27,379	-	27,379	-
Operating Expenses	(1,760,589)	(975,321)	(785,268)	81%
Other Income (Expenses)	-	-	-	-
Income Taxes	-	-	-	-
Net Loss	(1,733,210)	(975,321)	(757,889)	78%

Basic and Diluted Loss Per Common Share	(0.20)	(0.22)	0.02	9%

Weighted Average Basic and Diluted Common Shares Outstanding	8,838,472	4,445,218	4,393,254	99%

Revenues

The Company had revenues of $27,379 from operations in the six months ended June 30, 2012, compared to revenues of Nil over the comparative period of six months ended June 30, 2011. The Company’s operations are in the development stage.

Operating Expenses

For the six months ended June 30, 2012, the Company’s operating expenses increased by $785,268, or 81%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses. Salaries and office administrative fees increased by $138,476 due to additional directors’ fees related to becoming a listed company and amortization of options under the Company’s Equity Plan. Research and development expenses increased by $452,755 due to increased R&D activity in terms of staff, facilities, services and materials. Professional fees increased by $95,216 due to additional fees for corporate services related to becoming a listed company. General and administrative expenses increased by $98,821  due to remuneration to a placement agent in respect of the placement that closed on May 11, 2012, comprising $37,484 paid in fees and expenses and 26,685 warrants issued at a valuation of $79,555.

Net Loss

For the six months ended June 30, 2012, our net loss was $1,733,210, an increase of $757,889 or 78% over the comparative period of six months ended June 30, 2011. The change is a result of the changes described above.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Amended Transition Report for the period from September 1, 2011 to December 31, 2011 on Form 10-KT/A as filed with the SEC on June 11, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On or about May 25, 2012, the Company issued an aggregate of 688,101 restricted shares of the Company’s common stock to four (4) U.S. Accredited Investors and twenty nine (29) Non-U.S. Investors, pursuant to the closing of a private placement. Under the private placement, the Company sold an aggregate of 582,510 common shares at a per share price of $1.75 for aggregate proceeds to the Company of $1,019,375.  Additionally, each subscriber received a four-year common stock purchase warrant to purchase one share at a price of $2.60 for every two shares subscribed for under the private placement. The warrants are to expire on May 10, 2016. In addition, as part of the same placement, directors, employees and consultants have converted $184,777 debt due for services on the same terms as the cash subscriptions above, for 105,591 common shares at a price of $1.75 per share, and 52,798 warrants exercisable at a price of $2.60 per share and expiring May 10, 2016.

The shares issued to the four (4) U.S. Accredited Investors were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company.

The shares issued to the twenty nine (29) Non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

2.

Subsequent Issuances:

During the six month period ended June 30, 2012, the Company received cash subscriptions of $268,000 for 153,144 shares of common stock at a price of $1.75 per share. Subsequent to June 30, 2012, the Company received cash subscriptions of $664,250 for 379,575 shares at the same price. Additionally certain directors agreed to convert debt of $22,250 due for services on the same terms as the cash subscriptions above, for 12,715 common shares at a price of $1.75 per share. On August 1, 2012, the Company issued an aggregate of 545,434 shares for a total value of $954,500 in respect of the foregoing transactions.  The 545,434 shares were issued to one (1) U.S. Accredited Investor and thirteen (13) Non-U.S. Investors.

The shares issued to the one (1) U.S. Accredited Investor was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. The shares issued to the thirteen (13) Non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon one of the following exemptions:

(a) The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, ("Securities Act"), based upon the following: (a) each of the persons to whom the shares of Common Stock were issued (each such person, an "Investor") confirmed to the Company that it or he is an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and has such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities, (b) there was no public offering or general solicitation with respect to the offering of such shares, (c) each Investor was provided with certain disclosure materials and all other information requested with respect to the Company, (d) each Investor acknowledged that all securities being purchased were being purchased for investment intent and were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act and (e) a legend has been, or will be, placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(b) The shares of Common Stock referenced herein were issued pursuant to and in accordance with Rule 903 of Regulation S of the Act. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a "U.S. person", as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.15	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

Exhibit
Number	Description of Exhibit	Filing
10.18	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.19	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.23	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.27	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  August 14, 2012

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President, Principal Executive Officer and Director

Dated:  August 14, 2012

/s/ Malcolm Lewin

By: Malcolm Lewin

Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  August 14, 2012

/s/ Cameron Reynolds

Cameron Reynolds - President, CEO & Director

Dated:  August 14, 2012

/s/ Dr. Martin Faulkes

Dr. Martin Faulkes - Director

Dated:  August 14, 2012

/s/ Dr. Satu Vainikka

Dr. Satu Vainikka - Director

Dated:  August 14, 2012

/s/ Guy Archibald Innes

Guy Archibald Innes - Director

Dated:  August 14, 2012

/s/ Dr. Alan Colman

Dr. Alan Colman – Director

Dated:  August 14, 2012

/s/ Rodney Gerard Rootsaert

Rodney Gerard Rootsaert - Secretary