Form 10-Q
period 2012-09-30
VOLITIONRX LTD
filed 2012-11-14
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

      .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-30402

 VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware	91-1949078
(State of incorporation)	(I.R.S. Employer Identification No.)

1 Scotts Road, #24-05 Shaw Centre, Singapore, 228208

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

  X . Yes          .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X . Yes         .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .    No

As of November 14, 2012 there were 10,124,562 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED *

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 4.	CONTROLS AND PROCEDURES	16
PART II	OTHER INFORMATION

ITEM 1. ITEM 1A.	LEGAL PROCEEDINGS RISK FACTORS	17 17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	MINE SAFETY DISCLOSURES	18
ITEM 5.	OTHER INFORMATION	18
ITEM 6.	EXHIBITS	18

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

For the Period Ended September 30, 2012

(Unaudited)

Index

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to the Condensed Consolidated Financial Statements

7

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	September 30, 2012 $	December 31, 2011 $

ASSETS

Cash	315,277	347,892
Accounts receivable	933	–
Prepaid expenses	353,058	320,833
Other current assets	40,192	30,749

Total Current Assets	709,460	699,474

Property and equipment, net	73,988	22,969
Intangible assets, net	1,432,133	1,522,811

Total Assets	2,215,581	2,245,254

LIABILITIES

Accounts payable and accrued liabilities	284,705	255,519
Related party payables	192,059	278,845

Total Current Liabilities	476,764	534,364

Grant repayable	617,897	621,935

Total Liabilities	1,094,661	1,156,299

STOCKHOLDERS’ EQUITY

Common Stock (Note 6) Authorized: 200,000,000 shares, at $0.001 par value Issued and outstanding: 9,879,187 shares and 8,645,652, respectively	9,879	8,646
Additional paid-in capital	7,260,371	4,578,254
Other Comprehensive Income	(41,025)	4,638
Deficit accumulated during the development stage	(6,108,305)	(3,502,583)

Total Stockholders’ Equity	1,120,920	1,088,955

Total Liabilities and Stockholders’ Equity	2,215,581	2,245,254

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended September 30, 2012 $	For the three months ended September 30, 2011 $	For the nine months ended September 30, 2012 $	For the nine months ended September 30, 2011 $	For the period from August 5, 2010 (Date of Inception) to September 30, 2012 $

Revenue	27,589	–	54,968	–	54,968

Expenses

General and administrative	48,171	54,686	235,231	142,924	502,416
Professional fees	68,028	21,066	199,244	57,067	963,610
Salaries and office administrative fees	120,021	347,708	491,856	581,067	1,269,658
Research and development	663,885	292,205	1,734,363	909,929	3,427,589

Total Operating Expenses	900,105	715,665	2,660,694	1,690,987	6,163,273

Net Loss	(872,516)	(715,665)	(2,605,726)	(1,690,987)	(6,108,305)

Net Loss per Share – Basic and Diluted	(0.09)	(0.12)	(0.28)	(0.34)

Weighted Average Shares Outstanding – Basic and Diluted	9,697,376	5,898,270	9,169,675	4,950,534

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011	For the period from August 5, 2010 (Date of Inception) to September 30, 2012
	$	$	$

Operating Activities

Net loss	(2,605,726)	(1,690,986)	(6,108,305)

Adjustments to net loss relating to non-cash operating items:
Depreciation and amortization	103,477	77,615	243,196
Stock based compensation	445,142	390,530	852,178
Common stock and warrants issued to settle liabilities for services	286,583	362,482	1,084,225
Amortization of stock issued in advance of services	52,500	–	81,667

Changes in operating assets and liabilities:
Prepaid expenses	(83,028)	–	(83,028)
Other current assets	(10,444)	(88,112)	(12,432)
Accounts payable and accrued liabilities	28,288	(95,755)	224,522
Related party payables	(84,081)	(34,674)	(13,839)
Net Cash Used In Operating Activities	(1,867,289)	(1,078,900)	(3,731,820)

Investing Activities

Purchases of property and equipment	(71,576)	(24,526)	(106,442)
Net Cash Used in Investing Activities	(71,576)	(24,526)	(106,442)

Financing Activities

Proceeds from issuance of common shares	1,951,625	1,595,907	3,814,854
Grants received	–	676,346	676,346
Proceeds from note payable	–	–	59,942
Repayment of note payable – related party	–	(255,807)	(355,807)
Cash acquired through reverse merger	–	–	100
Net Cash Provided By Financing Activities	1,951,625	2.016,446	4,195,435

Effect of foreign exchange on cash	(45,375)	(1,412)	(41,897)

Increase (Decrease) in Cash	(32,615)	911,608	315,277

Cash – Beginning of Period	347,892	47,482	–

Cash – End of Period	315,277	959,090	315,277

Supplemental Disclosures of Cash Flow Information

Interest paid	–	–	–
Income tax paid	–	–	–

Non Cash Financing Activities::

Acquisition of subsidiary for Debt	–	–	1,000,000
Shares issuable for acquisition of intangible assets	–	–	1,169,943

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by VolitionRX Limited (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $6,108,305 and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Reclassification of Financial Statement Accounts

Certain amounts in the September 30, 2011 financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended September 30, 2012 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2012 and December 31, 2011, the Company had $315,277 and $347,892, respectively in cash equivalents.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2012, 873,315 warrants and options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

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

Note 5 - Related Party Transactions

Related Party Payables

a)

As at September 30, 2012, the Company owed $192,059 (2011 - $278,845) to directors and officers of the Company and to other related parties.  The amounts represent expenses paid on behalf of the Company, accrued officer salary, or amounts borrowed to help fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

 The Company contracts with a related party to rent office space, be provided office support staff, and have consultancy services provided on behalf of the Company.  See Note 8 for obligation under the contract.

Note 6 - Common Stock

During the nine month period ended September 30, 2012, the Company issued 1,115,229 shares of common stock for a total of $1,951,625. Attached to share issuances of 582,510 shares for a total of $1,019,375 were 291,261 warrants. Each warrant is immediately exercisable for a period of four years at a price of $2.60 per share. The unit price was $1.75 for one share together with a warrant to purchase one share for every two shares subscribed for. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Four-year term, $3.31 stock price, $2.60 exercise price, 132% volatility, 0.82% risk free rate.  The Company has allocated $300,656 of the total $1,019,375 in proceeds to the value of the warrants.

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

 During the nine month period ended September 30, 2012, the Company also issued 118,306 shares of common stock to consultants, employees and directors for services valued at $207,028. Attached to share issuances of 105,591 shares for services valued at $184,777 were 52,798 warrants. Each warrant is immediately exercisable for a period of four years at a price of $2.60 per share. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Four-year term, $3.31 stock price, $2.60 exercise price, 132% volatility, 0.82% risk free rate.  The Company has allocated $54, 499 of the total $184,777 value of services to the value of the warrants.

Details of further subscriptions subsequent to September 30, 2012 are set out in Note 9.

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

The value of the shares was recorded as a prepaid expense that the Company will expense monthly as services are provided.  Because the shares are fully vested and non-forfeitable, the shares were valued based on the current market price on the grant date and will be amortized over the life of the agreement.  During the nine month period ended September 30, 2012 and the year ended December 31, 2011, $52,500 and $29,167 has been recorded to professional fees leaving a balance of $268,333 as of September 30, 2012.

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

Note 7 – Warrants and Options

During the nine month period ended September 30, 2012, the Company issued 291,261 warrants attached to the issuance of 582,510 shares for cash totaling $1,019,375. The Company has allocated $300,656 of the total $1,019,375 in proceeds to the value of the warrants.  The warrants are exercisable immediately for four years at an exercise price of $2.60.

Remuneration to an agent in respect of the foregoing share issuances totaled $52,484 in fees and expenses and 26,685 warrants. The Company has valued the warrants at $79,555. Each warrant is exercisable immediately for three years at an exercise price of $1.75.

During the nine month period ended September 30, 2012 the Company also issued 52,798 warrants attached to the issuance of 105,591 shares for services valued at $184,777. The Company has allocated $54,499 of the total $184,777 value of services to the value of the warrants. The warrants are exercisable immediately for four years at an exercise price of $2.60.

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

Below is a table summarizing the warrants issued and outstanding as of September 30, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$-	-	-	$-
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
09/30/12	1,120,744	1.30	-	-	$1,453,752

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan for the directors, officers, employees and key consultants of the Company. Pursuant to the Plan, the Company is authorized to issue 900,000 restricted shares, $0.001 par value, of the Company’s common stock. Options over 720,000 shares were granted on November 25, 2011. These options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $3 for options vesting in the first year, $4 for options vesting in the second year, and $5 for options vesting in the third year. Options over 30,000 shares were granted on September 1, 2012. These options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $4.31 for options vesting in the first year, $5.31 for options vesting in the second year, and $6.31 for options vesting in the third year.

The Company has calculated the estimated fair market value of the options granted to employees and non-employees in exchange for services using the Black-Scholes Option Pricing model and the following assumptions.

a)

720,000 options granted November 25, 2011 -stock price at valuation, $1.20; expected term of 3 years, exercise prices of $3.00-$5.00, a risk free interest rate of 0.41%-0.93%, a dividend yield of 0% and volatility of 222%.

b)

30,000 options granted September 1, 2012 --stock price at valuation, $4.31; expected term of 3 years, exercise prices of $4.31-$6.31, a risk free interest rate of 0.31%, a dividend yield of 0% and volatility of 237%.

Below is a table summarizing the options issued and outstanding as of September 30, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$-	-	-	$-
11/25/11	720,000	3.00-5.00	3	5/25/15-11/25/17	2,880,000
		4.31-		03/01/16-
09/01/12	30,000	6.31	3	09/01/18	159,300
09/30/12	750,000	$4.05	-	-	$3,039,300

Note 8 – Commitments and Contingencies

a)

Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,347,320 (€1,048,020) to help fund the research endeavors of the Company.  The Walloon Region agreed to provide working capital of $538,892 (€419,208), which was received by the Company during January 2011. Additional funds have been provided for approved expenditures. The Company will be obligated to pay a minimum of $395,397 (€404,169) if the project is deemed to be a failure under the terms of the agreement.  If the project is deemed a success, the Company will pay both the minimum of $404,169 (€314,406) and a 6 percent royalty on all relevant sales. The maximum amount payable due to the Walloon Region is twice the amount of funding received.

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

c)

Leases

On January 26, 2012, the Company entered into a new lease agreement in respect of its laboratory space at Namur in Belgium for $1,286 (€1,000) per month commencing April 1, 2012, for a period of one year.  On February 29, 2012, the Company entered into a lease agreement for additional laboratory and office space at Namur for approximately $4,927 (€3,833) per month commencing April 1, 2012, for a period of two years and eight months. Under this agreement the Company is also obliged to pay $1,928 (€1,500) per month as a provisional amount against expenses. On March 23, 2012, the Company entered into a lease agreement in respect of an apartment at Namur in Belgium for $797 (€620) per month commencing April 1, 2012, for a period of one year.

d)

Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement is for a period of two years commencing June 1, 2012, and the total payments to be made by the Company in accordance with the agreement are $501,345 (€390,000).

e)

Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 9 - Subsequent Events

Subsequent to September 30, 2012, the Company received cash subscriptions of $490,750 for 245,375 shares at $2.00 per share. The Company issued these shares on October 31, 2012.

End of Notes to Financial Statements

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

Liquidity and Capital Resources

 During the nine month period ended September 30, 2012, the Company received $1,951,625 in cash subscriptions for 1,115,229 new shares and 291,261 warrants at prices of $1.75 per unit (where warrants were included) and $1.75 per share in connection with private placements. During the same period, consultants, employees and directors converted $207,028 due for services into 118,306 common shares and 52,798 warrants on the same terms as the foregoing cash subscriptions. Since September 30, 2012, the Company has additionally received $490,750 in cash subscriptions for 245,375 new shares at a price of $2.00 per share. These shares were issued on October 31, 2012.

 As of September 30, 2012, the Company had cash of $315,277 and current assets of $125,850, excluding non-cash prepaid expenses of $268,333.  The Company had current liabilities of $476,764.  This represents a working capital deficiency of $35,637. Subsequent to September 30, 2012, the Company has received additional working capital of $490,750 from the shares that were issued on October 31, 2012. Nevertheless, as of the date of filing this report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

We intend to use our cash reserves to fund further research and development activities.  As well as the additional funding described in the preceding paragraph, we expect to receive a certain amount of additional grant funds over the period to January 31, 2013, but this is not assured and otherwise we do not currently have any significant source of revenues and expect to rely on further financing.   There is no assurance that we will be successful in raising further funds.

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

Results of Operations

Three Months Ended September 30, 2012

The following table sets forth the Company’s results of operations for the three months ended on September 30, 2012 and the comparative period of three months ended September 30, 2011.

	Three months ended September 30, 2012	Three months ended September 30, 2011	Increase/(Decrease)	Percentage Increase/(Decrease)
	($)	($)	($)	(%)
Revenues	27,589	-	27,589	-
Operating Expenses	(900,105)	(715,665)	(184,440)	26%
Other Income (Expenses)	-	-	-	-
Income Taxes	-	-	-	-
Net Loss	(872,516)	(715,665)	(156,851)	22%

Basic and Diluted Loss Per Common Share	(0.09)	(0.12)	0.03	(25)%

Weighted Average Basic and Diluted Common Shares Outstanding	9,697,376	5,898,270	3,799,106	64%

Revenues

The Company had revenues of $27,589 from operations in the three months ended September 30, 2012, compared to revenues of Nil over the comparative period of three months ended September 30, 2011. The Company’s operations are in the development stage.

Operating Expenses

For the three months ended September 30, 2012, the Company’s operating expenses increased by $184,440, or 26%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses. Salaries and office administrative fees decreased by $227,687 principally due to warrants valued at $244,340 granted to a director in July 2011. Research and development expenses increased by $371,680 due to increased R&D activity. Professional fees increased by $46,962 due to additional fees for corporate services related to becoming a listed company. General and administrative expenses decreased by $6,515 due to reductions in media training and IT costs.

Net Loss

For the three months ended September 30, 2012, our net loss was $872,516, an increase of $156,851 or 22% over the comparative period of three months ended September 30, 2011. The change is a result of the changes described above.

Nine Months Ended September 30, 2012

The following table sets forth the Company’s results of operations for the nine months ended on September 30, 2012 and the comparative period of nine months ended September 30, 2011.

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Increase/(Decrease)	Percentage Increase/(Decrease)
	($)	($)	($)	(%)
Revenues	54,968	-	54,968	-
Operating Expenses	(2,660,694)	(1,690,987)	(969,707)	57%
Other Income (Expenses)	-	-	-	-
Income Taxes	-	-	-	-
Net Loss	(2,605,726)	(1,690,987)	(914,739)	54%

Basic and Diluted Loss Per Common Share	(0.28)	(0.34)	0.06	(17)%

Weighted Average Basic and Diluted Common Shares Outstanding	9,169,675	4,950,534	4,219,141	85%

Revenues

The Company had revenues of $54,968 from operations in the nine months ended September 30, 2012, compared to revenues of Nil over the comparative period of nine months ended September 30, 2011. The Company’s operations are in the development stage.

Operating Expenses

For the nine months ended September 30, 2012, the Company’s operating expenses increased by $969,707, or 57%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses. Salaries and office administrative fees decreased by $89,211, principally due to a reduction of $112,754 in the costs of warrants and options granted to directors, employees and consultants. Research and development expenses increased by $824,434 due to increased R&D activity in terms of staff, facilities, services and materials. Professional fees increased by $142,177 due to additional fees for corporate services related to becoming a listed company. General and administrative expenses increased by $92,307, principally due to remuneration to a placement agent in respect of the placement that closed on May 11, 2012, comprising $37,484 paid in fees and expenses and 26,685 warrants issued at a valuation of $79,555.

Net Loss

For the nine months ended September 30, 2012, our net loss was $2,605,726, an increase of $914,739 or 54% over the comparative period of nine months ended September 30, 2011. The change is a result of the changes described above.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the material weaknesses resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Amended Transition Report for the period from September 1, 2011 to December 31, 2011 on Form 10-KT/A as filed with the SEC on June 11, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On or about July 31,2012, the Company issued an aggregate of 545,434 restricted shares of the Company’s common stock to one (1) U.S. Accredited Investor and thirteen (13) Non-U.S. Investors, pursuant to the closing of a private placement. Under the private placement, the Company sold an aggregate of 532,719 common shares at a per share price of $1.75 for aggregate proceeds to the Company of $932,500. In addition, as part of the same placement, certain directors have converted $22,250 debt due for services on the same terms as the cash subscriptions above, for 12,715 common shares at a price of $1.75 per share.

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

2.

Subsequent Issuances:

On or about October 31, 2012, the Company issued an aggregate of 245,375 restricted shares of the Company’s common stock to six (6) Non-U.S. Investors, pursuant to the closing of a private placement. Under the private placement, the Company sold an aggregate of 245,375 common shares at a per share price of $2.00 for aggregate proceeds to the Company of $490,750.

The shares issued to the six (6) Non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a“U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.

10.10	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.15	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.18	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.19	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.23	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.25	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.27	Agreement by and between Belgian Volition SA and the Biobank of CHU UCL Mont-Godinne dated August 6, 2012	Filed with the SEC on October 4, 2012 as part of our Amended Registration Statement on Form S-1/A.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  November 14, 2012

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President, Principal Executive Officer and Director

Dated:  November 14, 2012

/s/ Malcolm Lewin

By: Malcolm Lewin

Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  November 14, 2012

/s/ Cameron Reynolds

Cameron Reynolds - President, CEO & Director

Dated:  November 14, 2012

/s/ Dr. Martin Faulkes

Dr. Martin Faulkes - Director

Dated:  November 14, 2012

/s/ Dr. Satu Vainikka

Dr. Satu Vainikka - Director

Dated:  November 14, 2012

/s/ Guy Archibald Innes

Guy Archibald Innes - Director

Dated:  November 14, 2012

/s/ Dr. Alan Colman

Dr. Alan Colman – Director

Dated:  November 14, 2012

/s/ Rodney Gerard Rootsaert

Rodney Gerard Rootsaert - Secretary