Form 10-K
period 2012-12-31
VOLITIONRX LTD
filed 2013-04-01
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ___________________________

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware	000-30402	91-1949078
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1 Scotts Road #24-05 Shaw Centre Singapore 228208 (Address of principal executive offices)

Telephone: (202) 618-1750 Facsimile: +65 6333 7235 (Registrant’s Telephone Number)

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

Yes  X . No      .

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $14,222,944 based upon the price ($3.49) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “VNRX.OB”

As of March 29, 2013, there were 10,436,354 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

PART I

ITEM 1.  BUSINESS

Corporate History

The Company was incorporated on September 24, 1998 in the State of Delaware under the name “Standard Capital Corporation”.  On September 22, 2011, the Company filed a Certificate for Renewal and Revival of Charter with Secretary of State of Delaware.  Pursuant to Section 312(1) of Delaware General Corporation Law, the Company was revived under the new name of “VolitionRX Limited”. The name change to VolitionRX Limited was approved by FINRA on October 7, 2011 and became effective on October 11, 2011.

On September 26, 2011, the Company, then under the name Standard Capital Corporation, and its controlling stockholders (the “Controlling Stockholders”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Singapore Volition Pte Limited, a Singapore registered company (“Singapore Volition”) and the shareholders of Singapore Volition (the “Volition Shareholders”), whereby the Company acquired 6,908,652 (100%) shares of common stock of Singapore Volition (the “Volition Stock”) from the Volition Shareholders.  In exchange for the Volition Stock, the Company issued 6,908,652 shares of its common stock to the Volition Shareholders.  The Share Exchange Agreement closed on October 6, 2011.  As a result of the Share Exchange Agreement, Singapore Volition became our wholly-owned operating subsidiary and the Company now carries on the business of Singapore Volition as its primary business.  Singapore Volition has two subsidiaries, Belgian Volition SA, a Belgium registered company (“Belgian Volition”) which it acquired as of September 22, 2010, and HyperGenomics Pte Limited, a Singapore registered company (“HyperGenomics Pte Limited”), which it formed as of March 7, 2011.

Description of Our Business

The Company is a development stage life sciences company focused on meeting the need for accurate, fast, inexpensive and scalable tests for detecting and diagnosing cancer and other diseases.  We are in the development stage of our operations and are in the process of discovering and developing blood-based diagnostic tests intended for future commercialization through various channels within the United States and eventually throughout the world.  The Company has developed fifteen blood test assays.  Each assay that we have developed can be commercialized for two distinct markets, the clinical in-vitro diagnostics (“IVD”) market and the research use only (“RUO”) market.  Commercializing products on the RUO market means that we intend to sell our products to medical schools, universities and commercial research and development departments for research use only.  Products placed on the RUO market may be used for any research purpose, even if the products are being studied or tested for uses other than those intended.  RUO products, however, are not to be used for patient diagnosis.  Commercializing products on the IVD market means that we intend to sell our future products to be used in hospitals, clinics, etc. for patient diagnosis.  None of the assays that we are currently developing are available for sale on the IVD market

Currently, there are very few blood tests for diagnosis of cancer in common clinical use. The current blood tests available for diagnosing cancer are primarily the prostate specific antigen (“PSA”) test for prostate cancer and the septin-9 test for colon cancer. The PSA test has poor diagnostic accuracy (detects approximately 70% of prostate cancers and misdiagnoses about 30% of healthy men as positive for cancer) but is widely used because it is the best product currently available. 1 The septin-9 colon cancer test has better diagnostic accuracy (detects approximately 70% of colon cancers and misdiagnoses about 10% of healthy people as positive for cancer) but is relatively expensive and technically complex. There are currently no blood tests for diagnosing lung cancer.  Pancreatic cancer is currently not detectable by any means prior to symptomatic presentation of the patient by which time the disease is advanced and the patient life expectancy is short (a matter of a small number of months).

We do not anticipate earning significant revenues until such time as we able to fully market our intended products on either the RUO or IVD clinical diagnostics market.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations.

____________________________

1 National Cancer Institute FactSheet Tumor Markers, 7 December 2011 [online], Available at http://www.cancer.gov/cancertopics/factsheet/detection/tumor-markers,

[accessed 03.07.2013]

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

The Market

Everyone in the world has, or will be, touched by the effects of cancer. It is one of the world’s most deadly diseases, accounting for around 13% of annual global deaths.2 In the United States alone, there are 14 million cancer survivors.3  By 2020, this figure is expected to rise to 18.1 million and the cost of cancer to the U.S. is projected to reach $158 billion.4 These figures are mirrored in all regions of the world and will continue to grow as populations age.  This is a large potential market of which diagnostics will be a significant part.

Inevitably, the chances of surviving cancer are greatly improved by early detection and diagnosis, however, there is currently no screening test for cancer in general, and very few effective mass screening tests for specific cancers in blood.  Further, current methods of cancer diagnosis are not cost effective and cannot provide accurate results.  The inadequacy of existing diagnostic products means that most cancers are only diagnosed once the patient experiences symptoms and the cancer is well established. By this stage, it will often have spread beyond the primary tumor (metastatic cancers), making it substantially more difficult to treat.  Early, non-invasive, accurate cancer diagnosis remains a great unmet medical need and a huge commercial opportunity. For these reasons, cancer diagnostics is an active field of research and development both academically and in the industry.

The global IVD market is forecast to reach $60.0 billion in 2014,5 driven by the increasing health care demands of an aging population.  Of this the two largest current IVD market segments are:

•

Histology, immunohistochemistry and cytology of tissue samples (expected to grow 6.8% per annum from 2011-2018, with an expected value of $25.5 billion by 2018).6 These are mostly used to confirm cancer diagnosis post-surgery and to determine cancer sub-type; and

•

Immunoassay (chemical tests used to detect a substance in blood or body fluid), which will be the second largest market with a value of more than US$7 billion.7 These tests are mostly used to monitor for disease progress and relapse. This market segment includes Volition’s future Nucleosomics® products, which will be blood immunoassay tests for modified histones for the diagnosis of cancer.

Molecular diagnostics (the analysis of genetic makeup e.g. DNA, RNA, and proteins) is growing rapidly, and is expected to reach approximately 18% of IVD market by 2014.8 In Vitro Diagnostics will be the largest medical technology sector by 2018 – greater than either cardiology or diagnostic imaging.9 The cancer IVD market comprising cancer blood and tissue biopsy tests was $4.7 billion in 2008 and growing at 11%.10

______________________________

2 Cancer - Fact sheet N°297, World Health Organization, [online], Available at: http://www.who.int/mediacentre/factsheets/fs297/en/index.html, [accessed 03.07.2013]

3 Mariotto AB et al., Projections of the cost of cancer care in the United States: 2010-2020. Jan 19, 2011, JNCI, Vol 103, No.2

4 Mariotto AB et al., Projections of the cost of cancer care in the United States: 2010-2020. Jan 19, 2011, JNCI, Vol 103, No.2

5 Report: Worldwide IVD Market Will Cross $60 Billion U.S. Dollars by 2014, August 20, 2012 [online], Available at: http://www.ivdtechnology.com/blog/ivdt-6 insight/report-worldwide-ivd-market-will-cross-60-billion-us-dollars-2014, [accessed 03.07.2013]

6 In Vitro Diagnostics Market to 2018 - Consolidation, Decentralization and Demand for Genetic Testing to Shape the Competitive Landscape, March 23, 2012 [online], Available at http://www.marketresearch.com/GBI-Research-v3759/Vitro-Diagnostics-Consolidation-Decentralization-Demand-6871130/ [accessed 03.07.2013]

7 Report: Worldwide IVD Market Will Cross $60 Billion U.S. Dollars by 2014, August 20, 2012 [online], Available at: http://www.ivdtechnology.com/blog/ivdt-insight/report-worldwide-ivd-market-will-cross-60-billion-us-dollars-2014, [accessed 03.07.2013]

8 Report: Worldwide IVD Market Will Cross $60 Billion U.S. Dollars by 2014, August 20, 2012 [online], Available at: http://www.ivdtechnology.com/blog/ivdt-insight/report-worldwide-ivd-market-will-cross-60-billion-us-dollars-2014, [accessed 03.07.2013]

9 IVD Will Be Largest Medtech Sector by 2018, October 4, 2012 [online], Available at http://www.ivdtechnology.com/blog/ivdt-insight/ivd-will-be-largest-medtech-sector-2018, [accessed 03.07.2013]

10 Cancer IVD market expands to meet customer demand, May 1, 2008, [online], Available at: http://www.ivdtechnology.com/article/cancer-ivd-market-expands-meet-customer-demand,

[accessed 03.07.2013]

The Company is focused on responding to the need for early, accurate diagnostic tests through the development of its proprietary technologies and product prototypes. The Company intends to develop a range of products over the next 5-10 years with both general and specific cancer tests, on increasingly simple formats.  For the year ended December 31, 2011, the Company spent $1,521,039 on research and development activities.  For the year ended December 31, 2012, the Company spent $2,842,586 on research and development activities.  None of these costs are borne directly by customers as the Company is in the development stage and does not have any customers.

Our Intended Products

Each product that we are in the process of developing can be commercialized for two distinct markets, the clinical IVD market and the RUO market.  To commercialize our future products on the clinical IVD market requires government approval (CE Marking in Europe and/or FDA approval in the U.S.).  Commercializing our future products on the IVD market means that we intend to sell our future products to be used in hospitals, clinics, etc. for patient diagnosis. Commercializing our products on the RUO market means that we intend to sell our future products to medical schools, universities and commercial research and development departments for RUO and not to be used for patient diagnosis.  The RUO market does not require government approval, however, before any of our products can be sold on the RUO market, they need to successfully complete beta-testing. Beta-testing involves providing the products to a few laboratories to identify and correct any problems in the products.  A suite of NuQ® kits were launched for the RUO market in 2012. None of the products that we are currently developing are available on the IVD market.  The products that the Company is currently developing are described in detail below:

NuQ® Suite of Epigenetic Cancer Blood Tests

We have developed fifteen epigenetic blood test assays based on our NuQ® technology which is designed to detect the level and structure of nucleosomes in blood.  We are in the development stage of our operations and to date, we have no products available for sale on the IVD market.  Epigenetics is the science of how genes are switched “on” or “off” in the body’s cells. A major factor controlling the switching “on” and “off” is the structuring of DNA. The DNA in every human cell is not a random string but wound around protein complexes in a “beads on a string” structure. Each individual “bead” with associated DNA coiled around it is called a nucleosome. These nucleosomes then form additional structures with increasingly dense packing, culminating in chromosomes containing hundreds of thousands of nucleosomes.

Figure 1 – A nucleosome

Cancer is characterized by uncontrolled and rapid cell growth and also by an approximately matched, but slightly less, rapid cell death rate. When the cells die, the DNA is chopped up into individual nucleosomes which are released into the blood as summarized in Figure 2 below.  When cells break up, they end up in the bloodstream to be recycled back into the body. When a cancer is present, the number of cells being recycled is far higher than in a healthy body, so the system is overwhelmed, leaving the excess broken-up pieces, including the nucleosomes, in the blood.  The structure of nucleosomes is not uniform but subject to immense variety. It is has been known for 4 or 5 years that nucleosomes in cancer cells are different in structure from those in healthy cells.11

_______________________

11 Fraga MF et al., “Loss of acetylation at Lys16 and trimethylation at Lys20 of histone H4 is a common hallmark of human cancer”, Nature Genetics, Vol 37 (4), p391-400, 2005

Nucleosomes in cellular DNA
Cell death results in nucleosome release into bloodstream
Double antibody platform system captures and labels nucleosome

Figure 2 – Release of nucleosomes into blood

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

To date the Company has developed 15 NuQ® blood test assays that fall into 4 main types and are intended to be used together to complement each other and to provide a total solution.  To date, we do not have any products available for sale on the IVD market.

•

NuQ®-X:  We are currently developing two blood tests in the NuQ®-X family to detect the presence of cancer by detecting nucleosomes containing specific nucleotides.

•

NuQ®-V: We are currently developing three blood tests in the NuQ®-V family to detect cancer by detecting nucleosomes containing specific histone variants.  Through our research, we have found that the pattern of blood levels of the different types of histone variants in nucleosomes is different for different cancer types.

•

NuQ®-M: We are currently developing five blood tests in the NuQ®-M family to detect cancer by detecting nucleosomes containing modified histones, the proteins that package and order DNA into nucleosomes.

•

NuQ®-A: We are currently developing five blood tests in the NuQ®-A family to detect cancer by detecting nucleosome-protein adducts.

Generally, the above tests are being developed to work together, using a combination of tests in conjunction (collectively called the “NuQ® panel”) for the IVD market.  To date, we have used the NuQ® panel prototypes to test a small number of blood samples taken from lung, colon, and pancreatic cancer patients.

Early Clinical Studies

Preliminary findings from the Company’s ongoing internal clinical trials of the NuQ® diagnostic platform in which blood was taken from 105 patients were announced in 2012. Briefly, the findings were that a NuQ®-A test was able to detect 76% of patients with colon cancer, 96% of patients with breast cancer, and 100% of patients with lung cancer. Of the 105 patients tested, 74 had cancer (25 colon cancer, 25 breast cancer and 24 lung cancer), and 31 were healthy (not diagnosed with cancer). Volition tested all the patient samples for elevated nucleosome structures using a NuQ®-A kit, with the following results for colon, breast and lung cancer:

•

Colon: 76% of cancers detected (19 of 25 patients) and 90% specificity (3 false positives from 31 healthy samples)

•

Breast: 96% of cancers detected (24 of 25 patients) and 90% specificity (3 false positives from 31 healthy samples)

•

Lung: 100% of cancers detected (24 of 24 patients) and 86% specificity (4 false positives from 28 healthy samples).

The studies were carried out internally by the Company’s scientists at its laboratory in Belgium using a small number of patient samples from a UK Cancer BioBank and samples taken from healthy volunteers in the United Kingdom. The results of these studies have not been submitted to or published in any journals (peer reviewed or otherwise).

NuQ® Research Kits

The Company has launched its first RUO products. The research products are 96 well semi-manual kits for the simultaneous analysis of 48 blood samples, the usual format for research products (a 96 well kit can be used to analyze some 48 samples as samples are tested in duplicate).  The most expensive component in the manufacture of products will be the pairs of antibodies employed.  Initially, we anticipate that these will be purchased or licensed at a cost of $70 - $110 USD per kit (for the lowest and highest cost per pair we are currently using), but the Company has commenced development of its own antibodies which we believe will reduce costs to less than $10 USD per kit. Other production costs are expected to be less than $30 USD per kit.   We expect total initial production costs to be around $100-$140 USD per kit and we anticipate a subsequent drop in the production price the first year to approximately $40 USD per kit, as the Company continues to develop its own antibodies.

The selling prices are between €795 - €995 EUR (approx. $1000 - $1,300 USD) per kit. The NuQ® assay technology is proprietary to the Company so no direct competition exists.  However, some competitors manufacture simple generic modified histone ELISA kits which are the closest competitors currently on the market to the Company’s intended NuQ®-M products. The generic products offered by competitors do not measure modified histones in intact nucleosomes but require chemical extraction of histones from samples prior to use.

The NuQ® research use kits are designed to run on simple instrumentation available from a wide range of suppliers and found in most research laboratories and hospitals. Our own instrument, on which we develop and run the NuQ® tests is shown in Figure 3 below.

Figure 3 – Example of lab instrument for running ELISA tests

NuQ® Clinical Diagnostic Products

There are three main segments of the clinical IVD market that the Company intends to adapt its future NuQ® products to in the future.

•

Centralized Laboratory Market

Centralized laboratories test thousands of blood samples taken from patients everyday mostly using fully automated enzyme-linked immunosorbent assay (“ELISA”) systems, commonly known as random access analyzers, usually supplied by one of the global diagnostics companies.  Tests run on ELISA systems use components of the immune system and chemicals to detect immune responses in the body.  ELISA systems analyze thousands of blood samples every day and can run dozens of different ELISA tests in any combination on any sample and for many samples simultaneously.  The systems are highly automated and rapid (as little as 10 minutes for many tests), and can be run at low costs.  Additionally, ELISA instruments are used in all major hospitals throughout the U.S. and Europe and therefore, are well understood by clinicians and laboratory staff.  It is more cost-effective and technically simple for hospitals and clinics to run several blood samples simultaneously using ELISA tests compared to non-ELISA tests or alternative methods for screening cancer.  All of the NuQ® tests that we are in the process of developing are designed for ELISA systems.  A typical example of an ELISA system is shown below in Figure 4.

Figure 4 – Example of an Automated ELISA System

One option that may be available to the Company in the future is to license our NuQ® technology on a non-exclusive basis to a global diagnostics company.  As of the date of this Report, the Company has not entered into any discussions or negotiations with diagnostic companies or established an anticipated timeframe for licensing our NuQ® technology.

Another option that may be available to the Company is to sell manual and/or semi-automated 96 well ELISA plates for use by these laboratories.  As of the date of this Report, the Company has not entered into any discussions or negotiations with diagnostic companies for the sale of ELISA plates.

•

Point-of-Care Devices:  Point-of-care devices are small instruments that perform tens of ELISA tests per day rapidly on blood taken from a finger prick.  The instruments can be found in any oncology clinic and tests can be performed during patient consultations. The Company intends to contract with an instrument manufacturer to produce these instruments for point-of-care NuQ® testing for the oncologist’s office, general doctor’s office or at home testing.  The Company hopes to enter the point-of-care clinical market in Europe in 2015 and in the U.S. in 2016, as the Company will first need to adapt its test prototypes to these small instruments and demonstrate their success in the greater diagnostics market before these products will be adopted by others in the industry.  At this stage of its development, the Company cannot accurately predict the costs to manufacture these devices or their selling price.  As of the date of this Report, the Company has not entered into any discussions or negotiations regarding the manufacture or sale of these devices.  See Figure 5 for an example of a point-of-care device.

Figure 5 – Example of a Point-of-Care Device

The above photograph is an illustration of the Company’s intended products. To date, the Company has no products available for sale on the IVD or RUO market and there is no guarantee that any such products will be developed or commercialized on either market.

•

Disposable Home Use or Doctor’s Office Tests:  Disposable home use or doctor’s office tests are single shot disposable devices which can be purchased over the counter at any chemist shop or pharmacy and test a drop of blood taken from a finger prick.  The test is administered at a doctor’s office using a point-of-care device or at home using a home testing kit, neither of which require laboratory involvement.  Thus, the patient experiences considerably lower costs using these tests as compared to traditional laboratory tests.  The format of the self-use home testing kit is very easy to use and reproduce and does not rely on laboratory processing.  There are currently no useful diagnostics tests suitable for mass screening for cancer in general through a simple self-use home testing kit.   Figure 6 below shows a basic home use test on the left which displays the results of the test in the two windows, similar to a pregnancy test. The test on the right is more sophisticated and plugs into a meter or the USB port of a computer for analysis and interpretation.

Figure 6 – Examples of Disposable Doctor’s Office or Home Use Tests

The above photograph is an illustration of the Company’s intended products. To date, the Company has no products available for sale on the IVD or RUO market and there is no guarantee that any such products will be developed or commercialized on either market.

The Company intends to contract with a specialist company to adapt the NuQ® test prototypes to the doctor’s office or home use system and to contract with a manufacture for the production of these tests.  As of the date of this Report, the Company has not entered into any discussions or negotiations with a specialist company or manufacturer.  Initially, the Company intends to sell these tests for professional use only (doctor’s office) and to sell the tests for non-professional home use at a later time.    The Company does not yet have an estimated timeframe for entering into this market.  Further, at this early stage of our development, the Company cannot accurately determine the manufacturing costs or selling price of these tests.

HyperGenomics®

The Company is in the process of developing HyperGenomics® tissue and blood-based tests to determine disease subtype following initial diagnosis and to help decide the most appropriate therapy. Selecting the correct treatment approach can significantly improve outcome, reduce side effects and deliver cost savings.   HyperGenomics Pte Limited, a subsidiary of the Company, holds a worldwide exclusive licence to the patent application for the HyperGenomics technology from Imperial College, London. The HyperGenomics® tests will be performed on cancer tissue obtained either by biopsy or during surgical resection to determine the cancer subtype and to determine optimal treatment regimens.  The HyperGenomics® profiling tests are being developed to provide detailed epigenetic characterization of tumors in a cost effective way. A new protocol for analyzing white blood cells – a precursor to applications in leukemia was developed in 2012. Volition commenced development of a bioinformatics pipeline to analyze the complex data sets generated from the biological samples in 2012 and will continue development of the algorithms in 2013.  .

First revenue of $50 000 was realized from contract research in 2012. Volition will continue to offer this service in parallel with development of a HyperGenomics® research kit with completion expected by the end of 2013., Beta-testing is expected to take approximately six (6) months to complete and will cost approximately $50,000 USD.  If beta-testing is successful, the Company expects to launch HyperGenomics® research kits into the RUO market in Europe and in the U.S. in 2014.

For the IVD market, the Company expects to expand clinical proof of concepts and validation work for the HyperGenomics® test in 2013.  The launch of the HyperGenomics® test into the IVD market in Europe and the U.S. will follow the commercialization of the test into the RUO market.  The estimated timeframe for its launch into the IVD market has not yet been determined and will depend upon the speed of clinical trials and market approval. The HyperGenomics® test is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.

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

Singapore Volition acquired the patent application for an endometriosis test (“NuQ Endo”) in June 2011 and the Company is now in the process of developing the test based on its existing NuQ® technology.  The NuQ Endo test is designed to be a simple blood test taken at two stages of a woman’s menstrual cycle, during menses and partway through the month. If the two measurements show quantitative differences in total nucleosome level, endometriosis is indicated.  Hypothesis-testing and clinical proof of concept work (to demonstrate that the test is feasible or has the potential to be used and effective) on the endometriosis test is currently being carried out in the Company’s laboratory. The Company completed pilot studies of the NuQ Endo endometriosis test in 2012 and expects to commence large trials in 2013. The NuQ Endo test is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.  The NuQ Endo test is not currently being developed for the RUO market.

Intellectual Property

The Company holds eight families of patents covering the products currently being developed.  Three are licensed form world-class research institutions, two are patents authored by Belgian Volition and three are patents authored by Singapore Volition.

Nucleosomics® Intellectual Property

•

Singapore Volition holds an exclusive license to the following patent from Chroma Therapeutics Limited:

Nucleosomics  WO2005019826:  Detection of Histone Modifications in Cell-Free Nucleosomes (Patent that underlies the NuQ®-M tests)

Application Date:  August 18, 2003

Status:  Granted in Europe; Pending in U.S.

•

Singapore Volition holds the worldwide exclusive license in “the field of cancer diagnosis and cancer prognosis” for the following patent from the European Molecular Biology Laboratory:

EMBL Variant Patent WO2011000573:  Diagnostic Method for Predicting the Risk of Cancer Recurrence based on MacroH2A Isoforms

Application Date:  July 2, 2009

Status:  Pending Worldwide

•

Belgian Volition authored the following patent application covering its total NuQ® assay technology:

NuQ Patent UK1115099.2 and U.S. 61530300: Method for Detecting Nucleosomes

Application Date: September 1, 2011

Status: Pending Worldwide

•

Belgian Volition authored the following patent application covering its NuQ®-V technology:

NuQ-V Patent UK1115098.4 and U.S. 61530304:  Method for Detecting Nucleosomes containing Histone Variants

Application Date: September 1, 2011

Status: Pending Worldwide

•

Singapore Volition authored the following patent application covering its NuQ®-X technology:

NuQ-X Patent UK1115095.0 and U.S. 61530295: Method for detecting Nucleosomes containing Nucleotides

Application Date: September 1, 2011

Status: Pending Worldwide

•

Singapore Volition authored the following patent application covering a NuQ®-A blood test for detecting nucleosome adducts of cancer origin that circulate in the blood of cancer patients.  The patent application covers both the use of these adducts as biomarkers and the methods for their detection.

NuQ-A Patent UK1121040.8 and U.S. 61568090: Method for detecting Nucleosome Adducts

Application Date: December 7, 2011

Status: Pending Worldwide

HyperGenomics® Intellectual Property

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

Endometriosis Intellectual Property

•

Singapore Volition authored the following patent application for its endometriosis test:

Endometriosis Diagnostic UK1012662.1:  Method for Detecting the Presence of a Gynaecological Growth

Application Date:  July 28, 2010

Status:  Pending Worldwide

Future Intellectual Property Strategy

The Company intends to continue its development of the NuQ® and HyperGenomics® technologies and will continue to apply for patents for future product developments.  The Company’s strategy is to protect the technologies with patents in Europe and the U.S.  Following product development, each product, based on the technologies, will be further protected individually by new patent filings worldwide.

We believe that this will provide:

•

Market exclusivity through a double layer of patent protection (primarily the protection of the underlying technology on which all the tests are based and, secondarily, specific patent protection for each future product).

•

A full 20-year protection for each new product developed (e.g. a NuQ® product developed in 2013 would continue to be protected in all markets until 2033, beyond expiration of the parent technology patent in 2023).

FILED PATENTS
2000
2005
2010
2015
2020
2025
2030
2035
Future
From Chroma Therapeutics: WO2005019826:
Detection of Histone Modifications in Cell-Free Nucleosomes
(NuQ®-M patent)
EMBL Variant Patent WO2011000573:
Diagnostic Method for Predicting the Risk of Cancer Recurrence
based on MacroH2A Isoforms (NuQ®-V patent)
NuQ Patent UK1115099.2 and U.S. 61530300:
Method for Detecting Nucleosomes
(NuQ® patent)
NuQ-V Patent UK1115098.4 and U.S. 61530304:
Method for Detecting Nucleosomes containing Histone Variants
(NuQ®-V patent)
NuQ-X Patent UK1115095.0 and U.S. 61530295:
Method for detecting Nucleosomes containing Nucleotides
(NuQ®-X patent)
NuQ-A Patent UK1121040.8 and U.S. 61568090:
Method for detecting Nucleosome Adducts.
(NuQ®-A patent)
Endometriosis Diagnostic UK1012662.1:
Method for detecting the presence of a gynaecological growth
HyperGenomics WO03004702:
Method for determining chromatin structure
Future Applications...

Trademarks

•

Europe – Granted Trademarks

o

NuQ (covers associated brand names including NuQ-X, NuQ-V, NuQ-M, NuQ Endo, etc.)

European Community Trade Mark No. 009979675

In Classes 01, 05, 10. 42

Registration Date: November 28, 2011

Initial Duration:  10 years

From:  May 19, 2011

o

Hypergenomics

European Community Trade Mark No. 009979626

In Classes 01, 05, 10. 42

Registration Date: November 28, 2011

Initial Duration:  10 years

From:  May 19, 2011

o

Nucleosomics

European Community Trade Mark Application No. 009979551

Registration Date:  March 27, 2012

Classes 01, 05, 10. 42

Application Date: May 19, 2011

•

United States – Granted Trademark

o

Hypergenomics

US Trade Mark No. 4196778

In Classes 01, 05, 10. 42

Registration Date: August 28, 2012

Initial Duration:  10 years

From: August 28, 2012

o

NuQ

US Trade Mark No. 4228623

In Classes 01, 05, 10. 42

Registration Date: October 23, 2012

Initial Duration:  10 years

From: May 19 2011

o

Nucleosomics

US Trade Mark No. 4208619

In Classes 01, 05, 10. 42

Registration Date: September 18, 2012

Initial Duration:  10 years

From: May 19 2011

Government Approval

All of the Company’s intended products are designed to be non-invasive, meaning they cannot harm the subject other than through misdiagnosis.  The Company’s strategy is to begin selling its future products for RUO purposes, which requires no regulatory approval, while simultaneously going through the process of obtaining regulatory approval for IVD products to be used clinically on cancer patients.  Conformité Européenne (“CE”) Marking is a rough equivalent of the United States’ Food and Drug Administration (“FDA”) approvals process, although it is a somewhat lighter regime.  The Company will first focus on the regulatory process in Europe (CE Marking), due to the grant of the NuQ® patent in Europe and due to the lighter regulatory requirements to obtain CE Marking than to obtain FDA approval in the U.S.  This will be followed closely by the regulatory process in the U.S. and in the rest of the world.  In many territories, the European CE Mark is sufficient to place products on the clinical market and, where it is not, it often simplifies the regulation processes.  To date, the Company has not begun the CE Marking or FDA approval process for any of its tests currently under development.

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

The Company is currently engaged in requirements (i) and (ii) for the NuQ®-X test and the NuQ® panel.  Requirements (iii) and (iv) are general requirements that apply to all of the Company’s intended products.  In compliance with the In-Vitro Diagnostic Medical Devices Directive and the CE Marking process, the Company has ensured that all development and validation is carried out in a manner consistent with regulatory approval.  Additionally, the Company has maintained proper records so that its future products can be approved as quickly and simply as possible.  The Company has engaged a regulatory advisor to lead in requirement (iv) for all of its future products.  All of these requirements must be completed prior to the submission of an application for CE Marking.  The Company will submit applications, which will contain a dossier of all relevant analytical, clinical and manufacturing data following retrospective clinical studies which will require a total of approximately six (6) months to complete.  We estimate the cost of obtaining CE Marking will be approximately $500,000 USD per test.  The Company expects that CE Marking for the NuQ®-X test and NuQ® panel products will be applied for by the end of 2013 or the first half of 2014.  Sales of our clinical products can occur in Europe once CE Marking has been granted.

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

Product Development and Plan of Operations

NuQ® Panel Tests:

•

Research Use Only Market

o

The NuQ® panel of tests has been released for the RUO market.

•

In-Vitro Diagnostics Market

o

CE Marking (Europe): A pilot NuQ® panel of 3 tests underwent external third party retrospective clinical validations during 2012 which took approximately nine (9) months to complete A larger NuQTM panel of tests is expected to undergo large scale retrospective clinical validations in during 2013.  Once the retrospective validations are completed, the tests will be submitted for CE Mark approval.  We estimate the cost of obtaining CE Marking will be approximately $500,000 USD.

o

FDA Approval (U.S.):  FDA approval is expected to require longer large scale prospective clinical validation studies and is expected to commence in 2013 and be completed in 2015. When completed, the data will be submitted to the FDA for U.S. market approval.  We estimate the cost of obtaining FDA approval will be approximately $825,000 USD.

The Company completed initial external testing on a variety of cancers in 2012 based on the Company’s NuQTM technology. Cancers were selected by medical need and commercial value and large scale retrospective (CE Mark) and prospective (FDA) clinical validation studies for the  cancers identified as most promising in the 2012 studies will commence in 2013. A rolling pipeline of products for different types of cancers is expected to be produced over the next three (3) to five (5) years.

HyperGenomics® Test:

•

Research Use Only Market

o

First revenue from HyperGenomics® profiling was achieved in 2012. A simplified test method was developed. Prototype research kits are expected to be completed in 2013, followed by beta-testing which shall take approximately six (6) months at a cost approximately $50,000 USD. HyperGenomics® kits will used to offer contract research services by Volition (2013) and through licensing to selected partners (2014) Research kits be launched into the RUO market in Europe and in the U.S. by 2014.  The HyperGenomics® test is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.

•

In-Vitro Diagnostics Market

A protocol for blood testing was developed in 2012.  The Company expects to work on the clinical proof of concept for personalized medicine applications and validation for the HyperGenomics® test in 2013.  The timeframe for launch of the first HyperGenomics® test into the IVD market will depend largely on the scale of clinical trials required by regulators in Europe and the U.S.

NuQ®-Endo Endometriosis Test:

•

Research Use Only Market

o

The Company does not intend to bring the NuQ®-Endo test to the RUO market and instead will focus its efforts on bringing it to the IVD market.

•

In-Vitro Diagnostics Market

o

Currently, the NuQ®-Endo test is undergoing hypothesis-testing and clinical proof of concept work.  The Company expects to continue with validations for the NuQ®-Endo test in 2013.  Once the proof of concepts and validations are completed, the Company will then perform a large scale prospective clinical trial which shall take approximately twelve (12) months to complete and will cost approximately $50,000 USD.  If the Company is successful in developing a reliable test, we hope to partner with large pharmaceutical companies to bring these tests to the IVD market in Europe and the U.S.  The NuQ®-Endo is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.  The estimated timeframe for its launch into the IVD market has not yet been determined and will depend upon the speed of clinical trials and market approval.

NuQ® Clinical Diagnostic Products:

•

Centralized Laboratory Market

o

License of NuQ® technology to a global diagnostics company: The Company may license our NuQ® technology on a non-exclusive basis to a global diagnostics company. The approximate licensing fees have not yet been determined. As of the date of this Report, the Company has not entered into any discussions or negotiations with diagnostic companies or established an anticipated timeframe for licensing our NuQ® technology.

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

o

Point-of-Care Devices:  The Company expects to enter the point-of-care clinical market in Europe in 2015 and in the U.S. in 2016.  The approximate manufacturing costs or sales price per device have not yet been determined.  As of the date of this Report, the Company has not entered into any discussions or negotiations regarding the manufacture or sale of these devices.

o

Disposable Home Use or Doctor’s Office Tests:  The Company intends to contract with a specialist company to adapt the NuQ® tests to the doctor’s office or home use system and contract with their manufacture.  The sale of these tests will initially be for professional use only (doctors) and will likely be released at a later time for non-professional home use.  The approximate manufacturing costs or sales price per test have not yet been determined.  As of the date of this Report, the Company has not entered into any discussions or negotiations with a specialist company or manufacturer.  The Company does not yet have an estimated timeframe for the manufacture or sale of these tests.

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

Sales and Marketing Strategy

The first use of our future NuQ® products will be for RUO, as the RUO market does not require government approval as opposed to the clinical IVD market.  We believe that by selling our intended products in the RUO market, we will drive awareness of our Company and our intended products which in turn, will lead to future sales in both the RUO and IVD clinical markets. The Company’s products are available for sale to researchers via the Company’s product website, http://www.nucleosomics.com. Initially, the Company will provide its products to carefully chosen opinion leaders to provide further validation and product feedback.

The Company will use the following methods to generate revenues from its intended products:

•

Direct Sales:  As the Company desires to launch its intended products into both the RUO and IVD markets as quickly as possible, direct sales will be the first path to market the future suite of NuQ® products as well as all of the Company’s other future products when they are first available for sale.  We hope to achieve initial sales through strong existing contacts and a dedicated product website.  As of the date of this Report, the Company has not begun direct sales or entered into any sales agreements for any of its intended products.  The Company hired a Sales and Marketing Director on September 1, 2012, whose remit is the direct sales of the Company’s first research products.

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

The Company’s future products will require several dynamic and evolving sales models tailored to different worldwide markets, users and products. The Company has decided to focus its sales strategy on the initial RUO market in 2013 and develop a flexible strategy for its future IVD products through the later part of 2013.  We hope to progressively grow to large volumes of tests sold to centralized laboratories and eventually reach the mass diagnostics testing market.  The exact nature of the ideal sales strategy will evolve as the Company continues to develop its intended products and seek entry into the RUO and IVD markets.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our principal executive office is located at 1 Scotts Road, #24-05 Shaw Centre, Singapore 228208.  We currently rent this space for approximately $1,500USD a month.  Currently, this space is sufficient to meet our needs, however, once we expand our business to a significant degree, we will have to find a larger space. We do not foresee any significant difficulties in obtaining any required additional space.   We do not currently own any real estate.

Belgian Volition rented laboratory and office space at Facultés Universitaires Notre-Dame de la Paix located at 61 rue de Bruxelles, B-5000, Namur, Belgium for approximately $1,028 USD (€778 EUR) per month pursuant to a lease entered into with the University on January 31, 2011 for a leasing term of one year.  On February 1, 2012, Belgian Volition entered into an amended leasing agreement with the University, extending the original lease for an additional three months.  On January 26, 2012 Belgian Volition entered into a new lease agreement to maintain its existing laboratory space only at the University for $1,322 USD (€1,000 EUR) per month commencing April 1, 2012 for a leasing term of one year, which period may be extended by mutual agreement.

On February 29, 2012, Belgian Volition entered into a lease agreement for larger laboratory and office space at 20A Rue de Séminaire, 5000, Namur, Belgium for approximately $5,065 USD (€3,833 EUR) per month commencing April 1, 2012 for a leasing term of two years and eight months. Additionally, Belgian Volition shall pay $1,982 USD (€1,500) EUR per month as a provision against expenses.

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

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB for 2012 and 2011 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter (Jan. 1 – Mar. 31)	Second Quarter (Apr. 1 – Jun. 30)	Third Quarter (Jul. 1 – Sept. 30)	Fourth Quarter (Oct. 1 – Dec. 31)
2012 – High	3.03	3.50	4.31	4.31
2012 – Low	2.25	2.75	3.48	2.76
2011 – High	0.25	0.25	0.25	5.00
2011 – Low	0.25	0.25	0.25	1.50

Record Holders

As at March 28, 2013, an aggregate of 10,436,354 shares of our common stock were issued and outstanding and were owned by approximately 103 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

1.

Quarterly Issuances:

On or about December 28, 2012, the Company issued an aggregate of 67,000 restricted shares of the Company’s common stock to nine (9) Non-U.S. Investors, pursuant to the closing of a private placement. Under the private placement, the Company sold an aggregate of 67,000 common shares at a per share price of $2.00 for aggregate proceeds to the Company of $134,000.

The shares issued to the nine (9) Non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

2.

Subsequent Issuances:

On or about March 25, 2013, the Company issued an aggregate of 244,792 restricted shares of the Company’s common stock to one (1) U.S. Accredited Investor and eighteen (18) Non-U.S. Investors, pursuant to the closing of a private placement. Under the private placement, the Company sold an aggregate of 235,500 common shares at a per share price of $2.00 for aggregate proceeds to the Company of $471,000. In addition, as part of the same placement, certain directors and consultants have converted $18,583 debt due for services on the same terms as the cash subscriptions above, for 9,292 common shares at a price of $2.00 per share.

The shares issued to the one (1) U.S. Accredited Investor were issued pursuant to Section 4(2) of the Securities Act of 1933,

as amended, (“Securities Act”), and Rule 506 of Regulation D, as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor” who had access to registration-type information about the Company. The shares issued to the eighteen (18) Non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

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

(b) The shares of common stock referenced herein were issued pursuant to and in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act. We made this determination in part based on the representations of the Investor(s), which included, in pertinent part, that such Investor(s) was an “accredited investor” as defined in Rule 501(a) under the Securities Act, and upon such further representations from the Investor(s) that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Our determination is made based further upon our action of (a) making written disclosure to each Investor prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of  the Company of any general solicitation or advertising for securities herein issued in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act.

(c) The shares of Common Stock referenced herein were issued pursuant to and in accordance with Rule 903 of Regulation S of the Act. We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor represented to us that the investor was not a "U.S. person", as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

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

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan (the “Plan”), for the directors, officers, employees and key consultants of the Company.  Pursuant to the Plan, the Company is authorized to issue nine hundred thousand (900,000) restricted shares, $0.001 par value, of the Company’s Common Stock.  Options over 720,000 shares were granted on November 25, 2011. The options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $3 for options vesting in the first year, $4 for options vesting in the second year, and $5 for options vesting in the third year. Options over 30,000 shares were granted on September 01, 2012. The options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $4.31 for options vesting in the first year, $5.31 for options vesting in the second year, and $6.31 for options vesting in the third year. Options over 100,000 shares were granted on December 13, 2012. The options vested on the grant date and expire three years after the vesting date. The exercise price is $3.01 per share. Options over 37,000 shares were granted on March 20, 2013. The options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $2.35 for options vesting in the first year, $3.35 for options vesting in the second year, and $4.35 for options vesting in the third year.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements.  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash of $376,421 and other current assets of $67,688, excluding non-cash prepaid expenses of $250,833.  The Company had current liabilities of $747,770.  This represents a working capital deficit of $303,461. During 2013 to date the Company has received subscriptions for 235,500 new shares totaling $471,000, in connection with a private placement. As part of the same placement, consultants and directors have agreed to convert $18,583 due for services into 9,292 common shares on the same terms as the foregoing cash subscriptions. The shares were issued on March 25, 2013.

In addition, the Company believes it is entitled to grant funds from the Walloon Region government in Belgium totaling approximately $600,000, in respect of expenditure incurred over the period April 2010 to September 2012. The processing of the claims for these funds has been delayed, but based on the information available funds should be received within the next few months, though this is not assured. As of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

We intend to use our cash reserves to fund further research and development activities. We do not currently have any substantial source of revenues and expect to rely on additional financing.  We are pursuing plans to seek further capital through the sale of additional stock by way of private placement, but there is no assurance that we will be successful in raising further funds.

In the event that additional financing is delayed, the Company will prioritize the maintenance of its research and development personnel and facilities, primarily in Belgium, and the maintenance of its patent rights. However the completion of development of the current pipeline of intended products for the RUO market would be delayed, as would clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. In the event of an ongoing lack of financing, we may be obliged to discontinue operations, which will adversely affect the value of our common stock.

Overview of Operations

Management has identified the specific processes and resources required to achieve the near term objectives of the business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. Some of these resources were acquired during the period ended December 31, 2012 and are reflected in the costs for that period, others have been acquired since, and others are dependent upon obtaining additional financing. To date, operations have proceeded satisfactorily in relation to the business plan. However it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near term objectives of the business plan, in particular the completion of development of our intended products for the RUO market and the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. However, at this point, the most significant risk to the Company is that it will not succeed in obtaining additional financing in the short term.

Results of Operations

Year Ended December 31, 2012

The following table sets forth the Company’s results of operations for the year ended on December 31, 2012 and the comparative period for the year ended December 31, 2011.

	Year	Year
	Ended	Ended		Percentage
	December 31, 2012	December 31, 2011	Increase/ (Decrease)	Increase/ (Decrease)
	($)	($)	($)	(%)
Revenues	54,968	-	54,968	-

Operating Expenses	(4,138,018)	(2,608,463)	(1,529,555)	59%
Other Income (Expenses)	-	-	-	-
Income Taxes	-	-	-	-

Net Loss	(4,083,050)	(2,608,463)	(1,474,587)	57%

Basic and Diluted Loss Per Common Share	(0.44)	(0.45)	(0.01)	-4%

Weighted Average Basic and Diluted Common Shares Outstanding	9,359,934	5,768,132	3,591,802	62%

Revenues

The Company had revenues of $54,968 from operations in the year ended December 31, 2012, compared to revenues of Nil in the comparative period for the year ended December 31, 2011. The Company’s operations are in the development stage.

Operating Expenses

For the year ended December 31, 2012, the Company’s operating expenses increased by $1,529,555, or 59%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees decreased by $75,260 due principally to a reduction in share option expense.  Research and development expenses increased by $1,321,544 due to increased R&D activity in terms of staff and related costs, materials and patent costs. Professional fees increased by $82,639 due to additional fees for corporate services related to becoming a listed company. General and administrative expenses increased by $200,632 due to the issue of warrants as compensation for fundraising services.

Net Loss

For the year ended December 31, 2012, our net loss was $4,083,050, an increase of $1,474,587 or 57% over the comparative period for the year ended December 31, 2011. The change is a result of the changes described above.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

(Formerly Standard Capital Corporation)

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VolitionRX Limited.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of VolitionRX Limited as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended and for the period from inception on August 5, 2010, through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VolitionRX Limited as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended and for the period from inception on August 5, 2010, through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated losses of $7,585,633 negative cash flows from operations and negative working capital as of December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 29, 2013

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Balance Sheet

(Expressed in US dollars)

	December 31, 2012 $	December 31, 2011 $

ASSETS

Cash	376,421	347,892
Prepaid expenses – related party	250,833	320,833
Prepaid expenses	28,520	-
Other current assets	39,368	30,749

Total Current Assets	695,142	699,474

Property and equipment, net	91,386	22,969
Intangible assets, net	1,430,238	1,522,811

Total Assets	2,216,766	2,245,254

LIABILITIES

Accounts payable and accrued liabilities	694,910	379,096
Note payable – related party	52,860	155,268

Total Current Liabilities	747,770	534,364

Grant repayable	635,201	621,935

Total Liabilities	1,382,971	1,156,299

STOCKHOLDERS’ EQUITY

Common Stock Authorized: 200,000,000 shares, at $0.001 par value Issued and outstanding: 10,191,562 shares and 8,645,652, respectively

	10,192	8,646
Additional paid-in capital	8,443,512	4,578,254
Accumulated other comprehensive (loss)/income	(34,276)	4,638
Deficit accumulated during the development stage	(7,585,633)	(3,502,583)

Total Stockholders’ Equity	833,795	1,088,955

Total Liabilities and Stockholders’ Equity	2,216,766	2,245,254

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statements of Comprehensive Income (Loss)

(Expressed in US dollars)

	For the year ended December 31, 2012 $	For the year ended December 31, 2011 $	For the period from August 5, 2010 (Date of Inception) to December 31, 2012 $

Revenue	54,968	–	54,968

Expenses

General and administrative	448,037	247,405	715,222
Professional fees	250,466	167,827	1,014,832
Salaries and office administrative fees	596,932	672,192	1,374,734
Research and development	2,842,583	1,521,039	4,535,813

Total Operating Expenses	4,138,018	2,608,463	7,640,601

Net Operating Loss	(4,083,050)	(2,608,463)	(7,585,633)
Provision for income taxes	-	-	-
Net Loss	(4,083,050)	(2,608,463)	(7,585,633)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(38,914)	43,930	4,638
Total Other Comprehensive Income (Loss)	(38,914)	43,930	4,638

Net Comprehensive Income (Loss)	(4,121,964)	(2,565,533)	(7,580,995)

Net Loss per Share – Basic and Diluted	(0.44)	(0.45)

Weighted Average Shares Outstanding – Basic and Diluted	9,359,934	5,768,132

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in US dollars)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from August 5, 2010 (Date of Inception) to December 31, 2012
	$	$	$

Operating Activities

Net loss	(4,083,050)	(2,608,463)	(7,585,633)

Adjustments to reconcile to net cash used in to non-cash operating activities:
Depreciation and amortization	135,743	118,617	275,462
Stock based compensation	858,413	407,036	1,265,449
Common stock and warrants issued to settle liabilities for services
	432,013	362,482	1,229,655
Amortization of stock issued in advance of services	70,000	29,167	99,167

Changes in operating assets and liabilities:
Prepaid expenses	(25,549)	–	(25,549)
Other current assets	(7,807)	(14,687)	(6,681)
Accounts payable and accrued liabilities	305,655	53,413	602,709

Net Cash Used In Operating Activities	(2,314,582)	(1,652,435)	(4,145,421)

Investing Activities

Purchases of property and equipment	(90,685)	(34,865)	(125,550)

Net Cash Used in Investing Activities	(90,685)	(34,865)	(125,550)

Financing Activities

Proceeds from issuance of common shares	2,576,375	1,595,906	4,439,604
Grants received	–	676,346	676,346
Proceeds from note payable	–	–	59,942
Repayment of notes payable	(102,560)	(289,437)	(491,997)
Cash acquired through reverse merger	–	100	100

Net Cash Provided By Financing Activities	2,473,815	1,982,915	4,683,995

Effect of foreign exchange on cash	(40,019)	4,796	(36,603)

Increase in Cash	28,529	300,411	376,421

Cash – Beginning of Period	347,892	47,481	–

Cash – End of Period	376,421	347,892	376,421

Supplemental Disclosures of Cash Flow Information

Interest paid	–	–	–
Income tax paid	–	–	–

Non Cash Financing Activities::

Acquisition of subsidiary for debt	–	–	1,000,000
Common stock issued for debt	–	1,169,943	1,169,943

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

Period from August 5, 2010 (date of inception) to December 31, 2012

(Expressed in US dollars)

	Common Stock		Additional Paid-in	Share Subscriptions	Other Comprehensive	Deficit Accumulated During the Development	Total
	Shares	Amount ($)	Capital $	Received $	Income/(Loss) $	Stage $	$
Balance, August 5, 2010 (date of inception)	4,144,967	4,145	668,338	30,000	(39,292)	(894,120)	(230,929)
Issuance of founder’ shares	1	-	-	-	-	-	-
Common stock issued for cash	2,333,720	2,334	1,787,104	-	-	-	1,789,438
Common stock issued for services	4,105,045	4,105	793,537	-	-	-	797,642
Common stock issued in advance of services	350,000	350	349,650	-	-	-	350,000
Recapitalization pursuant to reverse merger	1,212,000	1,212	(2,162)	-	-	-	(950)
Stock issued to settle debt	644,886	645	1,169,298	-	-	-	1,169,943
Relative fair value of warrants attached to common stock issued	-	-	73,791	-	-	-	73,791
Employee stock options granted for services	-	-	16,507	-	-	-	16,507
Warrants granted for services	-	-	390,529	-	-	-	390,529
Foreign currency translation income	-	-	-	-	4,638	-	4,638
Net loss for the year	-	-	-	-	-	(3,502,583)	(3,502,583)
Balance, December 31, 2011	8,645,652	8,646	4,578,254	-	4,638	(3,502,583)	1,088,955

Common stock issued for cash	1,427,604	1,428	2,574,947	-	-	-	2,576,375
Common stock issued for services	118,306	118	206,910	-	-	-	207,028
Employee stock options granted for services	-	-	858,413	-	-	-	858,413

Warrants granted for services	-	-	224,988	-	-	-	224,988
Foreign currency translation loss	-	-	-	-	(38,914)	-	(38,914)
Net loss for the year	-	-	-	-	-	(4,083,050)	(4,083,050)
Balance, December 31, 2012	10,191,562	10,192	8,443,512	-	(34,276)	(7,585,633)	833,795

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

Note 1 – Nature of Operations and Continuance of Business

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

On October 6, 2011, the Company entered into a share exchange agreement with Singapore Volition Pte Ltd., a Singapore corporation, and the shareholders of Singapore Volition, which was incorporated on August 5, 2010. Pursuant to the terms of the share exchange agreement, the former shareholders of Singapore Volition Pte Ltd. held 85% of the issued and outstanding common shares of the Company. The issuance was deemed to be a reverse acquisition for accounting purposes. Singapore Volition Pte Ltd., the acquired entity, is regarded as the predecessor entity as of October 6, 2011. The number of shares outstanding and per share amounts has been restated to recognize the recapitalization. All comparative financial data in these financial statements is that of Singapore Volition Pte Ltd.

The Company’s principal business objective through its subsidiaries is to develop and bring to market  a cancer detection blood test. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, “Development Stage Entities.” The Company has one wholly-owned subsidiary, Singapore Volition Pte Ltd., which it acquired through a share exchange entered into on October 6, 2011. Singapore Volition Pte Ltd. has two wholly owned subsidiaries, Belgian Volition SA, which it acquired as of September 22, 2010 (see Note 4 below), and Hypergenomics Pte Ltd., which it formed as of March 7, 2011. Following the acquisition of Singapore Volition Pte Ltd. the Company’s fiscal year end was changed from August 31 to December 31. The financial statements are prepared on a consolidated basis.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $7,585,633, has negative cash flows from operations, negative working capital and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

Note 3 - Summary of Significant Accounting Policies (Continued)

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

Reclassification of Financial Statement Accounts

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses or working capital ratios.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2012 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2012 and December 31, 2011, the Company had $376,421 and $347,892, respectively in cash and cash equivalents.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of December 31, 2012, 704,160 dilutive warrants and options and 490,000 potentially dilutive options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

Foreign Currency Translation

The Company’s functional currency is the Euro and its reporting currency is the United States dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in other comprehensive loss.

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Comprehensive Loss

ASC 220, Comprehensive Loss, establishes standards for the reporting and display of comprehensive loss and its components in the financial statement. As at December 31, 2012, the Company had $34,276 of accumulated other comprehensive loss relating to foreign currency translation.

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

(A Development Stage Company)

Notes to the Financial Statements

3.

Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue when all of the following have occurred (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. The Company recognized $54,968 during the year ended December 31, 2012 for services provided in the preparation of HyperGenomics libraries.

Research and Development

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred research and development expenses of $2,842,583 and $1,521,039 during the years ended December 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. There was no impairment of long-lived assets during the years ended December 31, 2012 and 2011.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

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

Consequently, the Company had 1,212,000 common shares issued and outstanding as of October 6, 2011 immediately prior to the closing of the share exchange agreement, and 8,120,652 shares issued and outstanding upon closing of the share exchange agreement.

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

Note 5 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2012 and 2011:

			December 31,
			2011
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	30,824	15,382	15,442
Laboratory equipment	10,046	4,631	5,415
Office furniture and equipment	2,640	528	2,112

	43,510	20,541	22,969

			December 31,
			2012
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	54,404	28,093	26,311
Laboratory equipment	63,866	13,430	50,436
Office furniture and equipment	18,500	3,861	14,639

	136,770	45,384	91,386

During the years ended December 31, 2012 and 2011, the Company recognized $23,688 and $11,155 in depreciation expense respectively.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

Note 6 - Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents, acquired in the acquisition of ValiBio SA (see Note 4).  The patents are being amortized over their remaining lives, which are 12 years and 19 years.

			December 31,
			2011
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,642,195	119,384	1,522,811

	1,642,195	119,384	1,522,811

			December 31,
			2012
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,666,346	236,108	1,430,238

	1,666,346	236,108	1,430,238

During the year ended December 31, 2012 and 2011, the Company recognized $112,056 and $107,642 in amortization expense respectively.

The Company amortizes the long-lived asset on a straight line basis with terms ranging from 13 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2013	$112,057
2014	$112,057
2015	$112,057
2016	$112,057
2017	$112,057

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. On September 11, 2011, the Company hired an independent specialist to value the patents based on a discounted cash flows model.  The result of this report confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2012.

Note 7 - Related Party Transactions

The Company contracts with a related party to rent office space, hire office support staff, and  receive various consultancy services.  See Note 11 for obligations under the contract.

Note 8 - Common Stock

During the year ended December 31, 2012, the Company issued 1,427,604 shares of common stock for cash for a total of $2,576,371. Attached to share issuances of 582,510 shares for a total of $1,019,375 were 291,261 warrants. Each warrant is immediately exercisable for a period of four years at a price of $2.60 per share. The unit price was $1.75 for one share together with a warrant to purchase one share for every two shares subscribed. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Four-year term, $3.31 stock price, $2.60 exercise price, 132% volatility, 0.82% risk free rate.  The Company has allocated $300,656 of the total $1,019,375 in proceeds to the value of the warrants.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

Note 8 - Common Stock (Continued)

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

During the year ended December 31, 2012, the Company also issued 118,306 shares of common stock to consultants, employees and directors for services valued at $207,028. Attached to share issuances of 105,591 shares for services valued at $184,777 were 52,798 warrants. Each warrant is immediately exercisable for a period of four years at a price of $2.60 per share. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Four-year term, $3.31 stock price, $2.60 exercise price, 132% volatility, 0.82% risk free rate.  The Company has allocated $54,499 of the total $184,777 value of services to the value of the warrants.

Details of further subscriptions subsequent to December 31, 2012 are set out in Note 12.

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

The value of the shares was recorded as a prepaid expense that the Company will expense monthly as services are provided.  Because the shares are fully vested and non-forfeitable, the shares were valued based on the current market price on the grant date and will be amortized over the life of the agreement.  During the years ended December 31, 2012 and 2011, $70,000 and $29,167 has been recorded to professional fees leaving a balance of $250,833 and $320,833 as of each year end, respectively.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

Note 9 – Warrants and Options

During the year ended December 31, 2012, the Company issued 50,000 warrants for investor relations services rendered to the Company. The warrants are exercisable immediately for three years at an exercise price of $3.25. The warrants were valued at $145,431 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $3.00 stock price, $3.25 exercise price, 251% volatility, 0.32% risk free rate.

During the year ended December 31, 2012, the Company issued 291,261 warrants attached to the issuance of 582,510 shares for cash totaling $1,019,375. The Company has allocated $300,656 of the total $1,019,375 in proceeds to the value of the warrants.  The warrants are exercisable immediately for four years at an exercise price of $2.60.

Remuneration to an agent in respect of the foregoing share issuances totaled $52,484 in fees and expenses and 26,685 warrants. The Company has valued the warrants at $79,555. Each warrant is exercisable immediately for three years at an exercise price of $1.75.

During the year ended December 31, 2012 the Company also issued 52,798 warrants attached to the issuance of 105,591 shares for services valued at $184,777. The Company has allocated $54,499 of the total $184,777 value of services to the value of the warrants. The warrants are exercisable immediately for four years at an exercise price of $2.60.

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

Below is a table summarizing the warrants issued and outstanding as of December 31, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$-	-	-	$-
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
12/11/12	50,000	3.25	3	12/11/15	162,500
12/31/12	1,170,744	$1.30	-	-	$1,616,252

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

Note 9 – Warrants and Options (Continued)

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

Options over 100,000 shares were granted on December 13, 2012. These options are exercisable immediately, and expire three years from the date of grant, at an exercise price of $3.01.

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

c)

100,000 options granted December 13, 2012 --stock price at valuation, $3.15; expected term of 3 years, exercise price of $3.01, a risk free interest rate of 0.34%, a dividend yield of 0% and volatility of 251%.

Below is a table summarizing the options issued and outstanding as of December 31, 2012.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$-	-	-	$-
11/25/11	720,000	3.00-5.00	3	5/25/15-11/25/17	2,880,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
12/31/12	850,000	$3.93	-	-	$3,340,300

Note 10 - Income Taxes

The Company has estimated net operating losses as of December 31, 2012 and 2011 of $2,999,658 and $2,201,421, respectively, available to offset taxable income in future years.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

Note 10 - Income Taxes (Continued)

The Company is subject to Singapore income taxes at a rate of 17 percent, Belgium income taxes at a rate of 34 percent, and US taxes at a rate of 34 percent, for a weighted average of 29 and 26 percent, respectively. The reconciliation of the provision for income taxes at the weighted average rate compared to the Company’s income tax expense as reported is as follows:

	2012 $	2011 $

Net loss	(4,083,053)	(2,608,458)
Tax adjustments	1,083,395	310,660
	(2,999,658)	(2,297,798)

Tax rate	29%	26%

Income tax recovery at statutory rate	(873,550)	(603,269)

Valuation allowance	873,550	603,269

Provision for income taxes	–	–

The significant components of deferred income taxes and assets as at December 31, 2012 are as follows:

	2012 $	2011 $

Net operating losses carried forward	1,583,092	709,541

Valuation allowance	(1,583,092)	(709,541)

Net deferred income tax asset	–	–

Note 11 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,384,958 (€1,048,020) to help fund the research endeavors of the Company.  The Walloon Region agreed to provide working capital of $553,983 (€419,208), which was received by the Company during January 2011. Additional funds have been provided for approved expenditures. The Company will be obligated to pay a minimum of $415,488 (€314,406) if the project is deemed to be a failure under the terms of the agreement.  If the project is deemed a success, the Company will pay both the minimum of $415,488 (€314,406) and a 6 percent royalty on all relevant sales. The maximum amount payable due to the Walloon Region is twice the amount of funding received.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Financial Statements

Note 11 – Commitments and Contingencies (Continued)

c) Leases

On January 26, 2012, the Company entered into a new lease agreement in respect of its laboratory space at Namur in Belgium for $1,322 (€1,000) per month commencing April 1, 2012, for a period of one year.  On February 29, 2012, the Company entered into a lease agreement for additional laboratory and office space at Namur for approximately $5,065 (€3,833) per month commencing April 1, 2012, for a period of two years and eight months. Under this agreement the Company is also obliged to pay $1,982 (€1,500) per month as a provisional amount against expenses. On March 23, 2012, the Company entered into a lease agreement in respect of an apartment at Namur in Belgium for $819 (€620) per month commencing April 1, 2012, for a period of one year.

The Company leases premises and facilities under operating leases with terms ranging from 12 months to 32 months. The annual non-cancelable operating lease payments on these leases are as follows:

2013	$109,896
2014	$83,610
Thereafter	$-
$193,506

d) Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement is for a period of two years commencing June 1, 2012, and the total payments to be made by the Company in accordance with the agreement are $515,385 (€390,000). At December 31, 2012, payments of $171,795 (€130,000) had been made under this agreement, and $343,590 (€260,000) was outstanding payable in installments over the period to March 1, 2014.

e) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 12 - Subsequent Events

Subsequent to December 31, 2012, the Company received cash subscriptions of $471,000 for 235,500 common shares at $2.00 per share. Additionally certain directors and consultants agreed to convert debt of $18,583 due for services on the same terms as the cash subscriptions above, for 9,292 common shares at $2.00 per share. On March 25, 2013, the Company issued 244,792 shares for a total value of $489,583 in respect of the foregoing transactions.

On March 20, 2013, the Company issued 200,000 warrants to a consultant with an exercise price of $2.47, of which 25,000 warrants vested immediately and 175,000 will vest dependent on the achievement of certain performance conditions. The warrants expire three years after the vesting dates.

On March 20, 2013, the Company granted options to purchase 37,000 shares to certain employees under the 2011 Equity Incentive Plan. These options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $2.35 for options vesting in the first year, $3.35 for options vesting in the second year, and $4.35 for options vesting in the third year.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Independent Audit Committee – The Company does not have an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

2.

We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in stable business operations and has sufficient personnel and resources available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an independent audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The Company

The following table sets forth the names and ages of the Company’s directors and executive officers as of December 31, 2012.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with the Company	Officer/Director Since
Cameron Reynolds	41	President	October 6, 2011
		Chief Executive Officer	October 6, 2011
		Director	October 6, 2011
Malcolm Lewin	61	Chief Financial Officer	October 6, 2011
		Treasurer	October 6, 2011
Rodney Gerard Rootsaert	41	Secretary	October 6, 2011
Dr. Martin Faulkes	68	Director	October 6, 2011
Dr. Satu Vainikka	45	Director	October 6, 2011
Guy Archibald Innes	56	Director	October 6, 2011
Dr. Alan Colman	64	Director	October 6, 2011

Singapore Volition

The following table sets forth the names and ages of Singapore Volition’s directors and executive officers as of December 31, 2012.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with Singapore Volition	Officer/Director Since
Cameron Reynolds	41	Chief Executive Officer	August 5, 2010
		Director	August 5, 2010
Malcolm Lewin	61	Chief Financial Officer	July 15, 2011
Rodney Gerard Rootsaert	41	Administration and Legal Officer	August 6, 2010
Dr. Martin Faulkes	68	Director	August 18, 2010
		Executive Chairman	March 22, 2011
Guy Archibald Innes	56	Director	August 18, 2010
Dr. Alan Colman	64	Director	April 1, 2011

Belgian Volition

The following table sets forth the names and ages of Belgian Volition’s directors and executive officers as of December 31, 2012.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with the Belgian Volition	Officer/Director Since
Cameron Reynolds	41	Director Managing Director	October 27, 2010 January 18, 2012
Rodney Gerard Rootsaert	41	Secretary	October 4, 2010
		Director	October 4, 2010
Dr. Martin Faulkes	68	Director	August 10, 2011
Dr. Jacob Micallef	56	Director	August 10, 2011
Malcolm Lewin	61	Director	August 10, 2011

HyperGenomics Pte Limited

The following table sets forth the names and ages of HyperGenomics Pte Limited’s directors and executive officers as of December 31, 2012.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with HyperGenomics Pte Limited	Officer/Director Since
Cameron Reynolds	41	Chief Executive Officer	March 7, 2011
		Director	March 7, 2011
Sarah Lee Hwee Hoon	37	Secretary	March 7, 2011
		Director	March 7, 2011

Science Executives

The following table sets forth the names and ages of our Scientific Officers as of December 31, 2012:

Name	Age	Position	Officer Since
Dr. Jacob Micallef	56	Chief Scientific Officer, Belgian Volition	October 11, 2010
Dr. Mark Eccleston	41	Chief Scientific Officer, HyperGenomics Pte Limited	March 7, 2011

Scientific Advisory Board

The following table sets forth the names and ages of the Scientific Advisory Board Members of Singapore Volition as of December 31, 2012:

Name	Age	Position with Singapore Volition	Advisory Board Member Since
Dr. Alan Colman	64	Chairman of Scientific Advisory Board	April 5, 2011
Dr. Robert Weinzierl	50	Scientific Advisory Board Member	April 5, 2011
Dr. Andreas Ladurner	41	Scientific Advisory Board Member	April 5, 2011
Dr. Habib Skaff	35	Scientific Advisory Board Member	April 4, 2011

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

Our subsidiary, Singapore Volition, has two full-time employees: Charlotte McCubbin, Communications Manager, who is responsible for all communications, such as the Company’s website and news releases, as well as the Company’s branding and visual communications; and Tom Bygott, who is responsible for Sales and Marketing, including the direct sale of the Company’s first research products.  Singapore Volition has no part-time employees.

Our subsidiary, Belgian Volition, has four full-time employees and one part time employee:  laboratory technicians including Dr. Marielle Herzog, Muriel Chapelier, Katty Scoubeau and Gaëlle Cuvelier are full-time employees; and Maria Dolores Fernandez, who provides administrative services, is a part-time employee.

Our subsidiary, Hypergenomics Pte Limited, has no full-time or part-time employees.

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

SARAH LEE HWEE HOON.  Sarah Lee Hwee Hoon has more than ten years experience in corporate accounting and the provision of audit, taxation, finance and corporate secretarial services.  Ms. Lee graduated from the Association of Accounting Technicians (Singapore) in 1996 and from the University of Bedfordshire with a Bachelor (Honors) Degree in Accounting in 2010.  From 2007 to 2012, Ms. Lee has served as company secretary and regional accountant of PB Commodities Pte Ltd (“PB Commodities”) where her duties include providing administrative services, maintaining and preparing company accounts and ensuring compliance with all Singaporean regulatory requirements under the Companies Act and Singapore Finance Reporting Standards. Through PB Commodities, Ms. Lee also provides administrative, accounting and corporate secretarial services to several other junior mining companies in Singapore.   Prior to the Share Exchange Agreement, Miss Lee served as a Secretary and Director of Hypergenomics Pte. Limited since March 7, 2011 but was not otherwise involved with Singapore Volition.   She was appointed to these positions due to her past accounting and corporate experience.

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

DR. ROBERT WEINZIERL.  Dr. Robert Weinzierl is a member of our Scientific Advisory Board. He is a Reader in Molecular Biology at Imperial College London, and is the inventor of the HyperGenomics® technology, that the Company is in the process of further developing.  Dr. Weinzierl joined Imperial College as a lecturer in 1994, where his key responsibilities were research and teaching, combined with various administrative tasks. He was promoted to his current position 'Reader in Molecular Biology' in 2009. Dr. Weinzierl heads a research group focusing on gene expression mechanisms, with special emphasis on the structure and function of the basal transcriptional machinery. Dr. Weinzierl began his PhD in 1983 at the European Molecular Biology Laboratory and completed it at the University of Cambridge (Akam/White Laboratories). The focus of his PhD project was the function of homeotic genes (especially Ultrabithorax) during embryonic development, and he completed his thesis in 1988. He went on to spend four years as a postdoc at UC Berkeley (Tjian Laboratory). Dr. Weinzierl’s research efforts focused on the structure and function of the basal transcriptional machineries in archaea and eukaryotes, with a special emphasis on the molecular mechanisms of RNA polymerases. In 2011, Dr. Weinzierl’s laboratory at Imperial College successfully developed a range of novel methods in the field of gene expression, including in-vitro assembly of protein complexes from recombinant subunits and implementation of robotic methods for high-throughput molecular biology. Prior to the Share Exchange Agreement, Dr. Weinzierl served as a Scientific Advisory Board Member of Singapore Volition since April 5, 2011.  As the inventor of the HyperGenomics® technology, Dr. Weinzierl’s appointment to the Scientific Advisory Board is pivotal to the development of future HyperGenomics® products.

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

TOM BYGOTT. Tom Bygott started his career in November 1994 with the Australian electronics company AWA as a business analyst conducting reviews of their Traffic division and electronics factory.  Mr. Bygott later became a Marketing Executive for AWA’s Aerospace division selling and marketing electronic equipment in the air traffic industry until May 1997.  In July 1998, Mr. Bygott joined Geneva Technology in the UK, a Cambridge start-up company that developed billing software for telecommunications providers. Mr. Bygott was responsible for the market positioning, collateral, messages, strategy, competitive positioning and pricing of Geneva until March 2001, when Geneva was acquired by Convergys. Following Convergys' acquisition of Geneva, Mr. Bygott was Product Marketing Manager for Europe at Convergys until September 2004.  In September 2004, Mr. Bygott began his studies at Corpus Christi College in Cambridge and in 2005 was awarded an MPhil in computational biology before joining the Wellcome Trust Sanger Institute in June 2005, first as a bioinformatician specializing in genome assembly and then as Project Manager for a re-sequencing project for malaria parasites.  In May 2008, he left the Sanger Institute and joined Active Motif, a leading supplier of epigenetics research kits, where he was the Sales and Marketing Manager, Europe for their TimeLogic division, and was responsible for selling specialized hardware to accelerate bioinformatics algorithms at research institutes, biotech companies and universities throughout Europe. Mr. Bygott left Active Motif in January 2011.  From 2009 until the present, Mr. Bygott has sat as a Cabinet member for IT and Communications, where he has led a series of technology improvements for a local UK authority, the South Cambridgeshire District Council.  From July 2012 to the present, Mr. Bygott has also been a member of the Board of Governors of Cambridge University Hospitals NHS Trust, which operates Addenbrooke’s Hospital in Cambridge.  Mr. Bygott joined Singapore Volition in September 2012, but was not otherwise involved with Singapore Volition prior to the Share Exchange Agreement.

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

GAËLLE CUVELIER.  Gaëlle Cuvelier graduated from the University of Namur (FUNDP) in 2002 with a Master in Molecular and Cell biology. In September 2006 Gaëlle commenced a Diplôme d’Etudes Spécialisées (DES), an additional year which gained Gaëlle experience in the Biotechnology industry. During this year, she worked for two months in the Medical faculty of the University of Namur (URPhyM) and, between January and June 2007 she worked in the R&D department of Celonic Gmbh in Juelich, Germany, on a protein production project based on cell culture and immunoassays.  Between October 2007 and November 2011, Gaëlle worked as research scientist within the Innovation department of Eppendorf Array Technologies on the development of an automated technology platform based on microarrays and enabling the rapid diagnostic of nosocomial diseases. In April 2012, Gaëlle commenced a 2-month training program in Clinical Studies in Cefochim, Seneffe. Gaëlle joined Belgian Volition in July 2012 as a research technician, but was not otherwise involved with Singapore Volition prior to the Share Exchange Agreement.

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

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to the executive officers of the Company, Singapore Volition and its subsidiaries for the fiscal years ended December 31, 2012 and 2011.  Unless otherwise specified, the term of each executive officer is that as set forth under that section of Item 10 Directors and Executive Officers entitled, “Term of Office”.

Name and Principal Position	Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alexander Magallano(2) Former President and CEO of the Company	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Cameron Reynolds(3) President, CEO and Director of the Company; CEO and Director of Singapore Volition; Managing Director of Belgian Volition; and CEO and Director of Hypergenomics Pte Limited	2012	-0-	-0-	-0-	86,540	-0-	-0-	132,000	218,540
	2011	-0-	-0-	-0-	2,751	-0-	-0-	123,200	125,951
Dr Jacob Micallef(4)	2012	-0-	-0-	-0-	239,540	-0-	-0-	104,266	343,806
Chief Scientific Officer and Director of Belgian Volition	2011	-0-	-0-	-0-	2,751	-0-	-0-	107,139	109,890
Dr Mark Eccleston(5)	2012	-0-	-0-	-0-	239,540	-0-	-0-	105,042	344,582
Chief Scientific Officer of Hypergenomics Pte Limited	2011	-0-	-0-	-0-	2,751	-0-	-0-	83,829	86,580
Malcolm Lewin(6) CFO and Treasurer of the Company, CFO of Singapore Volition and Director of Belgian Volition	2012	-0-	-0-	-0-	43,270	-0-	-0-	69,000	112,270
	2011	-0-	-0-	-0-	1,376	-0-	-0-	27,500	28,876
Rodney Gerard Rootsaert (7) Secretary of the Company, Administration and Legal Officer of Singapore Volition and Secretary and Director of Belgian Volition	2012	-0-	-0-	-0-	43,270	-0-	-0-	85,800	129,070
	2011	-0-	-0-	-0-	1,376	-0-	-0-	81,200	82,576

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

(3)

Cameron Reynolds is currently the President, CEO and a Director of the Company, the CEO and a Director of Singapore Volition, the Managing Director of Belgian Volition and the CEO and a Director of Hypergenomics Pte Limited. There are no employment agreements by and between Cameron Reynolds and the Company, Singapore Volition, Belgian Volition or Hypergenomics Pte Limited.  Cameron Reynolds receives no compensation in exchange for his services as an executive officer of the Company, Singapore Volition or Hypergenomics Pte Limited.

Cameron Reynolds receives compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds (see the following paragraph regarding Mr. Reynolds’ Employment Agreement with PB Commodities).  For the years ended December 31, 2012 and 2011, PB Commodities received $132,000 USD and $114,000 USD, respectively, from Singapore Volition for the services of Mr. Reynolds, pursuant to the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Cameron Reynolds receives compensation from PB Commodities, as described in the previous paragraph, pursuant to that certain Employment Agreement (the “Employment Agreement”) dated September 4, 2010, in exchange for serving as an executive officer of PB Commodities and performing consulting services on its behalf.  The term of the Employment Agreement is twelve (12) months, which shall be automatically extended for additional terms of twelve (12) months.  Under the Employment Agreement, Mr. Reynolds only performs consulting services to Singapore Volition (see previous paragraph).  In exchange for these services, Mr. Reynolds shall receive $8,000 USD per month from PB Commodities.  For the years ended December 31, 2012 and 2011, Mr. Reynolds received $132,000 USD and $114,000 USD, respectively, pursuant to the Employment Agreement.  Mr. Reynolds also receives a housing allowance of $3,000 USD per month, which commenced on July 1, 2011.  For the years ended December 31, 2012 and 2011, Mr. Reynolds received $36,000 USD and $18,000 USD, respectively, as a housing allowance which is included in the figure of $132,000 USD and $114,000 USD as compensation received by Mr. Reynolds for the years ended December 31, 2012 and 2011, respectively.  A copy of the Employment Agreement was filed as Exhibit 10.24 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services. For the year ended December 31, 2012, Singapore Volition paid approximately £21,400GBP ($33,700 USD) to Mining House split between £17,400GBP ($27,700 USD) for consultancy and office support services and £4,000 GBP ($6,000 USD) for expenses.  For the year ended December 31, 2011 Singapore Volition paid approximately £25,000 GBP ($40,250 USD) to Mining House split between £17,400 GBP ($27,600 USD) for consultancy and office support services and £7,600 GBP ($12,650 USD) for expenses. During the period of his directorship of Mining House, Mr. Reynolds is deemed to have received compensation in the form of one third (1/3) of the consultancy and office support services received by Mining House, along with Mr. Rootsaert and Mr. Laith Reynolds. As Mr Reynolds resigned as a director of Mining House on September 30, 2011, for the years ended December 31, 2012 and 2011, Mr. Reynolds received £0 GBP ($0 USD) and £5,800 GBP ($9,200 USD), respectively.  There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

On November 25, 2011 (the “Grant Date”) Cameron Reynolds was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Mr. Reynolds using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012 and 2011, 40,000 and 0 of these options have vested, respectively. None of the options which have vested have been exercised.

(4)

Dr Jacob Micallef is currently the Chief Scientific Officer and a Director of Belgian Volition. There are no employment agreements by and between Dr Micallef and Belgian Volition.

Dr Micallef receives compensation pursuant to a consultancy agreement (the “Agreement”) dated January 1, 2011, entered into by and between Belgian Volition (“Volition”) and Borlaug Limited (“Borlaug”). Under the terms of the Agreement Borlaug will make available to Volition the services of Dr Micallef to 1) manage Volition’s Intellectual Property portfolio and file new patents as required by Volition, 2) provide Project Management for Volition’s diagnostic development programs, and 3) identify and pursue business development opportunities for Volition. The Agreement commenced effective January 1, 2011, and continues until terminated by not less than four weeks’ written notice by either party, or as otherwise provided in the Agreement. In exchange for such services Volition is to pay Borlaug a monthly fee of £5,467 GBP ($7,200 USD). For the years ended December 31, 2012 and 2011, Borlaug received £65,604 GBP ($104,200 USD) and £65,604 GBP ($107,100 USD) respectively. A copy of the Agreement is filed herewith as Exhibit 10.17 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Dr Micallef was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). This option has subsequently been assigned to Borlaug.  Dr. Micallef is a controlling director of Borlaug Limited and has voting and dispositive control over common shares of the Company held by Borlaug and shares issuable to Borlaug upon the exercise of stock purchase options and stock purchase warrants.

Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Borlaug using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012 and 2011, 40,000 and 0 of these options have vested, respectively. None of the options which have vested have been exercised.

On December 3, 2012 (the “Grant Date”) Borlaug was granted an option to purchase 50,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan these options shall vest immediately on December 3, 2012 at an exercise price of $3.01 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Borlaug using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $3.15 USD; expected term of 3 years; exercise price of $3.01 USD; a risk free interest rate of 0.34%, a dividend yield of 0% and volatility of 251%. None of these options have been exercised.

(5)

Dr Mark Eccleston is currently the Chief Scientific Officer of Hypergenomics Pte Limited. There are no employment agreements by and between Dr Eccleston and Hypergenomics Pte Limited.

Dr Eccleston receives compensation pursuant to a Consultancy Services Agreement (the “Agreement”) dated October 1, 2010, entered into by and between Singapore Volition Pte (“Volition”) and Oncolytika Limited (“Oncolytika”). Under the terms of the Agreement Oncolytika, which is represented by Dr Eccleston, will 1) provide project management for Volition’s diagnostic development programs, and 2) identify and pursue business development opportunities for the Volition group and its Nucleosomics and Hypergenomics technologies. The Agreement commenced effective October 1, 2010, and continues until terminated by one month’s written notice by either party, or by a material breach of the Agreement. In exchange for such services Volition is to pay Oncolytika a monthly fee of £5,300 GBP ($7,000 USD). For the years ended December 31, 2012 and 2011, Oncolytika received £66,350 GBP ($105,000 USD) and £52,150 GBP ($83,800 USD) respectively. A copy of the Agreement is filed herewith as Exhibit 10.14 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Dr Eccleston was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). This option has subsequently been assigned to Oncolytika. Dr. Eccleston is a controlling director of Oncolytika Limited and has voting and dispositive control over common shares of the Company held by Oncolytika and shares issuable to Oncolytika upon the exercise of stock purchase options and stock purchase warrants.  Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Oncolytika using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012 and 2011, 40,000 and 0 of these options have vested, respectively. None of the options which have vested have been exercised.

On December 3, 2012 (the “Grant Date”) Oncolytika was granted an option to purchase 50,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan these options shall vest immediately on December 3, 2012 at an exercise price of $3.01 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Oncolytika using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $3.15 USD; expected term of 3 years; exercise price of $3.01 USD; a risk free interest rate of 0.34%, a dividend yield of 0% and volatility of 251%. None of these options have been exercised.

(6)

Malcolm Lewin is currently the CFO and Treasurer of the Company, the CFO of Singapore Volition and a Director of Belgian Volition.  There are no employment agreements by and between Malcolm Lewin and the Company or Singapore Volition.  Malcolm Lewin receives no compensation in exchange for his services as an executive officer of the Company.

Malcolm Lewin receives compensation in exchange for his services as an executive officer of Singapore Volition per the Consultancy Agreement (“Consultancy Agreement”) entered into by and between Singapore Volition and Mr. Malcolm Lewin dated July 10, 2011, pursuant to which Mr. Lewin shall serve as Chief Financial Officer of Singapore Volition and to devote at least twelve (12) days per month to carry out the duties as Chief Financial Officer.  According to the Consultancy Agreement, Mr. Lewin’s term as Chief Financial Officer shall commence on July 15, 2011 and terminate upon Mr. Lewin’s resignation or commitment of a material breach of the Consultancy Agreement or upon written notice by either party.  In exchange for such services, Singapore Volition  paid Mr. Lewin a monthly fee of $5,000 USD for the period from January 1, 2012 to June 30, 2012 and a monthly fee of $6,500 USD for the period from July 1, 2012 to December 31, 2012. For the years ended December 31, 2012 and 2011, Mr. Lewin received $69,000 USD and $27,500 USD, respectively, pursuant to the Consultancy Agreement.  A copy of the Consultancy Agreement was filed as Exhibit 10.18 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Malcolm Lewin was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Mr. Lewin using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012, and 2011 20,000 and 0 of these options have vested, respectively. None of the options which have vested have been exercised.

(7)

Rodney Gerard Rootsaert is currently the Secretary of the Company, the Administration and Legal Officer of Singapore Volition and the Secretary and a Director of Belgian Volition.   There are no employment agreements by and between Rodney Gerard Rootsaert and the Company, Singapore Volition or Belgian Volition.  Rodney Gerard Rootsaert receives no compensation in exchange for his services as an executive officer of the Company, Singapore Volition or Belgian Volition.

Rodney Gerard Rootsaert receives compensation pursuant to that certain agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Rodney Rootsaert (see the following paragraph regarding Mr. Rootsaert’s Employment Agreement with PB Commodities).  For the years ended December 31, 2012 and 2011, PB Commodities received $72,000 USD and $72,000 USD, respectively, from Singapore Volition for the services of Mr. Rootsaert, pursuant to the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Rodney Rootsaert receives compensation from PB Commodities, as described in the previous paragraph, pursuant to that certain Employment Agreement (the “Employment Agreement”) dated September 4, 2010, in exchange for serving as an executive officer of PB Commodities and performing consulting services on its behalf. The term of the Employment Agreement is twelve (12) months, which shall be automatically extended for additional terms of twelve (12) months.  Under the Employment Agreement, Mr. Rootsaert only performs consulting services to Singapore Volition (see previous paragraph). In exchange for these services, Mr. Rootsaert shall receive $6,000 USD per month from PB Commodities.  For the years ended December 31, 2012 and 2011, Mr. Rootsaert received $72,000 USD and $72,000 USD, respectively, pursuant to the Employment Agreement.  A copy of the Employment Agreement was filed as Exhibit 10.25 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services. For the year ended December 31, 2012, Singapore Volition paid approximately £21,400 GBP ($33,700 USD) to Mining House split between £17,400 GBP ($27,700 USD) for consultancy and office support services and £4,000 GBP ($6,000 USD) for expenses. For the year ended December 31, 2011 Singapore Volition paid approximately £25,000 GBP ($40,250 USD) to Mining House split between £17,400 GBP ($27,600 USD) for consultancy and office support services and £7,600 GBP ($12,650 USD) for expenses.  By reason of his directorship of Mining House, Mr. Rootsaert is deemed to have received compensation in the form of one half (1/2) of the consultancy and office support services received by Mining House, along with Mr. Laith Reynolds for the year ended December 31, 2012, and one third (1/3) of the consultancy and office support services received by Mining House, along with Mr. Reynolds and Mr. Laith Reynolds for the year ended December 31, 2011.  For the years ended December 31, 2012 and 2011, Mr. Rootsaert received £8,700 GBP ($13,800 USD) and £5,800 GBP ($9,200 USD), respectively, from Mining House. There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

On November 25, 2011 (the “Grant Date”) Rodney Rootsaert was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Mr. Rootsaert using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012 and 2011, 20,000 and 0 of these options have vested, respectively. None of the options which have vested have been exercised.

Narrative Disclosure to Summary Compensation Table

As at December 31, 2012 and 2011, neither the Company, Singapore Volition or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from the Company, Singapore Volition or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Singapore Volition or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Singapore Volition or its subsidiaries.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for the executive officers of the Company, Singapore Volition and its subsidiaries for the fiscal year ended December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Cameron Reynolds(1)	20,000 20,000 -0- -0- -0- -0-	-0- -0 -0- -0- -0- -0-	-0- -0- 20,000 20,000 20,000 20,000	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-
Dr Jacob Micallef(2)	20,000 20,000 50,000 -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- 20,000 20,000 20,000 20,000	$3.00 $3.00 $3.01 $4.00 $4.00 $5.00 $5.00	May 25,2015 Nov 25, 2015 Dec 3, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Dr Mark Eccleston(3)	20,000 20,000 50,000 -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- 20,000 20,000 20,000 20,000	$3.00 $3.00 $3.01 $4.00 $4.00 $5.00 $5.00	May 25,2015 Nov 25, 2015 Dec 3, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-
Malcolm Lewin(4)	10,000 10,000 -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- 10,000 10,000 10,000 10,000	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-
Rodney G. Rootsaert(5)	10,000 10,000 -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- 10,000 10,000 10,000 10,000	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-

(1)

On November 25, 2011 (the “Grant Date”) Cameron Reynolds was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. As of the years ended December 31, 2012 and 2011, 40,000 and 0 of these options have vested, respectively.

(2)

On November 25, 2011 (the “Grant Date”) Dr Micallef was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). This option has subsequently been assigned to Borlaug. Dr. Micallef is a controlling director of Borlaug Limited and has voting and dispositive control over common shares of the Company held by Borlaug and shares issuable to Borlaug upon the exercise of stock purchase options and stock purchase warrants.  Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. As of the years ended December 31, 2012 and 2011, 40,000 and 0 of these options have vested, respectively.

On December 3, 2012 (the “Grant Date”) Borlaug was granted an option to purchase 50,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan these options shall vest immediately on December 3, 2012 at an exercise price of $3.01 USD per share. The options shall expire three (3) years after they vest.

(3)

On November 25, 2011 (the “Grant Date”) Dr Eccleston was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). This option has subsequently been assigned to Oncolytika. Dr. Eccleston is a controlling director of Oncolytika Limited and has voting and dispositive control over common shares of the Company held by Oncolytika and shares issuable to Oncolytika upon the exercise of stock purchase options and stock purchase warrants.  Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. As of the years ended December 31, 2012 and 2011, 40,000 and 0 of these options have vested, respectively.

On December 3, 2012 (the “Grant Date”) Oncolytika was granted an option to purchase 50,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan these options shall vest immediately on December 3, 2012 at an exercise price of $3.01 USD per share. The options shall expire three (3) years after they vest.

(4)

On November 25, 2011 (the “Grant Date”) Malcolm Lewin was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest.  As of the years ended December 31, 2012 and 2011, 20,000 and 0 of these options have vested, respectively.

(5)

On November 25, 2011 (the “Grant Date”) Rodney Rootsaert was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The options shall expire three (3) years after they vest. As of the years ended December 31, 2012 and 2011, 20,000 and 0 of these options have vested, respectively.

Long-Term Incentive Plans

As at December 31, 2012 and 2011, there were no arrangements or plans in which the Company, Singapore Volition or its subsidiaries provided pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

As at December 31, 2012 and 2011, neither the Company, Singapore Volition nor its subsidiaries had a compensation committee of the Board of Directors. The Board of Directors as a whole determined executive compensation.

Compensation of Directors

The compensation paid to executive officers who were also directors for all services rendered in all capacities to the Company, Singapore Volition and its subsidiaries for the fiscal year ended December 31, 2012 is set forth in Item 11 Executive Compensation under the Summary Compensation Table. No executive officer is paid compensation for services as a director.

The following table sets forth the compensation paid to the directors who were not executive officers of the Company, Singapore Volition and its subsidiaries for the fiscal year ended December 31, 2012.  Unless otherwise specified, the term of each director is that as set forth under that section of Item 10 Directors and Executive Officers entitled, “Term of Office”.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guy Archibald Innes(2)	25,000	-0-	21,635	-0-	-0-	-0-	46,635
Dr. Martin Faulkes(3)	90,000	-0-	21,635	-0-	-0-	-0-	111,635
Dr. Satu Vainikka(4)	25,000	-0-	21,635	-0-	-0-	-0-	46,635
Dr. Alan Colman(5)	72,000	7,000	21,635	-0-	-0-	6,000	106,635
Sarah Lee Hwee Hoon(6)	-0-	-0-	17,308	-0-	-0-	-0-	17,308

(1)

All Option Awards have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)

Guy Archibald Innes is currently a Director of the Company and Singapore Volition.  There are no employment agreements by and between Guy Archibald Innes and the Company.  Guy Archibald Innes receives no compensation in exchange for his services as a Director of the Company.

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

Additionally, on November 25, 2011 (the “Grant Date”) Guy Innes was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Guy Innes using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012 and 2011, 10,000 and 0 of these options have vested.

(3)

Dr. Martin Faulkes is currently a Director of the Company, Singapore Volition and Belgian Volition.  There are no employment agreements by and between Dr. Martin Faulkes and the Company or Belgian Volition.  Dr. Martin Faulkes receives no compensation in exchange for his services as a Director of the Company or Belgian Volition.

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

On July 13, 2011, Singapore Volition entered into a Warrant Agreement with Dr. Faulkes to grant warrants to him to purchase up to 250,000 shares of Singapore Volition at an exercise price of $1.05 USD per share, per the terms set forth in the agreement.  The warrants shall vest on July 13, 2011 and shall expire on July 13, 2016.  As of the years ended December 31, 2012 and 2011, 0 and 0 of these warrants have been exercised, respectively.  The Company has calculated the estimated fair market value of the warrants granted to Dr. Faulkes as $244,340 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.00 USD; expected term of five years, exercise price of $1.05 USD, a risk free interest rate of 1.45%, a dividend yield of 0% and volatility of 190%.  A copy of the Letter of Appointment was filed as Exhibit 10.19 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Additionally, on November 25, 2011 (the “Grant Date”) Dr. Faulkes was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Faulkes as $688 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012 and 2011, 10,000 and 0 of these options have vested, respectively.

(4)

Dr. Satu Vainikka is currently a Director of the Company. She was also a former Director of Belgian Volition and Singapore Volition.  On April 1, 2011, she resigned from all positions with Belgian Volition and on October 7, 2011, she resigned from all positions with Singapore Volition.  Dr. Satu Vainikka received no compensation in exchange for her services as a Director of the Company or Belgian Volition.  There are no employment agreements by and between Dr. Satu Vainikka and the Company or Belgian Volition.

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

On November 25, 2011 (the “Grant Date”) Dr. Vainikka was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Vainikka using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012 and 2011, 10,000 and 0 of these options have vested, respectively.

(5)

Dr. Alan Colman is currently a Director of the Company and Singapore Volition.  Dr. Alan Colman receives no compensation in exchange for his services as a Director of the Company.

Dr. Alan Colman receives compensation in exchange for his services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Non-Executive Director with Dr. Alan Colman (“Letter of Appointment”) entered into with Singapore Volition on May 25, 2011, pursuant to which Dr. Colman shall serve as a non-executive director of Singapore Volition commencing on April 1, 2011 and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon his office as director being vacated.  In exchange for his services, he shall receive $6,000 USD per month in cash or stock or a combination of both, at his sole discretion.

On April 1, 2011, Singapore Volition entered into a Warrant Agreement with Dr. Colman pursuant to which he received warrants to purchase up to 100,000 shares of Singapore Volition at an exercise price of $0.50 USD per share, per the terms set forth in the agreement. The warrants shall vest on April 1, 2011 and shall expire on April 1, 2016.  As of the years ended December 31, 2012 and 2011, 0 and 0 of these warrants have been exercised, respectively.  The Company has calculated the estimated fair market value of the warrants granted to Dr. Colman as $48,431 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $0.50 USD; expected term of five years, exercise price of $0.50 USD, a risk free interest rate of 2.24%, a dividend yield of 0% and volatility of 190%.  A copy of the Letter of Appointment was filed as Exhibit 10.13 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Additionally, on November 25, 2011 (the “Grant Date”) Dr. Colman was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Faulkes as $688 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012 and 2011, 10,000 and 0 of these options have vested, respectively.

Dr Colman is also the Chairman of the Company’s Scientific Advisory Board (“SAB”), and receives compensation for his services in that capacity pursuant to a Letter of Appointment entered into with Singapore Volition on April 5, 2011. The Letter of Appointment provides that Dr Colman is to receive a fee of $2,000 USD for each attendance at three meetings of the SAB to be held in each calendar year. In addition Dr Colman is to receive stock with a value of $7,000 USD on the anniversary of his appointment to the SAB for each full year that he remains a member of the SAB.

(6)

Sarah Lee Hwee Hoon is currently a Director of Hypergenomics Pte Limited. There are no employment agreements by and between Sarah Lee Hwee Hoon and Hypergenomics Pte Limited.  Sarah Lee Hwee Hoon receives no compensation in exchange for her services as a Director of Hypergenomics Pte Limited.

On November 25, 2011 (the “Grant Date”) Sarah Lee Hwee Hoon was granted an option to purchase 24,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 4,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 4,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 4,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Sarah Lee Hwee Hoon using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2012 and 2011, 8,000 and 0 of these options have vested, respectively.

Security Holders Recommendations to Board of Directors

Shareholders can direct communications to our Secretary, Rodney Rootsaert, at our executive offices. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Rootsaert collects and evaluates all shareholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2013, by: (i) each of our and our subsidiaries’ directors; (ii) each of our and our subsidiaries’ named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 28, 2013, there were 10,436,354 common shares issued and outstanding, 465,000 shares issuable upon the exercise of options within 60 days, and 1,195,744 shares issuable upon the exercise of stock purchase warrants within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Rodney Gerard Rootsaert (3) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	2,072,088	17.13%
Dr. Martin Faulkes (5) Eastwoods, The Chase Oxshott Surrey, UK KT22 0HR	Common	1,249,101	10.33%
Guy Archibald Innes (7) Wickhurst Manor, Wickhurst Road Weald Sevenoaks Kent, UK TN14 6LY	Common	1,116,039	9.23%
Cameron Reynolds (9) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	263,516	2.18%
Dr. Alan Colman (11) 156 Gibraltar Crescent Singapore 759588	Common	175,643	1.45%
Dr. Jacob Micallef (13) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	201,166	1.66%
Dr. Mark Eccleston(15) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	186,000	1.54%
Dr. Satu Vainikka (17) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	20,358	0.17%
Malcolm Lewin (19) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	38,572	0.32%
Sarah Lee Hwee Hoon (21) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	12,000	0.10%
All Officers and Directors as a Group (10 Persons)	Common	5,334,483	44.10%
Concord International, Inc. (23) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	2,042,088	16.88%
Appletree Investment Management, Inc. (24) 179 Upper Richmond Road West East Sheen, London, UK SW14 8DU	Common	725,780	6.00%

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

(2)

Based on 10,436,354 common shares issued and outstanding, 465,000 shares issuable upon the exercise of options within 60 days, and 1,195,744 shares issuable upon the exercise of stock purchase warrants within 60 days, as of March 28, 2013.

(3)

Rodney Gerard Rootsaert is the Company’s Secretary.  Mr. Rootsaert is also the Administrative and Legal Officer of Singapore Volition and the Secretary and a Director of Belgian Volition.

(4)

Mr. Rootsaert’s beneficial ownership includes 0 common shares and 30,000 shares issuable upon the exercise of stock purchase options which vest on May 25, 2012, November 25, 2012 and May 25, 2013 under the 2011 Equity Incentive Plan dated November 17, 2011.  Further, Rodney Rootsaert is a controlling director of Concord International, Inc. and has voting and dispositive control over the 2,042,088 common shares beneficially owned by Concord International, Inc.  Cameron Reynolds is a potential beneficiary.

(5)

Dr. Martin Faulkes is a Director of the Company, Singapore Volition and Belgian Volition.

(6)

Dr. Faulkes’ beneficial ownership includes: 926,067 common shares; 250,000 shares issuable upon the exercise of stock purchase warrants, which vested on July 13, 2011; 15,000 shares issuable upon the exercise of stock purchase options, which vest on May 25, 2012, November 25, 2012 and May 25, 2013 under the 2011 Equity Incentive Plan dated November 17, 2011; and 58,034 shares issuable upon the exercise of stock purchase warrants.

(7)

Guy Archibald Innes is a Director of the Company and Singapore Volition.

(8)

Mr. Innes’ beneficial ownership includes: 926,218 common shares; 100,000 shares issuable upon the exercise of stock purchase warrants which vested on March 24, 2011; 15,000 shares issuable upon the exercise of stock purchase options which vest on May 25, 2012, November 25, 2012 and May 25, 2013 under the 2011 Equity Incentive Plan dated November 17, 2011; and 74,821 shares issuable upon the exercise of stock purchase warrants.

(9)

Cameron Reynolds is the Company’s President, Chief Executive Officer and a member of the Board of Directors.  Mr. Reynolds is also the Chief Executive Officer and a Director of Singapore Volition, the Managing Director of Belgian Volition, and Chief Executive Officer and a Director of Hypergenomics Pte Limited.

(10)

Mr. Reynolds’ beneficial ownership includes:  202,344 common shares; 60,000 shares issuable upon the exercise of stock purchase options which vest on May 25, 2012, November 25, 2012 and May 25, 2013 under the 2011 Equity Incentive Plan dated November 17, 2011; and 1,172 shares issuable upon the exercise of stock purchase warrants.

(11)

Dr. Alan Colman is a Director of the Company and Singapore Volition.

(12)

Dr. Colman’s beneficial ownership includes: 47,643 common shares; 100,000 shares issuable upon the exercise of stock purchase warrants which vested on April 1, 2011; 15,000 shares issuable upon the exercise of stock purchase options which vest on May 25, 2012, November 25, 2012 and May 25, 2013 under the 2011 Equity Incentive Plan dated November 17, 2011; and 13,000 shares issuable upon the exercise of stock purchase warrants.

(13)

Dr. Jacob Micallef is a Director and the Chief Scientific Officer of Belgian Volition.

(14)

Dr. Micallef’s beneficial ownership includes 76,166 common shares. Further, Dr. Micallef is a controlling director of Borlaug Limited and has voting and dispositive control over 10,000 common shares beneficially owned by Borlaug Limited, 5,000 shares issuable to Borlaug Limited upon the exercise of stock purchase warrants, and 110,000 shares issuable upon the exercise of stock purchase options which vest on May 25, 2012, November 25, 2012, December 13, 2012 and May 25,2013 under the 2011 Equity Incentive Plan dated November 17, 2011.

(15)

Dr. Mark Eccleston is the Chief Scientific Officer of Hypergenomics Pte Limited.

(16)

Dr. Eccleston’s beneficial ownership includes 56,000 common shares and 5,000 shares issuable upon the exercise of stock purchase warrants. Further, Dr. Eccleston is a controlling director of Oncolytika Limited and has voting and dispositive control over 10,000 common shares beneficially owned by Oncolytika Limited, 5,000 shares issuable to Oncolytika Limited upon the exercise of stock purchase warrants, and 110,000 shares issuable upon the exercise of stock purchase options which vest on May 25, 2012, November 25, 2012, December 13, 2012 and May 25,2013 under the 2011 Equity Incentive Plan dated November 17, 2011.

(17)

Dr. Satu Vainikka is a member of the Company’s Board of Directors and a former Director of Singapore Volition.

(18)

Ms. Vainikka’s beneficial ownership includes: 3,572 common shares; 15,000 shares issuable upon the exercise of stock purchase options which vest on May 25, 2012, November 25, 2012 and May 25, 2013 under the 2011 Equity Incentive Plan dated November 17, 2011; and 1,786 shares issuable upon the exercise of stock purchase warrants.

(19)

Malcolm Lewin is the Company’s Chief Financial Officer and Treasurer.  Mr. Lewin is also the Chief Financial Officer of Singapore Volition and a Director of Belgian Volition.

(20)

Mr. Lewin’s beneficial ownership includes 8,572 common shares and 30,000 shares issuable upon the exercise of stock purchase options which vest on May 25, 2012, November 25, 2012 and May 25, 2013 under the 2011 Equity Incentive Plan dated November 17, 2011.

(21)

Sarah Lee Hwee Hoon is the Secretary and a Director of Hypergenomics Pte Limited.

(22)

Ms. Hoon’s beneficial ownership includes 0 common shares and 12,000 shares issuable upon the exercise of stock purchase options which vest on May 25, 2012, November 25, 2012 and May 25, 2013 under the 2011 Equity Incentive Plan dated November 17, 2011.

(23)

Concord International, Inc.’s beneficial ownership includes 2,042,088 common shares.  Rodney Rootsaert is a controlling director of Concord International, Inc. and has voting and dispositive control over the 2,042,088 common shares. Cameron Reynolds is a potential beneficiary.

(24)

Appletree Investment Management, Inc.’s beneficial ownership includes 725,224 common shares and 556 shares issuable upon the exercise of stock purchase warrants.  Robert James Cooles holds investment and voting control over the common shares beneficially owned by Appletree Investment Management, Inc.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company, other than as previously disclosed.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

1)

On August 6, 2010, Singapore Volition entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition), Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) and Rodney Rootsaert (current Secretary of VolitionRx Limited) were serving as Directors of PB Commodities.  (Subsequently, Mr. Cameron Reynolds resigned as a Director of PB Commodities on May 1, 2011 and Mr. Rootsaert resigned on September 20, 2011.)  PB Commodities does not operate for profit.  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  In exchange, Singapore Volition shall pay an initial set up fee to PB Commodities of $11,250 USD.  Additionally, Singapore Volition shall pay $5,700 USD per month for office space and staff services as well as pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds ($8,000 USD), Rodney Rootsaert ($6,000 USD) and Patrick Rousseau - former Managing Director of Belgian Volition (€2,000 EUR or approximately $2,814 USD).  Singapore Volition is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  For the fiscal years ended December 31, 2012 and December 31, 2011, Singapore Volition paid approximately $300,000 USD and $288,000 USD, respectively, to PB Commodities.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

2)

 On September 22, 2010, Singapore Volition entered into a Share Purchase Agreement (“Agreement”) with ValiRX, pursuant to which Singapore Volition shall purchase all shares held by ValiRX in ValiBio.  In exchange for the ValiBio shares, Singapore Volition shall pay $400,000 USD to ValiRX in four equal payments (paid on October 8, 2010; January 19, 2011; April 14, 2011 and July 11, 2011, respectively) and stock with a value of $600,000 USD of Singapore Volition or a newly listed entity with the price per share to be determined by: a) the 30 day average closing middle market price immediately prior to the issuance of shares, if Singapore Volition or a newly listed entity following the merger or reverse takeover of Singapore Volition; or b) the average subscription price at which Singapore Volition has raised capital during the period of the Agreement, if Singapore Volition is not listed within 350 days of the Agreement; or c) the mutual consent of the parties in writing prior to the issuance.  The price per share will be determined by whichever of the above occurs first.  A copy of the Share Purchase Agreement was filed as Exhibit 2.01 to our Amended Current Report on Form 8-K/A filed with the SEC on May 8, 2012 and is incorporated herein by reference.

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

On June 9, 2011, Singapore Volition and ValiRX entered into a Supplementary Agreement to the Share Purchase Agreement between the parties dated September 22, 2010 (“Supplemental Agreement”), pursuant to which ValiRX shall transfer ownership of the ValiRX patent application for the “Method for Detecting the Presence of a Gynecological Growth” to Singapore Volition.  As consideration, Singapore Volition shall issue additional shares of its common stock or that of a newly listed entity to ValiRX with a value of $510,000 USD.   This issuance shall be made in addition to the issuance to be made to ValiRX pursuant to that certain Share Purchase Agreement dated September 22, 2010 and the price per share of the new issuance shall be determined by the terms of that Share Purchase Agreement.  A copy of the Supplemental Agreement was filed as Exhibit 10.15 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.  During the fiscal years ended December 31, 2012 and December 31, 2011, Singapore Volition paid €80,000 Euro ($102,560 USD) and $300,000 USD, respectively, to ValiRX.

During the year ended December 31, 2011, the Company issued 510,811 shares of common stock to ValiRx and 14,189 shares of common stock to Chroma (both issuances were made on December 6, 2011) at a price of approximately $2.11 USD per share, as settlement of the $510,000 USD and the $600,000 USD pursuant to that certain Share Purchase Agreement, Supplemental Agreement and the Deed of Novation.  During the year ended December 31, 2012, the Company did not issue any shares to ValiRx or to Chroma.

3)

On August 10, 2011, Singapore Volition entered into a service agreement (the “Service Agreement”) with Volition Research Limited (“Research”), a 100% subsidiary of The Dill Faulkes Educational Trust (“DFET”). DFET is a company limited by guarantee (with no share capital or shareholders) and a registered UK charity (Charity No. 1070864) established to give back to the community.  Since its inception in 1998, DFET has donated approximately $25 million USD (£15.9 million GBP) to initiate and support a number of major charitable projects, bursaries and scholarships approved by the DFET Trustees, including The Faulkes Telescope Project, Church Bell Projects and various educational programs.  Neither Research nor DFET provide any services to companies other than Singapore Volition, its subsidiaries and affiliates.  Dr. Martin Faulkes (current Director of VolitionRx Limited) is the benefactor of DFET and currently serves as director and chairman of DFET and as a director of Research.  Mr. Cameron Reynolds (current President, CEO and a Director of VolitionRX Limited) currently serves as director of Research but is not now, and never has been, involved with DFET in any other capacity.  Messrs. Faulkes and Reynolds do not have any ownership, control or other material relationship, directly or indirectly, with Research or DFET.  Further, neither Dr. Faulkes nor Mr. Reynolds receives any compensation, directly or indirectly, from Research or DFET pursuant to the Service Agreement, in exchange for their directorships to Research or DFET, or otherwise. The Service Agreement provides for Research to perform services for Singapore Volition for a period of five years for $21,000 USD per year for an aggregate of $105,000 USD.  Such services require Research to liaison with various medical institutions to promote and raise the profile of Singapore Volition through charitable donations, build and develop long-term relationships between UK and International cancer charities and Singapore Volition, and lobby government, health organization and other policy makers on behalf of Singapore Volition and promote the socially responsible ethos of Singapore Volition to ensure Singapore Volition focuses on its corporate social responsibilities to the community.  Research does not operate for profit and does not pay any salary or other compensation to anyone, directly or indirectly, to perform the services.   Dr. Martin Faulkes performs the services on behalf of Research, however as stated above, he does not receive any compensation in exchange.  During the fiscal years ended December 31, 2012 and December 31, 2011, Singapore Volition incurred a total of $21,000 USD and $8,750 USD to Research, respectively, for its services.

On August 11, 2011, the parties entered into a Settlement Agreement of the Service Agreement (the “Settlement Agreement”) agreeing to convert the $105,000 USD fees due to Research under the Service Agreement to 350,000 shares ($0.30/share) of common stock in Singapore Volition.  During the year ended December 31, 2011, Singapore Volition issued 350,000 shares to Research (issued on September 8, 2011).  The value of the shares acquired were reassessed in accordance with US GAAP related party rules, which has resulted in an increase in their value to $1.00 USD per share and a corresponding increase in the value attributed to the services for the purposes of the accounts to $350,0000 USD, or $70,000 USD per year.  During the year ended December 31, 2012, Singapore Volition did not issue any shares to Research. True and correct copies of the Service Agreement and Settlement Agreement were filed as Exhibits 10.20 and 10.21, respectively, as part of our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012, and are incorporated herein by reference.

4)

On October 1, 2011, Hypergenomics Pte Limited entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition) was serving as a Director of PB Commodities. The Agreement provides office space and office support staff to Hypergenomics Pte Limited for $1,450 USD per month. Hypergenomics Pte Limited is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on October 1, 2011, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.   For the fiscal years ended December 31, 2012 and December 31, 2011 Hypergenomics Pte Limited incurred approximately $17,400 USD and $8,700 USD, respectively, to PB Commodities.  A copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

5)

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services. Rodney Rootsaert (current Secretary of VolitionRx Limited) and Laith Reynolds (former Director of Singapore Volition) serve as Directors of Mining House. Mr. Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) also served as a Director of Mining House until he resigned September 30, 2011. Mining House does not currently provide any services to companies other than Singapore Volition, its subsidiaries and affiliates, but between 2006 and 2010 provided office support services to seven other companies.  Mining House does not operate for profit.  For the year ended December 31, 2012, Singapore Volition paid approximately £21,400 GBP ($33,700 USD) to Mining House split between £17,400 GBP ($27,700 USD) for consultancy and office support services and £4,000 GBP ($6,000 USD) for expenses. For the year ended December 31, 2011, Singapore Volition paid approximately £25,000 GBP ($40,250 USD) to Mining House split between £17,400 GBP ($27,600 USD) for consultancy and office support services and £7,600 GBP ($12,650 USD) for expenses. By reason of their directorships of Mining House, Rodney Rootsaert and Laith Reynolds are each deemed to have received compensation in the form of one half (1/2) of the consultancy and office support services received by Mining House for the year ended December 31, 2012, and Cameron Reynolds, Rodney Rootsaert and Laith Reynolds are each deemed to have received compensation in the form of one third (1/3) of the consultancy and office support services received by Mining House for the year ended December 31, 2011.  For the year ended December 31, 2012 Rodney Rootsaert and Laith Reynolds are each deemed to have received £8,700 GBP ($13,800 USD). For the year ended December 31, 2011, Cameron Reynolds, Rodney Rootsaert and Laith Reynolds are each deemed to have received £5,800 GBP ($9,200 USD).The amounts paid by Singapore Volition to Mining House per month are used to cover Mining House’s overhead costs and the hard costs and expenses incurred by Mining House in performing the consultancy and office support services including the costs of European mobile phone usage, office equipment, printing and reproduction costs, and associated office costs and expenses.  There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

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

According to the NASDAQ definition, Cameron Reynolds is not an independent director because he is also an executive officer of the Company.   Further, Dr. Martin Faulkes, Guy Archibald Innes, Dr. Alan Colman and Dr. Satu Vainikka are not independent directors because they are stockholders of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$24,000	15,000
Audit-Related fees	$0	0
Tax fees	$0	0
All other fees	$2,000	0
Total	$26,000	15,000

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $15,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A were $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $2,000 and $0, respectively.  The fees billed during the fiscal year ended December 31, 2012, related to assistance with responses to comment letters received from the SEC.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.

10.10	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Master Consultancy Services Agreement by and between Singapore Volition Pte Limited and OncoLytika Ltd dated October 1, 2010	Filed herewith.
10.15	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Consultancy Agreement by and between Belgian Volition S.A. and Borlaug Limited dated January 1, 2011	Filed herewith.
10.18	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.19	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.23	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.27	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.29	Agreement by and between Belgian Volition SA and the Biobank of CHU UCL Mont-Godinne dated August 6, 2012	Filed with the SEC on October 4, 2012 as part of our Amended Registration Statement on Form S-1/A.

14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: March 29, 2013	/s/ Cameron Reynolds
By: Cameron Reynolds
Its: President, Principal Executive Officer and Director

Dated: March 29, 2013	/s/ Malcolm Lewin
By: Malcolm Lewin
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 29, 2013	/s/ Cameron Reynolds
Cameron Reynolds - President, Principal Executive Officer and Director

Dated: March 29, 2013	/s/ Dr. Martin Faulkes
Dr. Martin Faulkes - Director

Dated: March 29, 2013	/s/ Dr. Satu Vainikka
Dr. Satu Vainikka - Director

Dated: March 29, 2013	/s/ Guy Archibald Innes
Guy Archibald Innes - Director

Dated: March 29, 2013	/s/ Dr. Alan Colman
Dr. Alan Colman – Director

Dated: March 29, 2013	/s/ Rodney Gerard Rootsaert
Rodney Gerard Rootsaert - Secretary