Form 10-Q
period 2013-03-31
VOLITIONRX LTD
filed 2013-05-06
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Facsimile:  +65 6333 7235

(Registrant’s Telephone and Facsimile Number)

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

      .  Yes    X .   No

As of May 2, 2013, there were 10,644,354 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED *

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	19
PART II	OTHER INFORMATION

ITEM 1. ITEM 1A.	LEGAL PROCEEDINGS RISK FACTORS	19 19
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4.	MINE SAFETY DISCLOSURES	21
ITEM 5.	OTHER INFORMATION	21
ITEM 6.	EXHIBITS	21

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

FINANCIAL STATEMENTS

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Financial Statements

For the Period Ended March 31, 2013 and December 31, 2012

(Unaudited)

Index

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

5

Condensed Consolidated Statements of Cash Flows

6

Condensed Consolidated Notes to the Financial Statements

7

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	March 31, 2013 $	December 31, 2012 $

ASSETS

Cash	410,866	376,421
Prepaid expenses – related party	233,333	250,833
Prepaid expenses	120,485	28,520
Other current assets	33,223	39,368

Total Current Assets	797,907	695,142

Property and equipment, net	81,712	91,386
Intangible assets, net	1,373,358	1,430,238

Total Assets	2,252,977	2,216,766

LIABILITIES

Accounts payable and accrued liabilities	895,939	694,910
Note payable - related party	49,982	52,860

Total Current Liabilities	945,921	747,770

Grant repayable	616,023	635,201

Total Liabilities	1,561,944	1,382,971

STOCKHOLDERS’ EQUITY

Common Stock Authorized: 200,000,000 shares, at $0.001 par value Issued and outstanding: 10,436,354 shares and 10,191,562, respectively	10,436	10,192
Additional paid-in capital	9,082,293	8,443,512
Subscriptions received	125,000	–
Accumulated other comprehensive loss	(33,263)	(34,276)
Deficit accumulated during the development stage	(8,493,433)	(7,585,633)

Total Stockholders’ Equity	691,033	833,795

Total Liabilities and Stockholders’ Equity	2,252,977	2,216,766

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2013 $	For the three months ended March 31, 2012 $	For the period from August 5, 2010 (Date of Inception) to March 31, 2013 $

Revenue	–	15,672	54,968

Expenses

General and administrative	51,556	38,001	766,778
Professional fees	64,965	63,793	1,079,797
Salaries and office administrative fees	198,077	204,573	1,535,897
Research and development	593,199	511,045	5,165,929

Total Operating Expenses	907,797	817,412	8,548,401

Net Operating Loss	(907,797)	(801,740)	(8,493,433)
Provision for income taxes	–	–	–

Net Loss	(907,797)	(801,740)	(8,493,433)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	1,013	(3,326)	(33,263)
Total Other Comprehensive Income (Loss)	1,013	(3,326)	(33,263)
Net Comprehensive Income (Loss)	(906,784)	(805,066)	(8,526,696)
Net Loss per Share – Basic and Diluted	(0.09)	(0.09)

Weighted Average Shares Outstanding – Basic and Diluted	10,210,392	8,645,652

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from August 5, 2010 (Date of Inception) to March 31, 2013
	$	$	$
Operating Activities

Net loss	(907,797)	(801,740)	(8,493,433)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	36,434	32,977	311,896
Stock based compensation	84,176	207,249	1,349,625
Common stock and warrants issued to settle liabilities for services	83,849	–	1,313,507
Amortization of stock issued in advance of services	17,500	17,500	116,667

Changes in operating assets and liabilities:
Accounts receivable	–	(15,672)	–
Prepaid expenses	(95,488)	(32,740)	(121,037)
Other current assets	5,286	(2,722)	(1,395)
Accounts payable and accrued liabilities	219,689	31,069	686,208
Net Cash Used In Operating Activities	(556,351)	(564,079)	(4,837,962)

Investing Activities

Purchases of property and equipment	(714)	(37,796)	(126,264)
Net Cash Used in Investing Activities	(714)	(37,796)	(126,264)

Financing Activities

Proceeds from issuance of common shares	596,000	479,250	5,035,604
Grants received	–	–	676,346
Proceeds from note payable	–	–	59,942
Repayment of note payable – related party	(1,321)	–	(357,128)
Cash acquired through reverse merger	–	–	100
Net Cash Provided By Financing Activities	594,679	479,250	5,414,864

Effect of foreign exchange on cash	(3,169)	(7,455)	(39,772)

Increase (Decrease) in Cash	34,445	(130,080)	410,866

Cash – Beginning of Period	376,421	347,892	–

Cash – End of Period	410,866	217,812	410,866

Supplemental Disclosures of Cash Flow Information

Interest paid	–	–	–
Income tax paid	–	–	–

Non Cash Financing Activities::

Acquisition of subsidiary for debt	–	–	1,000,000
Common stock issued for debt	18,583	–	1,169,943

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by VolitionRX Limited (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $8,493,433 and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

March 31, 2013 and December 31, 2012

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Reclassification of Financial Statement Accounts

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses or working capital ratios.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended March 31, 2013 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2013 and December 31, 2012, the Company had $410,866 and $376,421, respectively in cash equivalents.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2013, 556,913 dilutive warrants and options and 1,247,304 potentially dilutive options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

Note 4 - Acquisitions and Subsidiaries Continued

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

March 31, 2013 and December 31, 2012

(Unaudited)

Note 5 - Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents, acquired in the acquisition of ValiBio SA (see Note 4).  The patents are being amortized over their remaining lives, which are 12 years and 19 years.

			December 31,
			2012
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,666,346	236,108	1,430,238

	1,666,346	236,108	1,430,238

			March 31,
			2013
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,631,432	258,075	1,373,358

	1,631,432	258,075	1,373,358

During the three month period ended March 31, 2013, and the year ended December 31, 2012, the Company recognized $28,597 and $112,056 in amortization expense respectively.

The Company amortizes the long-lived asset on a straight line basis with terms ranging from 13 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2013	$85,792
2014	$114,389
2015	$114,389
2016	$114,389
2017	$114,389

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. On September 11, 2011, the Company hired an independent specialist to value the patents based on a discounted cash flows model.  The result of this report confirmed that the fair value of the patents exceeded their carrying value as of March 31, 2013.

Note 6 - Related Party Transactions

 The Company contracts with a related party to rent office space, be provided office support staff, and have consultancy services provided on behalf of the Company.  See Note 9 for obligation under the contract.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

Note 7 - Common Stock

During the three month period ended March 31, 2013, the Company issued 235,500 shares of common stock for a total of $471,000 at a price of $2.00 per share. During the same period the Company also issued 9,292 shares of common stock to consultants and directors to settle liabilities for services valued at $18,583 at a price of $2.00 per share.

In addition, a further $125,000 was received during the three month period ended March 31, 2013, in respect of subscriptions for 62,500 shares of common stock at a price of $2.00 per share. These shares were issued as of May 1, 2013. Details of further subscriptions subsequent to March 31, 2013, and related share issues are set out in Note 10.

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

During the year ended December 31, 2011, the Company issued 350,000 shares of common stock to a related party in advance for services to be performed over a five year period to raise the profile of the Company through the development of relationships with medical organizations, cancer charities, government and other policy makers.  The shares were valued at $1.00 per share based on the most

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

Note 7 - Common Stock (Continued)

recent cash issuance price relative to the grant date as this was determined to be the most readily determinable value in accordance with ASC 718 and ASC 505.

The value of the shares was recorded as a prepaid expense that the Company will expense monthly as services are provided.  Because the shares are fully vested and non-forfeitable, the shares were valued based on the current market price on the grant date and will be amortized over the life of the agreement.  During the three month period ended March 31, 2013 and the year ended December 31, 2012, $17,500 and $70,000 has been recorded to professional fees leaving a balance of $233,333 and $250,833 as of each period end, respectively.

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

Note 8 – Warrants and Options

During the three month period ended March 31, 2013, the Company issued 200,000 warrants to a consultant for services at an exercise price of $2.47, expiring three years after vesting. 25,000 warrants vest immediately, and the vesting of the remaining 175,000 warrants is contingent upon the achievement of specific milestones. The Company estimates that vesting of these latter warrants will take place over the three years to March 2016. The warrants were valued at $456,367 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $2.35 stock price, $2.47 exercise price, 253% volatility, 0.38% risk free rate.

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

March 31, 2013 and December 31, 2012

(Unaudited)

Note 8 – Warrants and Options (Continued)

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

Below is a table summarizing the warrants issued and outstanding as of March 31, 2013.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	–	$–	–	-	$–
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
12/11/12	50,000	3.25	3	12/11/15	162,500
20/03/13	200,000	2.47	3	20/03/16	494,000
				-20/03/19
03/31/13	1,370,744	1.54	–	–	$2,110,252

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan for the directors, officers, employees and key consultants of the Company. Pursuant to the Plan, the Company is authorized to issue 900,000 restricted shares, $0.001 par value, of the Company’s common stock.

Options to purchase 720,000 shares were granted on November 25, 2011. These options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $3 for options vesting in the first year, $4 for options vesting in the second year, and $5 for options vesting in the third year.

Options to purchase 30,000 shares were granted on September 1, 2012. These options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $4.31 for options vesting in the first year, $5.31 for options vesting in the second year, and $6.31 for options vesting in the third year.

Options to purchase 100,000 shares were granted on December 13, 2012. These options are exercisable immediately, and expire three years from the date of grant, at an exercise price of $3.01.

Options to purchase 37,000 shares were granted on March 20, 2013. These options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $2.35 for options vesting in the first year, $3.35 for options vesting in the second year, and $4.35 for options vesting in the third year.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

Note 8 – Warrants and Options (Continued)

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

d)

37,000 options granted March 20, 2013 --stock price at valuation, $2.35; expected term of 3 years, exercise prices of $2.35-$4.35, a risk free interest rate of 0.38%, a dividend yield of 0% and volatility of 253%.

Below is a table summarizing the options issued and outstanding as of March 31, 2013.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price	Life (Years)	Date	Exercised
12/31/10	-	$–	–	–	$–
11/25/11	720,000	3.00-5.00	3	05/25/15-11/25/17	2,880,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3	09/20/16-03/20/19	123,950
03/31/13	887,000	$3.91	–	–	$3,464,250

Note 9 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,343,142 (€1,048,020) to help fund the research endeavors of the Company. The Walloon Region agreed to provide working capital of $537,257 (€419,208), which was received by the Company during January 2011. Additional funds have been provided for approved expenditures. The Company will be obligated to pay a minimum of $402,943 (€314,406) if the project is deemed to be a failure under the terms of the agreement.  If the project is deemed a success, the Company will pay both the minimum of $402,943 (€314,406) and a 6 percent royalty on all relevant sales. The maximum amount payable due to the Walloon Region is twice the amount of funding received.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Unaudited)

Note 9 – Commitments and Contingencies Continued

c) Leases

On January 26, 2012, the Company entered into a new lease agreement in respect of its laboratory space at Namur in Belgium for $1,282 (€1,000) per month commencing April 1, 2012, for an initial period of one year, extended on terms yet to be agreed. On February 29, 2012, the Company entered into a lease agreement for additional laboratory and office space at Namur for approximately $4,912 (€3,833) per month commencing April 1, 2012, for a period of two years and eight months. Under this agreement the Company is also obliged to pay $1,922 (€1,500) per month as a provisional amount against expenses. On March 23, 2012, the Company entered into a lease agreement in respect of an apartment at Namur in Belgium for $795 (€620) per month commencing April 1, 2012, for an initial period of one year, extended for a further year.

d) Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement is for a period of two years commencing June 1, 2012, and the total payments to be made by the Company in accordance with the agreement are $499,824 (€390,000).

e) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 10 - Subsequent Events

Subsequent to March 31, 2013, the Company received cash subscriptions of $291,000 for 145,500 shares at $2.00 per share. On May 1, 2013, the Company issued 208,000 shares for a total value of $416,000, in respect of both the foregoing subscriptions of $291,000 for 145,500 shares, and the subscriptions of $125,000 for 62,500 shares received prior to March 31, 2013 (see Note 7).

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

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash of $410,866 and other current assets of $153,708, excluding non-cash prepaid expenses of $233,333.  The Company had current liabilities of $945,921.  This represents a working capital deficit of $381,347. Subsequent to March 31, 2013, the Company has received subscriptions for 145,500 new shares totaling $291,000, in connection with a private placement.

In addition, the Company expects to receive grant funds from the Walloon Region government in Belgium totaling approximately $500,000, in respect of expenditure incurred over the period April 2010 to September 2012. The processing of the claims for these funds has been delayed, but based on the information available funds should be received within the next two to three months. As of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

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

Overview of Operations

Management has identified the specific processes and resources required to achieve the near term objectives of the business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. Some of these resources have already been acquired and are reflected in the costs for prior periods, and others are dependent upon obtaining additional financing. To date, operations have proceeded satisfactorily in relation to the business plan. However it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near term objectives of the business plan, in particular the completion of development of our intended products for the RUO market and the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. However, at this point, the most significant risk to the Company is that it will not succeed in obtaining additional financing in the short term.

Results of Operations

Three Months Ended March 31, 2013

The following table sets forth the Company’s results of operations for the three months ended on March 31, 2013 and the comparative period of three months ended March 31, 2012.

	Three months	Three months		Percentage
	Ended	Ended	Increase/	Increase/
	March 31, 2013	March 31, 2012	(Decrease)	(Decrease)
	($)	($)	($)	(%)

Revenues	–	15,672	(15,672)	–

Operating Expenses	(907,797)	(817,412)	(90,385)	11%
Other Income (Expenses)	–	–	–	–
Income Taxes	–	–	–	–

Net Loss	(907,797)	(801,740)	(106,057)	13%

Basic and Diluted Loss Per Common Share	(0.09)	(0.09)	–	–

Weighted Average Basic and Diluted Common Shares Outstanding	10,210,392	8,645,652	1,564,740	18%

Revenues

The Company had revenues of Nil from operations in the three months ended March 31, 2013, compared to revenues of $15,672 in the comparative period for the three months ended March 31, 2012. The Company’s operations are in the development stage.

Operating Expenses

For the three months ended March 31, 2013, the Company’s operating expenses increased by $106,057, or 13%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees decreased by $6,496 due principally to a reduction in share option expense.  Research and development expenses increased by $82,154 due to increased R&D activity in terms of staff and related costs, materials and patent costs. Professional fees increased by $1,172 due to additional fees for corporate services related to becoming a listed company. General and administrative expenses increased by $13,555 due principally to the payment of franchise taxes.

Net Loss

For the three months ended March 31, 2013, our net loss was $907,797, an increase of $106,057 or 13% over the comparative period for the three months ended March 31, 2012. The change is a result of the changes described above.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities.  For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt about our ability to continue as a going concern without further financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report for the year ended December 31, 2012 on Form 10-K as filed with the SEC on April 1, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

2.

Subsequent Issuances:

On or about May 1, 2013, the Company issued an aggregate of 208,000 restricted shares of the Company’s common stock to one (1) U.S. Accredited Investor and seven (7) Non-U.S. Investors, pursuant to the closing of a private placement. Under the private placement, the Company sold an aggregate of 208,000 common shares at a per share price of $2.00 for aggregate proceeds to the Company of $416,000.

The shares issued to the one (1) U.S. Accredited Investor were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor” who had access to registration-type information about the Company. The shares issued to the seven (7) Non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Master Consultancy Services Agreement by and between Singapore Volition Pte Limited and OncoLytika Ltd dated October 1, 2010	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K.
10.15	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Consultancy Agreement by and between Belgian Volition S.A. and Borlaug Limited dated January 1, 2011	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K.
10.18	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.19	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.22	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.23	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.27	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.29	Agreement by and between Belgian Volition SA and the Biobank of CHU UCL Mont-Godinne dated August 6, 2012	Filed with the SEC on October 4, 2012 as part of our Amended Registration Statement on Form S-1/A.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  May 6, 2013

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President, Principal Executive Officer and Director

Dated:  May 6, 2013

/s/ Malcolm Lewin

By: Malcolm Lewin

Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  May 6, 2013

/s/ Cameron Reynolds

Cameron Reynolds - President, CEO & Director

Dated:  May 6, 2013

/s/ Dr. Martin Faulkes

Dr. Martin Faulkes - Director

Dated:  May 6, 2013

/s/ Dr. Satu Vainikka

Dr. Satu Vainikka - Director

Dated:  May 6, 2013

/s/ Guy Archibald Innes

Guy Archibald Innes - Director

Dated:  May 6, 2013

/s/ Dr. Alan Colman

Dr. Alan Colman – Director

Dated:  May 6, 2013

/s/ Rodney Gerard Rootsaert

Rodney Gerard Rootsaert - Secretary