Form 10-Q
period 2013-06-30
VOLITIONRX LTD
filed 2013-07-29
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

      .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-30402

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware	91-1949078
(State of incorporation)	(I.R.S. Employer Identification No.)

1 Scotts Road

#24-05 Shaw Centre

Singapore 228208

 (Address of principal executive offices)

Telephone:  (212) 618-1750

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

      .  Yes    X .    No

As of July 29, 2013, there were 10,941,854 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Financial Statements

For the Period Ended June 30, 2013 and December 31, 2012

(Unaudited)

Index

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations and Comprehensive Loss

5

Condensed Consolidated Statements of Cash Flows

6

Condensed Consolidated Notes to the Financial Statements

7

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	June 30, 2013 $	December 31, 2012 $

ASSETS

Cash	750,749	376,421
Prepaid expenses – related party	215,833	250,833
Prepaid expenses	53,374	28,520
Other current assets	39,672	39,368

Total Current Assets	1,059,628	695,142

Property and equipment, net	75,214	91,386
Intangible assets, net	1,358,626	1,430,238

Total Assets	2,493,468	2,216,766

LIABILITIES

Accounts payable and accrued liabilities	674,340	694,910
Note payable - related party	-	52,860

Total Current Liabilities	674,340	747,770

Grant repayable	1,140,542	635,201

Total Liabilities	1,814,882	1,382,971

STOCKHOLDERS’ EQUITY

Common Stock Authorized: 200,000,000 shares, at $0.001 par value Issued and outstanding: 10,941,854 shares and 10,191,562, respectively	10,942	10,192
Additional paid-in capital	10,254,702	8,443,512
Accumulated other comprehensive loss	(46,134)	(34,276)
Deficit accumulated during the development stage	(9,540,924)	(7,585,633)

Total Stockholders’ Equity	678,586	833,795

Total Liabilities and Stockholders’ Equity	2,493,468	2,216,766

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	For the three months ended June 30, 2013 $	For the three months ended June 30, 2012 $	For the six months ended June 30, 2013 $	For the six months ended June 30, 2012 $	For the period from August 5, 2010 (Date of Inception) to June 30, 2013 $

Revenue	–	11,707	–	27,379	54,968

Expenses

General and administrative	123,143	149,055	174,699	187,060	889,921
Professional fees	92,394	67,423	157,359	131,216	1,172,191
Salaries and office administrative fees	191,315	167,263	389,392	371,835	1,833,567
Research and development	640,639	559,432	1,233,838	1,070,478	5,700,213

Total Operating Expenses	1,047,491	943,173	1,955,288	1,760,589	9,595,892

Net Operating Loss	(1,047,491)	(931,466)	(1,955,288)	(1,733,210)	(9,540,924)
Provision for income taxes	–	–	–	–	–

Net Loss	(1,047,491)	(931,466)	(1,955,288)	(1,733,210)	(9,540,924)

Other Comprehensive Loss
Foreign currency translation adjustments	(12,871)	(35,933)	(11,858)	(39,259)	(46,134)
Total Other Comprehensive Loss	(12,871)	(35,933)	(11,858)	(39,259)	(46,134)
Net Comprehensive Loss	(1,060,362)	(967,399)	(1,967,146)	(1,772,469)	(9,587,058)
Net Loss per Share – Basic and Diluted	(0.10)	(0.10)	(0.19)	(0.20)

Weighted Average Shares Outstanding – Basic and Diluted	10,642,175	9,031,291	10,427,414	8,838,472

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from August 5, 2010 (Date of Inception) to June 30, 2013
	$	$	$
Operating Activities

Net loss	(1,955,288)	(1,733,210)	(9,540,924)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	72,525	69,815	347,987
Stock based compensation	166,669	341,471	1,432,118
Common stock and warrants issued to settle liabilities for services	223,771	264,332	1,453,429
Amortization of stock issued in advance of services	35,000	35,000	134,167

Changes in operating assets and liabilities:
Accounts receivable	–	(11,707)	–
Prepaid expenses	(26,421)	(1,701)	(51,970)
Other current assets	(776)	(4,790)	(7,457)
Accounts payable and accrued liabilities	(62,576)	(102,964)	403,943

Net Cash Used In Operating Activities	(1,547,096)	(1,143,754)	(5,828,707)

Investing Activities

Purchases of property and equipment	(714)	(71,121)	(126,264)

Net Cash Used in Investing Activities	(714)	(71,121)	(126,264)

Financing Activities

Proceeds from issuance of common shares	1,421,500	1,287,376	5,861,104
Grants received	517,280	–	1,193,626
Proceeds from note payable	–	–	59,942
Repayment of note payable – related party	(1,321)	–	(357,128)
Cash acquired through reverse merger	–	–	100

Net Cash Provided By Financing Activities	1,937,459	1,287,376	6,757,644

Effect of foreign exchange on cash	(15,321)	(34,144)	(51,924)

Increase in Cash	374,328	38,357	750,749
Cash – Beginning of Period	376,421	347,892	–

Cash – End of Period	750,749	386,249	750,749

Supplemental Disclosures of Cash Flow Information

Interest paid	–	–	–
Income tax paid	–	–	–

Non Cash Financing Activities::

Acquisition of subsidiary for debt	–	–	1,000,000
Common stock issued for debt	18,583	–	1,169,943

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(unaudited)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by VolitionRX Limited (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $9,540,924 and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended June 30, 2013 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at June 30, 2013 and December 31, 2012, the Company had $750,749 and $376,421, respectively in cash and cash equivalents.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2013, 549,519 dilutive warrants and options and 1,352,846 potentially dilutive options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

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

Note 4 - Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents, acquired in the acquisition of ValiBio SA. The patents are being amortized over their remaining lives, which are 10 years and 18 years.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(unaudited)

Note 4 - Intangible Assets (continued)

			December 31,
			2012
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,666,346	236,108	1,430,238

	1,666,346	236,108	1,430,238

			June 30,
			2013
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,648,144	289,518	1,358,626

	1,648,144	289,518	1,358,626

During the six month period ended June 30, 2013, and the year ended December 31, 2012, the Company recognized $56,942 and $112,056 in amortization expense respectively.

The Company amortizes the long-lived asset on a straight line basis with terms ranging from 13 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2013	$56,942
2014	$113,884
2015	$113,884
2016	$113,884
2017	$113,884

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value.

Note 5 - Related Party Transactions

The Company contracts with a related party to rent office space, be provided office support staff, and have consultancy services provided on behalf of the Company.  See Note 8 for obligation under the contract.

Note 6 - Common Stock

During the six month period ended June 30, 2013, the Company issued 297,500 shares of common stock for a total of $534,500 at a price of $2.00 per share. The amount received was net of $60,500 fees and expenses to an agent. Remuneration to the agent also included 29,750 warrants, immediately exercisable for a period of five years at a price of $2.00 per share. The warrants were valued at $71,918, using the Black-Scholes Option Pricing model using the following assumptions: Five-year term, $2.43 stock price, $2.00 exercise price, 246% volatility, 1.13% risk free rate.

During the six month period ended June 30, 2013, the Company issued 443,500 shares of common stock for a total of $887,000 at a price of $2.00 per share. During the same period the Company also issued 9,292 shares of common stock to consultants and directors to settle liabilities for services valued at $18,583 at a price of $2.00 per share.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(unaudited)

Note 7 – Warrants and Options

During the six month period ended June 30, 2013, the Company issued 29,750 warrants to an agent as part remuneration in respect of the issuance of 297,500 shares for net proceeds of $534,500. The Company has valued the warrants at $71,918. Each warrant is exercisable immediately for five years at an exercise price of $2.00.

During the six month period ended June 30, 2013, the Company issued 200,000 warrants to a consultant for services at an exercise price of $2.47, expiring three years after vesting. 25,000 warrants vest immediately, and the vesting of the remaining 175,000 warrants is contingent upon the achievement of specific milestones. The Company estimates that vesting of these latter warrants will take place over the three years to March 2016. The warrants were valued at $456,367 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $2.35 stock price, $2.47 exercise price, 253% volatility, 0.38% risk free rate.

During the year ended December 31, 2012, the Company issued 50,000 warrants for investor relations services rendered to the Company. The warrants are exercisable immediately for three years at an exercise price of $3.25. The warrants were valued at $145,431 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $3.00 stock price, $3.25 exercise price, 251% volatility, 0.32% risk free rate. These warrants were cancelled by mutual agreement for no consideration during the six month period ended June 30, 2013.

Below is a table summarizing the warrants issued and outstanding as of June 30, 2013.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
03/20/13	200,000	2.47	3	03/20/16-	494,000
				03/20/19
06/10/13	29,750	2.00	5	06/10/18	59,500
06/30/13	1,350,494	1.49	4.4	–	$2,007,252

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

b)

37,000 options granted March 20, 2013 --stock price at valuation, $2.35; expected term of 3 years, exercise prices of $2.35-$4.35, a risk free interest rate of 0.38%, a dividend yield of 0% and volatility of 253%.

During the six month period ended June 30, 2013, 20,000 options expired following termination of employment.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(unaudited)

Note 7 – Warrants and Options (Continued)

Below is a table summarizing the options issued and outstanding as of June 30, 2013.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
11/25/11	700,000	3.00-5.00	3	05/25/15-11/25/17	2,790,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3	09/20/16-03/20/19	123,950
06/30/13	867,000	$3.89	3	–	$3,374,250

Note 8 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,363,160 (€1,048,020) to help fund the research endeavors of the Company.  The Walloon Region agreed to provide working capital of $545,264 (€419,208), which was received by the Company during January 2011, together with $75,057 (€57,705) in respect of approved expenditures. The Company also received $520,221 (€399,955) during the three months ended June 30, 2013 for approved expenditures. The Company will be obligated to pay a minimum of $408,948 (€314,406) if the project is deemed to be a failure under the terms of the agreement.  If the project is deemed a success, the Company will pay both the minimum of $408,948 (€314,406) and a 6 percent royalty on all relevant sales. The maximum amount payable due to the Walloon Region is twice the amount of funding received.

b) Administrative Support Agreement

On August 6, 2010, the Company entered into an agreement with a related party to rent office space, contract for office support staff, and have consulting services provided on behalf of the Company.  The agreement requires the Company to pay $5,700 per month for office space and staff services as well as approximately $17,300 per month in fees for two senior executives.  The Company is also required to pay for all reasonable expenses incurred.  The contract is in force for 12 months with automatic extensions of 12 months with a 3 month notice required for termination of the contract.

c) Leases

On January 26, 2012, the Company entered into a new lease agreement in respect of its laboratory space at Namur in Belgium for $1,301 (€1,000) per month commencing April 1, 2012, for an initial period of one year, extended on terms yet to be agreed. On February 29, 2012, the Company entered into a lease agreement for additional laboratory and office space at Namur for approximately $4,986 (€3,833) per month commencing April 1, 2012, for a period of two years and eight months. Under this agreement the Company is also obliged to pay $1,951 (€1,500) per month as a provisional amount against expenses. On March 23, 2012, the Company entered into a lease agreement in respect of an apartment at Namur in Belgium for $806 (€620) per month commencing April 1, 2012, for an initial period of one year, extended for a further year.

d) Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement is for a period of two years commencing June 1, 2012, and the total payments to be made by the Company in accordance with the agreement are $507,273 (€390,000).

e) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

(unaudited)

Note 9 – Subsequent Events

Subsequent to June 30, 2013, the Company received cash subscriptions of $150,000 for 75,000 shares at $2.00 per share

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash of $750,749 and other current assets of $93,046, excluding non-cash prepaid expenses of $215,833.  The Company had current liabilities of $674,340.  This represents a working capital surplus of $169,455. Subsequent to June 30, 2013, the Company has received subscriptions for 75,000 new shares totaling $150,000, in connection with a private placement. As of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

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

Results of Operations

Three Months Ended June 30, 2013

The following table sets forth the Company’s results of operations for the three months ended on June 30, 2013 and the comparative period of three months ended June 30, 2012.

	Three months	Three months		Percentage
	Ended	Ended	Increase/	Increase/
	June 30, 2013	June 30, 2012	(Decrease)	(Decrease)
	($)	($)	($)	(%)

Revenues	–	11,707	(11,707)	(100%)

Operating Expenses	(1,047,491)	(943,173)	(104,318)	11%
Other Income (Expenses)	–	–	–	–
Income Taxes	–	–	–	–

Net Loss	(1,047,491)	(931,466)	(116,025)	12%

Basic and Diluted Loss Per Common Share	(0.10)	(0.10)	–	–

Weighted Average Basic and Diluted Common Shares Outstanding	10,642,175	9,031,291	1,610,884	18%

Revenues

The Company had revenues of Nil from operations in the three months ended June 30, 2013, compared to revenues of $11,707 in the comparative period for the three months ended June 30, 2012. The Company’s operations are in the development stage.

Operating Expenses

For the three months ended June 30, 2013, the Company’s operating expenses increased by $104,318, or 11%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees increased by $24,052 due principally to additional warrant amortization expense.  Research and development expenses increased by $81,207 due to increased R&D activity in terms of staff and related costs, materials and collaboration costs. Professional fees increased by $24,971 due to additional fees for investor relations and public relations services. General and administrative expenses decreased by $25,912 due principally to a decrease in fundraising costs.

Net Loss

For the three months ended June 30, 2013, our net loss was $1,047,491, an increase of $116,025 or 12% over the comparative period for the three months ended June 30, 2012. The change is a result of the changes described above.

Six Months Ended June 30, 2013

The following table sets forth the Company’s results of operations for the six months ended on June 30, 2013 and the comparative period of six months ended June 30, 2012.

	Six months	Six months		Percentage
	Ended	Ended	Increase/	Increase/
	June 30, 2013	June 30, 2012	(Decrease)	(Decrease)
	($)	($)	($)	(%)

Revenues	–	27,379	(27,379)	(100%)

Operating Expenses	(1,955,288)	(1,760,589)	(194,699)	11%
Other Income (Expenses)	–	–	–	–
Income Taxes	–	–	–	–

Net Loss	(1,955,288)	(1,733,210)	(222,078)	13%

Basic and Diluted Loss Per Common Share	(0.19)	(0.20)	–	–

Weighted Average Basic and Diluted Common Shares Outstanding	10,427,414	8,838,472	1,588,942	18%

Revenues

The Company had revenues of Nil from operations in the six months ended June 30, 2013, compared to revenues of $27,379 in the comparative period for the six months ended June 30, 2012. The Company’s operations are in the development stage.

Operating Expenses

For the six months ended June 30, 2013, the Company’s operating expenses increased by $194,699, or 11%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees increased by $17,557 due principally to additional warrant amortization expense.  Research and development expenses increased by $163,360 due to increased R&D activity in terms of staff and related costs, materials, patents and collaboration costs. Professional fees increased by $26,143 due to additional fees for investor relations and public relations services. General and administrative expenses decreased by $12,361 due principally to a decrease in fundraising costs.

Net Loss

For the six months ended June 30, 2013, our net loss was $1,955,288, an increase of $222,078 or 13% over the comparative period for the six months ended June 30, 2012. The change is a result of the changes described above.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report for the year ended December 31, 2012 on Form 10-K as filed with the SEC on April 1, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

On or about June 10, 2013, the Company issued an aggregate of 297,500 restricted shares of the Company’s common stock to twenty-seven (27) U.S. Accredited Investors, pursuant to the closing of a private placement. Under the private placement, the Company sold an aggregate of 297,500 common shares at a per share price of $2.00 for aggregate proceeds to the Company of $534,500, after deduction of an agent’s fees and expenses of $60,500.

The shares issued to the twenty-seven (27) U.S. Accredited Investors were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to “accredited investors” who had access to registration-type information about the Company

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon one of the following exemptions:

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLITIONRX LIMITED

Dated:  July 29, 2013

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President, Principal Executive Officer and Director

Dated:  July 29, 2013

/s/ Malcolm Lewin

By: Malcolm Lewin

Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer