Form 10-Q
period 2013-09-30
VOLITIONRX LTD
filed 2013-10-31
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

  X . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of October 31, 2013, there were 11,194,302 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Financial Statements

For the Period Ended September 30, 2013 and December 31, 2012

(Unaudited)

Index

Unaudited Condensed Consolidated Balance Sheets	4

Unaudited Condensed Consolidated Statements of Operations	5

Unaudited Condensed Consolidated Statements of Cash Flows	6

Notes to the Condensed Consolidated Financial Statements	7

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	September 30, 2013 $	December 31, 2012 $
	(UNAUDITED)
ASSETS

Cash	473,475	376,421
Prepaid expenses – related party	198,333	250,833
Prepaid expenses	112,154	28,520
Other current assets	32,775	39,368

Total Current Assets	816,737	695,142

Property and equipment, net	70,158	91,386
Intangible assets, net	1,364,982	1,430,238

Total Assets	2,251,877	2,216,766

LIABILITIES

Accounts payable and accrued liabilities	585,407	694,910
Note payable - related party	-	52,860

Total Current Liabilities	585,407	747,770

Grant repayable	1,275,231	635,201

Total Liabilities	1,860,638	1,382,971

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value 1,000,000 shares of preferred stock, at $0.001 par value
	-	-
Issued and outstanding: 11,194,302 shares and 10,191,562 shares of common stock, respectively
	11,194	10,192
Additional paid-in capital	10,899,148	8,443,512
Accumulated other comprehensive loss	(52,612)	(34,276)
Deficit accumulated during the development stage	(10,466,491)	(7,585,633)

Total Stockholders’ Equity	391,239	833,795

Total Liabilities and Stockholders’ Equity	2,251,877	2,216,766

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	For the three months ended September 30, 2013 $	For the three months ended September 30, 2012 $	For the nine months ended September 30, 2013 $	For the nine months ended September 30, 2012 $	For the period from August 5, 2010 (Date of Inception) to September 30, 2013 $

Revenue	-	27,589	-	54,968	54,968

Expenses

General and administrative	67,961	48,171	242,660	235,231	957,882
Professional fees	153,226	68,028	310,585	199,244	1,325,417
Salaries and office administrative fees	179,846	150,105	569,238	521,940	2,013,413
Research and development	524,534	633,801	1,758,372	1,704,279	6,224,747

Total Operating Expenses	925,567	900,105	2,880,855	2,660,694	10,521,459

Net Operating Loss	(925,567)	(872,516)	(2,880,855)	(2,605,726)	(10,466,491)
Provision for income taxes	-	-	-	-	-

Net Loss	(925,567)	(872,516)	(2,880,855)	(2,605,726)	(10,466,491)

Other Comprehensive Loss
Foreign currency translation adjustments	(6,478)	(6,406)	(18,336)	(45,663)	(52,612)
Total Other Comprehensive Loss	(6,478)	(6,406)	(18,336)	(45,663)	(52,612)
Net Comprehensive Loss	(932,045)	(878,922)	(2,899,191)	(2,651,389)	(10,519,103)
Net Loss per Share – Basic and Diluted	(0.08)	(0.09)	(0.27)	(0.28)

Weighted Average Shares Outstanding – Basic and Diluted	11,086,237	9,697,376	10,649,152	9,169,675

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	For the period from August 5, 2010 (Date of Inception) to September 30, 2013
	$	$	$

Operating Activities

Net loss	(2,880,855)	(2,605,726)	(10,466,491)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	109,044	103,477	384,506
Stock based compensation	236,966	445,142	1,502,415
Common stock and warrants issued for services	348,172	286,583	1,577,830
Amortization of stock issued in advance of services	52,500	52,500	151,667

Changes in operating assets and liabilities:
Prepaid expenses	(81,965)	(83,028)	(107,514)
Other current assets	7,292	(10,444)	611
Accounts payable and accrued liabilities	(166,093)	(55,793)	300,426

Net Cash Used In Operating Activities	(2,374,939)	(1,867,289)	(6,656,550)

Investing Activities

Purchases of property and equipment	(713)	(71,576)	(126,263)

Net Cash Used in Investing Activities	(713)	(71,576)	(126,263)

Financing Activities

Proceeds from issuance of common shares	1,871,500	1,951,625	6,311,104
Grants received	605,154	-	1,281,500
Proceeds from note payable	-	-	59,942
Repayment of note payable – related party	(1,321)	-	(357,128)
Cash acquired through reverse merger	-	-	100

Net Cash Provided By Financing Activities	2,475,333	1,951,625	7,295,518

Effect of foreign exchange on cash	(2,627)	(45,375)	(39,230)

Increase/(Decrease) in Cash	97,054	(32,615)	473,475

Cash – Beginning of Period	376,421	347,892	-

Cash – End of Period	473,475	315,277	473,475

Supplemental Disclosures of Cash Flow Information

Interest paid	-	-	-
Income tax paid	-	-	-

Non Cash Financing Activities::

Acquisition of subsidiary for debt	-	-	1,000,000
Common stock issued for debt	77,333	207,027	2,251,946

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRX Limited (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $10,466,491 and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2013 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2013 and December 31, 2012, the Company had $473,475 and $376,421, respectively in cash and cash equivalents.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2013, 537,244 dilutive warrants and options and 1,375,310 potentially dilutive options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

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

September 30, 2013 and December 31, 2012

(Unaudited)

Note 4 - Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents, acquired in the acquisition of ValiBio SA. The patents are being amortized over their remaining lives, which are 10 years and 18 years.

			December 31,
			2012
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,666,346	236,108	1,430,238

	1,666,346	236,108	1,430,238

			September 30,
			2013
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,693,034	328,052	1,364,982

	1,693,034	328,052	1,364,982

During the nine month period ended September 30, 2013, and the year ended December 31, 2012, the Company recognized $85,603 and $112,056 in amortization expense respectively.

The Company amortizes the long-lived asset on a straight line basis with terms ranging from 13 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2013 - remaining	$28,534
2014	$114,138
2015	$114,138
2016	$114,138
2017	$114,138

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value.

Note 5 - Related Party Transactions

The Company contracts with a related party to rent office space, be provided office support staff, and have consultancy services provided on behalf of the Company.  See Note 9 for obligation under the contract.

Note 6 – Amendment of Authorized Stock

As of September 19, 2013, the number of authorized shares of common stock was reduced from 200,000,000 shares to 100,000,000 shares at $0.001 par value, and the issuance of 1,000,000 shares of preferred stock at $0.001 par value was authorized.

Note 7 - Common Stock

During the nine month period ended September 30, 2013, the Company issued 297,500 shares of common stock for a total of $534,500 at a price of $2.00 per share. The amount received was net of $60,500 fees and expenses to an agent. Remuneration to the agent also included 29,750 warrants, immediately exercisable for a period of five years at a price of $2.00 per share. The warrants were valued at $71,918, using the Black-Scholes Option Pricing model using the following assumptions: Five-year term, $2.43 stock price, $2.00 exercise price, 246% volatility, 1.13% risk free rate.

During the nine month period ended September 30, 2013, the Company issued 668,500 shares of common stock for a total of $1,337,000 at a price of $2.00 per share. Attached to share issuances totaling 225,000 shares were 45,000 warrants.  Each warrant is immediately exercisable for a period of three years at $2.40 per share.  The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Three year term, $2.17 stock price, $2.40 exercise price, 244% volatility, 0.61% risk free rate. The Company has allocated $94,111 of the total $450,000 in proceeds to the value of the warrants.

During the nine month period ended September 30, 2013, the Company also issued (a) 9,292 shares of common stock to consultants and directors to settle liabilities for services valued at $18,583 at a price of $2.00 per share, (b) 12,448 shares of common stock to consultants and directors for services valued at $28,000 at fair market value as stated on date of issuance, and (c) 15,000 shares of common stock to consultants for services valued at $30,750 at fair market value as stated on date of issuance.

Note 8 – Warrants and Options

During the nine month period ended September 30, 2013, the Company issued 29,750 warrants to an agent as part remuneration in respect of the issuance of 297,500 shares for net proceeds of $534,500. The Company has valued the warrants at $71,918. Each warrant is exercisable immediately for five years at an exercise price of $2.00 per share.

During the nine month period ended September 30, 2013, the Company issued 200,000 warrants to a consultant for services at an exercise price of $2.47, expiring three years after vesting. 25,000 warrants vest immediately, and the vesting of the remaining 175,000 warrants is contingent upon the achievement of specific milestones. The Company estimates that vesting of these latter warrants will take place over the three years to March 2016. The warrants were valued at $456,367 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $2.35 stock price, $2.47 exercise price, 253% volatility, 0.38% risk free rate. As of September 30, 2013, $198,921 of the value of these warrants has been expensed.

During the nine month period ended September 30, 2013, the Company issued 45,000 warrants attached to the issuance of 225,000 shares for cash totaling $450,000. The Company has allocated $94,111 of the proceeds to the value of the warrants.  The warrants are exercisable immediately for three years at an exercise price of $2.40.

During the year ended December 31, 2012, the Company issued 50,000 warrants for investor relations services rendered to the Company. The warrants are exercisable immediately for three years at an exercise price of $3.25. The warrants were valued at $145,431 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $3.00 stock price, $3.25 exercise price, 251% volatility, 0.32% risk free rate. These warrants were cancelled by mutual agreement for no consideration during the nine month period ended September 30, 2013.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

Note 8 – Warrants and Options (Continued)

Below is a table summarizing the warrants issued and outstanding as of September 30, 2013.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
03/20/13	200,000	2.47	3	03/20/16	494,000
				-03/20/19
06/10/13	29,750	2.00	5	06/10/18	59,500
08/07/13	45,000	2.40	3	08/07/16	108,000
09/30/13	1,395,494	1.52	4.4	-	$2,115,252

Options to purchase 37,000 shares were granted on March 20, 2013. These options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $2.35 for options vesting in the first year, $3.35 for options vesting in the second year, and $4.35 for options vesting in the third year.

Options to purchase 16,300 shares were granted on September 2, 2013. These options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $2.35 for options vesting in the first year, $3.35 for options vesting in the second year, and $4.35 for options vesting in the third year.

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

b)

16,300 options granted September 2, 2013 --stock price at valuation, $2.03; expected term of 3 years, exercise prices of $2.35-$4.35, a risk free interest rate of 0.79%, a dividend yield of 0% and volatility of 242%.

During the nine month period ended September 30, 2013, 30,000 options expired following termination of employment.

Below is a table summarizing the options issued and outstanding as of September 30, 2013.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
11/25/11	690,000	3.00-5.00	3	05/25/15-11/25/17	2,760,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3	09/20/16-03/20/19	123,950
09/02/13	16,300	2.35-4.35	3	03/02/14-09/02/16	54,605
09/30/13	873,300	$3.89	3	–	$3,398,855

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $206,000 and is expected to be recognized over a period of three years.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Unaudited)

Note 9 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,416,923 (€1,048,020) to help fund the research endeavors of the Company.  The Walloon Region agreed to provide working capital of $566,769 (€419,208), which was received by the Company during January 2011, together with $78,017 (€57,705) in respect of approved expenditures. The Company also received $630,445 (€466,305) during the nine months ended September 30, 2013 for approved expenditures. The Company will be obligated to pay a minimum of $425,077 (€314,406) if the project is deemed to be a failure under the terms of the agreement.  If the project is deemed a success, the Company will pay both the minimum of $425,077 (€314,406) and a 6 percent royalty on all relevant sales. The maximum amount payable due to the Walloon Region is twice the amount of funding received.

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

c) Leases

On January 26, 2012, the Company entered into a new lease agreement in respect of its laboratory space at Namur in Belgium for $1,352 (€1,000) per month commencing April 1, 2012, for an initial period of one year, extended on terms yet to be agreed. On February 29, 2012, the Company entered into a lease agreement for additional laboratory and office space at Namur for approximately $5,182 (€3,833) per month commencing April 1, 2012, for a period of two years and eight months. Under this agreement the Company is also obliged to pay $2,028 (€1,500) per month as a provisional amount against expenses. On March 23, 2012, the Company entered into a lease agreement in respect of an apartment at Namur in Belgium for $838 (€620) per month commencing April 1, 2012, for an initial period of one year, extended for a further year.

d) Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement is for a period of two years commencing September 1, 2012, and the total payments to be made by the Company in accordance with the agreement are $527,280 (€390,000).

e) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 10 – Subsequent Events

Subsequent to September 30, 2013, the Company received cash subscriptions of $250,000 for units comprising 121,952 shares of common stock and 121,952 warrants. The unit price was $2.05 for one share together with a warrant to purchase one share for every share subscribed for. The warrants are exercisable immediately upon issuance for five years at an exercise price of $2.40. Additionally the Company has received subscription agreements for a further $500,000 of units on the same terms as above. Neither the shares nor the warrants relating to the foregoing subscriptions have yet been issued.

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

Liquidity and Capital Resources

As of September 30, 2013, the Company had cash of $473,475 and other current assets of $144,929, excluding non-cash prepaid expenses of $198,333.  The Company had current liabilities of $585,407.  This represents a working capital surplus of $32,997. Subsequent to September 30, 2013, the Company has received cash subscriptions for 121,952 shares of common stock totaling $250,000, and also subscription agreements for a further 243,903 shares of common stock totaling $500,000, in connection with a private placement. As of the date of filing this Report, the Company’s cash reserves are only adequate to fund operations for a limited period of time.

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

Results of Operations

Three Months Ended September 30, 2013

The following table sets forth the Company’s results of operations for the three months ended on September 30, 2013 and the comparative period of three months ended September 30, 2012.

	Three months	Three months
	Ended	Ended		Percentage
	September 30, 2013	September 30, 2012	Increase/ (Decrease)	Increase/ (Decrease)
	($)	($)	($)	(%)

Revenues	–	27,589	(27,589)	(100%)

Operating Expenses	(925,567)	(900,105)	(25,462)	3%

Net Loss	(925,567)	(872,516)	(53,051)	6%

Basic and Diluted Loss Per Common Share	(0.08)	(0.09)	0.01	-11%

Weighted Average Basic and Diluted Common Shares Outstanding	11,086,237	9,697,376	1,388,861	14%

Revenues

The Company had revenues of Nil from operations in the three months ended September 30, 2013, compared to revenues of $27,589 in the comparative period for the three months ended September 30, 2012. The Company’s operations are in the development stage, and as yet the Company has no recurring sources of income.

Operating Expenses

For the three months ended September 30, 2013, the Company’s operating expenses increased by $25,462, or 3%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees increased by $29,741 due principally to additional stock-based compensation expense.  Research and development expenses decreased by $109,267 due to reduced purchases of materials and lower patent filing costs. Professional fees increased by $85,198 due to additional fees for investor relations and public relations services. General and administrative expenses increased by $19,790 due principally to increased fundraising costs.

Net Loss

For the three months ended September 30, 2013, our net loss was $925,567, an increase of $53,051 or 6% over the comparative period for the three months ended September 30, 2012. The change is a result of the changes described above.

Nine Months Ended September 30, 2013

The following table sets forth the Company’s results of operations for the nine months ended on September 30, 2013 and the comparative period of nine months ended September 30, 2012.

	Nine months	Nine months
	Ended	Ended		Percentage
	September 30, 2013	September 30, 2012	Increase/ (Decrease)	Increase/ (Decrease)
	($)	($)	($)	(%)

Revenues	–	54,968	(54,968)	(100%)

Operating Expenses	(2,880,855)	(2,660,694)	(220,161)	8%

Net Loss	(2,880,855)	(2,605,726)	(275,129)	11%

Basic and Diluted Loss Per Common Share	(0.27)	(0.28)	0.01	-4%

Weighted Average Basic and Diluted Common Shares Outstanding	10,649,152	9,169,675	1,479,477	16%

Revenues

The Company had revenues of Nil from operations in the nine months ended September 30, 2013, compared to revenues of $54,968 in the comparative period for the nine months ended September 30, 2012. The Company’s operations are in the development stage, and as yet the Company has no recurring sources of income.

Operating Expenses

For the nine months ended September 30, 2013, the Company’s operating expenses increased by $220,161, or 8%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees increased by $47,298 due principally to additional warrant amortization expense.  Research and development expenses increased by $54,093 due to increased R&D activity in terms of staff and related costs, and collaboration costs, offset by reduced purchases of materials. Professional fees increased by $111,341 due to additional fees for investor relations and public relations services. General and administrative expenses increased by $7,429 due principally to an increase in franchise taxes.

Net Loss

For the nine months ended September 30, 2013, our net loss was $2,880,855 an increase of $275,129 or 11% over the comparative period for the nine months ended September 30, 2012. The change is a result of the changes described above.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report for the year ended December 31, 2012 on Form 10-K as filed with the SEC on April 1, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On or about August 7, 2013, the Company issued an aggregate of 225,000 restricted shares of the Company’s common stock to four (4) Non-U.S. Investors, pursuant to the closing of a private placement. Under the private placement, the Company sold an aggregate of 225,000 common shares at a per share price of $2.00 for aggregate proceeds to the Company of $450,000.

The shares issued to the four (4) Non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

On or about August 16, 2013, the Company issued an aggregate of 12,448 restricted shares of the Company’s common stock to one (1) U.S. Accredited Investor and three (3) Non-U.S. Investors, pursuant to the terms of certain consultancy agreements. Under the consultancy agreements, the Company issued an aggregate of 12,448 common shares at fair market value as stated on date of issuance for a total value of $28,000.

On or about August 30, 2013, the Company issued an aggregate of 15,000 restricted shares of the Company’s common stock to one (1) U.S. Accredited Investor, pursuant to the terms of a consultancy agreement. Under the consultancy agreement, the Company issued an aggregate of 15,000 common shares at fair market value as stated on date of issuance for a total value of $30,750.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01(c)	Amended and Restated Certificate of Incorporation	Filed with the SEC on October 7, 2013 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

Exhibit Number	Description	Filing
10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Master Consultancy Services Agreement by and between Singapore Volition Pte Limited and OncoLytika Ltd dated October 1, 2010	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K.
10.15	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Consultancy Agreement by and between Belgian Volition S.A. and Borlaug Limited dated January 1, 2011	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K.
10.18	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.19	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.23	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.27	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.29	Agreement by and between Belgian Volition SA and the Biobank of CHU UCL Mont-Godinne dated August 6, 2012	Filed with the SEC on October 4, 2012 as part of our Amended Registration Statement on Form S-1/A.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.

Exhibit Number	Description	Filing
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  October 31, 2013

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President, Principal Executive Officer and Director

Dated:  October 31, 2013

/s/ Malcolm Lewin

By: Malcolm Lewin

Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer