Form 10-K
period 2013-12-31
VOLITIONRX LTD
filed 2014-03-28
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X ..ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from __________ to __________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $12,919,883 based upon the price ($2.20) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “VNRX.OB”

As of March 28, 2014, there were 13,307,936 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Description of Our Business

The Company is a development stage life sciences company focused on meeting the need for accurate, fast, inexpensive and scalable tests for detecting and diagnosing cancer and other diseases.  We are in the development stage of our operations and are in the process of discovering and developing blood-based diagnostic tests intended for future commercialization through various channels within the E.U, the United States and eventually throughout the rest of the world.  The Company has developed twenty blood test assays.  Each assay that we have developed can be commercialized for two distinct markets, the clinical in-vitro diagnostics (“IVD”) market and the research use only (“RUO”) market.  Commercializing products on the RUO market means that we intend to sell our products to medical schools, universities and commercial research and development departments for research use only.  Products placed on the RUO market may be used for any research purpose.  RUO products, however, are strictly not to be used for patient diagnosis.  Commercializing products on the IVD market means that we intend to sell our future products to be used in hospitals, clinics, etc. for patient diagnosis.  None of the assays that we are currently developing are available for sale on the IVD market

Currently, there are very few blood tests for diagnosis of cancer in common clinical use. The only commonly used blood screening test for any cancer is the (“PSA”) test for prostate cancer. The PSA test has poor diagnostic accuracy (detects approximately 70% of prostate cancers and misdiagnoses about 30% of healthy men as positive for cancer) but is widely used because it is the best product currently available1. There are currently no blood tests for diagnosing lung cancer.  Pancreatic cancer is currently not detectable by any means prior to symptomatic presentation of the patient by which time the disease is advanced and the patient life expectancy is short (a matter of a small number of months).

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

1 National Cancer Institute FactSheet Tumor Markers, 7 December 2011 [online], Available at http://www.cancer.gov/cancertopics/factsheet/detection/tumor-markers, [accessed 03.03.2014]

The Market

Everyone in the world has, or will be, touched by the effects of cancer. It is one of the world’s most deadly diseases, accounting for around 13% of annual global deaths.1 In the United States alone, there are 14 million cancer survivors2.  By 2020, this figure is expected to rise to 18.1 million and the cost of cancer to the U.S. is projected to reach $158 billion.3 These figures are mirrored in all regions of the world and will continue to grow as populations age.  This is a large potential market of which diagnostics will be a significant part.

Inevitably, the chances of surviving cancer are greatly improved by early detection and diagnosis, however, there is currently no screening test for cancer in general, and very few effective mass screening tests for specific cancers in blood.  Further, current methods of cancer diagnosis are either not cost effective, or cannot provide accurate results.  The inadequacy of existing diagnostic products means that most cancers are only diagnosed once the patient experiences symptoms and the cancer is well established. By this stage, it will often have spread beyond the primary tumor (metastatic cancers), making it substantially more difficult to treat.  Early, non-invasive, accurate cancer diagnosis remains a great unmet medical need and a huge commercial opportunity. For these reasons, cancer diagnostics is an active field of research and development both academically and in the industry.

The global IVD market is forecast to reach $60.0 billion in 20144, driven by the increasing health care demands of an aging population.  Of this the two largest current IVD market segments are:

•

Histology, immunohistochemistry and cytology of tissue samples (expected to grow 6.8% per annum from 2011-2018, with an expected value of $25.5 billion by 2018)5. These are mostly used to confirm cancer diagnosis post-surgery and to determine cancer sub-type; and

•

Immunoassay (chemical tests used to detect a substance in blood or body fluid), which will be the second largest market with a value of more than US$7 billion6. These tests are mostly used to monitor for disease progress and relapse. This market segment includes Volition’s future Nucleosomics® products, which will be blood immunoassay tests for modified histones for the diagnosis of cancer.

Molecular diagnostics (the analysis of genetic makeup e.g. DNA, RNA, and proteins) is growing rapidly, and is expected to reach approximately 18% of IVD market by 20147. In Vitro Diagnostics will be the largest medical technology sector by 2018 – greater than either cardiology or diagnostic imaging8. The cancer IVD market comprising cancer blood and tissue biopsy tests was $4.7 billion in 2008 and growing at 11%9.

The Company is focused on responding to the need for early, accurate diagnostic tests through the development of its proprietary technologies and product prototypes. The Company intends to develop a range of products over the next 5-10 years with both general and specific cancer tests, on increasingly simple formats.  For the year ended December 31, 2012, the Company spent $2,773,142 on research and development activities.  For the year ended December 31, 2013, the Company spent $2,503,765 on research and development activities.  None of these costs are borne directly by customers as the Company is in the development stage and does not have any customers.

1 Cancer - Fact sheet N°297, World Health Organization, [online], Available at: http://www.who.int/mediacentre/factsheets/fs297/en/index.html, [accessed 03.03.2014]

2 Mariotto AB et al., Projections of the cost of cancer care in the United States: 2010-2020. Jan 19, 2011, JNCI, Vol 103, No.2

3 Mariotto AB et al., Projections of the cost of cancer care in the United States: 2010-2020. Jan 19, 2011, JNCI, Vol 103, No.2

4 Report: Worldwide IVD Market Will Cross $60 Billion U.S. Dollars by 2014, August 20, 2012 [online], Available at: http://www.ivdtechnology.com/blog/ivdt-insight/report-worldwide-ivd-market-will-cross-60-billion-us-dollars-2014, [accessed 03.03.2014]

5 In Vitro Diagnostics Market to 2018 - Consolidation, Decentralization and Demand for Genetic Testing to Shape the Competitive Landscape, March 23, 2012 [online], Available at http://

www.marketresearch.com/GBI-Research-v3759/Vitro-Diagnostics-Consolidation-Decentralization-Demand-6871130/ [accessed 03.03.2014]

6 Report: Worldwide IVD Market Will Cross $60 Billion U.S. Dollars by 2014, August 20, 2012 [online], Available at: http://www.ivdtechnology.com/blog/ivdt-insight/report-worldwide-ivd-market-will-cross-60-billion-us-dollars-2014, [accessed 03.03.2014]

7 Report: Worldwide IVD Market Will Cross $60 Billion U.S. Dollars by 2014, August 20, 2012 [online], Available at: http://www.ivdtechnology.com/blog/ivdt-insight/report-worldwide-ivd-market-will-cross-60-billion-us-dollars-2014, [accessed 03.03.2014]

8 IVD Will Be Largest Medtech Sector by 2018, October 4, 2012 [online], Available at http://www.ivdtechnology.com/blog/ivdt-insight/ivd-will-be-largest-medtech-sector-2018, [accessed 03.03.2014]

9 Cancer IVD market expands to meet customer demand, May 1, 2008, [online], Available at: http://www.ivdtechnology.com/article/cancer-ivd-market-expands-meet-customer-demand, [accessed 03.03.2014]

Our Intended Products

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

NuQ® Suite of Epigenetic Cancer Blood Tests

We have developed twenty epigenetic NuQ® assays using our Nucleosomics® technology which are designed to detect the level and structure of nucleosomes in blood.  We are in the development stage of our operations and to date, we have no products available for sale on the IVD market.  Epigenetics is the science of how genes are switched “on” or “off” in the body’s cells. A major factor controlling the switching “on” and “off” is the structuring of DNA. The DNA in human cells is packaged as protein complexes in a “beads on a string” structure. Each individual protein/DNA “bead” is called a nucleosome. These nucleosomes then form additional structures with increasingly dense packing, culminating in chromosomes containing hundreds of thousands of nucleosomes.

Figure 1 – A nucleosome

Cancer is characterized by uncontrolled and often rapid cell growth which exceeds the corresponding rate of cell death. When cells die, the DNA fragments into individual nucleosomes which are released into the blood as illustrated in Figure 2 below.  The cell debris in the bloodstream is eventually recycled back into the body. When a cancer is present, the number of dying cells can overwhelm the recycling process, leaving the excess fragments, including the nucleosomes, in the blood.  Importantly, the structure of nucleosomes is not uniform but subject to immense variety. It is has been known for 4 or 5 years that nucleosomes in cancer cells have differences in structure from those in healthy cells1.

1 Fraga MF et al., “Loss of acetylation at Lys16 and trimethylation at Lys20 of histone H4 is a common hallmark of human cancer”, Nature Genetics, Vol 37 (4), p391-400, 2005

Figure 2 – Release of nucleosomes into blood

Blood nucleosome levels can be raised in conditions other than cancer including in auto-immune disease, inflammatory disease, endometriosis, sepsis, and in the immediate aftermath of major trauma (for example following a heart attack, surgery or car accident). The Company’s primary focus is on cancer diagnosis but we also intend to pursue diagnostic opportunities in other disease areas.

To date the Company has developed 20 NuQ® blood test assays that fall into 5 main types and are intended to be used together to complement each other and to provide a total solution.  To date, we do not have any products available for sale on the IVD market.

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

•

NuQ®-M: We are currently developing nine blood tests in the NuQ®-M family to detect cancer by detecting nucleosomes containing modified histones, the proteins that package and order DNA into nucleosomes.

•

NuQ®-A: We are currently developing five blood tests in the NuQ®-A family to detect cancer by detecting nucleosome-protein adducts.

•

NuQ®: T: We are currently developing a NuQ®-T test to detect cancer by detecting total blood nucleosome levels.

Generally, the above tests are being developed to work together, using a combination of tests in conjunction (collectively called the “NuQ® panel”) for the IVD market.  To date, we have used the NuQ® panel prototypes to test a small number of blood samples taken from lung, colon, and pancreatic cancer patients.

NuQ® Research Kits

The Company has launched its first RUO products for use in cell culture. The research products are 96 well semi-manual kits for the simultaneous analysis of 48 samples, the usual format for research products (a 96 well kit can be used to analyze some 48 samples as samples are tested in duplicate).  The most expensive component in the manufacture of products will be the pairs of antibodies employed.  Initially, these are purchased or licensed on a small scale, but the Company has commenced development of its own antibodies which we believe will reduce costs. Total small scale production costs, for our lowest cost kit is currently $130 per kit. This kit is marketed at $495 to the end user. The more expensive kits currently cost $300 USD per kit to manufacture and have selling prices between $795 - $1370 per kit. We anticipate a drop in the production price to approximately $100 USD per kit, as the Company continues to develop its own antibodies.

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

•

Point-of-Care Devices:  Point-of-care devices are small instruments that perform tens of ELISA tests per day rapidly on blood taken from a finger prick.  The instruments can be found in any oncology clinic and tests can be performed during patient consultations. The Company intends to contract with an instrument manufacturer to produce these instruments for point-of-care NuQ® testing for the oncologist’s office, general doctor’s office or at home testing.  The Company hopes to enter the point-of-care clinical market in Europe in 2016 and in the U.S. in 2017, as the Company will first need to adapt its test prototypes to these small instruments and demonstrate their success in the greater diagnostics market before these products will be adopted by others in the industry.  At this stage of its development, the Company cannot accurately predict the costs to manufacture these devices or their selling price.  As of the date of this Report, the Company has not entered into any discussions or negotiations regarding the manufacture or sale of these devices.  See Figure 5 for an example of a point-of-care device.

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

The Company intends to contract with a specialist company to adapt the NuQ® test prototypes to the doctor’s office or home use system and to contract with a manufacturer for the production of these tests.  As of the date of this Report, the Company has not entered into any discussions or negotiations with a specialist company or manufacturer.  Initially, the Company intends to sell these tests for professional use only (doctor’s office) and to sell the tests for non-professional home use at a later time.    The Company does not yet have an estimated timeframe for entering into this market.  Further, at this early stage of our development, the Company cannot accurately determine the manufacturing costs or selling price of these tests.

HyperGenomics®

The Company is in the process of developing HyperGenomics® tissue and blood-based tests to determine disease subtype following initial diagnosis and to help decide the most appropriate therapy. Selecting the correct treatment approach can significantly improve outcome, reduce side effects and deliver cost savings. The HyperGenomics® tests will be performed on cancer tissue obtained either by biopsy or during surgical resection to determine the cancer subtype and to determine optimal treatment regimens.  The HyperGenomics® profiling tests are being developed to provide detailed epigenetic characterization of tumors in a cost effective way. A new protocol for analyzing white blood cells – a precursor to applications in leukemia - was developed in 2012. Volition commenced development of a bioinformatics pipeline to analyze the complex data sets generated from the biological samples in 2012 and continued development of the algorithms in 2013.  Volition aims to file new in house methodology patents for HyperGenomics in the first half of 2014.

First revenue of $50,000 was realized from contract research in 2012. Volition will continue to offer this service in parallel with development of a HyperGenomics® research kit with completion expected by the end of 2014, Beta-testing is expected to take approximately six (6) months to complete and will cost approximately $50,000 USD.  If beta-testing is successful, the Company expects to launch HyperGenomics® research kits into the RUO market in Europe and in the U.S. in 2015.

For the IVD market, the Company expects to expand clinical proof of concepts and validation work for the HyperGenomics® test in 2014.  The launch of the HyperGenomics® test into the IVD market in Europe and the U.S. will follow the commercialization of the test into the RUO market.  The estimated timeframe for its launch into the IVD market has not yet been determined and will depend upon the speed of clinical trials and market approval. The HyperGenomics® test is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.

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

Singapore Volition acquired the patent application for an endometriosis test (“NuQ Endo”) in June 2011 and the Company is now in the process of developing the test based on its existing NuQ® technology.  The NuQ Endo test is designed to be a simple blood test taken at two stages of a woman’s menstrual cycle, during menses and partway through the month. If the two measurements show quantitative differences in total nucleosome level, endometriosis is indicated.  Hypothesis-testing and clinical proof of concept work (to demonstrate that the test is feasible or has the potential to be used and effective) on the endometriosis test is currently being carried out in the Company’s laboratory. The Company completed pilot studies of the NuQ Endo endometriosis test in 2012 and expects to commence large trials in 2014. The NuQ Endo test is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.  The NuQ Endo test is not currently being developed for the RUO market.

Intellectual Property

The Company holds nine families of patents covering the products currently being developed.  Two are licensed from world-class research institutions, two are patents authored by Belgian Volition and five are patents authored by Singapore Volition.

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

Status:  Granted in Europe; Pending in U.S.

•

Singapore Volition holds the worldwide exclusive license in “the field of cancer diagnosis and cancer prognosis” for the following patent from the European Molecular Biology Laboratory:

EMBL Variant Patent WO2011000573:  Diagnostic Method for Predicting the Risk of Cancer Recurrence based on MacroH2A Isoforms

Application Date:  July 2, 2009

Status:  Pending Europe, USA, Canada, Australia, South Africa, India, Brazil, Japan, China, Singapore

•

Belgian Volition authored the following patent application covering its total NuQ® assay technology:

NuQ Patent UK1115099.2 and U.S. 61530300: Method for Detecting Nucleosomes

Application Date: September 1, 2011

Status: Pending Europe, USA

•

Belgian Volition authored the following patent application covering its NuQ®-V technology:

NuQ-V Patent UK1115098.4 and U.S. 61530304:  Method for Detecting Nucleosomes containing Histone Variants

Application Date: September 1, 2011

Status: Pending Europe, USA, Canada, Australia, South Africa, India, Brazil, Japan, China, Singapore, Russia, South Korea, Mexico

•

Singapore Volition authored the following patent application covering its NuQ®-X technology:

NuQ-X Patent UK1115095.0 and U.S. 61530295: Method for detecting Nucleosomes containing Nucleotides

Application Date: September 1, 2011

Status: Pending Europe, USA, Canada, Australia, South Africa, India, Brazil, Japan, China, Singapore, Russia, South Korea, Mexico

•

Singapore Volition authored the following patent application covering a NuQ®-A blood test for detecting nucleosome adducts of cancer origin that circulate in the blood of cancer patients.  The patent application covers both the use of these adducts as biomarkers and the methods for their detection.

NuQ-A Patent UK112130.5 and U.S. 61568090: Method for detecting Nucleosome Adducts

Application Date: December 7, 2011

Status: Pending Worldwide

•

Singapore Volition authored the following patent application covering NuQ®-M blood tests for detecting nucleosomes containing modified histones of cancer origin that circulate in the blood of cancer patients.  The patent application covers methods for their detection.

NuQ-M US1770893: Method for detecting Histone Modifications in Nucleosomes

Application Date: February 28th, 2013

Status: Pending Worldwide

•

Singapore Volition was the applicant for and has been assigned the following patent:

US61770922:  Method for Predicting Therapy Efficacy using Nucleosome Structure Biomarkers

Application Date:  February 28th, 2013

Status:  Pending Worldwide

Endometriosis Intellectual Property

•

Singapore Volition authored the following patent application for its endometriosis test:

Endometriosis Diagnostic UK1012662.1:  Method for Detecting the Presence of a Gynaecological Growth

Application Date:  July 28, 2010

Status:  Pending USA, Canada, Australia, Europe

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

The Company is currently engaged in requirements (i) and (ii) for the NuQ®-X test and the NuQ® panel.  Requirements (iii) and (iv) are general requirements that apply to all of the Company’s intended products.  In compliance with the In-Vitro Diagnostic Medical Devices Directive and the CE Marking process, the Company has ensured that all development and validation is carried out in a manner consistent with regulatory approval.  Additionally, the Company has maintained proper records so that its future products can be approved as quickly and simply as possible.  The Company has engaged a regulatory advisor to lead in requirement (iv) for all of its future products.  All of these requirements must be completed prior to the submission of an application for CE Marking.  The Company will submit applications, which will contain a dossier of all relevant analytical, clinical and manufacturing data following retrospective clinical studies which will require a total of approximately six (6) months to complete.  We estimate the cost of obtaining CE Marking will be approximately $500,000 USD per test.  The Company expects that CE Marking for the NuQ®-X test and NuQ® panel products will be applied for in 2014.  Sales of our clinical products can occur in Europe once CE Marking has been granted.

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

•

In-Vitro Diagnostics Market

o

CE Marking (Europe): A pilot NuQ® panel of 3 tests underwent external third party retrospective clinical validations during 2012 which took approximately nine (9) months to complete. A larger NuQ® panel of tests commenced large scale retrospective clinical validations in 2013 which will continue during 2014. Once the retrospective validations are completed, the tests will be submitted for CE Mark approval.  We estimate the cost of obtaining CE Marking will be approximately $500,000 USD.

o

FDA Approval (U.S.):  FDA approval is expected to require longer large scale prospective clinical validation studies and is expected to commence in 2014 and be completed in 2016. When completed, the data will be submitted to the FDA for U.S. market approval.  We estimate the cost of obtaining FDA approval will be approximately $825,000 USD.

The Company completed initial external testing on a variety of cancers in 2012-2013 based on the Company’s NuQ® technology. Cancers were selected by medical need and commercial value and large scale retrospective (CE Mark) and prospective (FDA) clinical validation studies for the  cancers identified as most promising in the 2012 studies commenced in 2013. A rolling pipeline of products for different types of cancers is expected to be produced over the next three (3) to five (5) years.

NuQ®-Endo Endometriosis Test:

•

Research Use Only Market

o

The Company does not intend to bring the NuQ®-Endo test to the RUO market and instead will focus its efforts on bringing it to the IVD market.

•

In-Vitro Diagnostics Market

o

Currently, the NuQ®-Endo test is undergoing hypothesis-testing and clinical proof of concept work.  The Company expects to continue with validations for the NuQ®-Endo test in 2014.  Once the proof of concepts and validations are completed, the Company will then perform a large scale prospective clinical trial which shall take approximately twenty-four (24) months to complete and will cost approximately $250,000 USD.  If the Company is successful in developing a reliable test, we hope to partner with large pharmaceutical companies to bring these tests to the IVD market in Europe and the U.S.  The NuQ®-Endo is too early in its development for the Company to accurately determinate the manufacturing costs and sale price of the test.  The estimated timeframe for its launch into the IVD market has not yet been determined and will depend upon the speed of clinical trials and market approval.

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

o

Point-of-Care Devices:  The Company expects to enter the point-of-care clinical market in Europe in 2016 and in the U.S. in 2017.  The approximate manufacturing costs or sales price per device have not yet been determined.  As of the date of this Report, the Company has not entered into any discussions or negotiations regarding the manufacture or sale of these devices.

o

Disposable Home Use or Doctor’s Office Tests:  The Company intends to contract with a specialist company to adapt the NuQ® tests to the doctor’s office or home use system and to contract with a manufacturer for the production of these tests.  The sale of these tests will initially be for professional use only (doctors) and will likely be released at a later time for non-professional home use.  The approximate manufacturing costs or sales price per test have not yet been determined.  As of the date of this Report, the Company has not entered into any discussions or negotiations with a specialist company or manufacturer.  The Company does not yet have an estimated timeframe for the manufacture or sale of these tests.

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

The Company will use the following methods to generate revenues from its intended products:

•

Direct Sales:  As the Company desires to launch its intended products into both the RUO and IVD markets as quickly as possible, direct sales will be the first path to market the future suite of NuQ® products as well as all of the Company’s other future products when they are first available for sale.  We hope to achieve initial sales through strong existing contacts and a dedicated product website.  As of the date of this Report, the Company has not begun direct sales or entered into any sales agreements for any of its intended products with end users.  The Company hired a Sales and Marketing Director on September 1, 2012, whose remit is the direct sales of the Company’s first research products.

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

•

Distribution Agreements:  Distribution agreements will be used primarily in markets and territories where the Company has no real prospect of obtaining traction alone or where the entry barriers are high. The Company plans to enter into tightly drawn distribution agreements outlining the territory and sectors to be covered.  Control will be maintained by the Company through strict oversight and by centralized production centers that will provide supplies to distributors.  We estimate such distributors will take approximately 30% of the sales prices of any products sold through these channels.  The Company entered into two distribution agreements in September and December 2013 respectively in relation to its RUO products. The Company expects sales of these products to commence in April 2014.

The Company’s future products will require several dynamic and evolving sales models tailored to different worldwide markets, users and products. The Company has decided to focus its sales strategy on the initial RUO market in 2014 and develop a flexible strategy for its future IVD products through the later part of 2014.  We hope to progressively grow to large volumes of tests sold to centralized laboratories and eventually reach the mass diagnostics testing market.  The exact nature of the ideal sales strategy will evolve as the Company continues to develop its intended products and seek entry into the RUO and IVD markets.

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

Competition

We anticipate facing competition primarily from large healthcare, pharmaceutical and diagnostic companies such as Abbott Laboratories Inc., Cepheid Inc., Philips, GE Healthcare, Siemens, Gen-Probe Incorporated, MDxHealth SA, EpiGenomics AG, Roche Diagnostics, Exact Sciences Corporation and Sequenom, Inc. We hope that our future products will have a competitive edge compared to those offered by competitors on the basis that our tests are being developed to be accurate, cost-effective, easy to use, non-invasive, technologically advanced, compatible with ELISA systems, based on strong intellectual property and to be used for mass screenings.

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

On February 29, 2012, Belgian Volition entered into a lease agreement for larger laboratory and office space at 20A Rue de Séminaire, 5000, Namur, Belgium for approximately $5,091 USD (€3,833 EUR) per month commencing April 1, 2012 for a leasing term of two years and eight months. Additionally, Belgian Volition shall pay $1,992 USD (€1,500) EUR per month as a provision against expenses.

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

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB for 2013 and 2012 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter (Jan. 1 – Mar. 31)	Second Quarter (Apr. 1 – Jun. 30)	Third Quarter (Jul. 1 – Sept. 30)	Fourth Quarter (Oct. 1 – Dec. 31)
2013 – High	2.90	3.00	2.22	2.79
2013 – Low	1.31	2.00	0.25	1.25
2012 – High	3.00	3.50	5.00	4.31
2012 – Low	2.25	2.75	3.48	2.76

Record Holders

As at March 28, 2014, an aggregate of 13,307,936 shares of our common stock were issued and outstanding and were owned by approximately 248 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

1.

Quarterly Issuances

On November 25, 2013, the Company sold 437,320 Units to four (4) non-U.S. investors and one (1) U.S. accredited investor at a price of $2.05 per Unit, for an aggregate amount of $896,500 USD with a Unit entitling the holder to one share of common stock of the Company and one warrant to purchase one share of common stock at $2.40 per share, valid for five years.  As part of the same private placement, directors, employees and consultants converted $38,423.15 USD debt due for services on the same terms as the cash subscriptions for 18,743 Units at a price of $2.05 per Unit.  Each Unit entitles the holder to one share of common stock of the Company and one warrant to purchase one share of common stock at $2.40 per share, valid for five years.  The shares issued to the one (1) U.S. Accredited Investor were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. The shares issued to the four (4) non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

On December 31, 2013, the Company sold 29,392 Units to three (3) non-U.S. investors at a price of $2.05 per Unit, for an aggregate amount of $60,250 USD with a Unit entitling the holder to one share of common stock of the Company and one warrant to purchase one share of common stock at $2.40 per share, valid for five years. The shares issued to the three (3) non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

2.

Subsequent Issuances

On or about February 26, 2014, the Company sold 1,500,000 shares of common stock and 1,500,000 warrants to twenty-four (24) non-U.S. investors and twenty-four (24) U.S. accredited investors at a price of $2.00 per share, for an aggregate amount of $3,000,000. Attached to each share was a warrant entitling the holder to purchase one share of common stock at $2.20 per share, valid for five years. The shares issued to the twenty-four (24) U.S. accredited investors were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to “accredited investors” who had access to registration-type information about the Company. The shares issued to the twenty-four (24) non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

On or about February 26, 2014, the Company issued 16,667 shares of common stock to one (1) non-U.S. investor at a price of $2.10 per share to settle $35,000.00 USD debts for services. The shares issued to the one (1) non-U.S. Investor were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

On or about March 25, 2014, the Company issued 12,334 shares of common stock to one (1) non-U.S. investor at a price of $2.10 per share to settle $25,900.00 USD debts for services. The shares issued to the one (1) non-U.S. Investor were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

On or about March 26, 2014, the Company issued 99,178 shares of common stock to twenty-seven (27) U.S. accredited investors under the terms of the Private Placement Memorandum relating to the prior issue of 297,500 shares of common stock on June 10, 2013, for no additional consideration.  The shares issued to the twenty-seven (27) U.S. accredited investors were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to “accredited investors” who had access to registration-type information about the Company.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan (the “Plan”), for the directors, officers, employees and key consultants of the Company.  Pursuant to the Plan, the Company is authorized to issue nine hundred thousand (900,000) restricted shares, $0.001 par value, of the Company’s Common Stock.  Options over 720,000 shares were granted on November 25, 2011. The options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $3 for options vesting in the first year, $4 for options vesting in the second year, and $5 for options vesting in the third year. As of May 15, 2013 and August 15, 2013, options over 20,000 shares and 10,000 shares respectively lapsed following a termination of employment. Options over 30,000 shares were granted on September 01, 2012. The options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $4.31 for options vesting in the first year, $5.31 for options vesting in the second year, and $6.31 for options vesting in the third year. Options over 100,000 shares were granted on December 13, 2012. The options vested on the grant date and expire three years after the vesting date. The exercise price is $3.01 per share. Options over 37,000 shares were granted on March 20, 2013. The options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $2.35 for options vesting in the first year, $3.35 for options vesting in the second year, and $4.35 for options vesting in the third year.  Options over 16,300 shares were granted on September 2, 2013. The options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $2.35 for options vesting in the first year, $3.35 for options vesting in the second year, and $4.35 for options vesting in the third year.

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

Liquidity and Capital Resources

As of December 31, 2013, the Company had cash of $888,704 and other current assets of $116,747.  The Company had current liabilities of $957,274.  This represents a working capital surplus of $48,177. During 2014 to date, the Company has received subscriptions of $3million for 1,500,000 shares of common stock, and 1,500,000 warrants attached to these shares, for an aggregate purchase price of $2.00 per share, in connection with a private placement. The warrants are immediately exercisable for five years at a price of $2.20 per share.

We intend to use our cash reserves to fund further research and development activities. We do not currently have any substantial source of revenues and expect to rely on additional financing.  We are pursuing plans to seek further capital through the sale of additional stock by way of private placement, but there is no assurance that we will be successful in raising further funds.

In the event that additional financing is delayed, the Company will prioritize the maintenance of its research and development personnel and facilities, primarily in Belgium, and the maintenance of its patent rights. However the completion of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market would be delayed. In the event of an ongoing lack of financing, we may be obliged to discontinue operations, which will adversely affect the value of our common stock.

Overview of Operations

Management has identified the specific processes and resources required to achieve the near and medium term objectives of the business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. To date, operations have proceeded satisfactorily in relation to the business plan. However it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near and medium term objectives of the business plan, in particular the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. However, at this point, the most significant risk to the Company is that it will not succeed in obtaining additional financing in the medium term.

Results of Operations

Year Ended December 31, 2013

The following table sets forth the Company’s results of operations for the year ended on December 31, 2013 and the comparative period for the year ended December 31, 2012.

	Year	Year		Percentage
	Ended	Ended	Increase/	Increase/
	December 31, 2013	December 31, 2012	Decrease	Decrease
	($)	($)	($)	(%)
Revenues	-	54,968	(54,968)	-100%

Operating Expenses	(4,575,912)	(4,138,018)	(437,894)	11%
Other Income (Expenses)	865,623	-	865,623	-
Income Taxes	-	-	-	-

Net Loss	(3,710,289)	(4,083,050)	372,761	-9%

Basic and Diluted Loss Per Common Share	(0.34)	(0.44)	(0.10)	-23%

Weighted Average Basic and Diluted Common Shares Outstanding	10,832,369	9,359,934	1,472,435	16%

Revenues

The Company had no revenues from operations in the year ended December 31, 2013, compared to revenues of $54,968 in the comparative period for the year ended December 31, 2012. The Company’s operations are in the development stage.

Operating Expenses

For the year ended December 31, 2013, the Company’s operating expenses increased by $437,894, or 11%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, impairment of patents, professional fees, and other general and administrative expenses.  Salaries and office administrative fees were materially unchanged. Research and development expenses decreased by $269,377, due principally to a reduction of $383,291 in share option expense offset by an increase of $120,828 in net payroll costs, the latter primarily reflecting an increase in headcount. Impairment of patents was $350,000 (2012 $Nil) due to discovery of an earlier filed patent similar to one licensed by the Company. Professional fees increased by $371,256 due to additional fees for public relations and investor relations services to raise the profile of the company. General and administrative expenses decreased by $14,031 due to a reduction in fundraising services expense.

Other Income

For the year ended December 31, 2013, the Company recorded other income of $865,623, representing grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay. There were no grant funds that met these criteria in respect of the year ended December 31, 2012.

Net Loss

For the year ended December 31, 2013, our net loss was $3,710,289, a decrease of $372,761 or 9% over the comparative period for the year ended December 31, 2012. The change is a result of the changes described above.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VolitionRX Limited.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of VolitionRX Limited as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended and for the period from inception on August 5, 2010, through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VolitionRX Limited as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the period from inception on August 5, 2010, through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated losses of $11,295,922 and negative cash flows from operations as of December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 27, 2014

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2013 $	December 31, 2012 $

ASSETS

Cash	888,704	376,421
Prepaid expenses – related party	-	250,833
Prepaid expenses	82,135	28,520
Other current assets	34,612	39,368

Total Current Assets	1,005,451	695,142

Property and equipment, net	63,265	91,386
Intangible assets, net	1,002,043	1,430,238

Total Assets	2,070,759	2,216,766

LIABILITIES

Accounts payable and accrued liabilities	518,086	481,395
Management and directors’ fees payable	222,294	213,515
Note payable – related party	-	52,860
Deferred grant income	216,894	-

Total Current Liabilities	957,274	747,770

Grant repayable	432,811	635,201

Total Liabilities	1,390,085	1,382,971

STOCKHOLDERS’ EQUITY
Preferred Stock Authorized: 1,000,000 shares, at $0.001 par value Issued and outstanding: Nil shares and Nil respectively	-	-
Common Stock
Authorized: 100,000,000 shares, at $0.001 par value
Issued and outstanding: 11,679,757 shares and 10,191,562 respectively	11,680	10,192
Additional paid-in capital	12,024,711	8,443,512
Accumulated other comprehensive loss	(59,795)	(34,276)
Deficit accumulated during the development stage	(11,295,922)	(7,585,633)

Total Stockholders’ Equity	680,674	833,795

Total Liabilities and Stockholders’ Equity	2,070,759	2,216,766

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

	For the year ended December 31, 2013 $	For the year ended December 31, 2012 $	For the period from August 5, 2010 (Date of Inception) to December 31, 2013 $

Revenue	-	54,968	54,968

Expenses

General and administrative	434,006	448,037	1,149,228
Professional fees	621,722	250,466	1,636,554
Salaries and office administrative fees	666,419	666,373	2,110,594
Research and development	2,503,765	2,773,142	6,970,137
Impairment of patents	350,000	-	350,000

Total Operating Expenses	4,575,912	4,138,018	12,216,513

Net Operating Loss	(4,575,912)	(4,083,050)	(12,161,545)

Other Income – Grants received	865,623	-	865,623
Provision for income taxes	-	-	-
Net Loss	(3,710,289)	(4,083,050)	(11,295,922)

Other Comprehensive Loss

Foreign currency translation adjustments	(25,519)	(38,914)	(59,795)
Total Other Comprehensive Loss	(25,519)	(38,914)	(59,795)

Net Comprehensive Loss	(3,735,808)	(4,121,964)	(11,355,717)

Net Loss per Share – Basic and Diluted	(0.34)	(0.44)

Weighted Average Shares Outstanding – Basic and Diluted	10,832,369	9,359,934

 (The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from August 5, 2010 (Date of Inception) to December 31, 2013
	$	$	$

Operating Activities

Net loss	(3,710,289)	(4,083,050)	(11,295,922)

Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	146,396	135,743	421,858
Impairment of intangible asset	350,000	–	350,000
Stock based compensation	282,012	858,413	1,547,461
Common stock and warrants issued to settle liabilities
for services	472,425	432,013	1,702,080
Amortization of stock issued in advance of services	250,833	70,000	350,000
Non-operating income – grants received	(865,623)	–	–

Changes in operating assets and liabilities:
Prepaid expenses	(50,621)	(25,549)	(76,170)
Other current assets	5,964	(7,807)	(717)
Accounts payable and accrued liabilities	34,697	305,655	637,406

Net Cash Used In Operating Activities	(3,084,206)	(2,314,582)	(7,229,627)

Investing Activities

Purchases of property and equipment	(714)	(90,685)	(126,264)

Net Cash Used in Investing Activities	(714)	(90,685)	(126,264)

Financing Activities

Proceeds from issuance of common shares	2,828,250	2,576,375	7,267,854
Grants received	819,575	–	1,495,921
Proceeds from note payable	–	–	59,942
Repayment of notes payable	(54,396)	(102,560)	(546,393)
Cash acquired through reverse merger	–	–	100

Net Cash Provided By Financing Activities	3,593,429	2,473,815	8,277,424

Effect of foreign exchange on cash	3,774	(40,019)	(32,829)

Increase in Cash	512,283	28,529	888,704

Cash – Beginning of Period	376,421	347,892	–

Cash – End of Period	888,704	376,421	888,704

(The accompanying notes are an integral part of these consolidated financial statements)

Supplemental Disclosures of Cash Flow Information

Interest paid	–	–	–
Income tax paid	–	–	–

Non Cash Financing Activities::

Acquisition of subsidiary for debt	–	–	1,000,000
Common stock issued for debt	–	–	1,169,943

 (The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

Period from August 5, 2010 (Date of inception) to December 31, 2013

(Expressed in US dollars)

	Common Stock		Additional Paid-in Capital $	Share Subscriptions Received $	Other Comprehensive Income/(Loss) $	Deficit Accumulated During the Development Stage $	Total $
	Shares	Amount ($)
Balance, August 5, 2010 (Date of inception)	-	-	-	-	-	-	-
Issuance of founders’ shares	1	-	-	-	-	-	-
Common stock issued for cash	2,333,720	2,334	1,787,104	-	-	-	1,789,438
Common stock issued for services	4,105,045	4,105	793,537	-	-	-	797,642
Common stock issued in advance of services	350,000	350	349,650	-	-	-	350,000
Recapitalization pursuant to reverse merger	1,212,000	1,212	(2,162)	-	-	-	(950)
Stock issued to settle debt	644,886	645	1,169,298	-	-	-	1,169,943
Relative fair value of warrants attached to common stock issued	-	-	73,791	-	-	-	73,791
Employee stock options granted for services	-	-	16,507	-	-	-	16,507
Warrants granted for services	-	-	390,529	-	-	-	390,529
Other comprehensive income	-	-	-	-	4,638	-	4,638
Net loss for the year	-	-	-	-	-	(3,502,583)	(3,502,583)
Balance, December 31, 2011	8,645,652	8,646	4,578,254	-	4,638	(3,502,583)	1,088,955

Common stock issued for cash	1,427,604	1,428	2,574,947	-	-	-	2,576,375
Common stock issued for services	118,306	118	206,910	-	-	-	207,028
Employee stock options granted for services	-	-	858,413	-	-	-	858,413
Warrants granted for services	-	-	224,988	-	-	-	224,988
Other comprehensive loss	-	-	-	-	(38,914)	-	(38,914)
Net loss for the year	-	-	-	-	-	(4,083,050)	(4,083,050)
Balance, December 31, 2012	10,191,562	10,192	8,443,512	-	(34,276)	(7,585,633)	833,795

 (The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Continued)

Period from August 5, 2010 (Date of inception) to December 31, 2013

(Expressed in US dollars)

	Common Stock		Additional Paid-in Capital $	Share Subscriptions Received $	Other Comprehensive Income/(Loss) $	Deficit Accumulated During the Development Stage $	Total $
	Shares	Amount ($)
Balance, December 31, 2012	10,191,562	10,192	8,443,512	-	(34,276)	(7,585,633)	833,795
Common stock issued for cash	1,432,712	1,433	2,826,817	-	-	-	2,828,250
Common stock issued for debt	40,483	40	84,967	-	-	-	85,007
Common stock issued for services	15,000	15	30,735	-	-	-	30,750
Employee stock options granted for services	-	-	282,012	-	-	-	282,012
Warrants granted for services	-	-	356,668	-	-	-	356,668
Other comprehensive loss	-	-	-	-	(25,519)	-	(25,519)
Net loss for the year	-	-	-	-	-	(3,710,289)	(3,710,289)
Balance, December 31, 2013	11,679,757	11,680	12,024,711	-	(59,795)	(11,295,922)	680,674

 (The accompanying notes are an integral part of these consolidated financial statements)

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

The Company’s principal business objective through its subsidiaries is to develop and bring to market  a cancer detection blood test. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, “Development Stage Entities.” The Company has one wholly-owned subsidiary, Singapore Volition Pte Ltd., which it acquired through a share exchange entered into on October 6, 2011. Singapore Volition Pte Ltd. has two wholly owned subsidiaries, Belgian Volition SA, which it acquired as of September 22, 2010 ,and Hypergenomics Pte Ltd., which it formed as of March 7, 2011. Following the acquisition of Singapore Volition Pte Ltd. the Company’s fiscal year end was changed from August 31 to December 31. The financial statements are prepared on a consolidated basis.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $11,295,922, has negative cash flows from operations, and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2013 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2013 and December 31, 2012, the Company had $888,704 and $376,421, respectively in cash and cash equivalents.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of December 31, 2013, 529,069 dilutive warrants and 1,381,789 potentially dilutive warrants and options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

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

Note 3 - Summary of Significant Accounting Policies (Continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. During the year ended December 31, 2013, the Company issued warrants for services at fair market value of $632,779, and options under the 2011 Equity Incentive Plan at fair market value of $115,626. The Company also issued shares of common stock for services at fair market value of $30,750.

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

Comprehensive Loss

ASC 220, Comprehensive Loss, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013, the Company had $59,795 of accumulated other comprehensive loss relating to foreign currency translation.

Property and Equipment

Property and equipment is stated at cost and is amortized on a straight-line basis, at the following rates:

Computer Hardware	3 years
Laboratory Equipment	5 years
Office Furniture and Equipment	5 years
Intangible Assets	13 years and 20 years

Revenue Recognition

The Company recognizes revenue when all of the following have occurred (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. The Company had no revenue during the year ended December 31, 2013. The Company recognized $54,968 during the year ended December 31, 2012 for services provided in the preparation of HyperGenomics libraries.

Research and Development

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred research and development expenses of $2,503,765 and $2,773,142 during the years ended December 31, 2013 and 2012, respectively.

Note 3 - Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. The Company recognized impairment losses of $350,000 in respect of intangible assets during the year ended December 31, 2013. No impairment losses were recognized during the year ended December 31, 2012.

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

Grants received

The Company receives funding from public bodies for a proportion of the costs of specific projects. Funds are received in line with claims submitted for agreed expenditure. The Company recognizes grant income once claims submitted are approved and funds are received. General working capital funding received at the commencement of a project is treated as deferred income until it has been utilized for expenditure claimed. Funding received that is repayable is shown as a liability.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2013 and 2012:

			December 31,
			2012
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	54,404	28,093	26,311
Laboratory equipment	63,866	13,430	50,436
Office furniture and equipment	18,500	3,861	14,639

	136,770	45,384	91,386

			December 31,
			2013
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	56,672	45,437	11,235
Laboratory equipment	67,272	26,636	40,635
Office furniture and equipment	19,271	7,877	11,395

	143,215	79,950	63,265

During the years ended December 31, 2013 and 2012, the Company recognized $31,517 and $23,688 in depreciation expense respectively.

Note 5 - Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents. The patents are being amortized over their remaining lives, which are 10 years and 17 years.

			December 31,
			2012
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,666,346	236,108	1,430,238

	1,666,346	236,108	1,430,238

			December 31,
			2013
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,314,559	312,516	1,002,043

	1,314,559	312,516	1,002,043

During the year ended December 31, 2013 and 2012, the Company recognized $114,879 and $112,056 in amortization expense respectively. During the year ended December 31, 2013 the Company also recognized impairment losses of $350,000. No impairment losses were recognized during the year ended December 31, 2012.

Note 5 - Intangible Assets (continued)

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 13 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2014	$98,158
2015	$98,158
2016	$98,158
2017	$98,158
2018	$98,158

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2013. The result of this review confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2013.

Note 6 - Related Party Transactions

The Company contracts with a related party to rent office space, hire office support staff, and receive various consultancy services.  See Note 11 for obligations under the contract.

Note 7 – Amendment of Authorised Stock

As of September 19, 2013, the number of authorized shares of common stock was reduced from 200,000,000 shares to 100,000,000 shares at $0.001 par value, and the issuance of 1,000,000 shares of preferred stock at $0.001 par value was authorized.

Note 8 - Common Stock

On March 25, 2013, the Company issued 235,500 shares of common stock for a total of $471,000 in cash, and 9,292 shares of common stock to consultants and directors to settle liabilities for services valued at $18,583, at a price of $2.00 per share.

On May 1, 2013, the Company issued 208,000 shares of common stock for a total of $416,000 in cash.

On June 10, 2013, the Company issued 297,500 shares of common stock for a total of $534,500 at a price of $2.00 per share. The amount received was net of $60,500 fees and expenses to an agent. Remuneration to the agent also included 29,750 warrants, immediately exercisable for a period of five years at a price of $2.00 per share. The warrants were valued at $71,918, using the Black-Scholes Option Pricing model using the following assumptions: Five-year term, $2.43 stock price, $2.00 exercise price, 246% volatility, 1.13% risk free rate.

On August 7, 2013, the Company issued 225,000 shares of common stock for a total of $450,000 in cash at a price of $2.00 per share. Attached to these share issuances were 45,000 warrants, immediately exercisable for a period of three years at a price of $2.40 per share.  The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions:  Three year term, $2.17 stock price, $2.40 exercise price, 244% volatility, 0.61% risk free rate. The Company has allocated $72,721 of the total $450,000 in proceeds to the value of the warrants.

During August 2013, the Company issued 12,448 shares of common stock to consultants and directors to settle liabilities for services valued at $28,000, at a price of $2.25 per share. The Company also issued 15,000 shares of common stock to consultants for services valued at $30,750, at a price of $2.05 per share, which represented fair market value at the date the services were agreed.

On November 25, 2013, the Company issued 437,320 shares of common stock for a total of $896,500 in cash, and 18,743 shares of common stock to consultants and directors to settle liabilities for services valued at $38,423, at a price of $2.05 per share. Attached to these share issuances were 456,063 warrants, immediately exercisable for a period of five years at $2.40 per share. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions: Five year term, $1.90 stock price, $2.40 exercise price, 241% volatility, 1.37% risk free rate. The Company has allocated $466,228 of the total $934,923 in proceeds to the value of the warrants.

On December 31, 2013, the Company issued 29,392 shares of common stock for a total of $60,250 in cash at a price of $2.05 per share. Attached to these share issuances were 29,392 warrants, immediately exercisable for a period of five years at $2.40 per share. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions: Five year term, $2.48 stock price, $2.40 exercise price, 239% volatility, 1.75% risk free rate. The Company has allocated $30,019 of the total $60,250 in proceeds to the value of the warrants.

Note 8 - Common Stock (Continued)

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

Note 9 – Warrants and Options

a)

Warrants

On March 20, 2013, the Company issued 200,000 warrants to a consultant for services at an exercise price of $2.47, expiring three years after vesting. 25,000 warrants vested immediately, and the vesting of the remaining 175,000 warrants is contingent upon the achievement of specific milestones. The 25,000 warrants that vested immediately were valued at $57,046 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $2.35 stock price, $2.47 exercise price, 253% volatility, 0.38% risk free rate. The Company carried out a remeasurement of the valuation of the unvested warrants as at December 31, 2013, in accordance with ASC 505. The Company estimated that vesting of the unvested warrants will take place over the three years to December 31, 2016. The unvested warrants were remeasured at $417,625 using the Black-Scholes Option Pricing model using the following assumptions: Three-year term, $2.48 stock price, $2.47 exercise price, 239% volatility, 0.78% risk free rate. As of December 31, 2013, $198,560 of the $474,671 value of vested and unvested warrants has been expensed.

On June 10, 2013, the Company issued 29,750 warrants to an agent as part remuneration in respect of the issuance of 297,500 shares for net proceeds of $534,500. The Company has valued the warrants at $71,918. The warrants are exercisable immediately for five years at an exercise price of $2.00 per share.

On August 7, 2013, the Company issued 45,000 warrants attached to the issuance of 225,000 shares for cash totaling $450,000. The Company has allocated $72,721 of the proceeds to the value of the warrants.  The warrants are exercisable immediately for three years at an exercise price of $2.40.

On November 25, 2013, the Company issued 456,063 warrants attached to the issuance of 437,320 shares for cash totaling $896,500, and the issuance of 18,743 shares to settle liabilities for services valued at $38,423. The Company has allocated $466,228 of the proceeds to the value of the warrants.  The warrants are exercisable immediately for five years at an exercise price of $2.40.

On December 31, 2013, the Company issued 29,392 warrants attached to the issuance of 29,392 shares for cash totaling $60,250. The Company has allocated $30,019 of the proceeds to the value of the warrants.  The warrants are exercisable immediately for five years at an exercise price of $2.40.

On December 31, 2013, the Company issued 35,000 warrants to a consultant for services at an exercise price of $2.40, exercisable immediately for five years. The warrants were valued at $86,190 using the Black-Scholes Option Pricing model using the following assumptions: Five year term, $2.48 stock price, $2.40 exercise price, 239% volatility, 1.75% risk free rate.

Note 9 – Warrants and Options (continued)

During the year ended December 31, 2012, the Company issued 50,000 warrants for investor relations services rendered to the Company. The warrants were exercisable immediately for three years at an exercise price of $3.25. The warrants were valued at $145,431 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $3.00 stock price, $3.25 exercise price, 251% volatility, 0.32% risk free rate. These warrants were cancelled by mutual agreement for no consideration during the year ended December 31, 2013.

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

Below is a table summarizing the warrants issued and outstanding as of December 31, 2013.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
03/20/13	200,000	2.47	3	03/20/16	494,000
				-12/20/19
06/10/13	29,750	2.00	5	06/10/18	59,500
08/07/13	45,000	2.40	3	08/07/16	108,000
11/25/13	456,063	2.40	5	11/25/18	1,094,551
12/31/13	64,392	2.40	5	11/25/18	154,541
12/31/13	1,915,949	1.74	4.5	–	3,364,344

b)

Options

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

Note 9 – Warrants and Options (continued)

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

a)

37,000 options granted March 20, 2013 –expected term 3 years, $2.35 stock price, $2.35-$4.35 exercise prices, 253% volatility, 0.38% risk free rate.

b)

16,300 options granted September 2, 2013 –expected term 3 years, $2.03 stock price, $2.35-$4.35 exercise prices, 242% volatility, 0.79% risk free rate.

During the year ended December 31, 2013, 30,000 options expired following termination of employment.

Below is a table summarizing the options issued and outstanding as of December 31, 2013.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
11/25/11	690,000	3.00-5.00	3	05/25/15-11/25/17	2,760,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3	09/20/16-03/20/19	123,950
09/02/13	16,300	2.35-4.35	3	03/02/14-09/02/16	54,605
12/31/13	873,300	3.89	3	–	3,398,855

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $148,000 and is expected to be recognized over a period of three years.

Note 10 - Income Taxes

The Company has estimated net operating losses for the years ended December 31, 2013 and 2012 of $3,478,175 and $2,999,658, respectively, available to offset taxable income in future years.

The Company is subject to Singapore income taxes at a rate of 17 percent, Belgium income taxes at a rate of 34 percent, and US taxes at a rate of 34 percent, for a weighted average of 30 and 29 percent, respectively. The reconciliation of the provision for income taxes at the weighted average rate compared to the Company’s income tax expense as reported is as follows:

	2013 $	2012 $

Net loss	(3,710,289)	(4,083,053)
Tax adjustments	253,944	1,083,395
	(3,456,345)	(2,999,658)

Tax rate	30%	29%

Income tax recovery at statutory rate	(1,044,766)	(873,550)

Valuation allowance	1,044,766	873,550

Provision for income taxes	–	–

Note 10 - Income Taxes (continued)

The significant components of deferred income taxes and assets as at December 31, 2013 are as follows:

	2013 $	2012 $

Net operating losses carried forward	2,466,484	1,583,092

Valuation allowance	(2,466,484)	(1,583,092)

Net deferred income tax asset	–	–

Note 11 – Commitments and Contingencies

a)

Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,442,704 (€1,048,020) to help fund the research endeavors of the Company in the area of colorectal cancer.  The Company had received $1,298,434 (€943,218) in respect of approved expenditures as of December 31, 2013. Under the terms of the agreement, the Company is due to repay $432,811 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $865,623 (€628,812) to other income as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $432,811 (€314,406) and the 6 percent royalty on revenue, is twice the amount of funding received.

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

c)

Leases

The Company leases premises and facilities under operating leases with terms ranging from 12 months to 32 months. The annual non-cancelable operating lease payments on these leases are as follows:

2014		$88,203
2015		$2,593
Thereafter	$	Nil

d)

Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement is for a period of two years commencing June 1, 2012, and the total payments to be made by the Company in accordance with the agreement are $536,874 (€390,000).

e)

Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position

Note 12 - Subsequent Events

On February 26, 2014, the Company issued 1,500,000 shares of common stock for a total of $3,000,000 at a price of $2.00 per share. Attached to these share issuances were 1,500,000 warrants, immediately exercisable for a period of five years at $2.20 per share. The warrants were valued using the Black-Scholes Option Pricing model using the following assumptions: Five year term, $2.68 stock price, $2.20 exercise price, 239% volatility, 1.50% risk free rate. The Company has allocated $1,495,012 of the total $3,000,000 in proceeds to the value of the warrants. Fees and expenses to agents in respect of these issuances were $183,086 in cash, 16,667 shares of common stock, and 30,975 warrants, exercisable on the same terms as the foregoing warrants issued for cash subscriptions. The agent warrants were valued at $81,864 on the same basis as above.

On March 26, 2014, the Company issued 99,178 shares of common stock to the subscribers for the 297,500 shares of common stock issued on June 10, 2013 (see Note 8). These additional shares were issued for no additional consideration under the terms of the Private Placement Memorandum because certain subsequent fundraising targets had not been met.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in accountants during the years ended December 31, 2013 and December 31, 2012.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The Company

The following table sets forth the names and ages of the Company’s directors and executive officers as of December 31, 2013.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with the Company	Officer/Director Since
Cameron Reynolds	42	President	October 6, 2011
		Chief Executive Officer	October 6, 2011
		Director	October 6, 2011
Malcolm Lewin	62	Chief Financial Officer	October 6, 2011
		Treasurer	October 6, 2011
Rodney Gerard Rootsaert	42	Secretary	October 6, 2011
Jason Terrell MD	33	Chief Medical Officer Head of US Operations	March 20, 2013
Dr. Martin Faulkes	69	Director	October 6, 2011
Guy Archibald Innes	57	Director	October 6, 2011
Dr. Alan Colman	65	Director	October 6, 2011

Singapore Volition

The following table sets forth the names and ages of Singapore Volition’s directors and executive officers as of December 31, 2013.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with Singapore Volition	Officer/Director Since
Cameron Reynolds	42	Chief Executive Officer	August 5, 2010
		Director	August 5, 2010
Malcolm Lewin	62	Chief Financial Officer	July 15, 2011
Rodney Gerard Rootsaert	42	Administration and Legal Officer	August 6, 2010
Dr. Martin Faulkes	69	Director	August 18, 2010
		Executive Chairman	March 22, 2011
Guy Archibald Innes	57	Director	August 18, 2010
Dr. Alan Colman	65	Director	April 1, 2011

Belgian Volition

The following table sets forth the names and ages of Belgian Volition’s directors and executive officers as of December 31, 2013.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with the Belgian Volition	Officer/Director Since
Cameron Reynolds	42	Director Managing Director	October 27, 2010 January 18, 2012
Rodney Gerard Rootsaert	42	Secretary	October 4, 2010
		Director	October 4, 2010
Dr. Martin Faulkes	69	Director	August 10, 2011
Dr. Jacob Micallef	57	Director	August 10, 2011
Malcolm Lewin	62	Director	August 10, 2011

HyperGenomics Pte Limited

The following table sets forth the names and ages of HyperGenomics Pte Limited’s directors and executive officers as of December 31, 2013.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with HyperGenomics Pte Limited	Officer/Director Since
Cameron Reynolds	42	Chief Executive Officer	March 7, 2011
		Director	March 7, 2011
Sarah Lee Hwee Hoon	38	Secretary	March 7, 2011
		Director	March 7, 2011

Science Executives

The following table sets forth the names and ages of our Scientific Officers as of December 31, 2013:

Name	Age	Position	Officer Since
Dr. Jacob Micallef	57	Chief Scientific Officer, Belgian Volition	October 11, 2010
Dr. Mark Eccleston	42	Chief Scientific Officer, HyperGenomics Pte Limited	March 7, 2011

Scientific Advisory Board

The following table sets forth the names and ages of the Scientific Advisory Board Members of Singapore Volition as of December 31, 2013:

Name	Age	Position with Singapore Volition	Advisory Board Member Since
Dr. Alan Colman	65	Chairman of Scientific Advisory Board	April 5, 2011
Dr. Robert Weinzierl	51	Scientific Advisory Board Member	April 5, 2011
Dr. Andreas Ladurner	42	Scientific Advisory Board Member	April 5, 2011
Dr. Habib Skaff	36	Scientific Advisory Board Member	April 4, 2011

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

Our subsidiary, Singapore Volition, has two full-time employees: Charlotte Reynolds, Communications Manager, who is responsible for all communications, such as the Company’s website and news releases, as well as the Company’s branding and visual communications; and Tom Bygott, who is responsible for Sales and Marketing, including the direct sale of the Company’s first research products, and bioinformatics.  Singapore Volition has no part-time employees.

Our subsidiary, Belgian Volition, has five full-time employees and one part time employee: laboratory technicians comprising Dr. Marielle Herzog, Muriel Chapelier, Katty Scoubeau, Gaëlle Cuvelier and Eleonore Josseaux are full-time employees; and Maria Dolores Fernandez, who provides administrative services, is a part-time employee.

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

RODNEY GERARD ROOTSAERT.  Rodney Rootsaert has over six years of experience in providing corporate, legal and administrative services to start-up companies through Mining House Ltd., of which Mr. Rootsaert has been a director since 2007.  From 2007 until 2011, Mr. Rootsaert has served as corporate secretary for several junior mining companies. He was the corporate secretary for Magellan Copper and Gold Plc., from 2007 until 2011, where his duties included maintaining and preparing company documents, accounts and contracts.  He also served as corporate secretary for Delta Pacific Mining Plc., from 2007 until present, where he was responsible for ensuring compliance with all relevant statutory and regulatory requirements.  Prior to the Share Exchange Agreement, Mr. Rootsaert served as Administration and Legal Officer of Singapore Volition since August 6, 2010.  Due to Mr. Rootsaert’s legal background and prior roles as a corporate secretary for small public companies, the Board of Directors believed that he would be a valuable addition to the Company.

JASON TERRELL MD. Dr Terrell has a strong grounding in both medicine and more specifically in diagnostics. He currently owns and operates multiple diagnostic laboratories in Texas within the Any Lab Test Now franchise, a direct access lab testing company, and has also serves as a National Franchise Corporate Medical Director for Any Lab Test Now, giving him oversight of over 70 franchises in 14 states. Since 2011, he has been Medical Director of CDEX Inc, a US listed company developing drug validation technology, serving on the Board since 2013. Dr Terrell was educated at Hardin-Simmons University (Biochemistry), where he graduated Summa cum Laude, receiving the Holland Medal of Honor as the top graduate in the School of Science and Mathematics. He then attended the University of Texas at Houston Medical School and affiliate MD Anderson Cancer Center (Doctor of Medicine). He undertook his General Medicine Internship, and Anatomic and Clinical Pathology residency at Texas Tech University Health Sciences Center. Dr Terrell holds medical licenses in 14 states across the USA.

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

DR. JACOB MICALLEF.  Dr. Jacob Micallef has 20 years of experience in research and development and in the management of early stage biotechnical companies, including the manufacture of biotechnology products and the establishment of manufacturing operations. Dr. Micallef gained this experience while working for the World Health Organization (“WHO”) over a 10-year period from 1985. While working for the WHO, Dr. Micallef developed new diagnostic products in the areas of reproductive health and cancer. In 1990 he commenced development of a new diagnostic technology platform for WHO which was launched in 1992 and supported 13 tests. Dr. Micallef also initiated and implemented in-house manufacture (previously outsourced to Abbott Diagnostics Inc) and world-wide distribution of these products for WHO. In 1990, he started a “not-for-profit” WHO company, Immunometrics Ltd., which marketed and distributed those diagnostic products worldwide.  In 1999 Dr. Micallef studied for an MBA and went on to co-found Gene Expression Technologies in 2001 where he successfully led the development of the chemistry of the GeneICE technology and implemented the manufacture of GeneICE molecules. He also played a major role in business development and procured a GeneICE contract with Bayer Pharmaceuticals.  From 2004 to 2007, he taught "science and enterprise" to science research workers from four universities at CASS Business School before joining Cronos Therapeutics in 2004. In 2006 Cronos was listed in the UK on AIM, becoming ValiRX. Dr. Micallef continued to work as Technical Officer for ValiRX, where he in-licensed the Hypergenomics and Nucleosomics technologies and co-founded ValiBio SA., which is now Belgian Volition SA, a subsidiary of Singapore Volition.  Prior to the Share Exchange Agreement, Dr. Micallef served as a Science Executive Officer of Belgian Volition since October 11, 2010 but was not otherwise involved with Singapore Volition.  The Board of Directors believed that Dr. Micallef’s prior work with Belgian Volition in the development of diagnostic products would continue to be an asset to the Company in his role as Chief Scientific Officer of the Company’s subsidiary, Belgian Volition.

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

CHARLOTTE REYNOLDS. After graduating from the University of Edinburgh in 2007 with a Bachelor of Laws with joint honors in Law and Politics, Mrs. Reynolds undertook internships at two public affairs/lobbying agencies in London: AS Biss (Now M:Communications) and Bell Pottinger Public Affairs; where her responsibilities included the preparation of briefing notes for clients on a range of topics, media and political monitoring, and stakeholder identification and mapping. From 2008 until 2009 she was an Account Executive at PR consultancy Kysen PR, during which time she completed a Diploma in Marketing with the Chartered Institute of Marketing. At Kysen, her key responsibilities included achieving editorial placement for clients in national, trade and broadcast publications, as well as preparing press releases and arranging journalist briefings. In 2010, Mrs. Reynolds worked as a Public Relations Executive for the international law firm White & Case LLP, where she was responsible for the Firm's European PR program, working with both the UK press and English -speaking press throughout the EMEA region, managing day-to-day press enquiries as well as generating press coverage via press releases and thought-leadership interviews and articles. Mrs. Reynolds joined Singapore Volition at the end of 2010.

TOM BYGOTT. Tom Bygott started his career in November 1994 with the Australian electronics company AWA as a business analyst conducting reviews of their Traffic division and electronics factory.  Mr. Bygott later became a Marketing Executive for AWA’s Aerospace division selling and marketing electronic equipment in the air traffic industry until May 1997.  In July 1998, Mr. Bygott joined Geneva Technology in the UK, a Cambridge start-up company that developed billing software for telecommunications providers. Mr. Bygott was responsible for the market positioning, collateral, messages, strategy, competitive positioning and pricing of Geneva until March 2001, when Geneva was acquired by Convergys. Following Convergys' acquisition of Geneva, Mr. Bygott was Product Marketing Manager for Europe at Convergys until September 2004.  In September 2004, Mr. Bygott began his studies at Corpus Christi College in Cambridge and in 2005 was awarded an MPhil in computational biology before joining the Wellcome Trust Sanger Institute in June 2005, first as a bioinformatician specializing in genome assembly and then as Project Manager for a re-sequencing project for malaria parasites.  In May 2008, he left the Sanger Institute and joined Active Motif, a leading supplier of epigenetics research kits, where he was the Sales and Marketing Manager, Europe for their TimeLogic division, and was responsible for selling specialized hardware to accelerate bioinformatics algorithms at research institutes, biotech companies and universities throughout Europe. Mr. Bygott left Active Motif in January 2011.  From 2009 until the present, Mr. Bygott has sat as a Cabinet member for IT and Communications, where he has led a series of technology improvements for a UK local authority, the South Cambridgeshire District Council.  From July 2012 to the present, Mr. Bygott has also been a member of the Board of Governors of Cambridge University Hospitals NHS Trust, which operates Addenbrooke’s Hospital in Cambridge.  Mr. Bygott joined Singapore Volition in September 2012, but was not otherwise involved with Singapore Volition prior to the Share Exchange Agreement.

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

ELEONORE JOSSEAUX. Eleonore Josseaux graduated from Paris VII University with a Master in Genetics. During her course she did training in research laboratories in France, the USA and Sweden. In 2007, she joined the laboratory of Cancer Epigenetics of Dr F Fuks at the Faculty of Medicine in the Free University of Brussels, where she worked on various projects based on the study of epigenetics modifications (methylated DNA, post-translational histone modifications) and epigenetics enzymes in different cellular contexts. Eleonore joined Belgian Volition in January 2013, but was not otherwise involved with Singapore Volition prior to the Share Exchange Agreement.

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

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the  independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee shall at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to the executive officers of the Company, Singapore Volition and its subsidiaries for the fiscal years ended December 31, 2013 and 2012.  Unless otherwise specified, the term of each executive officer is that as set forth under that section of Item 10 Directors and Executive Officers entitled, “Term of Office”.

Name and Principal Position	Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cameron Reynolds(2) President, CEO and Director of the Company; CEO and Director of Singapore Volition; Managing Director of Belgian Volition; and CEO and Director of Hypergenomics Pte Limited	2012	-0-	-0-	-0-	86,540	-0-	-0-	132,000	218,540
	2013	-0-	-0-	-0-	31,314	-0-	-0-	132,000	163,314
Dr Jacob Micallef(3)	2012	-0-	-0-	-0-	239,540	-0-	-0-	104,266	343,806
Chief Scientific Officer and Director of Belgian Volition	2013	-0-	-0-	-0-	31,314	-0-	-0-	102,470	133,784
Dr Mark Eccleston(4)	2012	-0-	-0-	-0-	239,540	-0-	-0-	105,042	344,582
Chief Scientific Officer of Hypergenomics Pte Limited	2013	-0-	-0-	-0-	31,314	-0-	-0-	100,457	131,771
Malcolm Lewin(5) CFO and Treasurer of the Company, CFO of Singapore Volition and Director of Belgian Volition	2012	-0-	-0-	-0-	43,270	-0-	-0-	69,000	112,270
	2013	-0-	-0-	-0-	15,658	-0-	-0-	78,000	93,658
Rodney Gerard Rootsaert (6) Secretary of the Company, Administration and Legal Officer of Singapore Volition and Secretary and Director of Belgian Volition	2012	-0-	-0-	-0-	43,270	-0-	-0-	85,800	129,070
	2013	-0-	-0-	-0-	15,658	-0-	-0-	85,600	101,258
Jason Terrell (7) Chief Medical Officer and Head of US Operations	2012 2013	-0- -0-	-0- -0-	-0- -0-	-0- 198,560	-0- -0-	-0- -0-	-0- -0-	-0- 198,560

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

Cameron Reynolds receives compensation pursuant to an agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds (see the following paragraph regarding Mr. Reynolds’ Employment Agreement with PB Commodities).  For the years ended December 31, 2013 and 2012, PB Commodities received $132,000 USD and $132,000 USD, respectively, from Singapore Volition for the services of Mr. Reynolds, pursuant to the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Cameron Reynolds receives compensation from PB Commodities, as described in the previous paragraph, pursuant to an Employment Agreement (the “Employment Agreement”) dated September 4, 2010, in exchange for serving as an executive officer of PB Commodities and performing consulting services on its behalf.  The term of the Employment Agreement is twelve (12) months, which shall be automatically extended for additional terms of twelve (12) months.  Under the Employment Agreement, Mr. Reynolds only performs consulting services to Singapore Volition (see previous paragraph).  In exchange for these services, Mr. Reynolds shall receive $8,000 USD per month from PB Commodities.  For the years ended December 31, 2013 and 2012, Mr. Reynolds received $132,000 USD and $132,000 USD, respectively, pursuant to the Employment Agreement.  Mr. Reynolds also receives a housing allowance of $3,000 USD per month, which commenced on July 1, 2011.  For the years ended December 31, 2013 and 2012, Mr. Reynolds received $36,000 USD and $36,000 USD, respectively, as a housing allowance which is included in the figures of $132,000 USD and $132,000 USD as compensation received by Mr. Reynolds for the years ended December 31, 2013 and 2012, respectively.  A copy of the Employment Agreement was filed as Exhibit 10.24 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Cameron Reynolds was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Mr. Reynolds using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2013 and 2012, 80,000 and 40,000 of these options have vested, respectively. None of the options which have vested have been exercised.

(3)

Dr Jacob Micallef is currently the Chief Scientific Officer and a Director of Belgian Volition. There are no employment agreements by and between Dr Micallef and Belgian Volition.

Dr Micallef receives compensation pursuant to a consultancy agreement (the “Agreement”) dated January 1, 2011, entered into by and between Belgian Volition (“Volition”) and Borlaug Limited (“Borlaug”). Under the terms of the Agreement Borlaug will make available to Volition the services of Dr Micallef to 1) manage Volition’s Intellectual Property portfolio and file new patents as required by Volition, 2) provide Project Management for Volition’s diagnostic development programs, and 3) identify and pursue business development opportunities for Volition. The Agreement commenced effective January 1, 2011, and continues until terminated by not less than four weeks’ written notice by either party, or as otherwise provided in the Agreement. In exchange for such services Volition is to pay Borlaug a monthly fee of £5,467 GBP ($7,200 USD). For the years ended December 31, 2013 and 2012, Borlaug received £65,604 GBP ($102,470 USD) and £65,604 GBP ($104,200 USD), respectively. A copy of the Agreement was filed as Exhibit 10.17 to our Annual Report on Form 10-K filed with the SEC on April 1, 2013 and is incorporated herein by reference.

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

Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Borlaug using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2013 and 2012, 80,000 and 40,000 of these options have vested, respectively. None of the options which have vested have been exercised.

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

(4)

Dr Mark Eccleston is currently the Chief Scientific Officer of Hypergenomics Pte Limited. There are no employment agreements by and between Dr Eccleston and Hypergenomics Pte Limited.

Dr Eccleston receives compensation pursuant to a Consultancy Services Agreement (the “Agreement”) dated October 1, 2010, entered into by and between Singapore Volition Pte (“Volition”) and Oncolytika Limited (“Oncolytika”). Under the terms of the Agreement Oncolytika, which is represented by Dr Eccleston, will 1) provide project management for Volition’s diagnostic development programs, and 2) identify and pursue business development opportunities for the Volition group and its Nucleosomics and Hypergenomics technologies. The Agreement commenced effective October 1, 2010, and continues until terminated by one month’s written notice by either party, or by a material breach of the Agreement. In exchange for such services Volition is to pay Oncolytika a monthly fee of £5,300 GBP ($7,000 USD). For the years ended December 31, 2013 and 2012, Oncolytika received £63,600 GBP ($100,457 USD) and £66,350 GBP ($105,042 USD), respectively. A copy of the Agreement was filed as Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on April 1, 2013 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Dr Eccleston was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). This option has subsequently been assigned to Oncolytika. Dr. Eccleston is a controlling director of Oncolytika Limited and has voting and dispositive control over common shares of the Company held by Oncolytika and shares issuable to Oncolytika upon the exercise of stock purchase options and stock purchase warrants.  Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Oncolytika using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2013 and 2012, 80,000 and 40,000 of these options have vested, respectively. None of the options which have vested have been exercised.

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

Malcolm Lewin receives compensation in exchange for his services as an executive officer of Singapore Volition per the Consultancy Agreement (“Consultancy Agreement”) entered into by and between Singapore Volition and Mr. Malcolm Lewin dated July 10, 2011, pursuant to which Mr. Lewin shall serve as Chief Financial Officer of Singapore Volition and to devote at least twelve (12) days per month to carry out the duties as Chief Financial Officer.  According to the Consultancy Agreement, Mr. Lewin’s term as Chief Financial Officer shall commence on July 15, 2011 and terminate upon Mr. Lewin’s resignation or commitment of a material breach of the Consultancy Agreement or upon written notice by either party.  In exchange for such services, Singapore Volition paid Mr. Lewin a monthly fee of $5,000 USD for the period from January 1, 2012 to June 30, 2012 and a monthly fee of $6,500 USD for the period from July 1, 2012 to December 31, 2013. For the years ended December 31, 2013 and 2012, Mr. Lewin received $78,000 USD and $69,000 USD, respectively, pursuant to the Consultancy Agreement.  A copy of the Consultancy Agreement was filed as Exhibit 10.18 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Malcolm Lewin was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Mr. Lewin using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2013, and 2011 40,000 and 20,000 of these options have vested, respectively. None of the options which have vested have been exercised.

(6)

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

Rodney Gerard Rootsaert receives compensation pursuant to an agreement (the “Agreement”) dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited (“PB Commodities”).  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  As part of the Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Rodney Rootsaert (see the following paragraph regarding Mr. Rootsaert’s Employment Agreement with PB Commodities).  For the years ended December 31, 2013 and 2012, PB Commodities received $72,000 USD and $72,000 USD, respectively, from Singapore Volition for the services of Mr. Rootsaert, pursuant to the Agreement.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Rodney Rootsaert receives compensation from PB Commodities, as described in the previous paragraph, pursuant to an Employment Agreement (the “Employment Agreement”) dated September 4, 2010, in exchange for serving as an executive officer of PB Commodities and performing consulting services on its behalf. The term of the Employment Agreement is twelve (12) months, which shall be automatically extended for additional terms of twelve (12) months.  Under the Employment Agreement, Mr. Rootsaert only performs consulting services to Singapore Volition (see previous paragraph). In exchange for these services, Mr. Rootsaert shall receive $6,000 USD per month from PB Commodities.  For the years ended December 31, 2013 and 2012, Mr. Rootsaert received $72,000 USD and $72,000 USD, respectively, pursuant to the Employment Agreement.  A copy of the Employment Agreement was filed as Exhibit 10.25 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services. For the year ended December 31, 2013, Singapore Volition paid approximately £26,000 GBP ($40,050 USD) to Mining House split between £17,400 GBP ($27,200 USD) for consultancy and office support services and £8,600 GBP ($12,850 USD) for expenses.  For the year ended December 31, 2012, Singapore Volition paid approximately £21,400 GBP ($33,700 USD) to Mining House split between £17,400 GBP ($27,700 USD) for consultancy and office support services and £4,000 GBP ($6,000 USD) for expenses. By reason of his directorship of Mining House, Mr. Rootsaert is deemed to have received compensation in the form of one half (1/2) of the consultancy and office support services received by Mining House, along with Mr. Laith Reynolds for the years ended December 31, 2013 and December 31, 2012.  For the years ended December 31, 2013 and 2012, Mr. Rootsaert is deemed to have received £8,700 GBP ($13,600 USD) and £8,700 GBP ($13,800 USD), respectively, from Mining House. There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

On November 25, 2011 (the “Grant Date”) Rodney Rootsaert was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Mr. Rootsaert using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2013 and 2012, 40,000 and 20,000 of these options have vested, respectively. None of the options which have vested have been exercised.

(7)

Jason Terrell is currently the Chief Medical Officer of the Company and Head of US Operations. There are no employment agreements by and between Jason Terrell and the Company. Jason Terrell receives no compensation in exchange for his services as an executive officer of the Company.

Jason Terrell receives compensation for services to the Company through a warrant agreement entered into as of March 20, 2013. Under the terms of the warrant he is entitled to subscribe for 200,000 shares of common stock at an exercise price of $2.47. The warrants are to expire three years after vesting. 25,000 warrants vested immediately on March 20, 2013. 25,000 warrants are to vest on the date of the Company signing an agreement to commence a clinical trial of the Company’s proprietary screening kits and devices for the detection of certain diseases in the USA. A further 25,000 warrants are to vest upon the Company signing a second US clinical trial agreement. 50,000 warrants are to vest on the date the Company receives approval from the United States’ Food and Drug Administration for the sale and distribution in the USA of its first proprietary screening kit or device for the detection of a certain disease. A further 50,000 warrants are to vest upon the receipt of FDA approval for the sale and distribution in the USA of its second proprietary screening kit or device for the detection of a certain disease that is different from the first proprietary screening kit. 25,000 warrants are to vest on the date of the Company signing an agreement with a laboratory/group certified through the Clinical Laboratory Improvement Amendments (CLIA) for the use of the Company’s proprietary screening kits and devices for the detection of certain diseases in humans in the USA.

The Company has calculated the fair market value of the 25,000 warrants that vested immediately at $57,046 using the Black Scholes Option Pricing Model using the following assumptions: three year term, $2.48 stock price, $2.47 exercise price, 253% volatility, 0.38% risk free rate. The Company carried out a remeasurement of the 175,000 unvested warrants as at December 31, 2013 in accordance with ASC 505. The Company estimated that the vesting of these warrants will take place over the three years to December 31, 2016. The unvested warrants were remeasured at $417,625 using the Black-Scholes Option Pricing model using the following assumptions: three-year term, $2.48 stock price, $2.47 exercise price, 239% volatility, 0.78% risk free rate. None of the options which have vested have been exercised.

Narrative Disclosure to Summary Compensation Table

As at December 31, 2013 and 2012, neither the Company, Singapore Volition or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from the Company, Singapore Volition or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, Singapore Volition or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company, Singapore Volition or its subsidiaries.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for the executive officers of the Company, Singapore Volition and its subsidiaries for the fiscal year ended December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) exercisable	: Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Cameron Reynolds(1)	20,000 20,000 20,000 20,000 -0- -0-	-0- -0 -0- -0- -0- -0-	-0- -0- -0- -0- 20,000 20,000	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-
Dr Jacob Micallef(2)	20,000 20,000 50,000 20,000 20,000 -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- 20,000 20,000	$3.00 $3.00 $3.01 $4.00 $4.00 $5.00 $5.00	May 25,2015 Nov 25, 2015 Dec 3, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-
Dr Mark Eccleston(3)	20,000 20,000 50,000 20,000 20,000 -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- 20,000 20,000	$3.00 $3.00 $3.01 $4.00 $4.00 $5.00 $5.00	May 25,2015 Nov 25, 2015 Dec 3, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-

(continued)

Name	Number of Securities Underlying Unexercised Options (#) exercisable	: Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Malcolm Lewin(4)	10,000 10,000 10,000 10,000 -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- 10,000 10,000	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-
Rodney G. Rootsaert(5)	10,000 10,000 10,000 10,000 -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- 10,000 10,000	$3.00 $3.00 $4.00 $4.00 $5.00 $5.00	May 25, 2015 Nov 25, 2015 May 25, 2016 Nov 25, 2016 May 25, 2017 Nov 25, 2017	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-
Jason Terrell(6)	25,000 -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- 25,000 25,000 25,000 50,000 50,000	$2.47 $2.47 $2.47 $2.47 $2.47 $2.47	Mar 20, 2016 Jun 20, 2017* Dec 20, 2017* Sep 20, 2018* Dec 20, 2018* Dec 20, 2019*	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-

* Estimates only.  See note (6).

(1)

On November 25, 2011 (the “Grant Date”) Cameron Reynolds was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. As of the years ended December 31, 2013 and 2012, 80,000 and 40,000 of these options have vested, respectively.

(2)

On November 25, 2011 (the “Grant Date”) Dr Micallef was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). This option has subsequently been assigned to Borlaug. Dr. Micallef is a controlling director of Borlaug Limited and has voting and dispositive control over common shares of the Company held by Borlaug and shares issuable to Borlaug upon the exercise of stock purchase options and stock purchase warrants.  Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. As of the years ended December 31, 2013 and 2012, 80,000 and 40,000 of these options have vested, respectively.

On December 3, 2012 (the “Grant Date”) Borlaug was granted an option to purchase 50,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan these options shall vest immediately on December 3, 2012 at an exercise price of $3.01 USD per share. The options shall expire three (3) years after they vest.

(3)

On November 25, 2011 (the “Grant Date”) Dr Eccleston was granted an option to purchase 120,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). This option has subsequently been assigned to Oncolytika. Dr. Eccleston is a controlling director of Oncolytika Limited and has voting and dispositive control over common shares of the Company held by Oncolytika and shares issuable to Oncolytika upon the exercise of stock purchase options and stock purchase warrants.  Under the terms of the Plan 20,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 20,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 20,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. As of the years ended December 31, 2013 and 2012, 80,000 and 40,000 of these options have vested, respectively.

On December 3, 2012 (the “Grant Date”) Oncolytika was granted an option to purchase 50,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan these options shall vest immediately on December 3, 2012 at an exercise price of $3.01 USD per share. The options shall expire three (3) years after they vest.

(4)

On November 25, 2011 (the “Grant Date”) Malcolm Lewin was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest.  As of the years ended December 31, 2013 and 2012, 40,000 and 20,000 of these options have vested, respectively.

(5)

On November 25, 2011 (the “Grant Date”) Rodney Rootsaert was granted an option to purchase 60,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 10,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 10,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 10,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. As of the years ended December 31, 2013 and 2012, 40,000 and 20,000 of these options have vested, respectively.

(6)

On March 20, 2013 Jason Terrell was granted a warrant to purchase 200,000 shares of Common Stock of the Company at an exercise price of $2.47 USD per share. The warrants are to expire three years after vesting. 25,000 warrants vested immediately on March 20, 2013. 25,000 warrants are to vest on the date of the Company signing an agreement to commence a clinical trial of the Company’s proprietary screening kits and devices for the detection of certain diseases in the USA. A further 25,000 warrants are to vest upon the Company signing a second US clinical trial agreement. 50,000 warrants are to vest on the date the Company receives approval from the United States’ Food and Drug Administration for the sale and distribution in the USA of its first proprietary screening kit or device for the detection of a certain disease. A further 50,000 warrants are to vest upon the receipt of FDA approval for the sale and distribution in the USA of its second proprietary screening kit or device for the detection of a certain disease that is different from the first proprietary screening kit. 25,000 warrants are to vest on the date of the Company signing an agreement with a laboratory/group certified through the Clinical Laboratory Improvement Amendments (CLIA) for the use of the Company’s proprietary screening kits and devices for the detection of certain diseases in humans in the USA. The expiration dates above reflect the Company’s current estimates of the dates the foregoing vesting events will occur. As of the years ended December 31, 2013 and 2012, 25,000 and Nil of these warrants have vested, respectively.

Long-Term Incentive Plans

As at December 31, 2013 and 2012, there were no arrangements or plans in which the Company, Singapore Volition or its subsidiaries provided pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

As at December 31, 2013 and 2012, neither the Company, Singapore Volition nor its subsidiaries had a compensation committee of the Board of Directors. The Board of Directors as a whole determined executive compensation.

Compensation of Directors

The compensation paid to executive officers who were also directors for all services rendered in all capacities to the Company, Singapore Volition and its subsidiaries for the fiscal year ended December 31, 2013 is set forth in Item 11 Executive Compensation under the Summary Compensation Table. No executive officer is paid compensation for services as a director.

The following table sets forth the compensation paid to the directors who were not executive officers of the Company, Singapore Volition and its subsidiaries for the fiscal year ended December 31, 2013.  Unless otherwise specified, the term of each director is that as set forth under that section of Item 10 Directors and Executive Officers entitled, “Term of Office”.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guy Archibald Innes(2)	25,000	-0-	7,829	-0-	-0-	-0-	32,829
Dr. Martin Faulkes(3)	90,000	-0-	7,829	-0-	-0-	-0-	97,829
Dr. Satu Vainikka(4)	9,375	-0-	2,535	-0-	-0-	-0-	11,910
Dr. Alan Colman(5)	72,000	7,000	7,829	-0-	-0-	6,000	92,829
Sarah Lee Hwee Hoon(6)	-0-	-0-	6,263	-0-	-0-	-0-	6,263

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

Additionally, on November 25, 2011 (the “Grant Date”) Guy Innes was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Guy Innes using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2013 and 2012, 20,000 and 10,000 of these options have vested.

(3)

Dr. Martin Faulkes is currently a Director of the Company, Singapore Volition and Belgian Volition.  There are no employment agreements by and between Dr. Martin Faulkes and the Company or Belgian Volition.  Dr. Martin Faulkes receives no compensation in exchange for his services as a Director of the Company or Belgian Volition.

Dr. Martin Faulkes receives compensation in exchange for his services as a Director of Singapore Volition pursuant to a Letter of Appointment as Executive Chairman with Dr. Martin Faulkes (“Letter of Appointment”), entered into with Singapore Volition on July 13, 2011, pursuant to which Dr. Faulkes shall serve as executive chairman of the Board of Directors of Singapore Volition commencing on March 22, 2011 for a term of three (3) years and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon his office as Executive Chairman being vacated.  In exchange for his services, he shall receive an annual fee of $90,000 USD to commence following the admission of the shares of Singapore Volition to a recognized exchange and Singapore Volition being sufficiently funded in the opinion of the Board.  If the Board believes that the company is not sufficiently funded, Dr. Faulkes shall receive $6,250 USD per calendar quarter under the company is sufficiently funded.

On July 13, 2011, Singapore Volition entered into a Warrant Agreement with Dr. Faulkes to grant warrants to him to purchase up to 250,000 shares of Singapore Volition at an exercise price of $1.05 USD per share, per the terms set forth in the agreement.  The warrants shall vest on July 13, 2011 and shall expire on July 13, 2016.  As of the years ended December 31, 2013 and 2012, 0 and 0 of these warrants have been exercised, respectively.  The Company has calculated the estimated fair market value of the warrants granted to Dr. Faulkes as $244,395 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.00 USD; expected term of five years, exercise price of $1.05 USD, a risk free interest rate of 1.45%, a dividend yield of 0% and volatility of 190%.  A copy of the Letter of Appointment was filed as Exhibit 10.19 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Additionally, on November 25, 2011 (the “Grant Date”) Dr. Faulkes was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Faulkes using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2013 and 2012, 20,000 and 10,000 of these options have vested, respectively.

(4)

Dr. Satu Vainikka is a former Director of the Company, Belgian Volition and Singapore Volition.  On April 1, 2011, she resigned from all positions with Belgian Volition, on October 7, 2011, she resigned from all positions with Singapore Volition, and on May 15, 2013, she resigned from all positions with the Company.  Dr. Satu Vainikka received no compensation in exchange for her services as a Director of the Company or Belgian Volition.  There are no employment agreements by and between Dr. Satu Vainikka and the Company or Belgian Volition.

Dr. Satu Vainikka received compensation in exchange for her services as a Director of Singapore Volition pursuant to a Letter of Appointment as Non-Executive Director with Satu Vainikka (“Letter of Appointment”) entered into with Singapore Volition on September 22, 2010, pursuant to which Dr. Vainikka shall serve as a non-executive director commencing on October 11, 2010 and terminating upon written notice by either party, removal from office by resolution of the shareholders or upon her office as director being vacated.  In exchange for her services, she shall receive $6,250 USD per calendar quarter following the admission of the shares of Singapore Volition to a recognized exchange, per the terms set forth in the letter.  A copy of the Letter of Appointment was filed as Exhibit 10.10 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

On November 25, 2011 (the “Grant Date”) Dr. Vainikka was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Vainikka using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. Subsequent to Dr Vainikka’s resignation from the Company on Mat 15, 2013, 20,000 of these options were unvested and consequently lapsed, and the remaining 10,000 options that had vested also lapsed as they were not exercised within the permitted period of three months after termination of employment.

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

On April 1, 2011, Singapore Volition entered into a Warrant Agreement with Dr. Colman pursuant to which he received warrants to purchase up to 100,000 shares of Singapore Volition at an exercise price of $0.50 USD per share, per the terms set forth in the agreement. The warrants shall vest on April 1, 2011 and shall expire on April 1, 2016.  As of the years ended December 31, 2013 and 2012, 0 and 0 of these warrants have been exercised, respectively.  The Company has calculated the estimated fair market value of the warrants granted to Dr. Colman as $48,431 USD using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $0.50 USD; expected term of five years, exercise price of $0.50 USD, a risk free interest rate of 2.24%, a dividend yield of 0% and volatility of 190%.  A copy of the Letter of Appointment was filed as Exhibit 10.13 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

Additionally, on November 25, 2011 (the “Grant Date”) Dr. Colman was granted an option to purchase 30,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 5,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 5,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 5,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Dr. Faulkes using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2013 and 2012, 20,000 and 10,000 of these options have vested, respectively.

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

(5)

Sarah Lee Hwee Hoon is currently a Director of Hypergenomics Pte Limited. There are no employment agreements by and between Sarah Lee Hwee Hoon and Hypergenomics Pte Limited.  Sarah Lee Hwee Hoon receives no compensation in exchange for her services as a Director of Hypergenomics Pte Limited.

On November 25, 2011 (the “Grant Date”) Sarah Lee Hwee Hoon was granted an option to purchase 24,000 shares of Common Stock of the Company under the 2011 Equity Incentive Plan dated November 17, 2011 (the “Plan”). Under the terms of the Plan 4,000 options shall vest on both May 25, 2012 and November 25, 2012 respectively at an exercise price of $3.00 USD per share; 4,000 options shall vest on both May 25, 2013 and November 25, 2013 respectively at an exercise price of $4.00 USD per share; and 4,000 options shall vest on both May 25, 2014 and November 25, 2014 respectively at an exercise price of $5.00 USD per share. The options shall expire three (3) years after they vest. The Company has calculated the estimated fair market value of the options granted to Sarah Lee Hwee Hoon using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.20 USD; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00 USD; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%. As of the years ended December 31, 2013 and 2012, 16,000 and 8,000 of these options have vested, respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2014, by: (i) each of our and our subsidiaries’ directors; (ii) each of our and our subsidiaries’ named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 28, 2014, there were 13,307,936 common shares issued and outstanding, 705,048 shares issuable upon the exercise of options within 60 days, and 3,281,924 shares issuable upon the exercise of stock purchase warrants within 60 days.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature Of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Rodney Gerard Rootsaert (3) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	2,092,088 (4)	12.10%
Dr. Martin Faulkes (5) Eastwoods, The Chase Oxshott Surrey, UK KT22 0HR	Common	1,259,101 (6)	7.28%
Guy Archibald Innes (7) Wickhurst Manor, Wickhurst Road Weald Sevenoaks Kent, UK TN14 6LY	Common	1,451,012 (8)	8.39%
Cameron Reynolds (9) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	303,516 (10)	1.76%
Dr. Alan Colman (11) 156 Gibraltar Crescent Singapore 759588	Common	188,755 (12)	1.09%
Dr. Jacob Micallef (13) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	269,746 (14)	1.56%
Dr. Mark Eccleston(15) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	254,318 (16)	1.47%
Jason Terrell (17) 500 Painted Horse Trl Burnet, TX 7861, USA	Common	100,000 (18)	0.58%
Malcolm Lewin (19) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	58,572 (20)	0.34%
Sarah Lee Hwee Hoon (21) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	20,000 (22)	0.12%
All Officers and Directors as a Group (10 Persons)	Common	5,997,108	34.68%
Concord International, Inc. 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	2,042,088 (23)	11.81%
Cotterford Company Limited Alma House, 7 Circular Road, Douglas Isle of Man, IM1 1AF United Kingdom	Common	1,423,818 (24)	8.23%

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

(2)

Based on 13,307,936 common shares issued and outstanding, 705,048 shares issuable upon the exercise of options within 60 days, and 3,281,924 shares issuable upon the exercise of stock purchase warrants within 60 days, as of March 28, 2014.

(3)

Rodney Gerard Rootsaert is the Company’s Secretary.  Mr. Rootsaert is also the Administrative and Legal Officer of Singapore Volition and the Secretary and a Director of Belgian Volition.

(4)

Mr. Rootsaert’s beneficial ownership includes 0 common shares and 50,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013 and May 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011.  Further, Rodney Rootsaert is a controlling director of Concord International, Inc. and has voting and dispositive control over the 2,042,088 common shares beneficially owned by Concord International, Inc.  Cameron Reynolds is a potential beneficiary.

(5)

Dr. Martin Faulkes is a Director of the Company, Singapore Volition and Belgian Volition.

(6)

Dr. Faulkes’ beneficial ownership includes: 926,067 common shares; 250,000 shares issuable upon the exercise of stock purchase warrants, which vested on July 13, 2011; 25,000 shares issuable upon the exercise of stock purchase options, which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013 and May 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011; and 58,034 shares issuable upon the exercise of stock purchase warrants.

(7)

Guy Archibald Innes is a Director of the Company and Singapore Volition.

(8)

Mr. Innes’ beneficial ownership includes: 1,111,675 common shares; 100,000 shares issuable upon the exercise of stock purchase warrants which vested on March 24, 2011; 25,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013 and May 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011; and 214,337 shares issuable upon the exercise of stock purchase warrants.

(9)

Cameron Reynolds is the Company’s President, Chief Executive Officer and a member of the Board of Directors.  Mr. Reynolds is also the Chief Executive Officer and a Director of Singapore Volition, the Managing Director of Belgian Volition, and Chief Executive Officer and a Director of Hypergenomics Pte Limited.

(10)

Mr. Reynolds’ beneficial ownership includes:  202,344 common shares; 100,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013 and May 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011; and 1,172 shares issuable upon the exercise of stock purchase warrants.

(11)

Dr. Alan Colman is a Director of the Company and Singapore Volition.

(12)

Dr. Colman’s beneficial ownership includes: 50,755 common shares; 100,000 shares issuable upon the exercise of stock purchase warrants which vested on April 1, 2011; 25,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013 and May 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011; and 13,000 shares issuable upon the exercise of stock purchase warrants.

(13)

Dr. Jacob Micallef is a Director and the Chief Scientific Officer of Belgian Volition.

(14)

Dr. Micallef’s beneficial ownership includes 86,166 common shares and 10,000 shares issuable upon the exercise of stock purchase warrants. Further, Dr. Micallef is a controlling director of Borlaug Limited and has voting and dispositive control over 14,290 common shares beneficially owned by Borlaug Limited, 9,290 shares issuable to Borlaug Limited upon the exercise of stock purchase warrants, and 150,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, December 13, 2012, May 25,2013, November 25, 2013 and May 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011.

(15)

Dr. Mark Eccleston is the Chief Scientific Officer of Hypergenomics Pte Limited.

(16)

Dr. Eccleston’s beneficial ownership includes 66,000 common shares and 15,000 shares issuable upon the exercise of stock purchase warrants. Further, Dr. Eccleston is a controlling director of Oncolytika Limited and has voting and dispositive control over 14,159 common shares beneficially owned by Oncolytika Limited, 9,159 shares issuable to Oncolytika Limited upon the exercise of stock purchase warrants, and 150,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, December 13, 2012, May 25,2013, November 25, 2013 and May 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011.

(17)

Jason Terrell is the Company’s Chief Medical Officer and Head of US Operations.

(18)

Jason Terrell’s beneficial ownership includes 75,000 common shares and 25,000 shares issuable upon the exercise of stock purchase warrants which vested on March 20, 2013.

(19)

Malcolm Lewin is the Company’s Chief Financial Officer and Treasurer.  Mr. Lewin is also the Chief Financial Officer of Singapore Volition and a Director of Belgian Volition.

(20)

Mr. Lewin’s beneficial ownership includes 8,572 common shares and 50,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013 and May 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011.

(21)

Sarah Lee Hwee Hoon is the Secretary and a Director of Hypergenomics Pte Limited.

(22)

Ms. Hoon’s beneficial ownership includes 0 common shares and 20,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013 and May 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011.

(23)

Concord International, Inc.’s beneficial ownership includes 2,042,088 common shares.  Rodney Rootsaert is a controlling director of Concord International, Inc. and has voting and dispositive control over the 2,042,088 common shares. Cameron Reynolds is a potential beneficiary.

(24)

Cotterford Company Limited’s beneficial ownership includes: 1,025,149 common shares, 94,516 shares issuable upon the exercise of stock purchase warrants which vested on June 21, 2011; and 304,153 shares issuable upon the exercise of stock purchase warrants.  Jack Murphy holds investment and voting control over the common shares beneficially owned by Cotterford Company Limited

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company, other than as previously disclosed.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

1)

On August 6, 2010, Singapore Volition entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition), Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) and Rodney Rootsaert (current Secretary of VolitionRx Limited) were serving as Directors of PB Commodities.  (Subsequently, Mr. Cameron Reynolds resigned as a Director of PB Commodities on May 1, 2011 and Mr. Rootsaert resigned on September 20, 2011.)  PB Commodities does not operate for profit.  The Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan.  In exchange, Singapore Volition shall pay an initial set up fee to PB Commodities of $11,250 USD.  Additionally, Singapore Volition shall pay $5,700 USD per month for office space and staff services as well as pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds ($8,000 USD), Rodney Rootsaert ($6,000 USD) and Patrick Rousseau - former Managing Director of Belgian Volition (€2,000 EUR or approximately $2,814 USD).  Singapore Volition is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.  For the fiscal years ended December 31, 2013 and December 31, 2012, Singapore Volition paid approximately $300,000 USD and $300,000 USD, respectively, to PB Commodities.  A true and correct copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.

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

On September 22, 2010, Singapore Volition entered into a Deed of Novation (“Deed of Novation”) by and among ValiRX, ValiBio and Chroma, pursuant to which the parties agreed that ValiRX’s rights, obligations and liabilities under a Patent License Agreement by and between ValiRX and Chroma dated October 3, 2007 shall be novated to Singapore Volition.  As consideration, Singapore Volition shall pay directly to Chroma 5% of each payment due to ValiRX pursuant to that certain Share Purchase Agreement dated September 22, 2010, per the terms of the Deed of Novation.  During the years ended December 31, 2013 and December 31, 2012, Singapore Volition paid $0 USD and $0 USD, respectively, to Chroma per the terms of that certain Deed of Novation.  A copy of the Deed of Novation was filed as Exhibit 10.09 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

On June 9, 2011, Singapore Volition and ValiRX entered into a Supplementary Agreement to the Share Purchase Agreement between the parties dated September 22, 2010 (“Supplemental Agreement”), pursuant to which ValiRX shall transfer ownership of the ValiRX patent application for the “Method for Detecting the Presence of a Gynecological Growth” to Singapore Volition.  As consideration, Singapore Volition shall issue additional shares of its common stock or that of a newly listed entity to ValiRX with a value of $510,000 USD.   This issuance shall be made in addition to the issuance to be made to ValiRX pursuant to that certain Share Purchase Agreement dated September 22, 2010 and the price per share of the new issuance shall be determined by the terms of that Share Purchase Agreement.  A copy of the Supplemental Agreement was filed as Exhibit 10.15 to our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012 and is incorporated herein by reference.  During the years ended December 31, 2013 and December 31, 2012, Singapore Volition paid €40,000 Euro ($54,396 USD) and €80,000 Euro ($102,560 USD), respectively, to ValiRX.

During the year ended December 31, 2012, the Company issued 510,811 shares of common stock to ValiRx and 14,189 shares of common stock to Chroma (both issuances were made on December 6, 2011) at a price of approximately $2.11 USD per share, as settlement of the $510,000 USD and the $600,000 USD pursuant to that certain Share Purchase Agreement, Supplemental Agreement and the Deed of Novation.  During the year ended December 31, 2013, the Company did not issue any shares to ValiRx or to Chroma.

3)

On August 10, 2011, Singapore Volition entered into a service agreement (the “Service Agreement”) with Volition Research Limited (“Research”), a 100% subsidiary of The Dill Faulkes Educational Trust (“DFET”). DFET is a company limited by guarantee (with no share capital or shareholders) and a registered UK charity (Charity No. 1070864) established to give back to the community.  Since its inception in 1998, DFET has donated approximately $25 million USD (£15.9 million GBP) to initiate and support a number of major charitable projects, bursaries and scholarships approved by the DFET Trustees, including The Faulkes Telescope Project, Church Bell Projects and various educational programs.  Neither Research nor DFET provide any services to companies other than Singapore Volition, its subsidiaries and affiliates.  Dr. Martin Faulkes (current Director of VolitionRx Limited) is the benefactor of DFET and currently serves as director and chairman of DFET and as a director of Research.  Mr. Cameron Reynolds (current President, CEO and a Director of VolitionRX Limited) currently serves as director of Research but is not now, and never has been, involved with DFET in any other capacity.  Messrs. Faulkes and Reynolds do not have any ownership, control or other material relationship, directly or indirectly, with Research or DFET.  Further, neither Dr. Faulkes nor Mr. Reynolds receives any compensation, directly or indirectly, from Research or DFET pursuant to the Service Agreement, in exchange for their directorships to Research or DFET, or otherwise. The Service Agreement provides for Research to perform services for Singapore Volition for a period of five years for $21,000 USD per year for an aggregate of $105,000 USD.  Such services require Research to liaison with various medical institutions to promote and raise the profile of Singapore Volition through charitable donations, build and develop long-term relationships between UK and International cancer charities and Singapore Volition, and lobby government, health organization and other policy makers on behalf of Singapore Volition and promote the socially responsible ethos of Singapore Volition to ensure Singapore Volition focuses on its corporate social responsibilities to the community.  Research does not operate for profit and does not pay any salary or other compensation to anyone, directly or indirectly, to perform the services.   Dr. Martin Faulkes performs the services on behalf of Research, however as stated above, he does not receive any compensation in exchange. As of July 31, 2013, it was agreed that services had been performed to the full value anticipated under the Service Agreement, and therefore the Service Agreement was terminated as of that date. Consequently during the years ended December 31, 2013 and December 31, 2012, Singapore Volition incurred a total of $75,250 USD and $21,000 USD to Research, respectively, for its services.

On August 11, 2011, the parties entered into a Settlement Agreement of the Service Agreement (the “Settlement Agreement”) agreeing to convert the $105,000 USD fees due to Research under the Service Agreement to 350,000 shares ($0.30/share) of common stock in Singapore Volition.  During the year ended December 31, 2012, Singapore Volition issued 350,000 shares to Research (issued on September 8, 2011).  The value of the shares acquired were reassessed in accordance with US GAAP related party rules, which has resulted in an increase in their value to $1.00 USD per share and a corresponding increase in the value attributed to the services for the purposes of the accounts to $350,0000 USD, or $70,000 USD per year. As a result of the termination of the Service Agreement described above, Singapore Volition incurred a charge of $250,833 for the year ended December 31, 2013, in respect of the value attributed to the services.  During the year ended December 31, 2013, Singapore Volition did not issue any shares to Research. True and correct copies of the Service Agreement and Settlement Agreement were filed as Exhibits 10.20 and 10.21, respectively, as part of our Amended Current Report on Form 8-K/A filed with the SEC on January 11, 2012, and are incorporated herein by reference.

4)

On October 1, 2011, Hypergenomics Pte Limited entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition) was serving as a Director of PB Commodities. The Agreement provides office space and office support staff to Hypergenomics Pte Limited for $1,450 USD per month. Hypergenomics Pte Limited is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on October 1, 2011, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.   For the fiscal years ended December 31, 2013 and December 31, 2012 Hypergenomics Pte Limited incurred approximately $17,400 USD and $17,400 USD, respectively, to PB Commodities.  A copy of the Agreement was filed as Exhibit 10.07 to our Amended Current Report on Form 8-K/A filed with the SEC on February 24, 2012 and is incorporated herein by reference.

5)

Mining House Limited (“Mining House”) provides consultancy and office support services to Singapore Volition for £1,450 GBP ($2,300 USD) per month commencing on November 1, 2010; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services. Rodney Rootsaert (current Secretary of VolitionRx Limited) and Laith Reynolds (former Director of Singapore Volition) serve as Directors of Mining House. Mr. Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) also served as a Director of Mining House until he resigned September 30, 2011. Mining House does not currently provide any services to companies other than Singapore Volition, its subsidiaries and affiliates, but between 2006 and 2010 provided office support services to seven other companies.  Mining House does not operate for profit.  For the year ended December 31, 2013, Singapore Volition paid approximately £26,000 GBP ($40,050 USD) to Mining House split between £17,400 GBP ($27,200 USD) for consultancy and office support services and £8,600 GBP ($12,800 USD) for expenses. For the year ended December 31, 2012, Singapore Volition paid approximately £21,400 GBP ($33,700 USD) to Mining House split between £17,400 GBP ($27,700 USD) for consultancy and office support services and £4,000 GBP ($6,000 USD) for expenses.  By reason of their directorships of Mining House, Rodney Rootsaert and Laith Reynolds are each deemed to have received compensation in the form of one half (1/2) of the consultancy and office support services received by Mining House for the year ended December 31, 2013 and December 31, 2012.  For the years ended December 31, 2013 and 2012, Rodney Rootsaert and Laith Reynolds are each deemed to have received £8,700 GBP ($13,600 USD) and £8,700 GBP ($13,800 USD) respectively, from Mining House.  The amounts paid by Singapore Volition to Mining House per month are used to cover Mining House’s overhead costs and the hard costs and expenses incurred by Mining House in performing the consultancy and office support services including the costs of European mobile phone usage, office equipment, printing and reproduction costs, and associated office costs and expenses.  There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Cameron Reynolds is not an independent director because he is also an executive officer of the Company. Dr. Martin Faulkes, Guy Archibald Innes, and Dr. Alan Colman are considered to be independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$28,000	24,000
Audit-Related fees	$0	0
Tax fees	$2,829	0
All other fees	$0	2,000
Total	$30,829	26,000

Audit Fees

During the fiscal year ended December 31, 2013, we incurred approximately $28,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2012, we incurred approximately $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A were $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $2,829 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A were $0 and $2,000, respectively.  The fees billed during the fiscal year ended December 31, 2012, related to assistance with responses to comment letters received from the SEC.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01(c)	Amended & Restated Certificate of Incorporation	Filed with the SEC on October 7, 2013 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Master Consultancy Services Agreement by and between Singapore Volition Pte Limited and OncoLytika Ltd dated October 1, 2010	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K.
10.15	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Consultancy Agreement by and between Belgian Volition S.A. and Borlaug Limited dated January 1, 2011	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K.
10.18	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.19	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.23	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.26	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.27	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.29	Agreement by and between Belgian Volition SA and the Biobank of CHU UCL Mont-Godinne dated August 6, 2012	Filed with the SEC on October 4, 2012 as part of our Amended Registration Statement on Form S-1/A.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

VOLITIONRX LIMITED

Dated: March 28, 2014	/s/ Cameron Reynolds
By: Cameron Reynolds
Its: President, Principal Executive Officer and Director

Dated: March 28, 2014	/s/ Malcolm Lewin
By: Malcolm Lewin
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 28, 2014	/s/ Cameron Reynolds
Cameron Reynolds - President, Principal Executive Officer and Director

Dated: March 28, 2014	/s/ Malcolm Lewin
By: Malcolm Lewin
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Dated: March 28, 2014	/s/ Dr. Martin Faulkes
Dr. Martin Faulkes - Director

Dated: March 28, 2014	/s/ Guy Archibald Innes
Guy Archibald Innes - Director

Dated: March 28, 2014	/s/ Dr. Alan Colman
Dr. Alan Colman – Director

Dated: March 28, 2014	/s/ Rodney Gerard Rootsaert
Rodney Gerard Rootsaert - Secretary