Form 10-Q
period 2014-03-31
VOLITIONRX LTD
filed 2014-05-15
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, there were 13,307,936 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED *

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES	16
PART II	OTHER INFORMATION

ITEM 1. ITEM 1A.	LEGAL PROCEEDINGS RISK FACTORS	16 16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	MINE SAFETY DISCLOSURES	18
ITEM 5.	OTHER INFORMATION	18
ITEM 6.	EXHIBITS	18

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

For the Period Ended March 31, 2014 and December 31, 2013

(Unaudited)

Index

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations and Comprehensive Loss

5

Condensed Consolidated Statements of Cash Flows

6

Condensed Consolidated Notes to the Financial Statements

7

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2014 $	December 31, 2013 $
	(UNAUDITED)
ASSETS

Cash	2,800,802	888,704
Prepaid expenses	63,125	82,135
Other current assets	46,985	34,612

Total Current Assets	2,910,912	1,005,451

Property and equipment, net	74,858	63,265
Intangible assets, net	976,606	1,002,043

Total Assets	3,962,376	2,070,759

LIABILITIES

Accounts payable and accrued liabilities	584,567	518,086
Management and directors’ fees payable	210,934	222,294
Derivative liability	4,182,747	–
Deferred grant income	216,674	216,894

Total Current Liabilities	5,194,922	957,274

Grant repayable	432,371	432,811

Total Liabilities	5,627,293	1,390,085

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 1,000,000 shares of preferred stock, at $0.001 par value
Issued and outstanding: Nil shares and Nil shares, respectively
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 13,307,936 shares and 11,679,757 shares, respectively	13,308	11,680
Additional paid-in capital	11,876,114	12,024,711
Accumulated other comprehensive loss	(63,991)	(59,795)
Deficit accumulated during the development stage	(13,490,348)	(11,295,922)

Total Stockholders’ Equity (Deficit)	(1,664,917)	680,674

Total Liabilities and Stockholders’ Equity (Deficit)	3,962,376	2,070,759

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2014 $	For the three months ended March 31, 2013 $	For the period from August 5, 2010 (Date of Inception) to March 31, 2014 $

Revenue	–	–	54,968

Expenses

General and administrative	68,910	51,556	1,218,138
Professional fees	127,121	64,965	1,763,675
Salaries and office administrative fees	171,678	198,077	2,282,272
Research and development	870,464	593,199	7,840,601
Impairment of patents	–	–	350,000

Total Operating Expenses	1,238,173	907,797	13,454,686

Net Operating Loss	(1,238,173)	(907,797)	(13,399,718)

Other Income (Expense)
Grants received	143,987	–	1,009,610
Derivative expense	(1,100,240)	–	(1,100,240)

Net Other Expense	(956,253)	–	(90,630)

Provision for income taxes	–	–	–

Net Loss	(2,194,426)	(907,797)	(13,490,348)

Other Comprehensive Loss
Foreign currency translation adjustments	(4,196)	1,013	(63,991)
Total Other Comprehensive Loss	(4,196)	1,013	(63,991)
Net Comprehensive Loss	(2,198,622)	(906,784)	(13,554,339)
Net Loss per Share – Basic and Diluted	(0.18)	(0.09)

Weighted Average Shares Outstanding – Basic and Diluted	12,246,424	10,210,392

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from August 5, 2010 (Date of Inception) to March 31, 2014
	$	$	$
Operating Activities

Net loss	(2,194,426)	(907,797)	(12,390,109)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	30,914	36,434	452,772
Impairment of intangible asset	–	–	350,000
Stock based compensation	45,871	84,176	1,593,332
Common stock and warrants issued to settle liabilities for services
	121,732	83,849	1,823,812
Amortization of stock issued in advance of services	–	17,500	350,000
Non-operating income – grants received	(143,987)	–	(1,009,610)
Derivative expense	1,100,240	–	1,100,240
Changes in operating assets and liabilities:
Prepaid expenses	18,954	(95,488)	(57,216)
Other current assets	(12,388)	5,286	(13,105)
Accounts payable and accrued liabilities	55,527	219,689	692,933
Net Cash Used In Operating Activities	(977,563)	(556,351)	(8,207,191)

Investing Activities

Purchases of property and equipment	(18,067)	(714)	(144,331)
Net Cash Used in Investing Activities	(18,067)	(714)	(144,331)

Financing Activities

Proceeds from issuance of common shares	2,767,935	596,000	10,035,789
Grants received	143,987	–	1,639,908
Proceeds from note payable	–	–	59,942
Repayment of notes payable	–	(1,321)	(546,393)
Cash acquired through reverse merger	–	–	100
Net Cash Provided By Financing Activities	2,911,922	594,679	11,189,346

Effect of foreign exchange on cash	(4,194)	(3,169)	(37,022)

Increase in Cash	1,912,098	34,445	2,800,802

Cash – Beginning of Period	888,704	376,421	–

Cash – End of Period	2,800,802	410,866	2,800,802

Supplemental Disclosures of Cash Flow Information
Interest paid	–	–	–
Income tax paid	–	–	–

Non Cash Financing Activities::
Acquisition of subsidiary for debt	–	–	1,000,000
Common stock issued for debt	–	18,583	1,169,943

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRX Limited (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $13,490,348 and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended March 31, 2014 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2014 and December 31, 2013, the Company had $2,800,802 and $888,804, respectively in cash and cash equivalents.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2014, 763,958 dilutive warrants and options and 855,533 potentially dilutive options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

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

Note 4 - Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents, acquired in the acquisition of ValiBio SA. The patents are being amortized over their remaining lives, which are 9 years and 17 years.

			December 31,
			2013
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,314,559	312,516	1,002,043

	1,314,559	312,516	1,002,043

			March 31,
			2014
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,313,334	336,728	976,606

	1,313,334	336,728	976,606

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

Note 4 - Intangible Assets (continued)

During the three month period ended March 31, 2014, and the year ended December 31, 2013, the Company recognized $24,516 and $114,879 in amortization expense respectively. During the year ended December 31, 2013 the Company also recognized impairment losses of $350,000. No impairment losses were recognized during the three month period ended March 31, 2014.

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 13 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2014 - remaining	$73,548
2015	$98,064
2016	$98,064
2017	$98,064
2018	$98,064

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

Note 6 - Common Stock

On February 26, 2014, the Company issued 1,500,000 shares of common stock for a total of $3,000,000 at a price of $2.00 per share. Attached to these share issuances were 1,500,000 warrants, immediately exercisable for a period of five years at $2.20 per share. The warrants were valued at $3,995,546 using the Black-Scholes Option Pricing model using the following assumptions: Five year term, $2.68 stock price, $2.20 exercise price, 239% volatility, 1.50% risk free rate. Agents received 30,975 warrants, exercisable on the same terms as the warrants issued for cash subscriptions, and valued at $82,507 on the same basis as above. Due to a ratchet provision in the warrant agreement, all the foregoing warrants have been treated as a derivative liability in accordance with ASC 815, measured at $4,078,054 as at February 26, 2014. The derivative liability was remeasured as of March 31, 2014, and restated at $4,182,748. Other fees and expenses directly attributable to agents in respect of these issuances were $147,186 in cash, and $25,900 settled by the issue of shares of common stock. Legal expenses directly attributable to the issuances amounted to $84,879.

On February 26, 2014, the Company issued 16,667 shares of common stock to settle liabilities for services valued at $35,000, at a price of $2.10 per share.

On March 25, 2014, the Company issued 12,334 shares of common stock to settle liabilities for services valued at $25,900, at a price of $2.10 per share.

On March 26, 2014, the Company issued 99,178 shares of common stock to the subscribers for the 297,500 shares of common stock issued on June 10, 2013. These additional shares were issued for no additional consideration under the terms of the Private Placement Memorandum because certain subsequent fundraising targets had not been met.

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

Note 7 – Warrants and Options

a)

Warrants

On January 28, 2014, the Company issued 10,000 warrants to a consultant for services at an exercise price of $2.40, exercisable immediately for three years. The warrants were valued at $21,500 using the Black-Scholes Option Pricing model using the following assumptions: Three-year term, $2.26 stock price, $2.40 exercise price, 229% volatility, 0.75% risk free rate.

On February 26, 2014, the Company issued 1,500,000 warrants attached to the issue of 1,500,000 shares for cash totaling $3,000,000. The Company has valued these warrants at $3,995,546 and treated this amount as a derivative liability, in accordance with ASC 815. The warrants are exercisable immediately for five years at an exercise price of $2.20.

On February 26, 2014, the Company issued 30,975 warrants to agents as part remuneration in respect of the issuance of 1,500,000 shares for cash totaling $3,000,000. The warrants were valued at $82,507 using the Black-Scholes Option Pricing model using the following assumptions: Five-year term, $2.68 stock price, $2.20 exercise price, 241% volatility, 1.5% risk free rate. The Company has treated this amount as a derivative liability, in accordance with ASC 815. Each warrant is exercisable immediately for five years at an exercise price of $2.20 per share.

Below is a table summarizing the warrants issued and outstanding as of March 31, 2014.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
03/20/13	200,000	2.47	3	03/20/16	494,000
				-12/20/19
06/10/13	29,750	2.00	5	06/10/18	59,500
08/07/13	45,000	2.40	3	08/07/16	108,000
11/25/13	456,063	2.40	5	11/25/18	1,094,551
12/31/13	64,392	2.40	5	12/31/18	154,541
01/28/14	10,000	2.40	3	01/28/17	24,000
02/26/14	1,530,975	2.20	5	02/26/19	3,368,145
03/31/14	3,456,924	1.95	4.7	–	$6,756,489

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

Note 7 – Warrants and Options (continued)

b)

Options

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan for the directors, officers, employees and key consultants of the Company. Pursuant to the Plan, the Company is authorized to issue 900,000 restricted shares, $0.001 par value, of the Company’s common stock.

Below is a table summarizing the options issued and outstanding as of March 31, 2014.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
11/25/11	690,000	3.00-5.00	3	05/25/15-11/25/17	2,760,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3	09/20/16-03/20/19	123,950
09/02/13	16,300	2.35-4.35	3	03/02/14-09/02/16	54,605
03/31/14	873,300	$3.89	3	–	$3,398,855

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $102,000 and is expected to be recognized over a period of two years.

Note 8 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,441,237 (€1,048,020) to help fund the research endeavors of the Company in the area of colorectal cancer.  The Company had received the entirety of these funds in respect of approved expenditures as of March 31, 2014. Under the terms of the agreement, the Company is due to repay $432,371 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $1,008,866 (€733,614) to other income as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $432,371 (€314,406) and the 6 percent royalty on revenue, is twice the amount of funding received.

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

$91,338

2015

$2,665

Thereafter

$Nil

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Unaudited)

Note 8 – Commitments and Contingencies (continued)

d) Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement is for a period of two years from June 1, 2012 to May 31, 2014. The total payments to be made by the Company in accordance with the agreement are $536,328 (€390,000). On April 16, 2014, the Company entered into an extension of this agreement, for a period of a further two years from June 1, 2014 to May 31, 2016. The total payments to be made by the Company in accordance with the extension of the agreement are $536,328 (€390,000).

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

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash of $2,800,802, other current assets of $110,110, and current liabilities of $5,194,922. This represents a working capital deficit of $2,284,010. Current liabilities include an amount of $4,182,747 in respect of a derivative liability. After excluding this liability there is an operating working capital surplus of $1,898,737.

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

Results of Operations

Three Months Ended March 31, 2014

The following table sets forth the Company’s results of operations for the three months ended March 31, 2014 and the comparative period for the three months ended March 31, 2013.

	Three Months	Three Months		Percentage
	Ended	Ended	Increase/	Increase/
	March 31, 2014	March 31, 2013	Decrease	Decrease
	($)	($)	($)	(%)
Revenues	-	-	-	-

Operating Expenses	(1,238,173)	(907,797)	(330,376)	36%
Net Other Income (Expense)	(956,253)	-	(956,253)	-
Income Taxes	-	-	-	-

Net Loss	(2,194,426)	(907,797)	(1,286,629)	142%

Basic and Diluted Loss Per Common Share	(0.18)	(0.09)	(0.09)	100%

Weighted Average Basic and Diluted Common Shares Outstanding	12,246,424	10,210,392	2,036,032	20%

Revenues

The Company had no revenues from operations in the three months ended March 31, 2014, and no revenues from operations in the comparative period for the three months ended March 31, 2013. The Company’s operations are in the development stage.

Operating Expenses

For the three months ended March 31, 2014, the Company’s operating expenses increased by $330,376, or 36%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees decreased by $26,399, due principally to a reduction in share option expense. Research and development expenses increased by $277,265, due to increases of $165,257 in patent filing costs, $68,912 in purchases of antibodies, and $51,587 in staff costs. These increases all reflect a higher level of research and development activity. Professional fees increased by $62,165, due principally to an increase of $74,811 in fees for public relations and investor relations services to raise the profile of the company. General and administrative expenses increased by $17,354 due to an increase of $17,347 in travel and related expenses.

Net Other Expense

For the three months ended March 31, 2014, the Company recorded other income of $143,987, representing grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay. There were no grant funds that met these criteria in respect of the three months ended March 31, 2013. The Company also recorded other expense of $1,100,240, in relation to a derivative liability resulting from the issue of 1,500,000 warrants attached to the issue of 1,500,000 shares, together with 30,975 warrants issued to agents.

Net Loss

For the three months ended March 31, 2014, our net loss was $2,194,426, an increase of $907,797 or 142% over the comparative period for the three months ended March 31, 2013.  The change is a result of the changes described above.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weakness resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Please refer to our Annual Report for the year ended December 31, 2013 on Form 10-K as filed with the SEC on March 28, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Certificate of Incorporation	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01 (c)	Amended & Restated Certificate of Incorporation	Filed with the SEC on October 7, 2013 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Amended Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated July 31, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.03	Extension Letter Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated September 4, 2006	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Patent License Agreement by and between ValiRX PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “NucleosomicsTM” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, ValiRX PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Employment Agreement by and between PB Commodities Pte Ltd and Rodney Rootsaert dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10	Deed of Novation by and among Singapore Volition Pte Limited, ValiRX PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.11	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Employment Agreement by and between Singapore Volition and Dr. George S. Morris dated September 29, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	Master Consultancy Services Agreement by and between Singapore Volition Pte Limited and OncoLytika Ltd dated October 1, 2010	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K.
10.14	Consultancy Agreement by and between PB Commodities Pte Ltd and Kendall Life Sciences Consultants Ltd dated October 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.15	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Consultancy Agreement by and between Belgian Volition S.A. and Borlaug Limited dated January 1, 2011	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K.
10.17	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.18	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.19	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and Hypergenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Patent License Agreement by and between Hypergenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.22	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.23	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.26	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.27	Agreement by and between Hypergenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.28	Agreement by and between Belgian Volition SA and the Biobank of CHU UCL Mont-Godinne dated August 6, 2012	Filed with the SEC on October 4, 2012 as part of our Amended Registration Statement on Form S-1/A.
10.29	Common Stock Purchase Agreement by and among the Company and the purchasers thereto dated February 26, 2014	Filed with the SEC on February 28, 2014 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
16.01	Letter from Madsen & Associates, CPA's Inc. dated November 29, 2011	Filed with the SEC on November 30, 2011 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated:  May 15, 2014

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President, Principal Executive Officer and Director

Dated:  May 15, 2014

/s/ Malcolm Lewin

By: Malcolm Lewin

Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  May 15, 2014

/s/ Cameron Reynolds

Cameron Reynolds - President, CEO & Director

Dated:  May 15, 2014

/s/ Dr. Martin Faulkes

Dr. Martin Faulkes - Director

Dated:  May 15, 2014

/s/ Guy Archibald Innes

Guy Archibald Innes - Director

Dated:  May 15, 2014

/s/ Dr. Alan Colman

Dr. Alan Colman – Director

Dated:  May 15, 2014

/s/ Rodney Gerard Rootsaert

Rodney Gerard Rootsaert - Secretary