Form 10-Q
period 2014-06-30
VOLITIONRX LTD
filed 2014-08-01
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 13,468,164 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Index

Condensed Consolidated Balance Sheets	7

Condensed Consolidated Statements of Operations and Comprehensive Loss	8

Condensed Consolidated Statements of Cash Flows	9

Condensed Consolidated Notes to the Financial Statements	10

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2014 $	December 31, 2013 $
	(Unaudited)
ASSETS

Cash	1,808,271	888,704
Prepaid expenses	127,731	82,135
Other current assets	73,078	34,612

Total Current Assets	2,009,080	1,005,451

Property and equipment, net	94,558	63,265
Intangible assets, net	945,410	1,002,043

Total Assets	3,049,048	2,070,759

LIABILITIES

Accounts payable and accrued liabilities	440,666	518,086
Management and directors’ fees payable	181,228	222,294
Derivative liability	2,315,506	–
Deferred grant income	214,988	216,894

Total Current Liabilities	3,152,388	957,274

Grant repayable	429,007	432,811

Total Liabilities	3,581,395	1,390,085

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 1,000,000 shares of preferred stock, at $0.001 par value
Issued and outstanding: Nil shares and Nil shares, respectively
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 13,468,164 shares and 11,679,757 shares, respectively	13,468	11,680
Additional paid-in capital	12,201,363	12,024,711
Accumulated other comprehensive loss	(73,633)	(59,795)
Deficit accumulated during the development stage	(12,673,545)	(11,295,922)

Total Stockholders’ Equity (Deficit)	(532,347)	680,674

Total Liabilities and Stockholders’ Equity (Deficit)	3,049,048	2,070,759

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	For the three months ended June 30, 2014 $	For the three months ended June 30, 2013 $	For the six months ended June 30, 2014 $	For the six months ended June 30, 2013 $	For the period from August 5, 2010 (Date of Inception) to June 30, 2014 $

Revenue	–	–	–	–	54,968

Expenses

General and administrative	51,757	123,143	120,668	174,699	1,269,896
Professional fees	165,901	92,394	293,022	157,359	1,929,576
Salaries and office administrative fees	41,485	191,315	213,163	389,392	2,323,757
Research and development	791,294	640,639	1,661,758	1,233,838	8,631,895
Impairment of patents	–	–	–	–	350,000

Total Operating Expenses	1,050,437	1,047,491	2,288,611	1,955,288	14,505,124

Net Operating Loss	(1,050,437)	(1,047,491)	(2,288,611)	(1,955,288)	(14,450,156)

Other Income
Grants received	–	–	143,987	–	1,009,610
Gain on derivative remeasurement	1,867,241	–	767,001	–	767,001

Other Income	1,867,241	–	910,988	–	1,776,611

Provision for income taxes	–	–	–	–	–

Net Income (Loss)	816,804	(1,047,491)	(1,377,623)	(1,955,288)	(12,673,545)

Other Comprehensive Loss
Foreign currency translation adjustments	(9,642)	(12,871)	(13,838)	(11,858)	(73,633)
Total Other Comprehensive Loss	(9,642)	(12,871)	(13,838)	(11,858)	(73,633)
Net Comprehensive Income (Loss)	807,162	(1,060,362)	(1,391,461)	(1,967,146)	(12,747,178)
Net Income (Loss) per Share – Basic	0.06	(0.10)	(0.11)	(0.19)
– Diluted	0.06	(0.10)	(0.11)	(0.19)
Weighted Average Shares Outstanding
– Basic	13,388,050	10,642,175	12,821,421	10,427,414
– Diluted	13,887,997	10,642,175	12,821,421	10,427,414

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013	For the period from August 5, 2010 (Date of Inception) to June 30, 2014
	$	$	$

Operating Activities

Net loss	(1,377,623)	(1,955,288)	(12,673,545)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	63,585	72,525	485,443
Impairment of intangible asset	–	–	350,000
Stock based compensation	85,080	166,669	1,632,541
Common stock and warrants issued to settle
liabilities for services	55,432	223,771	1,757,512
Amortization of stock issued in advance of services	–	35,000	350,000
Non-operating income – grants received	(143,987)	–	(1,009,610)
Gain on derivative remeasurement	(767,001)	–	(767,001)

Changes in operating assets and liabilities:
Prepaid expenses	(46,393)	(26,421)	(122,563)
Other current assets	(38,756)	(776)	(39,473)
Accounts payable and accrued liabilities	(114,900)	(62,576)	522,506

Net Cash Used In Operating Activities	(2,284,563)	(1,547,096)	(9,514,190)

Investing Activities

Purchases of property and equipment	(46,671)	(714)	(172,935)

Net Cash Used in Investing Activities	(46,671)	(714)	(172,935)

Financing Activities

Proceeds from issuance of common shares	3,120,435	1,421,500	10,388,289
Grants received	143,987	517,280	1,639,908
Proceeds from note payable	–	–	59,942
Repayment of notes payable	–	(1,321)	(546,393)
Cash acquired through reverse merger	–	–	100

Net Cash Provided By Financing Activities	3,264,422	1,937,459	11,541,846

Effect of foreign exchange on cash	(13,621)	(15,321)	(46,450)

Increase in Cash	919,567	374,328	1,808,271

Cash – Beginning of Period	888,704	376,421	–

Cash – End of Period	1,808,271	750,749	1,808,271

Supplemental Disclosures of Cash Flow Information

Interest paid	–	–	–
Income tax paid	–	–	–

Non Cash Financing Activities::

Acquisition of subsidiary for debt	–	–	1,000,000
Common stock issued for debt	–	–	1,169,943

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

June 30, 2014 and December 31, 2013

(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRX Limited (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $12,673,545 and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended June 30, 2014 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2014 and December 31, 2013, the Company had $1,808,271 and $888,804, respectively in cash and cash equivalents.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the three months ended June 30, 2014, 499,947 dilutive warrants were included in the Diluted EPS calculation, and 3,536,288 potentially dilutive warrants and options were excluded from the Diluted EPS calculation as their effect is anti-dilutive. For the six months ended June 30, 2014, 604,579 dilutive warrants and 1,997,593 potentially dilutive warrants and options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

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

			December 31,
			2013
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,314,559	312,516	1,002,043

	1,314,559	312,516	1,002,043

			June 30,
			2014
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,303,972	358,562	945,410

	1,303,972	358,562	945,410

During the six month period ended June 30, 2014, and the year ended December 31, 2013, the Company recognized $48,948 and $114,879 in amortization expense respectively. During the year ended December 31, 2013 the Company also recognized impairment losses of $350,000. No impairment losses were recognized during the six month period ended June 30, 2014.

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 13 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2014 - remaining	$48,396
2015	$97,344
2016	$97,344
2017	$97,344
2018	$97,344

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

Note 6 - Common Stock

On February 26, 2014, the Company issued 1,500,000 shares of common stock for a total of $3,000,000 at a price of $2.00 per share. Attached to these share issuances were 1,500,000 warrants, immediately exercisable for a period of five years at $2.20 per share. The warrants were valued at $3,955,546 using the Black-Scholes Option Pricing model using the following assumptions: Five year term, $2.68 stock price, $2.20 exercise price, 239% volatility, 1.50% risk free rate. Agents received 30,975 warrants, exercisable on the same terms as the warrants issued for cash subscriptions, and valued at $82,507 on the same basis as above. Due to a ratchet provision in the warrant agreement effective for the twelve months to February 26, 2015, all the foregoing warrants have been treated as a derivative liability in accordance with ASC 815. Other fees and expenses directly attributable to agents in respect of these issuances were $147,186 in cash, and $25,900 settled by the issue of shares of common stock. Legal expenses directly attributable to the issuances amounted to $84,879.

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

On June 5, 2014, the Company issued 160,228 shares of common stock for cash of $352,500, at a price of $2.20 per share.

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

The total 1,530,975 warrants issued on February 26, 2014, have been treated as a derivative liability, which was measured at $4,078,054 as at February 26, 2014. The derivative liability was remeasured as of March 31, 2014, and restated at $4,182,748. The derivative liability was further remeasured as of June 30, 2014, and restated at $2,315,506, resulting in a gain of $1,867,241 for the three months ended June 30, 2014.

Below is a table summarizing the warrants issued and outstanding as of June 30, 2014.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
03/20/13	200,000	2.47	3	03/20/16	494,000
				-12/20/19
06/10/13	29,750	2.00	5.5	12/10/18	59,500
08/07/13	45,000	2.40	3	08/07/16	108,000
11/25/13	456,063	2.40	5	11/25/18	1,094,551
12/31/13	64,392	2.40	5	12/31/18	154,541
01/28/14	10,000	2.40	3	01/28/17	24,000
02/26/14	1,530,975	2.20	5	02/26/19	3,368,145
06/30/14	3,456,924	1.95	4.7	–	6,756,489

b)

Options

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan for the directors, officers, employees and key consultants of the Company. Pursuant to the Plan, the Company is authorized to issue 900,000 restricted shares, $0.001 par value, of the Company’s common stock.

Options to purchase 25,000 shares were granted on May 16, 2014. These options vest in equal six monthly installments over three years from the date of grant, and expire three years after the vesting dates. The exercise prices are $3.00 for options vesting in the first year, $4.00 for options vesting in the second year, and $5.00 for options vesting in the third year. The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term 3 to 5.5 years, stock price $2.01, exercise prices $3.00-$5.00, 235% volatility, 0.80% risk free rate.

Below is a table summarizing the options issued and outstanding as of June 30, 2014.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
11/25/11	690,000	3.00-5.00	3	05/25/15-11/25/17	2,760,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3	09/20/16-03/20/19	123,950
09/02/13	16,300	2.35-4.35	3	03/02/14-09/02/16	54,605
05/16/14	25,000	3.00-5.00	3-5.5	11/16/17-05/16/20	100,000
06/30/14	898,300	$3.89	3	–	$3,498,855

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $111,000 and is expected to be recognized over a period of three years.

Note 8 – Commitments and Contingencies

a)

Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,430,023 (€1,048,020) to help fund the research endeavors of the Company in the area of colorectal cancer. The Company had received the entirety of these funds in respect of approved expenditures as of March 31, 2014. Under the terms of the agreement, the Company is due to repay $429,007 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $1,001,016 (€733,614) to other income as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $429,007 (€314,406) and the 6 percent royalty on revenue, is twice the amount of funding received.

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

c)

Leases

The Company leases premises and facilities under operating leases with terms ranging from 12 months to 32 months. The annual non-cancelable operating lease payments on these leases are as follows:

2014		$90,627
2015		$2,645
Thereafter	$	Nil

d)

Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement was for a period of two years from June 1, 2012 to May 31, 2014. The total payments made by the Company in accordance with the agreement were $532,155 (€390,000). On April 16, 2014, the Company entered into an extension of this agreement, for a period of a further two years from June 1, 2014 to May 31, 2016. The total payments to be made by the Company in accordance with the extension of the agreement are $532,155 (€390,000).

e)

Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

END NOTES TO FINANCIALS

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

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash of $1,808,271, other current assets and prepayments of $200,809, and current liabilities of $3,152,388. This represents a working capital deficit of $1,143,308. Current liabilities include an amount of $2,315,506 in respect of a derivative liability. After excluding this liability there is an operating working capital surplus of $1,172,198.

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

Results of Operations

Three Months Ended June 30, 2014

The following table sets forth the Company’s results of operations for the three months ended June 30, 2014 and the comparative period for the three months ended June 30, 2013.

	Three Months	Three Months		Percentage
	Ended	Ended	Increase/	Increase/
	June 30, 2014	June 30, 2013	Decrease	Decrease
	($)	($)	($)	(%)
Revenues	-	-	-	-

Operating Expenses	(1,050,437)	(1,047,491)	(2,946)	0.3%
Net Other Income (Expense)	1,867,241	-	1,867,241	-
Income Taxes	-	-	-	-

Net Income (Loss)	816,804	(1,047,491)	1,864,295	178%

Net Income (Loss) Per Share - Basic	0.06	(0.10)	0.16	162%
- Diluted	0.06	(0.10)	0.16	162%

Weighted Average Shares Outstanding
- Basic	13,388,050	10,642,175	2,745,875	26%
- Diluted	13,887,997	10,642,175	2,745,875	26%

Revenues

The Company had no revenues from operations in the three months ended June 30, 2014, and no revenues from operations in the comparative period for the three months ended June 30, 2013. The Company’s operations are in the development stage.

Operating Expenses

For the three months ended June 30, 2014, the Company’s operating expenses increased by $2,946, or 0.3%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses. Salaries and office administrative fees decreased by $149,830, due principally to a warrants revaluation credit of $66,300 in 2014 compared to a charge of $65,232 for the same item in 2013. Research and development expenses increased by $150,655, due to increases of $33,483 in patent filing costs, $37,418 in purchases of antibodies and other laboratory supplies, and $81,291 in staff and consultancy costs. These increases all reflect a higher level of research and development activity. Professional fees increased by $73,507, due principally to increases of $49,366 in legal fees and $28,528 in fees for public relations and investor relations services to raise the profile of the company. General and administrative expenses decreased by $71,386 due to a decrease of $71,918 in fundraising expense.

Net Other Income

For the three months ended June 30, 2014, the Company recorded other income of $1,867,241, in relation to the revaluation of a derivative liability resulting from the issue of 1,500,000 warrants attached to the issuance of 1,500,000 shares, together with 30,975 warrants issued to agents.

Net Loss

For the three months ended June 30, 2014, our net income was $816,804, a change of $1,864,295 or 178% in relation to the comparative period loss of $1,047,491 for the three months ended June 30, 2013. The change is a result of the changes described above.

Six Months Ended June 30, 2014

The following table sets forth the Company’s results of operations for the six months ended June 30, 2014 and the comparative period for the six months ended June 30, 2013.

	Six Months	Six Months		Percentage
	Ended	Ended	Increase/	Increase/
	June 30, 2014	June 30, 2013	Decrease	Decrease
	($)	($)	($)	(%)
Revenues	-	-	-	-

Operating Expenses	(2,288,611)	(1,955,288)	(333,323)	17%
Net Other Income (Expense)	910,988	-	910,988	-
Income Taxes	-	-	-	-

Net Loss	(1,377,623)	(1,955,288)	577,665	30%

Basic and Diluted Loss Per Share	(0.11)	(0.19)	0.08	43%

Weighted Average Basic and Diluted Shares Outstanding	12,821,421	10,427,414	2,394,007	23%

Revenues

The Company had no revenues from operations in the six months ended June 30, 2014, and no revenues from operations in the comparative period for the six months ended June 30, 2013. The Company’s operations are in the development stage.

Operating Expenses

For the six months ended June 30, 2014, the Company’s operating expenses increased by $333,323, or 17%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses. Salaries and office administrative fees decreased by $176,229, due principally to a warrants revaluation credit of $66,300 in 2014 compared to a charge of $65,232 for the same item in 2013, and a reduction of $37,318 in share options amortization. Research and development expenses increased by $427,920, due principally to increases of $199,394 in patent filing costs, $104,570 in purchases of antibodies and other laboratory supplies, and $91,506 in staff and consultancy costs. These increases all reflect a higher level of research and development activity. Professional fees increased by $135,663, due principally to increases of $49,366 in legal fees and $86,890 in fees for public relations and investor relations services to raise the profile of the company. General and administrative expenses decreased by $54,031 due to a decrease of $71,918 in fundraising expense, offset by an increase of $16,688 in travel expenses.

Net Other Income

For the six months ended June 30, 2014, the Company recorded other income of $143,987, representing grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay. There were no grant funds that met these criteria in respect of the six months ended June 30, 2013. The Company also recorded net other income of $767,001, in relation to the initial expense arising from and net gains on subsequent revaluations of a derivative liability, resulting from the issuance of 1,500,000 warrants attached to the issuance of 1,500,000 shares, together with 30,975 warrants issued to agents.

Net Loss

For the six months ended June 30, 2014, our net loss was $1,377,623, a decrease of $577,665 or 30% over the comparative period for the six months ended June 30, 2013. The change is a result of the changes described above.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the material weakness resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Please refer to our Annual Report for the year ended December 31, 2013 on Form 10-K as filed with the SEC on March 28, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On or about June 5, 2014, the Company issued 160,228 shares of common stock to four (4) non-U.S. investors at a price of $2.20 per share, for an aggregate amount of $352,500. The shares issued to the four (4) non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

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

Dated: August 1, 2014

/s/ Cameron Reynolds

By: Cameron Reynolds

Its: President, Principal Executive Officer and Director

Dated: August 1, 2014

/s/ Michael O’Connell

By: Michael O’Connell

Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 1, 2014

/s/ Cameron Reynolds

Cameron Reynolds - President, CEO & Director

Dated: August 1, 2014

/s/ Dr. Martin Faulkes

Dr. Martin Faulkes - Director

Dated: August 1, 2014

/s/ Guy Archibald Innes

Guy Archibald Innes - Director

Dated: August 1, 2014

/s/ Dr. Alan Colman

Dr. Alan Colman – Director

Dated: August 1, 2014

/s/ Dr. Habib Skaff

Dr. Habib Skaff – Director

Dated: August 1, 2014

/s/ Rodney Gerard Rootsaert

Rodney Gerard Rootsaert - Secretary