Form 10-Q
period 2014-09-30
VOLITIONRX LTD
filed 2014-11-06
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

      .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of November 6, 2014, there were 14,450,717 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	September 30, 2014	December 31, 2013
	$	$
	(unaudited)
ASSETS
Cash	2,419,667	888,704
Prepaid expenses	133,848	82,135
Other current assets	117,409	34,612

Total Current Assets	2,670,924	1,005,451

Property and equipment, net	315,777	63,265
Intangible assets, net	862,753	1,002,043

Total Assets	3,849,454	2,070,759

LIABILITIES
Accounts payable and accrued liabilities	693,646	518,086
Management and directors’ fees payable	240,978	222,294
Derivative liability	6,446,068	–
Deferred grant income	199,862	216,894

Total Current Liabilities	7,580,554	957,274

Grant repayable	367,112	432,811

Total Liabilities	7,947,666	1,390,085

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
Authorized: 1,000,000 shares of preferred stock, at $0.001 par value
Issued and outstanding: Nil shares and Nil shares, respectively	–	–
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 14,308,960 shares and 11,679,757 shares, respectively	14,309	11,680
Additional paid-in capital	14,548,494	12,024,711
Accumulated other comprehensive loss	(93,526)	(59,795)
Accumulated Deficit	(18,567,489)	(11,295,922)

Total Stockholders’ (Deficit) Equity	(4,098,212)	680,674

Total Liabilities and Stockholders’ (Deficit) Equity	3,849,454	2,070,759

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
	$	$	$	$
Revenue	14,785	–	14,785	–

Expenses
General and administrative	129,318	67,961	249,986	242,660
Professional fees	119,510	153,226	412,532	310,585
Salaries and office administrative fees	457,355	179,846	670,518	569,238
Research and development	1,071,984	524,534	2,733,742	1,758,372

Total Operating Expenses	1,778,167	925,567	4,066,778	2,880,855

Net Operating Loss	(1,763,382)	(925,567)	(4,051,993)	(2,880,855)

Other Income/(Expenses)
Grants received	–	–	143,987	–
Loss on derivative remeasurement	(4,130,562)	–	(3,363,561)	–

Net Other Expenses	(4,130,562)	–	(3,219,574)	–

Provision for income taxes	–	–	–	–

Net Loss	(5,893,944)	(925,567)	(7,271,567)	(2,880,855)

Other Comprehensive Loss
Foreign currency translation adjustments	(19,893)	(6,478)	(33,731)	(18,336)

Total Other Comprehensive Loss	(19,893)	(6,478)	(33,731)	(18,336)

Net Comprehensive Loss	(5,913,837)	(932,045)	(7,305,298)	(2,899,191)

Net Loss per Share – Basic and Diluted	(0.44)	(0.08)	(0.56)	(0.27)

Weighted Average Shares Outstanding – Basic and Diluted	13,524,998	11,086,237	13,057,866	10,649,152

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the nine months ended September 30,	For the nine months ended September 30,
	2014	2013
	$	$
Operating Activities
Net loss	(7,271,567)	(2,880,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,904	109,044
Stock based compensation	311,907	236,966
Common stock and warrants issued to settle liabilities for services	403,483	348,172
Amortization of stock issued in advance of services	–	52,500
Non-operating income – grants received	(143,987)	–
Loss on derivative re-measurement	3,363,561	–

Changes in operating assets and liabilities:
Prepaid expenses	(61,483)	(81,965)
Other current assets	(88,422)	7,292
Accounts payable and accrued liabilities	238,446	(166,093)

Net Cash Used In Operating Activities	(3,148,158)	(2,374,939)

Investing Activities
Purchases of property and equipment	(297,607)	(713)

Net Cash Used in Investing Activities	(297,607)	(713)

Financing Activities
Proceeds from issuance of common shares	4,893,529	1,871,500
Grants received	143,987	605,154
Grants repaid	(33,166)	–
Repayment of notes payable	–	(1,321)

Net Cash Provided By Financing Activities	5,004,350	2,475,333

Effect of foreign exchange on cash	(27,622)	(2,627)

Increase in Cash	1,530,963	97,054

Cash – Beginning of Period	888,704	376,421

Cash – End of Period	2,419,667	473,475

Supplemental Disclosures of Cash Flow Information
Interest paid	10,274	–
Income tax paid	–	–

Non Cash Financing Activities::
Common stock issued for debt	–	77,333

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2014 and December 31, 2013

(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRX Limited (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $18,661,015 and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2014 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd, Belgian Volition SA, and Hypergenomics Pte. Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2014 and December 31, 2013, the Company had $2,419,667 and $888,704, respectively in cash and cash equivalents.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the three months ended September 30, 2014, 543,275 dilutive warrants and 2,357,275 potentially dilutive warrants and options were excluded from the Diluted EPS calculation as their effect is anti dilutive. For the nine months ended September 30, 2014, 592,204 dilutive warrants and 2,112,995 potentially dilutive warrants and options were excluded from the Diluted EPS calculation as their effect is anti dilutive.

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

The Company has limited operations and is considered to be in the development stage. In the quarterly period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to the development stage.

Note 4 - Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents, acquired in the acquisition of ValiBio SA. The patents are being amortized over their remaining lives, which are 9 years and 17 years.

			December 31,
			2013
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,314,559	312,516	1,002,043

	1,314,559	312,516	1,002,043

Note 4 - Intangible Assets (continued)

			September 30,
			2014
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,219,969	357,216	862,753

	1,219,969	357,216	862,753

During the nine month period ended September 30, 2014, and the year ended December 31, 2013, the Company recognized $72,646 and $114,879 in amortization expense respectively. During the year ended December 31, 2013 the Company also recognized impairment losses of $350,000. No impairment losses were recognized during the nine month period ended September 30, 2014.

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 13 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2014 - remaining	$22,721
2015	$90,882
2016	$90,882
2017	$90,882
2018	$90,882

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2013. The result of this review confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2013.

Note 5 - Related Party Transactions

The Company contracts with a related party to rent office space, be provided with office support staff, and have consultancy services provided on behalf of the Company. See Note 8 for obligation under the contract.

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

Note 6 - Common Stock (continued)

On June 5, 2014, the Company issued 160,228 shares of common stock for cash of $352,500, at a price of $2.20 per share.

On September 24, 2014, the Company issued 21,250 shares of common stock at a price of $2.20 per share to settle liabilities for services valued at $46,748. In addition, on that date, the Company issued 492,316 shares of common stock at a price of $2.20 for cash of $1,083,094 and 27,230 shares of common stock at a price of $2.20 to an agent in settlement of their debt of $59,906.

On September 26, 2014, the Company issued 300,000 shares of common stock at a price of $2.50 per share for cash of $688,970. The amount received was the net proceeds, after fees of $60,000 had been paid to an agent and $1,030 paid in other fees and bank charges.

In addition, on that date, the Company issued 24,000 warrants to the same agent, immediately exercisable over a period of three years at $3 per share. The warrants were valued at $103,223 using the Black-Scholes Option Pricing model using the following assumptions: Three year term, $4.45 stock price, $3 exercise price, 235% volatility, 1.08% risk free rate.

Note 7 - Warrants and Options

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

On September 5, 2014, the Company issued 10,000 warrants to a consultant for services. These warrants were valued at $20,092 using the Black-Scholes Option Pricing model using the following assumptions: Three year term, $2.10 stock price, $2.40 exercise price, 236% volatility, 0.99% risk free rate. Each warrant is exercisable immediately for three years at an exercise price of $2.40 per share.

On September 26, 2014, the Company issued 24,000 warrants to an agent as part remuneration in respect of the issuance of 300,000 shares for net proceeds of $688,970. These warrants were valued at $103,223 using the Black-Scholes Option Pricing model using the following assumptions: Three year term, $4.45 stock price, $3 exercise price, 235% volatility, 1.08% risk free rate. Each warrant is exercisable immediately for three years at an exercise price of $3 per share.

All of the 1,530,975 warrants issued on February 26, 2014, have been treated as a derivative liability, in accordance with ASC 815, owing to a ratchet provision in the warrant agreement being effective for the twelve months to February 26, 2015. The derivative liability was measured at $4,078,054 as at February 26, 2014. It was re-measured as of March 31, 2014, and revalued at $4,182,748. The derivative liability was further re-measured as of June 30, 2014, and revalued at $2,315,506, resulting in a gain of $1,867,241 for the three months ended June 30, 2014. At September 30, 2014, the derivative liability was re-measured and revalued at $6,446,068, resulting in a loss of $4,130,562 for the three months ended September 30, 2014.

Note 7 - Warrants and Options (continued)

Below is a table summarizing the warrants issued and outstanding as of September 30, 2014.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
03/20/13	200,000	2.47	3	03/20/16	494,000
				-12/20/19
06/10/13	29,750	2.00	5.5	12/10/18	59,500
08/07/13	45,000	2.40	3	08/07/16	108,000
11/25/13	456,063	2.40	5	11/25/18	1,094,551
12/31/13	64,392	2.40	5	12/31/18	154,541
01/28/14	10,000	2.40	3	01/28/17	24,000
02/26/14	1,530,975	2.20	5	02/26/19	3,368,145
09/05/14	10,000	2.40	3	09/05/17	24,000
09/26/14	24,000	3.00	3	09/26/17	72,000
09/30/14	3,490,924	1.96	4.7	–	6,852,489

b)

Options

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan for the directors, officers, employees and key consultants of the Company. Pursuant to the Plan, the Company was authorized to issue 900,000 restricted shares, $0.001 par value, of the Company’s common stock.

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

On August 5, 2014, it was approved at the Company’s Annual General Meeting to increase the number of restricted shares that the Company is authorized to issue under the 2011 Equity Incentive Plan to 2,000,000.

On August 18, 2014, The Company granted options to purchase 670,000 shares. These options vest in two equal tranches, the first tranche vests on February 18, 2015. The second tranche vests on February 18, 2016. All the options expire four years after their vesting dates. The exercise prices are $2.50 for options vesting in the first year and $3.00 for options vesting in the second year. The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term 4.5 to 5.5 years, stock price $1.85, exercise prices $2.50-$3.00, 237% volatility, 1.58% risk free rate.

On August 18, 2014, The Company granted options to purchase 60,000 shares. These options vest in six equal monthly installments over three years, starting six months after the date of grant, and expire three years after the vesting dates. The exercise prices are $3.00 for options vesting in the first year, $4.00 for options vesting in the second year, and $5.00 for options vesting in the third year. The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term 3.5 to 6 years, stock price $1.85, exercise prices $3.00-$5.00, 237% volatility, 0.89% risk free rate.

During the nine month period ended September 30, 2014, 10,000 options expired following the cessation of a consultant’s contract.

Note 7 - Warrants and Options (continued)

Below is a table summarizing the options issued and outstanding as of September 30, 2014.

Date	Number	Exercise	Contractual		Value if
Issued	Outstanding	Price $	Life (Years)	Expiration Date	Exercised $
11/25/11	680,000	3.00-5.00	3	05/25/15-11/25/17	2,710,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3	09/20/16-03/20/19	123,950
09/02/13	16,300	2.35-4.35	3	03/02/14-09/02/16	54,605
05/16/14	25,000	3.00-5.00	3-5.5	11/16/17-05/16/20	100,000
08/18/14	670,000	2.50-3.00	4.5-5.5	02/18/19-02/18/20	1,842,500
08/18/14	60,000	3.00-5.00	3.5-6.0	02/18/18-08/18/20	240,000
09/30/14	1,618,300	3.89	3	–	5,531,355

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $1,209,924 and is expected to be recognized over a period of three years.

Note 8 - Commitments and Contingencies

a)

Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,329,413 (€1,048,020) to help fund the research endeavors of the Company in the area of colorectal cancer. The Company had received the entirety of these funds in respect of approved expenditures as of March 31, 2014. Under the terms of the agreement, the Company is due to repay $398,824 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $1,009,610 (€733,614) to other income as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $398,824 (€314,406) and the 6 percent royalty on revenue, is twice the amount of funding received.

b)

Administrative Support Agreement

On August 6, 2010, the Company entered into an agreement with a related party to rent office space, contract for office support staff, and have consulting services provided on behalf of the Company. The agreement requires the Company to pay $6,270 per month for office space and staff services as well as approximately $16.000 per month in fees for two senior executives. The Company is also required to pay for all reasonable expenses incurred. The contract is in force for 12 months with automatic extensions of 12 months with a 3 month notice required for termination of the contract.

c)

Leases

The Company leases premises and facilities under operating leases with terms ranging from 12 months to 24 months. The annual non-cancelable operating lease payments on these leases are as follows:

2014	$84,251
2015	$2,458
Thereafter	Nil

d)

Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement was for a period of two years from June 1, 2012 to May 31, 2014. The total payments made by the Company in accordance with the agreement were $494,715 (€390,000). On April 16, 2014, the Company entered into an extension of this agreement, for a period of a further two years from June 1, 2014 to May 31, 2016. The total payments to be made by the Company in accordance with the extension of the agreement are $494,715 (€390,000).

Note 8 - Commitments and Contingencies (continued)

e)

Hvidovre Hospital, Denmark Agreement

On August 8, 2014, Belgium Volition SA entered into an agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with colorectal cancer. It will run for a period of two years to August 8, 2016. Total payments (inclusive of local taxes) to be made under the agreement are $1,745,920 (DKR 10,245,000).

f)

Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 9 - Subsequent Events

1.

Common Stock

On October 3, 2014, 50,000 warrants were exercised for total proceeds of $123,500. As a result, an aggregate total of 50,000 shares of common stock were issued.

On October 9, 2014, the Company issued 91,757 shares of common stock for a total of $229,393

2.

Warrants

On October 31, 2014, the Company amended the terms of 1,121,225 warrants of the 1,530,975 that had been issued on February 26, 2014 (See note 6). The aforementioned warrants had a ratchet provision effective until February 26, 2015 and have been treated as a derivative liability. As a result of the amendment, the ratchet provision is now effective until October 31, 2014.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash of $2,419,667, other current assets and prepayments of $251,257, and current liabilities of $7,580,554. This represents a working capital deficit of $4,909,630. Current liabilities include an amount of $6,446,068 in respect of a derivative liability. After excluding this liability there is an operating working capital surplus of $1,536,438.

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

On October 31, 2014, the Company amended the terms of 1,121,225 warrants of the 1,530,975 that had been issued on February 26, 2014 (See note 6 to The Financial Statements.) The aforementioned warrants had a ratchet provision effective until February 26, 2015 and have been treated as a derivative liability. As a result of the amendment, the ratchet provision is now effective until October 31, 2014. If the ratchet provision had been changed in these warrants to give an effective date prior to September 30, 2014, then the derivative liability in the balance sheet would have been $1,725,226, as opposed to $6,446,068 disclosed on the balance sheet as at September 30, 2014 (See note 7a to The Financial Statements.)

Results of Operations

Three Months Ended September 30, 2014

The following table sets forth the Company’s results of operations for the three months ended September 30, 2014 and the comparative period for the three months ended September 30, 2013.

	Three Months	Three Months
	Ended	Ended		Percentage
	September 30, 2014	September 30, 2013	Increase/ Decrease	Increase/ Decrease
	($)	($)	($)	(%)
Revenues	14,785	−	14,785	−

Operating Expenses	(1,778,167)	(925,567)	(852,600)	92.1%
Net Other Expense	(4,130,562)	−	(4,130,562)	−
Income Taxes	−	−	−	−

Net Loss	(5,893,944)	(925,567)	(4,968,377)	536.8%

Basic and Diluted Loss Per Share	(0.44)	(0.08)	(0.36)	450.0%

Weighted Average Basic and Diluted Shares Outstanding	13,524,998	11,086,237	2,438,761	22.0%

Revenues

The Company had revenues of $14,785 from operations in the three months ended September 30, 2014, and no revenues from operations in the comparative period for the three months ended September 30, 2013. The Company’s operations are still predominantly in the development stage.

Operating Expenses

For the three months ended September 30, 2014, the Company’s operating expenses increased by $852,600, or 92.1%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses. Salaries and office administrative fees increased by $277,509, due principally to an increase in costs on a warrants revaluation of $155,654. In addition, there was an extra $78,548 of costs generated from the amortization of share options, following additional share options being granted in August 2014. Research and development expenses increased by $547,450. This is mainly explained by additional costs of $90,219 for the purchases of antibodies and samples, and $213,367 in staff and consultancy costs. $151,914 was also spent on a new Danish Study in 2014, and an additional $65,214 on share option amortization for staff in R&D. These increases all reflect a higher level of research and development activity. Professional fees decreased by $33,716, due principally to decreases in fees for public relations and investor relations services, as services were rationalized. General and administrative expenses increased by $61,357. This increase is in part explained by an increase in fundraising services costs of $35,906, associated with fees paid to placement agents and a $17,321 increase in travel, subsistence and conference costs.

Net Other Expenses

For the three months ended September 30, 2014, the Company recorded other expenses of $4,130,562 in relation to the revaluation of a derivative liability resulting from the issue of 1,500,000 warrants attached to the issuance of 1,500,000 shares, together with 30,975 warrants issued to agents.

Net Loss

For the three months ended September 30, 2014, the Company recorded a net loss of $5,893,944, a negative change of $4,968,377 or 536.8% in relation to the comparative period loss of $925,567 for the three months ended September 30, 2013. The change is a result of the changes described above.

Nine Months Ended September 30, 2014

The following table sets forth the Company’s results of operations for the nine months ended September 30, 2014 and the comparative period for the nine months ended September 30, 2013.

	Nine Months	Nine Months
	Ended	Ended		Percentage
	September 30, 2014	September 30, 2013	Increase/ Decrease	Increase/ Decrease
	($)	($)	($)	(%)
Revenues	14,785	−	14,785	−

Operating Expenses	(4,066,778)	(2,880,855)	(1,185,923)	41.2%
Net Other Expense	(3,219,574)	−	(3,219,574)	−
Income Taxes	−	−	−	−

Net Loss	(7,271,567)	(2,880,855)	(4,390,712)	152.4%

Basic and Diluted Loss Per Share	(0.56)	(0.27)	(0.29)	105.8%

Weighted Average Basic and Diluted Shares Outstanding	13,057,866	10,649,152	2,408,714	22.6%

Revenues

The Company had $14,785 of revenues from operations in the nine months ended September 30, 2014, and no revenues from operations in the comparative period for the nine months ended September 30, 2013. The Company’s operations are still predominantly in the development stage.

Operating Expenses

For the nine months ended September 30, 2014, the Company’s operating expenses increased by $1,185,923, or 41.2%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses. Salaries and office administrative fees increased by $101,280, due to an increase of $41,230 in share options amortization, a $21,316 increase in warrants costs and an extra $28,129, as a result of the handover to, and overlap with the new CFO. Research and development expenses increased by $975,370, mainly due to increases of $208,425 in patent filing costs, $166,297 in purchases of antibodies and samples, and $336,368 in staff and consultancy costs. An additional $151,914 was also spent on a new Danish Study in 2014. These increases all reflect a higher level of research and development and patent activity. Professional fees increased by $101,947, due principally to increases of $39,493 in legal fees, with additional fund raising activities in 2014 and $58,429 in fees for investor relations services , as a result of the issue of warrants and additional resource being taken on in this area. General and administrative expenses increased by $7,326.

Net Other Expenses

For the nine months ended September 30, 2014, the Company recorded other income of $143,987, representing grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay. There were no grant funds that met these criteria in respect of the nine months ended September 30, 2013. The Company also recorded a loss of $3,363,561, in relation to the revaluation of a derivative liability, resulting from the issuance of 1,500,000 warrants attached to the issuance of 1,500,000 shares, together with 30,975 warrants issued to agents.

Net Loss

For the nine months ended September 30, 2014, the Company had a net loss of $7,271,567, which is an increase of $4,390,712 or 152.4% over the comparative period for the nine months ended September 30, 2013. The change is a result of the changes described above.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the material weakness resulting from no member of our Board of Directors qualifying as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. On November 5, 2014, the Board of Directors formed an Audit Committee and adopted its Charter. Mr. Guy Innes is a Chartered Accountant and qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Please refer to our Annual Report for the year ended December 31, 2013 on Form 10-K as filed with the SEC on March 28, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On or about September 24, 2014, the Company issued 540,796 shares of common stock to 10 non-U.S. investors and 7 U.S. Investors at a price of $2.20 per share, for an aggregate amount of $1,189,749.

On or about September 26, 2014, the Company issued 300,000 shares of common stock to 23 U.S. Investors at a price of $2.50 per share, for an aggregate amount of $750,000. The net proceeds received by the Company after commissions were $677,970.

2.

Subsequent Issuances:

On or about October 3, 2014, 50,000 warrants were exercised for total proceeds of $123,500. As a result, an aggregate total of 50,000 shares of common stock were issued to 1 U.S. Investor.

On or about October 9, 2014, the Company issued 91,757 shares of common stock to 7 non-U.S. investors and 10 U.S. Investors at a price of $2.50 per share, for an aggregate amount of $229,393.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On November 5, 2014, the Board of Directors formed and adopted Charters for its Audit Committee, Nominations and Governance Committee, and Compensation Committee.

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

*

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: November 6, 2014	/s/ Cameron Reynolds
By: Cameron Reynolds
Its: President, Principal Executive Officer and Director

Dated: November 6, 2014	/s/ Michael O’Connell
By: Michael O’Connell
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 6, 2014	/s/ Cameron Reynolds
Cameron Reynolds – President, CEO & Director

Dated: November 6, 2014	/s/ Dr. Martin Faulkes
Dr. Martin Faulkes – Director

Dated: November 6, 2014	/s/ Guy Archibald Innes
Guy Archibald Innes – Director

Dated: November 6, 2014	/s/ Dr. Alan Colman
Dr. Alan Colman – Director

Dated: November 6, 2014	/s/ Dr. Habib Skaff
Dr. Habib Skaff – Director

Dated: November 6, 2014	/s/ Rodney Gerard Rootsaert
Rodney Gerard Rootsaert – Secretary