Form 10-K
period 2014-12-31
VOLITIONRX LTD
filed 2015-03-18
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

     ..TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from __________ to __________

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware	000-30402	91-1949078
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1 Scotts Road #24-05 Shaw Centre Singapore 228208
(Address of principal executive offices)

Telephone: +1 (646) 650-1351 Facsimile: +32 8172 5651
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of class:
Common Stock, par value $0.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $11,973,676 based upon the price ($1.53) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded on the NYSE MKT and quoted under the symbol “VNRX”.

As of March 18, 2015, there were 17,934,715 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

BUSINESS

Description of Our Business

We are a clinical-stage life sciences company focused on developing blood-based diagnostic tests that meet the need for accurate, fast, inexpensive and scalable tests for detecting and diagnosing cancer and other diseases. We have developed twenty blood assays to date, using technology based on our Nucleosomics® biomarker platform, that can be used individually or in combination to generate a profile which forms the basis of a blood test for a particular cancer.

Each assay that we have developed can be commercialized for two distinct markets:

•

The clinical IVD market which can only be accessed after the assays have either been approved for clinical use in the United States by the FDA, or as a LDT in the United States under a CLIA waiver, and by CE marking in the EU; and

•

The RUO market.

Given the much larger potential clinical IVD, market, we have decided to focus our resources on launching in the clinical IVD market. We currently plan to apply for the first of our CE Mark (European) approvals in the second quarter of 2015.

We expect that we will be required to do further United States trials to achieve FDA approval for our colorectal cancer test. We are committed to filing for FDA approval to allow patient access to our tests in the United States as soon as practicable. Pending completion of our review of the regulatory environment in the United States, including the effect of recent pronouncements regarding LDTs by the FDA, we aim initially to enter the United States market through a LDT in 2015, pursuant to a yet to be negotiated relationship with a CLIA lab, while we concurrently seek FDA approval.

Commercializing products on the RUO market means that we intend to sell our products to medical schools, universities and commercial research and development departments for research use only. Products placed on the RUO market may be used for any research purpose. RUO products, however, are strictly not to be used for patient diagnosis. Commercializing products on the IVD market means that we intend to sell our future products to be used for patient diagnosis. None of the assays that we are currently developing are available for sale on the IVD market, and we began sales in the RUO market in 2014.

We intend to commercialize our products in the future through various channels within the EU, the United States and eventually throughout the rest of the world. We anticipate that because of their ease of use and low cost, our tests have the potential to become the first method of choice for cancer diagnostics, allowing detection of cancer at an earlier stage than typically occurs currently, and screening of individuals who, for reasons such as time, cost or dislike, are not currently screened. We believe our blood test has the potential to have significantly higher acceptance from patients as compared to fecal tests and colonoscopies which are invasive and unpleasant, resulting in low acceptance.

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

The Market

Cancer is one of the leading causes of death worldwide, accounting for around 8.2 million annual deaths globally.5 In the United States alone, there were an estimated 14 million cancer survivors in 2010.6 By 2020, this figure is expected to rise to 18.1 million. The American Cancer Society estimated the total health economic burden for cancer (including medical costs and loss of earnings) at approximately $216 billion for 2009 ($86 billion in direct medical costs and $130 billion in lost productivity due to early death).7 The annualized cost of cancer care in the over 65 age group based on analysis of Medicare payments linked to Surveillance, Epidemiology, and End Results, or SEER, Program data is projected to reach $158 billion.8,9 These figures are mirrored across the globe and we expect will continue to grow as populations age. This is a large potential addressable market for which we believe diagnostics will be a significant part. Incidence of, and mortality due to, colorectal cancer in the US have been steadily falling since the mid 1980’s with an acceleration of reduction in both men (3% per annum) and women (2.3% per annum) over the last 15 years. This is largely due to early detection and removal of polyps via colonoscopy.10 The Pap test has had a similar impact in improving 5 year survival rates in women with precancerous and cancerous cervical lesions.11

_____________________

5 Cancer-Fact sheet N 297, World Health Organization, [online], Available at: http://www.who.int/mediacentre/factsheets/fs297/en/index.html, [accessed 11.12.2014]

6 Mariotto AB et al., Projections of the cost of cancer care in the United States: 2010-2020. Jan 19, 2011, JNCI, Vol 103, No.2, Available at http://www.ncbi.nlm.nih.gov/pubmed/21228314 [will begin testing the first cohort of retrospective samples in Q1 2015 10.31.2014]

7 American Cancer Society, Economic Impact of Cancer, 31.03.2014 [online], available at http://www.cancer.org/cancer/cancerbasics/economic-impact-of-cancer[accessed 11.12.2014]

8 Surveillance, Epidemiology, and End Results Programme, [online] Available at http://seer.cancer.gov [accessed 11.12.2014]

9 National Institutes of Health “Cancer costs projected to reach at least $158 billion in 2020”, 12 January 2011, [online], Available at http://www.nih.gov/news/health/jan2011/nci-12.htm [accessed 10.31.2014]

10 American Cancer Society, Colorectal Cancer Facts & Figures 2011-2013 [Online] available at http://www.cancer.org/acs/groups/content/@epidemiologysurveilance/documents/document/acspc-028312.pdf [accessed 11.12.2014]

11 National Cancer Institute Fact Sheet: Cervical Cancer Screening (PDQ®) [Online] Available at http://www.cancer.gov/cancertopics/pdq/screening/cervical/HealthProfessional/page2 [accessed 11.12.2014]

Statistically, the chances of surviving cancer are greatly improved by early detection and treatment. However, there is currently no screening test for cancer in general, and very few effective blood tests for specific cancers in common clinical use. The only commonly used blood-screening test for any cancer is the PSA test for prostate cancer. We consider the PSA test to have relatively poor diagnostic accuracy (detecting approximately 70% of prostate cancers and misdiagnoses about 30% of healthy men as positive for cancer) but is widely used because it is the best product currently available.12 The American Cancer Society recommends that prostate cancer screening should not occur without an informed decision making process regarding risks.13 In 2012, the U.S. Preventative Services Task Force recommended against PSA-based screening for healthy men because of a “moderate or high certainty” that the service has no benefit or that the harms outweigh the benefits”.14 The test is still used to monitor patients after definitive diagnosis or treatment. There are currently no commonly used blood tests for screening for lung cancer or colorectal cancer.

Further, current methods of cancer diagnosis are either invasive, not cost effective, have low acceptance or cannot provide accurate results. The inadequacy of existing diagnostic products means that most cancers are only diagnosed once the patient experiences symptoms and the cancer is well established. By this stage, it will often have spread beyond the primary tumor (metastatic cancers), making it substantially more difficult to treat. For example colorectal cancer is one of the more survivable diseases if caught early: it has an observed five-year survival rate of 92% in stage I, but only 11% in stage IV.15 Early, non-invasive, accurate cancer diagnosis remains a significant unmet medical need and a huge commercial opportunity. For these reasons, cancer diagnostics is an active field of research and development both academically and commercially.

The global IVD market is forecast to reach $65 billion in 2018,16 driven by the increasing health care demands of an aging population. In the United States,17 the IVD market is made up of:

•

Histology, immunohistochemistry and cytology of tissue samples (expected to grow 6.8% per annum from 2011-2018, with an expected value of $25.5 billion by 2018).18 These are mostly used to confirm cancer diagnosis post-surgery and to determine cancer sub-type;

•

Immunoassay (chemical tests used to detect a substance in blood or body fluid), which will be the second largest market with a value of more than US$19.1 billion by 2018.19 These tests are mostly used to monitor for disease progress and relapse. This market segment includes our future Nucleosomics® products, which will be blood immunoassay tests for modified histones for the diagnosis of cancer.

___________________

12 National Cancer Institute Fact Sheet: Prostate-Specific Antigen (PSA) Test, [24 July 2012] [online], Available at http://www.cancer.gov/cancertopics/factsheet/detection/PSA, [accessed 10.31.2014]

13 Wolf. A et. al. American Cancer Society Guideline for the Early Detection of Prostate Cancer: Update 2010, CA: A Cancer Journal for Clinicians; 3 Mar 2010:60;2:70-98, available at http://www.ncbi.nlm.nih.gov/pubmed/20200110 [accessed 10.31.2014]

14 U.S. Preventative Services Task Force, May 2012 [online], available at http://www.uspreventiveservicestaskforce.org/Page/Document/RecommendationStatementFinal/prostate-cancer-screening [accessed 10.31.2014]

15 American Cancer Society. “Colorectal Cancer,” 2014 [online], Available at: http://www.cancer.org/cancer/colonandrectumcancer/detailedguide/colorectal-cancer-survival-rates, [accessed 11.04.2014

16 Report: The Worldwide Market for In Vitro Diagnostic (IVD) Tests, 9th Edition, August 13, 2014 [online], Available for purchase at: http://www.kaloramainformation.com/Worldwide-Vitro-Diagnostic-8326563, [accessed 10.31.2014]

17 Report: The United States Market for In Vitro Diagnostic Tests

Mar 18, 2014 [online], Available for purchase at http://www.kaloramainformation.com/United-States-Vitro-8079142, [accessed 10.31.2014]

18 In Vitro Diagnostics Market to 2018 - Consolidation, Decentralization and Demand for Genetic Testing to Shape the Competitive Landscape, March 23, 2012 [online], Available at http://www.marketresearch.com/GBI-Research-v3759/Vitro-Diagnostics-Consolidation-Decentralization-Demand-6871130 [accessed 11.12.2014]

19 Markets and Markets Report: Immunoassay Market [Technology (Enzyme, Fluorescent, Chemiluminescence, Radioimmunoassay), Analyzers & Reagents, Applications (Infectious Diseases, Cancer, Endocrinology, Cardiology), End Users (Hospitals, Laboratory, Academics)] - Global Forecast to 2018, October, 2013 [online], Available at: http://www.marketsandmarkets.com/Market-Reports/immunoassay-market-436.html [accessed 11.04.2014]

Testing is carried out at three principal locations:20

•

Testing at hospital laboratories: $30 billion annual revenue for eight billion tests in 2011;

•

Testing at CLIA laboratories: $20 billion annual revenue for 3 billion tests in 2011; and

•

Testing at physician office laboratories: $3 billion annual revenue for 1.2 billion tests in 2011.

We are focused on responding to the need for early, accurate diagnostic tests through the development of our proprietary technologies and product prototypes. We intend to develop a range of products over the next 5-10 years. For the year ended December 31, 2013, we spent approximately $2.5 million on research and development activities. For the year ended December 31, 2014, we spent approximately $4.0 million on research and development activities. None of these costs are borne directly by customers.

Our Intended Products

Commercialization of our future products on the clinical IVD market (e.g. for patient diagnosis in hospitals, clinics, etc.), requires government approval (CE Marking in Europe and/or FDA approval in the United States). We plan to begin the approval process in the EU and the United States in 2015. Commercializing our products on the RUO market (e.g. for uses other than patient diagnosis in medical schools, universities and commercial research and development departments, etc.) does not require government approval. However, before any of our products can be sold on the RUO market, they need to successfully complete beta-testing. Beta-testing involves providing the products to a few laboratories to identify and correct any problems in the products. None of the products that we are currently developing are available on the IVD market; however, we began sales in the RUO market in 2014. The products that we are currently developing are described in detail below:

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

Figure 1 – A nucleosome

__________________________

20 Report: The United States Market for In Vitro Diagnostic Tests Mar 18, 2014 [online], Available for purchase at http://www.kaloramainformation.com/United-States-Vitro-8079142/, [accessed 11.12.2014]

Cancer is characterized by uncontrolled and often rapid cell growth which exceeds the corresponding rate of cell death. When cells die, the DNA fragments into individual nucleosomes which are released into the blood as illustrated in Figure 2 below. The cell debris in the bloodstream is eventually recycled back into the body. When a cancer is present, the number of dying cells can overwhelm the recycling process, leaving the excess fragments, including the nucleosomes, in the blood. Importantly, the structure of nucleosomes is not uniform but subject to immense variety, and nucleosomes in cancer cells have differences in structure from those in healthy cells.21

Nucleosomes in cellular DNA
Cell death results in nucleosome release into bloodstream
Double antibody platform system captures and labels nucleosome

Figure 2 – Release of nucleosomes into blood

Blood nucleosome levels can be raised in conditions other than cancer including in auto-immune disease, inflammatory disease, endometriosis, sepsis, and in the immediate aftermath of major trauma (for example following a heart attack, surgery or car accident). Our primary focus is on cancer diagnosis but we also intend to pursue diagnostic opportunities in other disease areas.

To date we have developed 20 NuQ® blood assays that fall into the five main types set forth below and are intended to complement each other and, together, to provide a total solution. To date, we do not have any products available for sale on the IVD market.

•

NuQ®-X: We are currently developing two blood assays in the NuQ®-X family to detect the presence of cancer by detecting nucleosomes containing specific nucleotides.

•

NuQ®-V: We are currently developing three blood assays in the NuQ®-V family to detect cancer by detecting nucleosomes containing specific histone variants. Through our research, we have found that the pattern of blood levels of the different types of histone variants in nucleosomes is different for different cancer types.

•

NuQ®-M: We are currently developing nine blood assays in the NuQ®-M family to detect cancer by detecting nucleosomes containing modified histones, the proteins that package and order DNA into nucleosomes.

•

NuQ®-A: We are currently developing five blood assays in the NuQ®-A family to detect cancer by detecting nucleosome-protein adducts.

•

NuQ®- T: We are currently developing a NuQ®-T assay to detect cancer by detecting total blood nucleosome levels.

Generally, the tests described above are being developed to work in combination, collectively called the NuQ® panel, for the IVD market. In our biggest independent clinical trial to date, we have used the NuQ® panel prototypes to test approximately 938 samples from patients with symptoms associated with colorectal cancer (the “Denmark Trial”). Additionally the NuQ® panel prototypes have been used to test a small number of blood samples from lung and prostate cancer patients.

______________________

21 Fraga MF et al., “Loss of acetylation at Lys16 and trimethylation at Lys20 of histone H4 is a common hallmark of human cancer”, Nature Genetics, Vol 37 (4), p391-400, 2005

NuQ® Research Kits

We have launched our first RUO products for use in cell culture in 2014, although we have decided to focus our limited resources on clinical products in 2015 after our encouraging initial results in the Denmark trials in colorectal cancer. The research products are 96 well semi-manual kits for the simultaneous analysis of 48 samples, the usual format for research products (a 96 well kit can be used to analyze some 48 samples in duplicate). The most expensive component in the manufacture of products is the pairs of antibodies employed. Initially, these are purchased or licensed on a small scale, but we have commenced development of our own antibodies which we believe will reduce costs. Total small scale production costs, for our lowest cost kit is currently $130 per kit. This kit is marketed at $495 to the end user. The more expensive kits currently cost $300 per kit to manufacture and have selling prices between $795 - $1275 per kit. We anticipate a reduction in the production price to approximately $100 per kit, as we continue to develop our own antibodies.

The NuQ® assay technology is proprietary to us so no direct competition exists. However, some competitors manufacture simple generic modified histone ELISA kits, which are the closest competitors currently on the market, to our intended NuQ®-M products. The generic products offered by competitors do not measure modified histones in intact nucleosomes but require chemical extraction of histones from samples prior to use.

The NuQ® research use kits are designed to run on simple instrumentation available from a wide range of suppliers and found in most research laboratories and hospitals. Our own instrument, on which we develop and run the NuQ® tests, is shown in Figure 3 below.

Figure 3 – Example of lab instrument for running ELISA tests

NuQ® Clinical Diagnostic Products

There are three main segments of the clinical IVD market that we intend to adapt our future NuQ® products to in the future.

Centralized Laboratory Market

Centralized laboratories test thousands of blood samples taken from patients everyday mostly using fully automated enzyme-linked immunosorbent assay, or ELISA, systems, commonly known as random access analyzers, usually supplied by one of the global diagnostics companies. Tests run on ELISA systems use components of the immune system and chemicals to detect immune responses in the body. ELISA systems analyze thousands of blood samples every day and can run dozens of different ELISA tests in any combination on any sample and for many samples simultaneously. The systems are highly automated and rapid (as little as 10 minutes for many tests), and can be run at low costs. Additionally, ELISA instruments are used in all major hospitals throughout the United States and Europe and therefore, are well understood by clinicians and laboratory staff. It is more cost-effective and technically simple for hospitals and clinics to run several blood samples simultaneously using ELISA tests compared to non-ELISA tests or alternative methods for screening cancer. All of the NuQ® tests that we are in the process of developing are designed for ELISA systems. A typical example of an automated ELISA system is shown below in Figure 4.

Figure 4 – Example of an Automated ELISA System

One option that may be available to us in the future is to license our Nucleosomics® technology to a global diagnostics company. As of the date of this Report, we do not have an anticipated timeframe for licensing our Nucleosomics® technology.

Another option that may be available to us is to sell manual and/or semi-automated 96 well ELISA plates for use by these laboratories. As of the date of this Report, we have not entered into any discussions or negotiations with diagnostic companies for the sale of ELISA plates.

•

Point-of-Care Devices: Point-of-care devices are small instruments that perform tens of ELISA tests per day rapidly on blood taken from a finger prick. The instruments can be implemented in any oncology clinic and tests can be performed during patient consultations. We intend to contract with an instrument manufacturer to produce these instruments for point-of-care NuQ® testing for the oncologist’s office, general doctor’s office or at home testing. We aim to enter the point-of-care clinical market in Europe in 2017 and in the United States in 2018, as we will first need to adapt test prototypes to these small instruments and demonstrate their success in the greater diagnostics market before these products will be adopted by others in the industry. At this stage of its development, we cannot accurately predict the costs to manufacture these devices or their selling price. As of the date of this Report, we have not entered into any discussions or negotiations regarding the manufacture or sale of these devices. See Figure 5 for an example of a point-of-care device.

Figure 5 – Example of a Point-of-Care Device

The above photograph is an illustration of our intended products. To date, we have no products available for sale on the IVD market and there is no guarantee that any such products will be developed or commercialized on such market.

•

Disposable Tests for Doctor’s Office or Home Use: Disposable tests for use in a doctor’s office or at home are single shot disposable devices which can be provided by a clinician as part of a screening program or purchased over the counter at any chemist shop or pharmacy and test a drop of blood taken from a finger prick. The test can be administered at a doctor’s office using a point-of-care device or performed at home using a home testing kit, neither of which require laboratory involvement. Thus, the patient experiences considerably lower costs using these tests as compared to traditional laboratory tests. The format of the self-use home testing kit is very easy to use and reproduce and does not rely on laboratory processing. There are currently no useful diagnostics tests suitable for mass screening for cancer in general through a simple self-use home testing kit. Figure 6 below shows a basic home use test on the left which displays the results of the test in the two windows, similar to a pregnancy test. The test on the right is more sophisticated and plugs into a meter or the USB port of a computer for analysis and interpretation allowing results to be sent directly to a clinician.

Figure 6 – Examples of Disposable Doctor’s Office or Home Use Tests

The above photograph is an illustration of our intended products. To date, we have no products available for sale on the IVD market and there is no guarantee that any such products will be developed or commercialized on such market.

We intend to contract with a specialist company to adapt the NuQ® test prototypes to the doctor’s office or home use system and to contract with a manufacturer for the production of these tests beginning in 2017. As of the date of this Report, we have not entered into any agreements of contracts with a specialist company or manufacturer. Initially, we intend to sell these tests for professional use only (doctor’s office) and to sell the tests for non-professional home use at a later time. We do not yet have an estimated timeframe for entering into this market. Further, at this early stage of our development, we cannot accurately determine the manufacturing costs or selling price of these tests.

NuQ® tests for non-cancer conditions

Blood nucleosome levels can be raised in conditions other than cancer including in auto-immune disease, inflammatory disease, endometriosis, sepsis, and in the immediate aftermath of major trauma (for example following a heart attack, surgery or car accident). Our primary focus is on cancer diagnosis but we also intend to pursue diagnostic opportunities in other disease areas. Our primary non-cancer focus is the development of a test for endometriosis.

Endometriosis is a progressive gynecological condition that affects one in ten women of childbearing age and approximately 176 million women worldwide. The disease is the leading cause of infertility in women, with up to 40% of all infertile women suffering from endometriosis. At present, there is currently no existing non-surgical diagnostic test for endometriosis. Diagnosis is typically made via invasive and expensive laparoscopy, followed by a histological examination of any lesions found to confirm the diagnosis. Time to diagnosis can take up to 9 years from when the symptoms appear. The lack of a suitable screening test has also held up development of a cure for the disease.

Singapore Volition acquired the patent application for an endometriosis test in June 2011 and we are now in the process of developing the test based on our existing Nucleosomics® technology. We designed the test to be a simple blood test taken at two stages of a woman’s menstrual cycle, during menses and partway through the month. If the two measurements show quantitative differences in total nucleosome level, endometriosis is indicated. We are currently conducting hypothesis-testing and clinical proof of concept work (to demonstrate that the test is feasible and is effective) on the endometriosis test in our laboratory. We completed pilot studies of the test in 2012 and will receive the first samples from The University of Oxford in the first quarter of 2015 as part of a larger endometriosis study. The University of Oxford will provide serum and plasma samples from approximately 350 patients with endometriosis and 150 control patients over a period of two years. The test is too early in its development for us to accurately determinate the manufacturing costs and sale price of the test. The test is not currently being developed for the RUO market.

HyperGenomics®

We are in the process of developing HyperGenomics® tissue and blood-based tests to determine disease subtype following initial diagnosis and to help decide the most appropriate therapy. Although as with the Nucleosomics® RUO kits, we have decided to focus on our clinical Nucleosomics® products in 2015, and only continue with background work in HyperGenomics® until we have the capital and management resources to do multiple programs concurrently.

Selecting the correct treatment approach can significantly improve outcome, reduce side effects and deliver cost savings. The HyperGenomics® tests will be performed on cancer tissue obtained either by biopsy or during surgical resection to determine the cancer subtype and to determine optimal treatment regimens. The HyperGenomics® profiling tests are being developed to provide detailed epigenetic characterization of tumors in a cost effective way. A new protocol for analyzing white blood cells – a precursor to applications in leukemia - was developed in 2012. We commenced development of a bioinformatics pipeline to analyze the complex data sets generated from the biological samples in 2012 and continued development of the algorithms in 2013. We aim to file new in house methodology patents for HyperGenomics® in 2015.

We realized our first revenue of $50,000 from contract research in 2012. We will allocate resources to the HyperGenomics® research kit as soon as is practical given our focus on the Nucleosomics® clinical products in 2015, Beta-testing is expected to take approximately six (6) months to complete once initiated and we expect it to cost approximately $50,000. If beta-testing is successful, we expect to launch HyperGenomics® research kits into the RUO market in Europe and in the United States.

The launch of the HyperGenomics® test into the IVD market in Europe and the United States will follow the commercialization of the test into the RUO market. The estimated timeframe for its launch into the IVD market has not yet been determined and will depend upon the speed of clinical trials and market approval. The HyperGenomics® test is too early in its development for us to accurately determinate the manufacturing costs and sale price of the test.

Validation Studies

We have two main validation studies currently underway in colorectal cancer and two smaller studies:

•

A retrospective symptomatic study with Hvidovre Hospital in Denmark with full access to all Danish national registries and databases analyzing approximately 4,800 previously collected samples from patients with colorectal cancer, polyps or adenomas, benign bowel diseases, or other malignancies, all of whom have undergone a colonoscopy (the “Retrospective CRC Trial”).

The Retrospective CRC Trial is designed to (i) establish a NuQ® profile for the detection of colorectal cancer in an initially blinded cohort (“Phase I”); and (ii) validate that profile in a second blind cohort (“Phase II”). As part of Phase I, at the end of the third quarter 2014, approximately 20% of the Retrospective CRC Trial samples have been analyzed with a combination of NuQ® assays. Additional NuQ® assays are currently being tested on these Phase I samples. Phase II will commence using the best NuQ® assays on the blind sample cohort in 2015 with the results intended to be used to support CE marking of specific NuQ® assays.

•

A prospective colorectal cancer study with Hvidovre Hospital in Denmark with 14,000 samples to be collected over 20-24 months from April 2014 from patients who have had a fecal occult blood test (“FIT Test”). Patients who tested positive following the FIT Test will additionally have a colonoscopy and we have full access to these results and the patient’s medical history. It is anticipated that 8,000 samples will be collected from patients who tested positive following a FIT Test and 6,000 samples from patients tested negative. The Prospective CRC Study is designed to evaluate the performance of the validated NuQ® panel from the Retrospective CRC Trial in a large non-symptomatic cohort. The samples will be analyzed in batches throughout the collection period.

•

A prospective colorectal cancer study with CHU-UCL Mont Godinne Hospital in Belgium with approximately 250 patients with suspected colorectal cancer to be collected. Collection began in 2012 and was completed in the fourth quarter of 2014. The trial supported the early clinical development of our non-invasive cancer detection blood tests for colorectal cancer.

•

A retrospective study to evaluate NuQ® assays in a treatment selection setting to distinguish anaplastic cancer, a particularly aggressive form of prostate cancer, from typical castration resistant prostate cancer (CRPC), the less aggressive form.

We are also conducting a large prospective study with University Hospital in Bonn, Germany on approximately 4,000 patients to be collected to evaluate the performance of our assays on patients with the twenty most prevalent cancer types. We intend to commence testing the first samples from this study in 2015.

During the fifteen months preceding the date of this Report, we have announced the following preliminary results from our trials:

•

November 7, 2013: Tested 90 samples taken from patients using one NuQ® assay. Detected 75% of patients with colorectal cancer, or CRC, at 70% specificity compared to healthy samples. The results were validated in a second set of 113 samples taken from patients with CRC. Presented at CNAPS conference, Baltimore, USA. Also published in May 2014 Anticancer Research journal http://ar.iiarjournals.org/content/34/5/2357.abstract?etoc.

•

December 2, 2013: Tested 39 samples taken from patients using a combination of two NuQ® assays. Detected 85% of patients with CRC at 85% specificity and over 50% of patients with precancerous polyps. Presented at the Clinical Genomics and Informatics Europe Conference, Portugal.

•

March 17, 2014: Tested serum and plasma samples from 39 patients referred for colonoscopy; 9 patients newly diagnosed with prostate cancer; and 10 male control subjects. Detected 85% of patients with CRC at 85% specificity. Detected over 50% of patients with precancerous polyps. Detected approx. 80% of patients with prostate cancers at 70% specificity. Profiles of two cancers shown to be different. Presented at The International Society of Oncology and Biomarkers Congress (ISOBM), Barcelona, Spain.

•

September 11, 2014: Tested 938 samples taken from patients aged over 50 years with symptoms indicative of colorectal cancer. Samples were collected between 2010 and 2012 from patients with CRC, polyps or adenomas, benign bowel diseases or other malignancies or symptoms, all of whom have undergone a colonoscopy. Under the trials’ design, we can have anonymized access to the Danish national registries and databases in relation to these samples. Results were age and gender adjusted and all the figures are cancer/polyps versus no comorbidities and no co findings at a specificity of 78%. Samples tested using a three NuQ® assay panel. Detected 84% of patients with CRC including early and late stage CRC, and 60% of patients with precancerous polyps. Presented at the 2014 Aegis Capital Healthcare & Technology Conference, Nevada, USA.

•

October 9, 2014: Additional analysis performed on 830 of the 938 samples tested from patients aged over 50 years with symptoms indicative of CRC the results of which were first announced on September 11, 2014. Among the 830 subjects, a total of 59 CRC cases were identified by colonoscopy, including 35 colon cancer and 24 rectal cancer cases. Of the 59 CRC cases, the NuQ® blood test was able to detect both early (I or II) and late (III or IV) stage cases as summarized in the following table:

Stage of Colorectal Cancer	Stage of Colorectal Cancer	Number of Cancer Cases Identified by NuQ® Test	Corresponding Percentage of Cancer Cases Identified by NuQ® Test
Early	Stage I	6 of 8	75%
Early	Stage II	19 of 20	95%
Late	Stage III	16 of 20	80%
Late	Stage IV	9 of 11	82%

Presented at the 9th International Conference of Anticancer Research, Greece.

•

November 24, 2014: Pilot lung cancer study tested both sputum (airway secretions, or mucus coughed up from the lower respiratory tract) and blood samples from the same 46 patients with either non-small cell lung cancer, chronic obstructive pulmonary disease (COPD) or with no disease (healthy) across various NuQ® assay panels. In sputum samples, our NuQ® test was able to detect 18 of 21 lung cancer cases (85%) with no false positive results for healthy subjects (0 of 13) and discriminate lung cancer from COPD. The sputum assay data is age and smoking independent. In blood the NuQ® assays were able to detect 16 of the 21 patients with cancer (76%) with a single false positive result from a healthy subject (1 of 13) and also able to discriminate lung cancer from COPD. The blood assay data is adjusted for age and smoking risk. Presented at the the Science for Business BioWin Day 2014 in Louvain-la-Neuve, Belgium.

•

January 7, 2015: Tested 60 samples taken from patients using a panel of 5 NuQ® assays; 25 patients diagnosed with stage IIa or stage IIb pancreatic cancer; 10 patients with other pancreatic diseases including chronic pancreatitis, intraductal papillary mucinous neoplasm (IPMN; a pre-cancerous condition which may lead to pancreatic cancer), serous cystadenoma (a benign tumor) and tubular adenoma in papilla vateri (another type of benign tumor); and 25 samples taken from healthy subjects. Our NuQ® test was able to detect 21 of the 25 pancreatic cancer cases from healthy subjects (84% sensitivity), with only two false positive results among the 25 healthy subjects (92% specificity). Furthermore, the same panel of NuQ® assays was able to distinguish 19 of the pancreatic cancer cases (76% sensitivity) from all other subjects including healthy subjects and those with other pancreatic diseases with only a single false positive for one healthy subject and two false positives for subjects with other pancreatic diseases, one of which was a subject with pre-cancerous IPMN condition (91% specificity).

Intellectual Property

We hold or have applied for nine families of patents covering the products currently being developed. One is licensed from a world-class research institution, one is licensed from a pharmaceutical company and seven are authored by our subsidiaries.

Nucleosomics® Intellectual Property

•

Singapore Volition held an exclusive license to the following patent from Chroma Therapeutics Limited until February 20, 2015, when it purchased this patent from Chroma Therapeutics Limited:

Nucleosomics® WO2005019826: Detection of Histone Modifications in Cell-Free Nucleosomes (Patent that underlies the NuQ®-M tests)

Application Date: August 18, 2003

Status: Granted in Europe; Pending in United States

•

Singapore Volition holds the worldwide exclusive license in “the field of cancer diagnosis and cancer prognosis” for the following patent from the European Molecular Biology Laboratory:

EMBL Variant Patent WO2011000573: Diagnostic Method for Predicting the Risk of Cancer Recurrence based on MacroH2A Isoforms

Application Date: July 2, 2009

Status: Granted in Australia and China; Pending in Europe, United States, Canada, South Africa, India, Brazil, Japan, Singapore

•

Belgian Volition authored the following patent application covering its total NuQ® assay technology:

NuQ® Patent UK1115099.2 and U.S. 61530300: Method for Detecting Nucleosomes

Application Date: September 1, 2011

Status: Pending in Europe, United States

•

Belgian Volition authored the following patent application covering its NuQ®-V technology:

NuQ®-V Patent UK1115098.4 and U.S. 61530304: Method for Detecting Nucleosomes containing Histone Variants

Application Date: September 1, 2011

Status: Pending in Europe, United States, Canada, Australia, South Africa, India, Brazil, Japan, China, Singapore, Russia, South Korea, Mexico

•

Singapore Volition authored the following patent application covering its NuQ®-X technology:

NuQ®-X Patent UK1115095.0 and U.S. 61530295: Method for detecting Nucleosomes containing Nucleotides

Application Date: September 1, 2011

Status: Pending in Europe, United States, Canada, Australia, South Africa, India, Brazil, Japan, China, Singapore, Russia, South Korea, Mexico

•

Singapore Volition authored the following patent application covering a NuQ®-A blood test for detecting nucleosome adducts of cancer origin that circulate in the blood of cancer patients. The patent application covers both the use of these adducts as biomarkers and the methods for their detection.

NuQ®-A Patent UK112130.5 and U.S. 61568090: Method for detecting Nucleosome Adducts

Application Date: December 7, 2011

Status: Pending in Europe, United States, Canada, Australia, South Africa, India, Brazil, Japan, China, Singapore, Russia, South Korea, Mexico

•

Singapore Volition authored the following patent application covering NuQ®-M blood tests for detecting nucleosomes containing modified histones of cancer origin that circulate in the blood of cancer patients. The patent application covers methods for their detection.

NuQ®-M US1770893: Method for detecting Histone Modifications in Nucleosomes

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

Endometriosis Intellectual Property

•

Singapore Volition authored the following patent application for its endometriosis test:

Endometriosis Diagnostic UK1012662.1: Method for Detecting the Presence of a Gynaecological Growth

Application Date: July 28, 2010

Status: Granted in Australia; Pending in United States, Canada, Europe

Future Intellectual Property Strategy

We intend to continue our development of the Nucleosomics® and HyperGenomics® technologies and will continue to apply for patents for future product developments. Our strategy is to protect the technologies with patents in Europe and the U.S. The protection of the technologies underlying products will then provide multiple cover for each product. We believe that this will provide:

•

Market exclusivity through multiple protection for each future product.

•

Full protection reaching at least to 2031 for each new product developed using the NuQ®-X, NuQ®-V and NuQ®-A technologies.

Trademarks

We also own a number of trademarks that protect our marks including “NuQ®,” “Nucleosomics®” and “HyperGenomics®.”

Government Approval

All of our intended products are designed to be non-invasive, meaning they cannot harm the subject other than through misdiagnosis. Our strategy is to go through the process of obtaining regulatory approval for IVD products to be used clinically on cancer patients. Conformité Européenne, or CE Marking, is a mandatory conformity mark for certain products placed on market in the European Union including, medical devices and IVD tests. CE Marking ensures that the manufacturer’s product conforms to the essential requirements of the relevant European health, safety and environmental protection legislation. We intend to first focus on obtaining regulatory approval in Europe (CE Marking), due to the grant of the NuQ® patent in Europe and the relatively fast European CE Marking process. We currently anticipate this will be followed closely by licensing to CLIA labs for a LDT in the United States, and/or regulatory submissions in the United States and in the rest of the world. In many territories, the European CE Mark is sufficient to place products on the clinical market and, where it is not, it often simplifies the regulation processes. To date, we have not begun the CE Marking or FDA approval process for any of our tests currently under development.

Europe–CE Marking

Manufacturers in the European Union and abroad must meet CE Marking requirements, where applicable, in order to market their products in Europe. The CE Mark certifies that a product has met EU health, safety, and environmental requirements which ensure consumer safety.

To receive the CE Mark, our diagnostic products must meet certain requirements as set forth in the In-Vitro Diagnostic Medical Devices Directive. The requirements to procure CE Marking for In-Vitro Diagnostic Medical products are:

•

analytical validation of the products;

•

clinical validation of the products (which can be retrospective clinical studies using biobank patient samples, i.e. blood samples from historic patients);

•

implementation of regulatory compliant manufacture;

•

implementation of a Quality System; and

•

certification from the International Organization for Standardization (this last requirement is not technically required but will aid the regulatory approval process in Europe and the United States).

We are currently engaged in the first two requirements listed above for the first NuQ®-X assay. The remaining requirements listed above are general requirements that apply to all of our intended products. In compliance with the In-Vitro Diagnostic Medical Devices Directive and the CE Marking process, we have ensured that all development and validation is carried out in a manner consistent with regulatory approval. Additionally, we have maintained proper records so that our future products can be approved as quickly and simply as possible. We have engaged a regulatory advisor to lead the Company in meeting the last requirement for all of our future products. All of these requirements must be completed prior to the submission of an application for CE Marking. We will submit applications, which will contain a dossier of all relevant analytical, clinical and manufacturing data following retrospective clinical studies which we expect will require a total of approximately six (6) months to complete. We estimate the cost of obtaining CE Marking will be approximately $500,000 per NuQ® panel. We expect to apply for CE Marking for the NuQ®-X assay in 2015. Sales of our clinical products can occur in Europe once CE Marking has been granted.

In Europe, IVD companies are able to self-certify that they meet the appropriate regulatory requirements and are subject to inspection for enforcement. European agencies, conduct market surveillance to ensure the provisions of the applicable Directive have been met for products marketed within the European Union. In pursuit of this goal, surveillance authorities will:

•

audit commercial, industrial and storage premises;

•

visit work places and other premises where products are put into service and used;

•

organize random checks; and

•

take samples of products for examination and testing.

If a product is found to be noncompliant, corrective action will depend on and be appropriate to the level of noncompliance. Others responsible for the noncompliance of the product will be held accountable as well. Penalties, which may include imprisonment, are determined by national law.

U.S–Laboratory Developed Test

A laboratory-developed test, or LDT, is a type of in-vitro diagnostic test that is designed, manufactured and used within a single laboratory. LDTs can be single or multianalyte tests used to help diagnose a patient’s state of health. LDTs cannot be used directly for disease screening, as the FDA would regulate this.

The FDA, while it always has claimed the power to regulate LDTs, historically has not enforced the more stringent premarket review and other applicable FDA requirements for many LDTs, especially the relatively simple lab tests that are available on a limited basis. FDA refers to its prior decision to not overtly regulate LDTs as involving its exercise of “enforcement discretion.”  In the absence of the FDA actively regulating LDTs, the primary federal agency exercising control over LDTs has been the Centers for Medicare & Medicaid Services, or the CMS, under the Clinical Laboratory Improvement Amendments, or CLIA. A CLIA certified laboratory is required to determine, validate and submit performance characteristics on around 50 known and 50 unknown samples including:

•

Accuracy;

•

Precision;

•

Analytical sensitivity;

•

Analytical specificity to include interfering substances;

•

Reportable range of test results for the test system;

•

Reference intervals (normal values); and

•

Any other performance characteristic required for test performance.

On July 31, 2014 the FDA notified Congress of the Agency’s intent to issue a draft oversight framework for LDTs based on risk to patients rather than whether a conventional manufacturer or a single laboratory made them. The FDA issued draft guidance on October 3, 2014 regarding its oversight of LDTs which was subject to public comment until February 2, 2015. This oversight includes pre-market review for higher-risk LDTs although the framework would be phased in over many years. There is uncertainty regarding the impact and even the legal status of the FDA’s decision with challenges expected in the US courts. The initial focus for the FDA is on high-risk test categories which includes definitive diagnosis in the absence of a confirmatory technique. Within a CLIA lab, specific claims for use of the Nucleosomics® technology will therefore be limited, for example, to adjunctive diagnostics, such as identification of circulating blood nucleosomes associated with colorectal cancer. Confirmation of diagnosis will be provided by colonoscopy as with the fecal test.

We do not intend to establish a CLIA laboratory in the United States due to the costs and time frame associated with this. Pending completion of our review of the regulatory environment in the United States, including the effect of the Draft Guidance, we aim initially to enter the United States market by identifying a licensing partner for the Nucleosomics® technology for establishment of an LDT for adjunctive diagnostics to aid in colorectal cancer diagnosis.

United States–FDA Approval

Our diagnostic products are designated as “medical devices” by the FDA. Among other things, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical devices distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets. We estimate the cost of obtaining FDA approval to be approximately $5 million per product. FDA approval is more expensive and will likely take at least twice as long as CE Marking in Europe.

Unless an exemption applies, each medical device that we wish to market in the United States must first receive either clearance of a 510(k) pre-market notification or approval of a Product Market Approval, or PMA, from the FDA. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can take significantly longer and clearance is never guaranteed. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years and approval is not guaranteed. The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency determines is associated with the device and a determination of whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either Class I or II. Class III devices are those devices which are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device. In the United States, cancer diagnostics usually are considered Class III products, the highest classification (in Europe, cancer diagnostics are not in the high classification group except for home use). As such, our future products may have to undergo the full PMA process of the FDA.

A clinical trial may be required in support of a 510(k) submission and is generally required for a PMA application. These trials generally require an effective Investigational Device Exemption, or IDE, from the FDA for a specified number of patients, unless the product is exempt from IDE requirements or deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin 30 days after the submission of the IDE application unless the FDA or the appropriate institutional review boards at the clinical trial sites place the trial on clinical hold.

Once the application and approval process is complete and the product is placed on the clinical diagnostics market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements. The FDA may impose limitations or restrictions on the uses and indications for which the product may be labeled and promoted. Medical devices may only be marketed for the uses and indications for which they are cleared or approved. FDA regulations prohibit a manufacturer from promoting a device for an unapproved or “off-label” use. Manufacturers that sell products to laboratories for research or investigational use in the collection of research data are similarly prohibited from promoting such products for clinical or diagnostic tests.

Further, our future manufacturing processes and those of our future suppliers will be required to comply with the applicable portions of the FDA’s Quality Systems Regulations, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our intended products. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

Product Development and Plan of Operations

NuQ® Assays (Cancer and Other Conditions):

•

Research Use Only Market

▪

The NuQ® suite of assays has been released for the RUO market.

•

In-Vitro Diagnostics Market

▪

CE Marking (Europe): A pilot NuQ® panel of 3 assays underwent external third party retrospective clinical validations during 2012 which took approximately nine (9) months to complete. A larger NuQ® panel of assays commenced large scale retrospective clinical validations in 2013 which will continue during 2015. Once the retrospective validations are completed, the tests will be submitted for CE Mark approval. We estimate the cost of obtaining CE Marking will be approximately $500,000.

▪

FDA Approval (United States): FDA approval is expected to require longer large scale prospective clinical validation studies and is expected to commence in 2015 and be completed in 2017. When completed, the data will be submitted to the FDA for United States market approval. We estimate the cost of obtaining FDA approval will be approximately $5 million.

We completed initial external testing on a variety of cancers in 2012-2013 based on our Nucleosomics® technology. Cancers were selected by medical need and commercial value and large scale retrospective (CE Mark) and prospective (FDA) clinical validation studies for the cancers identified as most promising in the 2012 studies commenced in 2013. We expect to produce a rolling pipeline of products for different types of cancers over the next three (3) to five (5) years.

NuQ® Clinical Diagnostic Products:

•

Centralized Laboratory Market

▪

License of Nucleosomics® technology to a global diagnostics company: We may license our Nucleosomics® technology on a non-exclusive basis to a global diagnostics company. The approximate licensing fees have not yet been determined. As of the date of this Report, we have not entered into any agreements with diagnostic companies or established an anticipated timeframe for licensing our Nucleosomics® technology.

▪

Sell manual and/or semi-manual ELISA plates to centralized laboratories: We may sell manual and/or semi-automated 96 well ELISA plates for use by centralized laboratories. The approximate manufacturing costs or sales price have not yet been determined. As of the date of this prospectus, we have not entered into any discussions or negotiations with diagnostic companies or established an anticipated timeframe regarding the sale of ELISA plates.

▪

Point-of-Care Devices: We intend to enter the point-of-care clinical market in Europe in 2017 and in the United States in 2018. The approximate manufacturing costs or sales price per device have not yet been determined. As of the date of this Report, we have not entered into any discussions or negotiations regarding the manufacture or sale of these devices.

▪

Disposable Tests for Doctor’s Office or Home Use: We intend to contract with a specialist company to adapt the NuQ® tests to the doctor’s office or home use system and to contract with a manufacturer for the production of these tests. The sale of these tests will initially be for professional use only (doctors) and will likely be released at a later time for non-professional home use. The approximate manufacturing costs or sales price per test have not yet been determined. As of the date of this Report, we have not entered into any discussions or negotiations with a specialist company or manufacturer. We do not yet have an estimated timeframe for the manufacture or sale of these tests.

If we do not have enough funds to fully implement our business plan, we will be forced to scale back our plan of operations and our business activities, increase our anticipated timeframes to complete each milestone or seek additional funding. In the event that additional financing is delayed, we will prioritize the maintenance of its research and development personnel and facilities, primarily in Belgium, and the maintenance of our patent rights. However the development of the current pipeline of intended products for the RUO market would be delayed, as would clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. In the event of an ongoing lack of financing, we may be obliged to discontinue operations.

Sales and Marketing Strategy

The first sales of our NuQ® products were for the RUO market, as the RUO market does not require government approval, as compared to the clinical IVD market. We have however decided to focus our efforts on launching our first products in the clinical market in the EU given our very encouraging results in Denmark, the much larger potential of the IVD market and our limited resources, which require us to focus our efforts. Pending completion of our review of the regulatory environment in the United States, including the effect of the Draft Guidance, we aim to enter the United States market by adopting a licensing model to a CLIA laboratory in the United States. Our RUO products are available for sale to researchers via our product website, http://www.nucleosomics.com and through a contracted distributor.

We intend to primarily sell our RUO products through distribution agreements in those markets and territories where we have no real prospect of obtaining traction alone or where the entry barriers are high. We plan to enter into tightly drawn distribution agreements outlining the territory and sectors to be covered. We will maintain control through strict oversight and by centralized production centers that will provide supplies to distributors. We estimate such distributors will take approximately 30-40% of the sales prices of any products sold through these channels. We have entered into three distribution agreements. The first wholesale order of these RUO products commenced in June 2014.

Our future products will require several dynamic and evolving sales models tailored to different worldwide markets, users and products. Pending completion of our review of the regulatory environment in the United States, including the effect of the Draft Guidance, we will combine a licensing and sales strategy focused on the IVD products through 2015. We intend to license NuQ® tests for LDT use in the United States and to progressively grow sales volumes after CE marking in Europe and FDA approval in the United States with sales to centralized laboratories and eventually reach the mass diagnostics testing market. The sales strategy will evolve as we continue to develop our intended products and seek entry into the IVD markets.

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

Both United States federal and state governmental agencies continue to subject the health care industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the federal government will continue to scrutinize, among other things, the marketing, labeling, promotion, manufacturing and export of diagnostic health care products. Our diagnostic products fall within the medical device category and are subject to FDA clearance or approval in the United States. The FDA has historically exercised enforcement discretion over tests developed by and used within single laboratories, known as LDTs. The CMS has regulated laboratories, including those that develop LDTs, under the Clinical Laboratory Improvement Amendments (42 U.S.C. 263a) since 1988. Reagents used for the production of LDTs (Analyte Specific Reagents) are subject to less overt FDA regulation and can be sold to clinical laboratories to perform high complexity testing provided such tests are developed are labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. We believe that Analyte Specific Reagents that we have developed, including antibodies with specificity for histone modifications and histone variants, may be sold to clinical reference laboratories in the United States and do not currently require FDA approval or clearance. However, on October 3, 2014, the FDA issued draft guidance implementing a new framework for the regulation of LDTs, which could include pre-market review. As these regulations are not yet final, we cannot be sure that the FDA will not require that one or more of our reagents would require premarket approval. Further, we cannot guarantee that the FDA would consider licensing of our intellectual property as labeling, which would subject the Analyte Specific Reagents we supply to FDA regulation including, but not limited to, PMA.

The FDA has recently proposed a new regulatory oversight framework for LDTs which, if adopted as proposed, will continue the FDA’s current enforcement discretion for traditional LDTs that are:

•

designed, manufactured and used within a single laboratory;

•

manufactured and used by a health care facility laboratory (such as one located in a hospital or clinic) for a patient that is being diagnosed and/or treated at that same health care facility or within the facility’s healthcare system;

•

comprised only of components and instruments that are legally marketed for clinical use; and

•

interpreted by qualified laboratory professionals without the use of automated instrumentation or software for interpretation.

The proposals were subject to public comment until February 2, 2015. Changes in the FDA position could negatively affect our operations.

Please refer to the section above titled “Government Approval” for additional information regarding the draft guidance.

The federal government also has increased funding in recent years to fight health care fraud, and various agencies, such as the United States Department of Justice, the Office of Inspector General of the Department of Health and Human Services, or OIG, and state Medicaid fraud control units, are coordinating their enforcement efforts.

In Europe, medical devices are regulated by self-certification through the CE mark system. Under the system, developers and manufacturers must operate a Quality System and validate medical devices in a limited clinical trial to demonstrate the manufacturer has met analytical and clinical performance criteria. Volition is implementing an International Organization for Standardization standard - ISO 13485 - quality management system for the design and manufacture of medical devices. ISO 13485 addresses managerial awareness of regulatory requirements, control systems, inspection and traceability, device design, risk and performance criteria as well as verification for corrective and preventative measures for device failure. Medical device companies such as ours are subject to pre-market compliance assessments from Notified Bodies, a certification organization which the national authority (the competent authority) of a European member state designates to carry out one or more of the conformity assessment procedures. ISO 13485 certification establishes conformity to specific European Union directives related to medical devices and allows CE marking and sale of the device.

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

Please refer to the section above titled “Government Approval” for additional information.

Competition

We believe that our main competitor in the blood-based diagnostic market is Epigenomics AG. Epigenomics has European approval for its methylated DNA based PCR tests in colon cancer (Epi proColon®) and lung cancer (Epi proLung). In colon cancer, our main target market, we face potential competition from alternative procedures including flexible sigmoidoscopy, colonoscopy and virtual colonoscopy as well as traditional tests such as the guiac and immunochemical FIT Tests. Exact Sciences Corporation has recently received FDA approval and reimbursement approval for its stool-based DNA screening test. We anticipate facing competition primarily from large healthcare, pharmaceutical and diagnostic companies such Epigenomics AG and Exact Sciences Corporation, as well as others such as Abbott Laboratories Inc., Cepheid Inc., Philips, GE Healthcare, Siemens, Gen-Probe Incorporated, MDxHealth SA, Roche Diagnostics and Sequenom, Inc.

We hope that our future products will have a competitive edge compared to those offered by competitors on the basis that our tests are being developed to be accurate, cost-effective and attractive from a government reimbursement perspective, easy to use, non-invasive, technologically advanced, compatible with ELISA systems, based on strong intellectual property and to be used for mass screenings.

Many of our anticipated competitors have substantially greater financial, technical, and other resources and larger, more established marketing, sales and distribution systems than we will have. Many of our competitors also offer broad product lines outside of the diagnostic testing market and have brand recognition. Moreover, our competitors may make rapid technological developments that may result in our intended technologies and products becoming obsolete before we are able to enter the market, recover the expenses incurred to develop them or generate significant revenue. Our success will depend, in part, on our ability to develop our intended products in a timely manner, keep our future products current with advancing technologies, achieve market acceptance of our future products, gain name recognition and a positive reputation in the healthcare industry, and establish successful marketing, sales and distribution efforts.

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

On February 29, 2012, Belgian Volition entered into a lease agreement for larger laboratory and office space at 20A Rue de Séminaire, 5000, Namur, Belgium for approximately $5,091 per month commencing April 1, 2012 for a leasing term of two years and eight months. Additionally, Belgian Volition shall pay $1,992 per month as a provision against expenses.   Commencing December 1, 2014 the lease was extended for an additional leasing term of two years at approximately $5,590 per month. Additionally, Belgian Volition shall pay $970 per month as a provision against expenses.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to claims, counter claims, suits and other litigation of the type that generally arise from the conduct of our business. We are not aware of any threatened or pending litigation that we expect will have a material adverse effect on our business operations, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock was quoted on the OTC Bulletin Board from April 12, 2007 under the symbol “SNDC.OB.”  Effective October 11, 2011 our symbol was changed to “VNRX.OB” to reflect the Company’s name change.  Because we were quoted on the OTC Bulletin Board, our securities may have been less liquid, received less coverage by security analysts and news media, and generated lower prices than might otherwise be obtained if they were listed on a national securities exchange. On February 6, 2015, we up-listed our common stock onto the NYSE MKT.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB for 2014 and 2013 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter (Jan. 1–Mar. 31)	Second Quarter (Apr. 1–Jun. 30)	Third Quarter (Jul. 1–Sept. 30)	Fourth Quarter (Oct. 1–Dec. 31)
2013–High	2.90	3.00	2.22	2.79
2013–Low	1.31	2.00	0.25	1.25
2014–High	3.25	2.75	9.28	4.32
2014–Low	2.05	1.30	1.45	3.25

Record Holders

As at March 18, 2015, an aggregate of 17,934,715 shares of our common stock were issued and outstanding and were owned by approximately 223 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

1.

Quarterly Issuances

On or about October 3, 2014, 50,000 warrants were exercised for total proceeds of $123,500. As a result, an aggregate total of 50,000 shares of common stock were issued at a price of $2.47 per share to 1 U.S. Accredited Investor.

On or about October 9, 2014, the Company issued 91,757 shares of common stock to 7 non-U.S. investors and 10 U.S. Accredited Investors at a price of $2.50 per share, for an aggregate amount of $229,393.

On or about November 17, 2014, the Company issued 237,500 shares of common stock at a price of $3.00 per share for net cash proceeds of $654,464 was issued to 15 U.S Accredited Investors,.  $57,000 had been paid in fees to an agent and $1,036 was paid in escrow fees and charges

On or about November 21, 2014 the Company issued 3,115 shares of common stock at a price of $3.00 per share for cash proceeds of $9,345 to 6 U.S. Investors and 6 non-U.S. investors.

The shares issued to the U.S. Accredited Investors above were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. The shares issued to the non-U.S. Investors were issued pursuant to Rule 903 of Regulation S, as more specifically set forth below, on the basis that the investor was not a “U.S. person” as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. person, and the sale of the shares was completed in an "offshore transaction”.

2.

Subsequent Issuances

On February 6, 2015 The Company issued 2,475,000 shares of common stock at a price of $3.75 to 3 U.S. Underwriters, for net cash proceeds of $8.5 million

On February 13, 2015, 343,383 shares of common stock were issued at a price of $3.75 per share to 3 U.S. Underwriters.  Net proceeds of $1.2 million were received.

On February 23, 2015, 25,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds of $55,000.  As a result a total of 25,000 shares of common stock were issued to 1 U.S. Accredited Investor.

On March 6, 2015, 400,000 shares of common stock were issued at a price of $3.75 per share to 5 non-U.S. Investors, for net cash proceeds of $1.4 million.

The shares issued to the U.S. Accredited Investors above were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, as more specifically set forth below, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D.

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

On August 18, 2014, The Company granted options to purchase 670,000 shares. These options vest in two equal tranches, the first tranche vests on February 18, 2015.  The second tranche vests on February 18, 2016. All the options expire four years after their vesting dates. The exercise prices are $2.50 for options vesting in the first year and $3.00 for options vesting in the second year. On August 18, 2014, The Company granted options to purchase 60,000 shares. These options vest in equal six monthly installments over three years, starting six months after the date of grant, and expire three years after the vesting dates. The exercise prices are $3.00 for options vesting in the first year, $4.00 for options vesting in the second year, and $5.00 for options vesting in the third year.

During the year ended December 31, 2014, 60,000 options expired, following the cessation of a consultant’s contract.

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

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash of $2,138,964 and other current assets of $196,754.  The Company had current liabilities of $2,713,077.  This represents a working capital deficit of $377,359. Current liabilities include an amount of $1,577,640 in respect of a derivative liability. After excluding this liability there is an operating working capital surplus of $1,200,281.

On February 6, 2015, the Company received $8.5million net proceeds for 2,475,000 shares of common stock for an aggregate purchase price of $3.75 per share concurrent with an up-listing to the NYSE MKT.  In addition, on February 13, 2015, 343,383 shares of common stock were issued at a price of $3.75 per share, with net proceeds of $1.2 million being received, and on March 6, 2015, 400,000 shares of common stock were issues at a price of $3.75 per share, with net proceeds of $1.4 million.

We intend to use our cash reserves to predominantly fund further research and development activities. We do not currently have any substantial source of revenues and expect to rely on additional future financing, through the sale of additional stock by way of private placement, but there is no assurance that we will be successful in raising further funds.

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

Results of Operations

Year Ended December 31, 2014

The following table sets forth the Company’s results of operations for the year ended on December 31, 2014 and the comparative period for the year ended December 31, 2013.

	Year	Year		Percentage
	Ended	Ended	Increase/	Increase/
	December 31, 2014	December 31, 2013	Decrease	Decrease
	($)	($)	($)	(%)
Revenues	14,785	-	14,785	-

Operating Expenses	(5,952,200)	(4,575,912)	(1,376,288)	30%
Net Other (Expenses)/Income	(2,276,114)	865,623	(3,141,737)	-363%
Income Taxes	-	-	-	-

Net Loss	(8,213,529)	(3,710,289)	(4,503,240)	121%

Basic and Diluted Loss Per Common Share	(0.61)	(0.34)	(0.27)	79%

Weighted Average Basic and Diluted Common Shares Outstanding	13,435,253	10,832,369	2,602,884	24%

Revenues

The Company had revenues of $14,785 from operations in the year ended December 31, 2014, compared to no revenues in the comparative period for the year ended December 31, 2013. The Company’s operations are still predominantly in the development stage.

Operating Expenses

For the year ended December 31, 2014, the Company’s operating expenses increased by $1,376,288, or 30%. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.  Salaries and office administrative fees showed an increase of $408,991 over 2013 expenses.  This is mainly explained by an increase in share option amortization expense of $248,211, following additional share options being granted in August 2014.  Other expense areas to increase included the cost of $42,055 for warrants issued to consultants and Chief Financial Officer fees of$77,659.  Research and development expenses increased by $1,540,258, due to an increase of $366,650 spent on a new Danish Study in 2014, an increase of $191,701 in share option expense and an increase of $172,915 in net payroll costs, the latter was mainly due to an increase in headcount.  There was also an increase in patent costs of $229,782 year on year.  Samples, antibody purchases and associated costs also increased by $172,630. Professional fees decreased by $88,006.  This is explained in part by the fact that P.R. fees were reduced by $250,833 in 2014, offset by an increase in share options expense, legal and investor relations fees.  General and administrative expenses decreased by $134,955 year on year.  This is mainly related to a decrease in fundraising services costs in the Income Statement in 2014.

In comparison, for the year ended December 31, 2013, the Company’s operating expenses increased by $437,894, or 11% from 2012. Operating expenses are comprised of salaries and office administrative fees, research and development expenses, impairment of patents, professional fees, and other general and administrative expenses.  Salaries and office administrative fees were materially unchanged. Research and development expenses decreased by $269,377, due principally to a reduction of $383,291 in share option expense offset by an increase of $120,828 in net payroll costs, the latter primarily reflecting an increase in headcount. Impairment of patents was $350,000 (2012 $Nil) due to discovery of an earlier filed patent similar to one licensed by the Company. Professional fees increased by $371,256 due to additional fees for public relations and investor relations services to raise the profile of the company. General and administrative expenses decreased by $14,031 due to a reduction in fundraising services expense.

Net Other Expenses/Income

For the year ended December 31, 2014, the Company recorded net other expenses of $2,276,114, representing other income of $143,987, relating to grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay, offset against a loss of $2,420,101, relating to the valuation of a derivative liability, resulting from the issuance of 1,500,000 warrants attached to the issuance of 1,500,000 shares, together with 30,975 warrants issued to agents on February 26, 2014.  On October 31, 2014, 1,121,225 of the aforementioned warrants had their terms changed and ceased to be a derivative liability.

For the year ended December 31, 2013, the Company recorded other income of $865,623, representing grant funds received.

Net Loss

For the year ended December 31, 2014, our net loss was $8,213,529, an increase of $4,503,240 or 121% over the comparative period for the year ended December 31, 2013. The change is a result of the changes described above.

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

The Company has limited operations and is considered to be in the development stage. In the quarterly period ended September 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to the development stage.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VolitionRx LTD

We have audited the accompanying consolidated balance sheets of VolitionRx LTD (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of VolitionRx LTD as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated losses of $19,509,451 and negative cash flows from operations as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 18, 2015

VOLITIONRX LIMITED

(Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2014 $	December 31, 2013 $

ASSETS

Cash	2,138,964	888,704
Prepaid expenses	144,095	82,135
Other current assets	52,659	34,612

Total Current Assets	2,335,718	1,005,451

Property and equipment, net	288,585	63,265
Intangible assets, net	808,726	1,002,043

Total Assets	3,433,029	2,070,759

LIABILITIES

Accounts payable and accrued liabilities	797,909	518,086
Management and directors’ fees payable	146,016	222,294
Derivative Liability	1,577,640	-
Deferred grant income	191,512	216,894

Total Current Liabilities	2,713,077	957,274

Grant repayable	351,773	432,811

Total Liabilities	3,064,850	1,390,085

STOCKHOLDERS’ EQUITY
Preferred Stock Authorized: 1,000,000 shares, at $0.001 par value Issued and outstanding: Nil shares and Nil respectively	-	-
Common Stock
Authorized: 100,000,000 shares, at $0.001 par value

Issued and outstanding: 14,691,332 shares and 11,679,757 respectively	14,691	11,680
Additional paid-in capital	19,966,771	12,024,711
Accumulated other comprehensive loss	(103,832)	(59,795)
Accumulated Deficit	(19,509,451)	(11,295,922)

Total Stockholders’ Equity	368,179	680,674

Total Liabilities and Stockholders’ Equity	3,433,029	2,070,759

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

	For the year ended December 31, 2014 $	For the year ended December 31, 2013 $

Revenue	14,785	-

Expenses

General and administrative	299,051	434,006
Professional fees	533,716	621,722
Salaries and office administrative fees	1,075,410	666,419
Research and development	4,044,023	2,503,765
Impairment of patents	-	350,000

Total Operating Expenses	5,952,200	4,575,912

Net Operating Loss	(5,937,415)	(4,575,912)
Other Income/(Expenses)
Grants received	143,987	865,623
Loss on derivative liabilities	(2,420,101)	-
Net Other Income/ (Expenses)	(2,276,114)	865,623
Provision for Income Taxes	-	-
Net Loss	(8,213,529)	(3,710,289)

Other Comprehensive Loss	-	-
Foreign currency translation adjustments	(44,037)	(25,519)
Total Other Comprehensive Loss	(44,037)	(25,519)

Net Comprehensive Loss	(8,257,566)	(3,735,808)

Net Loss per Share–Basic and Diluted	(0.61)	(0.34)

Weighted Average Shares Outstanding–Basic and Diluted	13,435,253	10,832,369

 (The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the year ended December 31, 2014	For the year ended December 31, 2013
	$	$
Operating Activities

Net loss	(8,213,529)	(3,710,289)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,131	146,396
Impairment of intangible asset	-	350,000
Stock based compensation	767,483	282,012
Common stock and warrants issued for services	708,182	472,425
Amortization of stock issued in advance of services	-	250,833
Non-operating income–grants received	(143,987)	(865,623)
Loss on derivative re-measurement	1,424,554	-
Derivative expense	995,547	-

Changes in operating assets and liabilities:
Prepaid expenses	(78,335)	(50,621)
Other current assets	(24,731)	5,964
Accounts payable and accrued liabilities	281,860	34,697
Net Cash Used In Operating Activities	(4,140,825)	(3,084,206)

Investing Activities

Purchases of property and equipment	(302,989)	(714)
Net Cash Used in Investing Activities	(302,989)	(714)

Financing Activities

Net proceeds from issuance of common shares	5,626,945	2,828,250
Grants received	143,987	819,575
Grants repaid	(33,166)	-
Repayment of notes payable	-	(54,396)
Net Cash Provided By Financing Activities	5,737,766	3,593,429

Effect of foreign exchange on cash	(43,692)	3,774

Increase in Cash	1,250,260	512,283

Cash–Beginning of Period	888,704	376,421

Cash–End of Period	2,138,964	888,704
Supplemental Disclosures of Cash Flow Information

Interest paid	10,541	-
Income tax paid	-	-
Non Cash Financing Activities:

Change in Derivative Liability after settlement of warrants	3,924,967	-
Common stock issued for debt	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2014 and 2013

(Expressed in US dollars)

	Common Stock		Additional Paid-in Capital $	Other Comprehensive Loss $	Deficit Accumulated During the Development Stage $	Total $
	Shares	Amount ($)
Balance, December 31, 2012	10,191,562	10,192	8,443,512	(34,276)	(7,585,633)	833,795
Common stock issued for cash	1,432,712	1,433	2,826,817	-	-	2,828,250
Common stock issued for debt	40,483	40	84,967	-	-	85,007
Common stock issued for services	15,000	15	30,735	-	-	30,750
Employee stock options granted for services	-	-	282,012	-	-	282,012
Warrants granted for services	-	-	356,668	-	-	356,668
Other comprehensive loss	-	-	-	(25,519)	-	(25,519)
Net loss for the year	-	-	-	-	(3,710,289)	(3,710,289)
Balance, December 31, 2013	11,679,757	11,680	12,024,711	(59,795)	(11,295,922)	680,674
Common stock issued for cash	2,834,916	2,835	3,257,497	-	-	3,260,332
Common stock issued for debt	77,481	77	167,477	-	-	167,554
Direct offering costs	-	-	(457,472)	-	-	(457,472)
Employee stock options granted for services	-	-	767,483	-	-	767,483
Common stock issued under deferred contingency rights	99,178	99	(99)	-	-	-
Warrants formerly derivative liability	-	-	3,924,967	-	-	3,924,967
Warrants granted for services	-	-	282,207	-	-	282,207
Other comprehensive loss	-	-	-	(44,037)	-	(44,037)
Net loss for the year	-	-	-	-	(8,213,529)	(8,213,529)
Balance, December 31, 2014	14,691,332	14,691	19,966,771	(103,832)	(19,509,451)	368,179

 (The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Notes to Financials for Year Ended December 31, 2014

Note 1–Nature of Operations

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

The Company’s principal business objective through its subsidiaries is to develop and bring to market diagnostic tests for cancer and other conditions. The tests are based on the science of Nucleosomics, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – an indication that disease is present.  The Company has one wholly-owned subsidiary, Singapore Volition Pte Ltd., which it acquired through a share exchange entered into on October 6, 2011. Singapore Volition Pte Ltd. has two wholly owned subsidiaries, Belgian Volition SA, which it acquired as of September 22, 2010, and Hypergenomics Pte Ltd., which it formed as of March 7, 2011. Following the acquisition of Singapore Volition Pte Ltd. the Company’s fiscal year end was changed from August 31 to December 31. The financial statements are prepared on a consolidated basis.

Note 2-Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $19,509,451, has negative cash flows from operations, and currently has very limited revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Note 3-Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

Note 3-Summary of Significant Accounting Policies (Continued)

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2014 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte Ltd., Belgian Volition SA, and Hypergenomics Pte. Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2014 and December 31, 2013, the Company had $2,138,964 and $888,704, respectively in cash and cash equivalents.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of December 31, 2014, 891,045 dilutive warrants and 966,716 potentially dilutive warrants and options were excluded from the Diluted EPS calculation as their effect is anti-dilutive.

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

Note 3-Summary of Significant Accounting Policies (Continued)

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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, and amounts due to related parties.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. During the year ended December 31, 2014, the Company issued warrants for services at fair market value of $300,016, and options under the 2011 Equity Incentive Plan at fair market value of $1,385,155. The Company also issued shares of common stock for services at fair market value of $ nil.

On February 26, 2014, the Company also issued 1,530,975 warrants at a fair market value of $4,078,054 and treated them as a derivative liability.

On October 31, 2014, the 1,530,975 warrants had a fair market value of $5,359,341 and the Company amended the terms of 1,121,225 of these warrants.  As a result of the amendment, 1,121,225 warrants ceased to be a derivative liability on that date and were transferred into Additional paid-in capital with a fair market value of $3,924,968, leaving a derivative liability with a fair market value of $1,434,373.

As at 31, December 2014, the remaining 409,750 warrants in the derivative liability had a fair market value of $1,577,640

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

Comprehensive Loss

ASC 220, Comprehensive Loss, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014, the Company had $103,832 of accumulated other comprehensive loss, relating to foreign currency translation.

Property and Equipment

Property and equipment is stated at cost and is amortized on a straight-line basis, at the following rates:

Computer Hardware	3 years
Laboratory Equipment	5 years
Office Furniture and Equipment	5 years

Note 3-Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets are stated at cost and are amortised on a straight line basis, at the following rates:

Patents	13 years and 20 years

Revenue Recognition

The Company recognizes revenue when all of the following have occurred (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. The Company recognized $14,785 for the sale of Research Use Only Kits during the year ended December 31, 2014.  The Company had no revenue during the year ended December 31, 2013.

Research and Development

The Company follows the policy of expensing its research and development costs in the period in which they are incurred in accordance with ASC 730. The Company incurred research and development expenses of $4,044,023 and $2,503,765 during the years ended December 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment losses were recognized during the year ended December 31, 2014.  The Company recognized impairment losses of $350,000 in respect of intangible assets during the year ended December 31, 2013.

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

Note 3-Summary of Significant Accounting Policies (Continued)

The Company has limited operations and is considered to be in the development stage. In the quarterly period ended September 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to the development stage.

Note 4-Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2014 and 2013:

	December 31,2014

		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	48,331	39,293	9,039
Laboratory equipment	313,285	53,080	260,205
Office furniture and equipment	31,745	12,403	19,341

	393,361	104,776	288,585

	December 31,2013

		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	56,672	45,437	11,235
Laboratory equipment	67,272	26,636	40,635
Office furniture and equipment	19,271	7,877	11,395

	143,215	79,950	63,265

During the years ended December 31, 2014 and 2013, the Company recognized $47,095 and $31,517 in depreciation expense respectively.

Note 5- Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents. The patents are being amortized over their remaining lives, which are 9 years and 16 years.

	December 31, 2014
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,173,593	364,867	808,726

	1,173,593	364,867	808,726

	December 31, 2013
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,314,559	312,516	1,002,043

	1,314,559	312,516	1,002,043

During the year ended December 31, 2014 and 2013, the Company recognized $95,037 and $114,879 in amortization expense respectively. No impairment losses were recognized during the year ended December 31, 2014.  During the year ended December 31, 2013 the Company recognized impairment losses of $350,000.

The Company amortizes the long-lived assets on a straight line basis with terms of 13 and 20 years. The annual estimated amortization schedule over the next five years is as follows:

2015	$87,315
2016	$87,315
2017	$87,315
2018	$87,315
2019	$87,315

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2014. The result of this review confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2014.

Note 6-Related Party Transactions

The Company contracts with a related party to rent office space, hire office support staff, and receive various consultancy services.  See Note 13 for obligations under the contract.

Note 7–Amendment of Authorized Stock

As of September 19, 2013, the number of authorized shares of common stock was reduced from 200,000,000 shares to 100,000,000 shares at $0.001 par value, and 1,000,000 shares of preferred stock at $0.001 par value was authorized.

Note 8-Common Stock

2014

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

Note 8-Common Stock (Continued)

In addition, on that date, the Company issued 24,000 warrants to the same agent, immediately exercisable over a period of three years at $3 per share.  The warrants were valued at $103,223 using the Black-Scholes Option Pricing model using the following assumptions: Three year term, $4.45 stock price, $3 exercise price, 235% volatility, 1.08% risk free rate.

On October 3, 2014, 50,000 warrants were exercised for total proceeds of $123,500 in cash. As a result, an aggregate total of 50,000 shares of common stock were issued at a price of $2.47 per share.

On October 9, 2014, the Company issued 91,757 shares of common stock at a price of $2.50 per share for cash of $229,393

On November 17, 2014, the Company issued 237,500 shares of common stock at a price of $3.00 per share for net cash proceeds of $654,464.  $57,000 had been paid in fees to an agent and $1,036 was paid in escrow fees and charges

In addition, on November 17, the Company issued 19,000 warrants to the same agent, immediately exercisable over a period of three years at $3.75 per share.  The warrants were valued at $72,694 using the Black-Scholes Option Pricing model using the following assumptions: Three year term, $3.99 stock price, $3.75 exercise price, 234% volatility, 0.96% risk free rate

On November 21, the Company issued 3,115 shares of common stock at a price of $3.00 per share for cash proceeds of $9,345

2013

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

Note 9–Warrants and Options

a)

Warrants

2014

On January 28, 2014, the Company issued 10,000 warrants to a consultant for services at an exercise price of $2.40, exercisable immediately for three years. The warrants were valued at $21,500 using the Black-Scholes Option Pricing model using the following assumptions: Three-year term, $2.26 stock price, $2.40 exercise price, 229% volatility, 0.75% risk free rate.

On February 26, 2014, the Company issued 1,500,000 warrants attached to the issue of 1,500,000 shares for cash totaling $3,000,000. The Company has valued these warrants at $3,995,547 and treated this amount as a derivative liability, in accordance with ASC 815. The warrants are exercisable immediately for five years at an exercise price of $2.20.

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

On October 1, 2014, 25,000 of the remaining 175,000 warrants with variable vesting dates, issued March 20, 2013, vested. The 25,000 warrants were valued at $104,281 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $4.21 stock price, $2.47 exercise price, 235% volatility, 1.0 % risk free rate. The Company carried out a re-measurement of the valuation of the unvested warrants as at December 31, 2014, in accordance with ASC 505. The Company estimated that vesting of the unvested warrants will take place over the three years to December 31, 2017. The unvested warrants were re-measured at $583,829 using the Black-Scholes Option Pricing model using the following assumptions: Three-year term, $3.90 stock price, $2.47 exercise price, 233% volatility, 1.1% risk free rate. As of December 31, 2014, $439,175 of the $745,156 value of vested and unvested warrants has been expensed.

On November 17, 2014, the Company issued 19,000 warrants to an agent, as part remuneration in respect of the issuance of 237,500 shares for net proceeds of $654,464. The warrants are immediately exercisable over a period of three years at $3.75 per share. The warrants were valued at $72,694 using the Black-Scholes Option Pricing model using the following assumptions: Three year term, $3.99 stock price, $3.75 exercise price, 234% volatility, 0.96% risk free rate

All of the 1,530,975 warrants issued on February 26, 2014, have been treated as a derivative liability, in accordance with ASC 815, owing to a ratchet provision in the warrant agreement being effective for the twelve months to February 26, 2015.  The derivative liability was measured at $4,078,054 as at February 26, 2014. It was re-measured as of March 31, 2014, and revalued at $4,182,748. The derivative liability was further re-measured as of June 30, 2014, and revalued at $2,315,506, resulting in a gain of $1,867,241 for the three months ended June 30, 2014. At September 30, 2014, the derivative liability was re-measured and revalued at $6,446,068, resulting in a loss of $4,130,562 for the three months ended September 30, 2014.

Note 9–Warrants and Options (Continued)

On October 31, 2014, the Company amended the terms of 1,121,225 of the aforementioned 1,530,975 warrants that had been issued on February 26, 2014.  As a result of the amendment, the ratchet provision on the 1,121,225 warrants ceased on October 31, 2014.  The derivative liability was re-measured at that date, using the Black-Scholes Option Pricing model with the following assumptions: Five year term, $3.54 stock price, $2.20 exercise price, 235% volatility, 1.62% risk free rate. This resulted in a gain of $1,086,727 for the month of October 2014 and the 1,121,225 warrants ceased to be a derivative liability with their valuation of $3,924,967 being transferred into Additional paid-in capital.

On December 31, 2014 the remaining warrants treated as a derivative liability were re-measured.  This resulted in a loss of $143,267 for the two months to December 31, 2014.  The net gain for the three months to December 31, 2014 is therefore $943,460.

2013

On March 20, 2013, the Company issued 200,000 warrants to a consultant for services at an exercise price of $2.47, expiring three years after vesting. 25,000 warrants vested immediately, and the vesting of the remaining 175,000 warrants is contingent upon the achievement of specific milestones. The 25,000 warrants that vested immediately were valued at $57,046 using the Black-Scholes Option Pricing model using the following assumptions:  Three-year term, $2.35 stock price, $2.47 exercise price, 253% volatility, 0.38% risk free rate. The Company carried out a re-measurement of the valuation of the unvested warrants as at December 31, 2013, in accordance with ASC 505. The Company estimated that vesting of the unvested warrants will take place over the three years to December 31, 2016. The unvested warrants were re-measured at $417,625 using the Black-Scholes Option Pricing model using the following assumptions: Three-year term, $2.48 stock price, $2.47 exercise price, 239% volatility, 0.78% risk free rate. As of December 31, 2013, $198,560 of the $474,671 value of vested and unvested warrants has been expensed.

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

Note 9–Warrants and Options (Continued)

Below is a table summarizing the warrants issued and outstanding as of December 31, 2014.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
03/20/13	150,000	2.47	3	03/20/16	370,500
				to 12/20/19
06/10/13	29,750	2.00	5	12/10/18	59,500
08/07/13	45,000	2.40	3	08/07/16	108,000
11/25/13	456,063	2.40	5	11/25/18	1,094,551
12/31/13	64,392	2.40	5	11/25/18	154,541
01/28/14	10,000	2.40	3	01/28/17	24,000
02/26/14	1,530,975	2.20	5	02/26/19	3,368,145
09/05/14	10,000	2.40	3	09/05/17	24,000
09/26/14	24,000	3.00	3	09/26/17	72,000
11/17/14	19,000	3.75	3	11/17/17	71,250
12/31/14	3,459,924	1.97	4.7	–	6,800,239

b)

Options

On November 17, 2011, the Company adopted and approved the 2011 Equity Incentive Plan for the directors, officers, employees and key consultants of the Company. Pursuant to the Plan, the Company was authorized to issue 900,000 restricted shares, $0.001 par value, of the Company’s common stock.

2014

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

On August 18, 2014, The Company granted options to purchase 60,000 shares. These options vest in equal six monthly installments over three years, starting six months after the date of grant, and expire three years after the vesting dates. The exercise prices are $3.00 for options vesting in the first year, $4.00 for options vesting in the second year, and $5.00 for options vesting in the third year. The Company has calculated the estimated fair market value of these options using the

Note 9–Warrants and Options (Continued)

Black-Scholes Option Pricing model and the following assumptions: term 3.5 to 6 years, stock price $1.85, exercise prices $3.00-$5.00, 237% volatility, 0.89% risk free rate.

During the year ended December 31, 2014, 60,000 options expired, following the cessation of a consultant’s contract.

2013

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

During the year ended December 31, 2013, 30,000 options expired following termination of employment.

Below is a table summarizing the options issued and outstanding as of December 31, 2014.

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
11/25/11	630,000	3.00-5.00	3	05/25/15-11/25/17	2,520,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3	09/20/16-03/20/19	123,950
09/02/13	16,300	2.35-4.35	3	03/02/14-09/02/16	54,605
05/16/14	25,000	3.00-5.00	3-5.5	11/16/17-05/16/20	100,000
08/18/14	670,000	2.50-3.00	4.5-5.5	02/18/19-02/18/20	1,842,500
08/18/14	60,000	3.00-5.00	3.5-6.0	02/18/18-08/18/20	240,000
12/31/14	1,568,300	3.41	3.4	–	5,341,355

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $754,468 and is expected to be recognized over a period of three years.

Note 10-Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy as described in the Company’s significant accounting policies in Note 3. The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2014

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	$-	$1,577,640	$-	$1,577,640
	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative liability	$-	$-	$-	$-

The fair value changes in the fair value of recurring fair value measurements using model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data (Level 2), relate solely to the derivative liability as follows:

Balance as of December 31, 2013	$-
Derivative liability recorded	$4,078,054
Adjustment due to amendment	$(3,924,967)
Fair value adjustment	$1,424,553
Balance as of December 31, 2014	$1,577,640

Note 11-Derivative Financial Instruments

The balance sheet caption derivative liability consists of derivative features embedded in exercisable warrants which have a ratchet provision within their agreements. The balance at December 31, 2014 and 2013 was $1,577,640 and $nil, respectively.

The valuation of the derivative liability is determined using a Black-Scholes Model because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black-Scholes model at December 31, 2014 include the following:

Risk-free interest rate	1.65%
Estimated volatility	232.6%
Dividend rate	None
Estimated term in years	4

Note 12-Income Taxes

The Company has estimated net operating losses for the years ended December 31, 2014 and 2013 of $7,141,271 and $3,456,345, respectively, available to offset taxable income in future years.

The Company is subject to Singapore income taxes at a rate of 17 percent, Belgium income taxes at a rate of 34 percent, and US taxes at a rate of 34 percent, for a weighted average of 32 and 30 percent, respectively. The reconciliation of the provision for income taxes at the weighted average rate compared to the Company’s income tax expense as reported is as follows:

	2014 $	2013 $

Net loss	(8,213,529)	(3,710,289)
Tax adjustments	1,072,258	253,944
Estimated net operating losses	(7,141,271)	(3,456,345)

Tax rate	32%	30%

Income tax recovery at statutory rate	(2,247,408)	(1,044,766)

Valuation allowance	2,247,408	1,044,766

Provision for income taxes	-	-

The significant components of deferred income taxes and assets as at December 31, 2014 are as follows:

	2014 $	2013 $

Net operating losses carried forward	4,295,152	2,466,484

Valuation allowance	(4,295,152)	(2,466,484)

Net deferred income tax asset	-	-

Note 13–Commitments and Contingencies

a)

Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,273,868 (€1,048,020) to help fund the research endeavors of the Company in the area of colorectal cancer.  The Company had received the entirety of these funds in respect of approved expenditures as of March 31, 2014. Under the terms of the agreement, the Company is due to repay $382,160 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $891,708 (€733,614) to other income as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $382,161 (€314,406) and the 6 percent royalty on revenue, is twice the amount of funding received.  As at December 31, 2014, $351,773 (€289,406) was outstanding to be repaid to the Walloon Region under this agreement.

b)

Administrative Support Agreement

On August 6, 2010, (and as amended on October 1, 2011) the Company entered into an agreement with a related party to rent office space, contract for office support staff, and have consulting services provided on behalf of the Company.  The agreement requires the Company to pay $7,720 per month for office space and staff services as well as approximately $16,000 per month in fees for two senior executives (which reduced to approximately $6,500 per month for one senior executive from January 1, 2015).  The Company is also required to pay for all reasonable expenses incurred.  The contract is in force for 12 months with automatic extensions of 12 months with a 3 month notice required for termination of the contract.

c)

The Company leases premises and facilities under operating leases with terms ranging from 12 months to 36 months. The annual non-cancelable operating lease payments on these leases are as follows:

2015		$98,477
2016		$89,648
2017		$2,806
Thereafter	$	NIL

d)

Bonn University Agreement

On July 11, 2012, the Company entered into an agreement with Bonn University, Germany, relating to a program of samples testing. The agreement was for a period of two years from June 1, 2012 to May 31, 2014. The total payments made by the Company in accordance with the agreement were $494,045 (€390,000). On April 16, 2014, the Company entered into an extension of this agreement, for a period of a further two years from June 1, 2014 to May 31, 2016. The total payments to be made by the Company in accordance with the extension of the agreement are $494,045 (€390,000)

e)

Hvidovre Hospital, Denmark Agreement

 On August 8, 2014, the Company entered into an agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with colorectal cancer.  It will run for a period of two years to August 8, 2016.  Total payments (inclusive of local taxes) to be made under the agreement are $1,672,590 (DKR 10,245,000).

f)

Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position

Note 14-Subsequent Events

On February 6, 2015, 2,475,000 shares of common stock were issued at a price of $3.75 per share.  Net cash proceeds of $8.5million were received.

On February 13, 2015, 343,383 shares of common stock were issued at a price of $3.75 per share.  Net cash proceeds of $1.2 million were received.

On February 20, 2015, The Company purchased the Nucleosomics® WO2005019826: Detection of Histone Modifications in Cell-Free Nucleosomes patent (i.e. the patent that underlies the NuQ®-M tests) from Chroma Therapeutics Limited for the sum of $55,000.

On February 23, 2015, 25,000 warrants were exercised at $2.20 per share, giving cash proceeds of $55,000.  As a result a total of 25,000 shares of common stock were issued.

On February 27, 2015, the ratchet provision within 409,750 warrants expired and the associated derivative liability was cancelled on that date.

On March 6, 2015, 400,000 shares of common stock were issued at a price of $3.75 per share.  Net cash proceeds of $1.4 million were received.

END NOTES TO FINANCIALS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in accountants during the years ended December 31, 2014 and December 31, 2013.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

2.

We did not implement appropriate information technology controls – As at December 31, 2014, the Company retains copies of all financial data and material agreements; and the main Volition trading subsidiary follows a formal off-site daily backup of data procedure, however, there was no formal off-site backup procedure in place for the other subsidiaries in the Group.

Accordingly, the Company concluded that these control deficiencies resulted in a possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1.

On November 5, 2014, the Board of Directors formed an Audit Committee and adopted its Charter. Mr. Guy Innes is a Chartered Accountant and qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

2.

Dual authorization of bank payments will be instigated, wherever local jurisdictions permit.

3.

A Purchase Order authorization process will be instigated in the main trading subsidiary of the Group.

4.

Daily backups of data will be started for all subsidiaries of the Group.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The Company

The following table sets forth the names and ages of the Company’s directors and executive officers as of December 31, 2014.

Name	Age	Position with the Company	Officer/Director Since
Cameron Reynolds	44	President	October 6, 2011
		Chief Executive Officer	October 6, 2011
		Director	October 6, 2011
Mike O’Connell	46	Chief Financial Officer	July 1, 2014
		Treasurer	July 1, 2014
Rodney Rootsaert	43	Secretary	October 6, 2011
Jason Terrell MD	34	Chief Medical Officer	March 20, 2013
		Head of US Operations
Dr. Martin Faulkes	71	Director	October 6, 2011
		Executive Chairman	October 6, 2011
Guy Innes(1) (2) (3)	58	Director	October 6, 2011
Dr. Alan Colman(1)	66	Director	October 6, 2011
Dr. Habib Skaff(1) (2) (3)	37	Director	June 01, 2014

(1)

Member of the Audit Committee

(2)

Member of the Compensation Committee

(3)

Member of the Nominations and Governance Committee

Malcolm Lewin resigned from the position of Chief Financial Officer on July 1, 2014

On November 5, 2014, our Board of Directors established an audit committee, a compensation committee, and a nominations and governance committee. The committees operate pursuant to written charters adopted by the Board of Directors, copies of which are available on our website www.volitionrx.com. In addition, from time to time, the Board of Directors may establish special committees when necessary to address specific issues.

Audit Committee

Our audit committee consists of three members, Mr. Guy Innes (Chair), Dr. Habib Skaff and Dr. Alan Colman, each of whom has been determined to be an independent director under applicable SEC rules and the applicable rules of the NYSE MKT. The audit committee shall at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

The audit committee is responsible for, among other things:

•

appointing, terminating, compensating and overseeing the work of any independent auditor engaged to prepare or issue an audit report or other audit, review or attest services;

•

reviewing all audit and non-audit services to be performed by the independent auditor, taking into consideration whether the independent auditor’s provision of non-audit services to us is compatible with maintaining the independent auditor’s independence;

•

reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and internal controls and the audits of our financial statements;

•

establishing and overseeing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees regarding questionable accounting or auditing matters;

•

investigating any matter brought to its attention within the scope of its duties and engaging independent counsel and other advisors as the audit committee deems necessary;

•

determining compensation of the independent auditors and of advisors hired by the audit committee and ordinary administrative expenses;

•

reviewing and discussing with management and the independent auditor the annual and quarterly financial statements prior to their release;

•

monitoring and evaluating the independent auditor’s qualifications, performance and independence on an ongoing basis;

•

reviewing reports to management prepared by the internal audit function, as well as management’s response;

•

reviewing and assessing the adequacy of the formal written charter on an annual basis;

•

reviewing and approving related party transactions for potential conflict of interest situations on an ongoing basis; and overseeing such other matters that are specifically delegated to the audit committee by our board of directors from time to time.

The board of directors has affirmatively determined that Mr. Guy Innes is designated as an “audit committee financial expert.”

Compensation Committee

Our compensation committee consists of two members, Mr. Guy Innes (Chair) and Dr. Habib Skaff, each of whom has been determined to be an independent director under the applicable rules of the NYSE MKT. The compensation committee is responsible for, among other things:

•

developing, reviewing, and approving our overall compensation programs, and regularly reporting to the full board of directors regarding the adoption of such programs;

•

developing, reviewing and approving our cash and equity incentive plans, including approving individual grants or awards thereunder;

•

reviewing and approving individual and company performance goals and objectives that may be relevant to the compensation of executive officers and other key employees;

•

reviewing and discussing with management the tables and narrative discussion regarding executive officer and director compensation to be included in the annual proxy statement;

•

reviewing and assessing, on an annual basis, the adequacy of the formal written charter; and overseeing such other matters that are specifically delegated to the compensation committee by our board of directors from time to time.

Nominations and Governance Committee

Our nominations and governance committee consists of two members, Mr. Guy Innes (Chair) and Dr. Habib Skaff, each of whom has been determined to be an independent director under the applicable rules of the NYSE MKT. The nominations and governance committee is responsible for, among other things:

•

identifying and screening candidates for our board of directors, and recommending nominees for election as directors;

•

assessing, on an annual basis, the performance of the board of directors and any committee thereof;

•

reviewing the structure of the board’s committees and recommending to the board for its approval directors to serve as members of each committee, including each committee’s respective chair, if applicable;

•

reviewing and assessing, on an annual basis, the adequacy of the formal written charter on an annual basis; and generally advising our board of directors on corporate governance and related matters.

Science Executives

The following table sets forth the names and ages of our Scientific Officers as of December 31, 2014:

Name	Age	Position	Officer/Director Since
Dr. Jacob Micallef	58	Chief Scientific Officer, Volition Rx	January 1, 2015
		Chief Scientific Officer, Belgian Volition	October 11, 2010
Dr. Mark Eccleston	43	Chief Scientific Officer, HyperGenomics Pte Limited	March 7, 2011

Term of Office

Each director serves for a term of one year and until his or her successor is elected at the Annual Stockholders’ Meeting and is qualified, subject to removal by the stockholders. Each officer serves for a term of one year and until his or her successor is elected at a meeting of the Board of Directors and is qualified.

Singapore Volition

The following table sets forth the names and ages of Singapore Volition’s directors and executive officers as of December 31, 2014.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with Singapore Volition	Officer/Director Since
Cameron Reynolds	44	Chief Executive Officer	August 5, 2010
		Director	August 5, 2010
Rodney Rootsaert	43	Administration and Legal Officer	August 6, 2010
Dr. Martin Faulkes	71	Director	August 18, 2010
		Executive Chairman	March 22, 2011
Guy Innes	58	Director	August 18, 2010
Dr. Alan Colman	66	Director	April 1, 2011

Malcolm Lewin resigned from the position of Chief Financial Officer on July 1, 2014

Belgian Volition

The following table sets forth the names and ages of Belgian Volition’s directors and executive officers as of December 31, 2014.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with the Belgian Volition	Officer/Director Since
Cameron Reynolds	44	Director Managing Director	October 27, 2010 January 18, 2012
Rodney Rootsaert	43	Secretary	October 4, 2010
		Director	October 4, 2010
Dr. Martin Faulkes	71	Director	August 10, 2011
Dr. Jacob Micallef	58	Director	August 10, 2011

Malcolm Lewin resigned from the position of Director on July 1, 2014

HyperGenomics Pte Limited

The following table sets forth the names and ages of HyperGenomics Pte Limited’s directors and executive officers as of December 31, 2014.  The board of directors has no nominating or compensation committee at this time.

Name	Age	Position with HyperGenomics Pte Limited	Officer/Director Since
Cameron Reynolds	44	Chief Executive Officer	March 7, 2011
		Director	March 7, 2011
Sarah Lee Hwee Hoon	39	Secretary	March 7, 2011
		Director	March 7, 2011

Identification of Significant Employees

Cameron Reynolds and Rodney Rootsaert are engaged pursuant to employment agreements. The other officers of VolitionRx are engaged pursuant to consultancy agreements. We have no other full-time or part-time employees.

Our subsidiary, Singapore Volition, has two full-time employees and no part-time employees. The executive officers of Singapore Volition are engaged pursuant to consultancy agreements.

Our subsidiary, Belgian Volition, has six full-time employees and one part time employee. Belgian Volition engages its Chief Operating Officer, Gaetan Michel, pursuant to a consultancy agreement.

Our subsidiary, HyperGenomics Pte Limited, has no full-time or part-time employees. The executive officers of HyperGenomics Pte Limited are engaged pursuant to consultancy agreements.

Background and Business Experience

The business experience during the past five years of the directors and executive officers is as follows:

CAMERON REYNOLDS serves as our President, Chief Executive Officer and Director of the Company. Prior to the Share Exchange Agreement he was Chief Executive Officer and Director of Singapore Volition, a position he held since August 5, 2010. From 2004 until 2011, Mr. Reynolds founded and served as Managing Director and Director of Mining House Limited, where he was responsible for identifying potential mining projects, coordinating the preliminary evaluations and securing the financing with a view to listing the companies on AIM, TSX and US OTC. Mr. Reynolds furthered his education between 2002 and 2003 as he undertook an MBA. From 1998 until 2001, Mr. Reynolds served as the commercialization director for Probio, Inc., a company that commercialized intellectual property in the animal biotechnology fields including transgenisis and cloning research from the University of Hawaii. Mr. Reynolds main responsibilities were managing all legal and contract issues with the University of Hawaii; implementing patenting strategy; managing all stockholder issues including the merger and its legal and contractual documentation; head office management; budgetary control; team building and recruitment. Furthermore, Mr. Reynolds held a junior management position in 1996 at Integrated Coffee Technologies, a genetically modified coffee company where he was responsible for business plan creation, office management, recruitment, and business development. Starting in 1994, Mr. Reynolds was working for Southern China Group, where as regional manager he set up operations in Hong Kong and Yunnan. From 2005 until present, Mr. Reynolds has held a number of board directorships including Atlantic Mining PLC; Carbon Mining PLC, Magellan Copper and Gold (Carbon Mining and MCG were both became part of Solfotara Mining and Copper Development Corp.); KAL Energy Inc. (KALG, OTC), Iofina Natural Gas PLC (IOF, AIM); Canyon Copper Corp. (TSX.V: CNC, OTCBB: CNYC), and Hunter Bay Resources (HBY, TSX-V). The Board of Directors believes Mr. Reynolds brings to the Company strong experience in management, structuring and strategic planning of start-up companies based on his over 20 years of entrepreneurial executive experience in the mining and biotechnology sectors.

MIKE O’CONNELL serves as our Chief Financial Officer and Treasurer. Mr. O’Connell set up his own consultancy to support investors and fast growing technology businesses – Isosceles Finance Limited (“Isosceles”), by providing finance and accounting infrastructure, CFO and corporate advisory services. Isosceles has worked with some of the fastest growing businesses in the UK and North America such as Metapack and InsightSoftware.com as well as with publicly quoted businesses such as Digital Barriers Plc and Nomad Digital Plc in the UK. Prior to Isosceles, Mr. O’Connell started to work in the field of growing technology companies where he became CFO of the UK based systems integrator Pacific Group Plc. Mr. O’Connell is a qualified chartered accountant having trained with Ernst & Young in London. The Board of Directors believes that Mr. O’Connell brings financial and accounting knowledge to the Company.

RODNEY ROOTSAERT serves as our Secretary. Prior to the Share Exchange Agreement, he was the Administration and Legal Officer of Singapore Volition, a position he held since August 6, 2010. Mr. Rootsaert concurrently serves as director and corporate secretary of Mining House Ltd., positions he has had since 2007. His responsibilities include ensuring compliance with all relevant statutory and regulatory requirements. From 2007 until 2011, Mr. Rootsaert served as corporate secretary for Magellan Copper and Gold Plc., where his duties included maintaining and preparing company documents, accounts and contracts. Due to Mr. Rootsaert’s nine years of experience in providing corporate, legal and administrative services and prior roles as corporate secretary for small public companies, the Board of Directors believes that he is a valuable addition to our team.

JASON TERRELL MD serves a Chief Medical Officer and Head of US Operations. Dr. Terrell currently owns and operates multiple diagnostic laboratories in Texas within the Any Lab Test Now franchise, a direct access lab testing company, and has also served as a National Franchise Corporate Medical Director for Any Lab Test Now, giving him oversight of over 70 franchises in 14 states. He has served on the Board of CDEX Inc., a US listed company developing drug validation technology, since 2013 and as Medical Director of CDEX Inc. since 2011. Dr. Terrell was educated at Hardin-Simmons University (Biochemistry), where he graduated Summa cum Laude, receiving the Holland Medal of Honor as the top graduate in the School of Science and Mathematics. He then attended the University of Texas at Houston Medical School and affiliate MD Anderson Cancer Center (Doctor of Medicine). He undertook his General Medicine Internship, and Anatomic and Clinical Pathology residency at Texas Tech University Health Sciences Center. Dr Terrell holds medical licenses in 14 states across the United States. Our Board of Directors has concluded that Dr. Terrell brings value to the Company with his strong grounding in both medicine and more specifically in diagnostics.

DR. MARTIN FAULKES serves as Executive Chairman of the Board of Directors. Prior to the Share Exchange Agreement, Dr. Faulkes served as a Director of Singapore Volition since August 18, 2010 and as Executive Chairman of the Board of Directors of Singapore Volition since March 22, 2011. From 1998 until the present day, Dr. Faulkes has focused on charitable activities, as the Founder and Sole Benefactor of the Dill Faulkes Educational Trust, a UK registered charity, where he is Chairman. He also sits on the Board of the Cambridge 800th Anniversary Campaign in the UK. Prior to Dr. Faulkes charitable activities he founded Triad Plc., a computer software development company that provides systems and consultants to the business community, where he was a director from 1987 to 1998, responsible for controlling the company financially. From 1985 to 1987 he became Managing Director of System Programming Ltd., a company that provides computer programming for systems in businesses like airlines, utility companies, banks, and insurance, where he was responsible for all aspects of the business. Prior to System Programming Ltd., Dr. Faulkes served from 1979 to 1984 as Founder, President and CEO for Logica Inc., a company providing bespoke software to all industries but mainly banks and communications companies. Dr. Faulkes was responsible for all aspects of the business; namely sales, finance, recruitment, staff management and project control. Dr. Faulkes has over 30 years of entrepreneurial and managerial experience as the founder and CEO of several software companies within the United Kingdom and the United States. The Board of Directors believes that Dr. Faulkes is qualified to serve as a director of the Company based on his extensive experience in business development and management.

GUY INNES serves as a Director. Prior to the Share Exchange Agreement, Mr. Innes served as a Director of Singapore Volition, a position he held since August 18, 2010. Mr. Innes has served as non-executive director on the board of companies such as Carbon Mining Plc. from 2007 to 2010, Magellan Copper & Gold Plc. from 2007 to 2010, and ProBio Inc. from 2000 to 2006. As a non-executive director, Mr. Innes was responsible for the development of corporate strategy and the implementation of financial controls and risk management systems. Mr. Innes had a long career in banking and private equity, including advisory roles with Quartz Capital Partners Limited from 1997 to 2000, where Mr. Innes served as Head of Corporate Finance and was responsible for managing the corporate finance department and leading the transactions undertaken by Quartz including IPOs, private placements and mergers and acquisitions; Baring Private Equity Partners Limited in London and Singapore from 1995 to 1997, where he was involved in the setting up, recruiting of managers and capital raising for an Asian media and communications private equity fund; and Baring Brothers & Co. Limited in London and Paris from 1984 to 1995, where he was involved in executing and advising on national and international mergers & acquisitions, but also IPOs and capital raising. Mr. Innes is a Chartered Accountant and a member of the Institute of Chartered Accountants in England and Wales. Mr. Innes has extensive experience in financing and managing technology companies. Our Board of Directors believes Mr. Innes’ technical, financial and managerial background would be beneficial to our growth.

DR. ALAN COLMAN serves as a Director.  Prior to the Share Exchange Agreement, Dr. Colman served as a Director of Singapore Volition since April 1, 2011 and as Chairman of the Scientific Advisory Board of Singapore Volition since April 5, 2011.  Dr. Colman received a BA (1971), MA (1975) and PhD (1975) from Oxford University. Dr.  Colman is currently a Visiting Scholar at the Harvard University Department of Stem Cell and Regenerative Biology. From 2007 to 2013 Dr. Colman served as the Executive Director of the Singapore Stem Cell Consortium.  Concurrently, Dr. Colman was Professor of Regenerative Medicine at King’s College, London, UK, from 2008 to 2009.  Prior to joining the A*STAR Singapore Stem Cell Consortium, Dr. Colman was Chief Scientific Officer and then CEO for the Singaporean human embryonic stem cell company, ES Cell International from 2002 to 2007.  Dr. Colman was the research director of the company PPL Therapeutics in Edinburgh, UK, from the late 1980s until 2002, where he was responsible for leading PPL’s research program strategy, also playing a role in PPL’s financing rounds, culminating in its listing on the London Stock Exchange in 1996. This company attracted considerable media attention because of its participation in the technique of somatic nuclear transfer that led to the world’s first sheep cloned from an adult cell, Dolly, in 1996.  Dr.  Colman had a successful university career in the Universities of Oxford, Warwick, Birmingham (where he was Professor of Biochemistry) and London (as mentioned above).  None of the above companies or organizations is a parent, subsidiary or other Affiliate of the Company.  Dr. Colman’s current interest is the development of human disease models using induced pluripotent stem cells.  He has extensive experience in the molecular biology field where he has worked in the production of transgenic livestock, somatic nuclear transfer, and human disease models.  The Board of Directors appointed Dr. Colman a Director of the Company and a member of the Scientific Advisory Board on account of his work in biochemistry, stem cell research and pathology.

DR. JACOB MICALLEF serves as Chief Scientific Officer of The Company and Chief Scientific Officer and Director of Belgian Volition. Prior to the Share Exchange Agreement he served as a Science Executive Officer of Belgian Volition since October 11, 2010, but was not otherwise involved with Singapore Volition. Dr. Micallef joined Cronos Therapeutics in 2004 and in 2006 Cronos was listed in the UK on AIM, becoming Valirx. Dr. Micallef continued to work as Technical Officer for Valirx, where he in-licensed the HyperGenomics® and Nucleosomics® technologies and co-founded ValiBio SA., which is now Belgian Volition SA, a subsidiary of Singapore Volition. From 2004 to 2007, he taught "science and enterprise" to science research workers from four universities at CASS Business School before joining Cronos. In 2001, Dr. Micallef co-founded Gene Expression Technologies, after getting his MBA in 1999, where he successfully led the development of the chemistry of the GeneICE technology and implemented the manufacture of GeneICE molecules. He also played a major role in business development and procured a GeneICE contract with Bayer Pharmaceuticals. Over a 15-year period, starting in 1985, Dr. Micallef worked for the World Health Organization (“WHO”). While working for the WHO, Dr. Micallef developed new diagnostic products in the areas of reproductive health and cancer. In 1990 he commenced development of a new diagnostic technology platform for WHO which was launched in 1992 and supported 13 tests. Dr. Micallef also initiated and implemented in-house manufacture (previously outsourced to Abbott Diagnostics Inc.) and world-wide distribution of these products for WHO. Also in 1990, he started a “not-for-profit” WHO company, Immunometrics Ltd., which marketed and distributed those diagnostic products worldwide. Dr. Jacob Micallef has 20 years of experience in research and development and in the management of early stage biotechnical companies, including the manufacture of biotechnology products and the establishment of manufacturing operations. The Board of Directors believed that Dr. Micallef’s prior work with Belgian Volition in the development of diagnostic products would continue to be an asset to us in his role as Chief Scientific Officer of our subsidiary, Belgian Volition.

DR. MARK ECCLESTON serves as Chief Scientific Officer of Hypergenomics Pte Limited. Prior to the Share Exchange Agreement Dr. Eccleston served as a Science Executive Officer of HyperGenomics Pte Limited since March 7, 2011, but was not otherwise involved with Singapore Volition. In 2010, Dr. Eccleston founded OncoLytika, which focuses on opportunity recognition and product/process innovation within start-ups as well as established companies, where his main responsibilities are advising companies on business development and preclinical project management. From 2008 to 2009, Dr. Eccleston held a program management position at Valirx Plc., where he ran multiple epigenetics-based diagnostic and therapeutics programs. Dr. Eccleston has also held various other roles in business and industry including: Chief Scientific Officer from 2005 to 2008 as consultant to Cambridge Applied Polymers, where he devised and managed multiple high value consultancy projects for clients including Cadburys, Kellogg’s, Reckitt Benckiser, Proctor and Gamble, and Umbro as well as a Spanish company specializing in non-woven (polymeric) fabric, Tesalca; and CEO of Vivamer Ltd. in 2002, a company spun out from Cambridge University where he was responsible for commercialization of drug delivery and imaging technologies based on extensive work in this area during his academic career. Mr. Eccleston is a biotechnology entrepreneur with over 18 years of experience in the sector, both in academia and in industry. In light of this and Dr. Eccleston’s past work in biotechnology, epigenetics and diagnostics, Dr. Eccleston was appointed as a Chief Scientific Officer of our subsidiary HyperGenomics Pte Limited.

DR. HABIB SKAFF serves as a Director. Prior to the Share Exchange Agreement, Dr. Skaff served as a Scientific Advisory Board Member of Singapore Volition between April 4, 2011 and May 31, 2014. Dr. Skaff co-founded Intezyne Technologies in 2004 and serves as that company’s Chief Executive Officer, where he is responsible for establishing and implementing strategic planning for the future. Dr. Skaff works closely with the Chief Scientific Officer to develop and implement Intezyne’s intellectual property strategy as well as establish alliances with potential partners. He also leads Intezyne’s fundraising through debt and equity financing and works closely with the CFO in this capacity. He is also President and Chairman of the Board of Directors of Intezyne. Dr. Skaff currently serves as Chairman of Skaff Corporation of America, a position he has had since 1999. He guides strategic planning but is not involved in day-to-day operations. In addition, since 2001, Dr. Skaff has co-authored 11 peer-reviewed scientific papers and is a co-inventor on 18 pending or issued patents in the fields of chemistry, nanotechnology, and biotechnology. Dr. Skaff works as a synthetic chemist specializing in the area of nanotechnology; his doctoral studies focused on the design of organic and polymeric ligands for the encapsulation of semiconductor nanoparticles and modification of the physical, optical, electronic, and assembly properties of the nanoparticles. Due to his extensive scholarly work and inventions in the fields of chemistry and biotechnology, the Board of Directors feels he is a valuable asset to the Company.

SARAH LEE HWEE HOON.  Sarah Lee Hwee Hoon has more than ten years’ experience in corporate accounting and the provision of audit, taxation, finance and corporate secretarial services.  Ms. Lee graduated from the Association of Accounting Technicians (Singapore) in 1996 and from the University of Bedfordshire with a Bachelor (Honors) Degree in Accounting in 2010.  From 2007 to 2012, Ms. Lee has served as company secretary and regional accountant of PB Commodities Pte Ltd (“PB Commodities”) where her duties include providing administrative services, maintaining and preparing company accounts and ensuring compliance with all Singaporean regulatory requirements under the Companies Act and Singapore Finance Reporting Standards. Through PB Commodities, Ms. Lee also provides administrative, accounting and corporate secretarial services to several other junior mining companies in Singapore.   Prior to the Share Exchange Agreement, Miss Lee served as a Secretary and Director of Hypergenomics Pte. Limited since March 7, 2011 but was not otherwise involved with Singapore Volition.   She was appointed to these positions due to her past accounting and corporate experience

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of VolitionRx, Singapore Volition or its subsidiaries, has been involved in the following:

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

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

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

Code of Ethics

We have adopted a Code of Ethics, or the Code, that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. A copy of the Code is available on our Company website at http://ir.volitionrx.com/.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers, and those of Singapore Volition and its subsidiaries for the fiscal years ended December 31, 2014 and 2013. Unless otherwise specified, the term of each executive officer is that as set forth under that section entitled, “Directors, Executive Officers, Promoters and Control Persons -- Term of Office”.

	Year Ended December	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	31,	($)	($)	($)	($)(1)	($)	($)	($)	($)
Cameron Reynolds(2)	2013	-0-	-0-	-0-	31,314	-0-	-0-	132,000	163,314
President, CEO and Director of the Company; CEO and Director of Singapore Volition; Managing Director of Belgian Volition; and CEO and Director of HyperGenomics Pte Limited	2014	-0-	-0-	-0-	99,427	-0-	-0-	141,900	241,327
Dr Jacob Micallef(3)	2013	-0-	-0-	-0-	31,314	-0-	-0-	102,470	133,784
Chief Scientific Officer and Director of Belgian Volition	2014	-0-	-0-	-0-	126,293	-0-	-0-	150,826	277,119
Dr Mark Eccleston(4)	2013	-0-	-0-	-0-	31,314	-0-	-0-	100,457	131,771
Chief Scientific Officer of HyperGenomics Pte Limited	2014	-0-	-0-	-0-	126,293	-0-	-0-	126,472	252,765
Malcolm Lewin(5)	2013	-0-	-0-	-0-	15,658	-0-	-0-	78,000	93,658
Former CFO and Treasurer of the Company, CFO of Singapore Volition and Director of Belgian Volition	2014	-0-	-0-	-0-	(5,816)	-0-	-0-	48,100	42,284
Rodney Rootsaert (6)	2013	-0-	-0-	-0-	15,658	-0-	-0-	85,600	101,258
Secretary of the Company, Administration and Legal Officer of Singapore Volition and Secretary and Director of Belgian Volition	2014	-0-	-0-	-0-	58,669	-0-	-0-	84,338	143,007
Jason Terrell (7)	2013	-0-	-0-	-0-	198,560	-0-	-0-	-0-	198,560
Chief Medical Officer and	2014	-0-	-0-	-0-	263,003	-0-	-0-	-0-	263,003
Head of US Operations
Sarah Lee Hwee Hoon (8)	2013	0	0	0	6,263	0	0	66,000	72,263
Director of HyperGenomics Pte Limited	2014	0	0	0	19,885	0	0	70,950	90,835
Mike O’Connell(9)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO and Treasurer of the Company	2014	-0-	-0-	-0-	32,632	-0-	-0-	107,559	140,191

(1)

All Option and Warrant Awards have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)

Cameron Reynolds is currently the President, Chief Executive Officer and a Director of VolitionRx, the Chief Executive Officer and a Director of Singapore Volition, the Managing Director of Belgian Volition and the CEO and a Director of HyperGenomics Pte Limited.

Cameron Reynolds receives compensation pursuant to an agreement, or the Reynolds Consulting Agreement, dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities Pte Limited, or PB Commodities. The Reynolds Consulting Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan. The term of the Reynolds Consulting Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the Reynolds Consulting Agreement. As part of the Reynolds Consulting Agreement, Singapore Volition shall pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds (see the following paragraph regarding Mr. Reynolds’ Employment Agreement with PB Commodities). For the years ended December 31, 2014 and 2013, PB Commodities received $141,900 and $132,000, respectively, from Singapore Volition for the services of Mr. Reynolds, pursuant to the Reynolds Consulting Agreement. The foregoing description of the Reynolds Consulting Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.05.

Cameron Reynolds receives compensation from PB Commodities, as described in the previous paragraph, pursuant to an Employment Agreement, or the Reynolds Employment Agreement, dated September 4, 2010, in exchange for serving as an executive officer of PB Commodities and performing consulting services on its behalf. The term of the Reynolds Employment Agreement is twelve (12) months, which shall be automatically extended for additional terms of twelve (12) months. Under the Reynolds Employment Agreement, Mr. Reynolds only performs consulting services to Singapore Volition (see previous paragraph). In exchange for these services, Mr. Reynolds received $8,000 per month (which increased to $8,800 on April 1, 2014) from PB Commodities. For the years ended December 31, 2014 and 2013, Mr. Reynolds received $141,900 and $132,000, respectively, pursuant to the Reynolds Employment Agreement. Between July 1, 2011 and March 31, 2014 Mr. Reynolds also received a housing allowance of $3,000 per month, which increased to $3,300 per month for the period from April 1, 2014 to December 31, 2014. For the years ended December 31, 2014 and 2013, Mr. Reynolds received $38,700 and $36,000, respectively, as a housing allowance which is included in the figures of $141,900 and $132,000 as compensation received by Mr. Reynolds for the years ended December 31, 2014 and 2013, respectively. The housing allowance ended on December 31, 2014. The foregoing description of the Reynolds Employment Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.06.

Effective January 1, 2015, Mr. Reynolds entered into a Consultancy Agreement with PB Commodities, or the Reynolds Consultancy Agreement, which superseded the Reynolds Employment Agreement. Mr. Reynolds receives compensation from PB Commodities under the Reynolds Consultancy Agreement in exchange for serving as a consultant for PB Commodities and performing consultancy services on its behalf. The Reynolds Consultancy Agreement continues until terminated by either party providing not less than two months’ notice. In exchange for these services Mr. Reynolds receives $6,500 per month from PB Commodities. Commencing the month following the up-listing of the Company to the NYSE MKT or NASDAQ, this amount will increase to $8,000 per month. The foregoing description of the Reynolds Executive Employment Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.25.

Cameron Reynolds receives compensation from VolitionRx pursuant to an Executive Employment Agreement, or the Reynolds Executive Employment Agreement, effective as of January 1, 2015, in exchange for serving as the Chief Executive Officer of VolitionRx. The term of the Reynolds Executive Employment Agreement is three (3) years, which shall be automatically extended for successive periods of two (2) years. In exchange for his services, Mr. Reynolds shall receive £4,500.00 GBP per month from VolitionRx. Commencing the month following the up-listing of the Company to the NYSE MKT or NASDAQ, this amount will increase to £10,000 GBP per month. Mr. Reynolds is also entitled to the use of a residential apartment in Namur, Belgium, as leased by the Company. The foregoing description of the Reynolds Executive Employment Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.26.

On November 25, 2011, Cameron Reynolds was granted an option to purchase 120,000 shares of common stock of VolitionRx under the 2011 Equity Incentive Plan, or the Plan, dated November 17, 2011. On August 18, 2014, Mr. Reynolds was granted an option to purchase 100,000 shares of common stock of VolitionRx under the Plan. None of these options have been exercised. See note (10) below for a discussion of the terms of options granted under the Plan and the calculation of fair market value of options granted under the Plan.

(3)

Dr. Jacob Micallef is currently the Chief Scientific Officer of The Company (appointed January 1, 2015) and Chief Scientific Officer and a Director of Belgian Volition. There are no employment agreements by and between Dr. Micallef and The Company and Belgian Volition.

Dr. Micallef receives compensation pursuant to a consultancy agreement, or the 2015 Micallef Agreement, dated January 1, 2015, entered into by and between VolitionRx and Borlaug Limited, or Borlaug. Under the terms of the 2015 Micallef Agreement, Borlaug will make available to VolitionRx the services of Dr. Micallef to (i) manage VolitionRx’s intellectual property portfolio and file new patents as required by VolitionRx; (ii) provide project management for VolitionRx’s diagnostic development programs; and (iii) identify and pursue business development opportunities for VolitionRx. The 2015 Micallef Agreement commenced effective January 1, 2015, and continues until terminated as provided in the 2015 Micallef Agreement. In exchange for such services, VolitionRx is to pay Borlaug a monthly fee of £6,014 GBP. Commencing the month following the up-listing of the Company to the NYSE MKT or NASDAQ, this amount will increase to £8,333.33 GBP per month. Effective January 1, 2015, the 2015 Micallef Agreement superseded the consultancy agreement, dated January 1, 2011, entered into by and between Belgian Volition and Borlaug, pursuant to which Borlaug received a monthly fee of £5,467 GBP (which increased to £6,014 GBP on April 1, 2014) and bonuses upon the achievement of certain milestones. For the years ended December 31, 2014 and 2013, Borlaug received $150,826 and $102,470, respectively. The foregoing description of the Micallef Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.27.

On November 25, 2011, Dr. Micallef was granted an option to purchase 120,000 shares of common stock of VolitionRx under the Plan. This option has subsequently been assigned to Borlaug. Dr. Micallef is a controlling director of Borlaug and has voting and dispositive control over shares of VolitionRx’s common stock held by Borlaug and shares issuable to Borlaug upon the exercise of stock purchase options and stock purchase warrants. On December 3, 2012, Borlaug was granted an option to purchase 50,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Borlaug was granted an option to purchase 130,000 shares of common stock of VolitionRx under the Plan. None of these options have been exercised. See note (10) below for a discussion of the terms of options granted under the Plan and the calculation of fair market value of options granted under the Plan.

(4)

Dr. Mark Eccleston is currently the Chief Scientific Officer of HyperGenomics Pte Limited. There are no employment agreements by and between Dr. Eccleston and HyperGenomics Pte Limited.

Dr. Eccleston receives compensation pursuant to a Consultancy Services Agreement, or the Singapore Eccleston Agreement, dated October 1, 2010, entered into by and between Singapore Volition and Oncolytika Limited, or Oncolytika. Under the terms of the Singapore Eccleston Agreement, Oncolytika, which is represented by Dr Eccleston, will (i) provide project management for Singapore Volition’s diagnostic development programs; and (ii) identify and pursue business development opportunities for the Singapore Volition group and its Nucleosomics® and HyperGenomics® technologies. The Eccleston Agreement commenced effective October 1, 2010, and continues until terminated by one month’s written notice by either party, or by a material breach of the Eccleston Agreement. In exchange for such services, Singapore Volition is to pay Oncolytika a monthly fee of £5,300 GBP (approximately $7,000 USD) and bonuses upon the achievement of certain milestones. For the years ended December 31, 2014 and 2013, Oncolytika received $114,757 and $100,457, respectively. The foregoing description of the Eccleston Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.10.

Dr. Eccleston receives compensation pursuant to a Consultancy Services Agreement, or the Belgian Eccleston Agreement, dated January 1, 2014, entered into by and between Belgian Volition and Oncolytika. Under the terms of the Belgian Eccleston Agreement, Oncolytika, which is represented by Dr Eccleston, will (i) design and project manage the development of a positive control for Belgian Volition’s diagnostic development programs; and (ii) coordinate Belgian Volition’s Eurostar program. The Belgian Eccleston Agreement commenced effective January 1, 2014, and continues until 31 December, 2015, unless terminated upon a material breach of the Eccleston Agreement. In exchange for such services, Belgian Volition is to pay Oncolytika a monthly fee of €750 EUR (approximately $975 USD). For the year ended December 31, 2014, Oncolytika received $11,715 from this agreement. The foregoing description of the Belgian Eccleston Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.29.

On November 25, 2011, Dr. Eccleston was granted an option to purchase 120,000 shares of common stock of VolitionRx under the Plan. This option has subsequently been assigned to Oncolytika. Dr. Eccleston is a controlling director of Oncolytika and has voting and dispositive control over shares of the Company’s common stock held by Oncolytika and shares issuable to Oncolytika upon the exercise of stock purchase options and stock purchase warrants. On December 3, 2012, Oncolytika was granted an option to purchase 50,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Oncolytika was granted an option to purchase 130,000 shares of common stock of VolitionRx under the Plan. None of these options have been exercised. See note (10) below for a discussion of the terms of options granted under the Plan and the calculation of fair market value of options granted under the Plan.

(5)

Malcolm Lewin served as the CFO and Treasurer of VolitionRx, the CFO of Singapore Volition and a Director of Belgian Volition until July 1, 2014. There are no employment agreements by and between Malcolm Lewin and VolitionRx or Singapore Volition. Malcolm Lewin received no compensation in exchange for his services as an executive officer of VolitionRx.

Malcolm Lewin received compensation in exchange for his services as an executive officer of Singapore Volition per the Consultancy Agreement, or the Lewin Consultancy Agreement, entered into by and between Singapore Volition and Mr. Malcolm Lewin dated July 10, 2011, pursuant to which Mr. Lewin served as Chief Financial Officer of Singapore Volition and devoted at least twelve (12) days per month in carrying out the duties as Chief Financial Officer. According to the Lewin Consultancy Agreement, Mr. Lewin’s term as Chief Financial Officer commenced on July 15, 2011 and shall terminate upon Mr. Lewin’s resignation or commitment of a material breach of the Lewin Consultancy Agreement or upon written notice by either party. In exchange for such services, Singapore Volition paid Mr. Lewin a monthly fee of $6,500 for the period from July 1, 2012 to March 31, 2014 and a monthly fee of $7,150 for the period from January 1, 2014 to July 31, 2014. For the years ended December 31, 2014 and 2013, Mr. Lewin received $48,100 and $78,000, respectively, pursuant to the Lewin Consultancy Agreement. The foregoing description of the Lewin Consultancy Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.16.

On November 25, 2011, Malcolm Lewin was granted an option to purchase 60,000 shares of common stock of VolitionRx under the Plan. As of December 31, 2013, none of the options which had vested had been exercised. On July 1, 2014, Malcolm Lewin resigned from the Company and the option to purchase 60,000 shares of common stock of VolitionRx expired in accordance with its terms. See note (10) below for a discussion of the terms of options granted under the Plan and the calculation of fair market value of options granted under the Plan.

(6)

Rodney Rootsaert is currently the Secretary of VolitionRx, the Administration and Legal Officer of Singapore Volition and the Secretary and a Director of Belgian Volition.

Rodney Rootsaert receives compensation from VolitionRx pursuant to an Employment Agreement, or the 2015 Rootsaert Employment Agreement, effective as of January 1, 2015, in exchange for serving as the Corporate Secretary of VolitionRx. The term of the 2015 Rootsaert Employment Agreement is three (3) years, which shall be automatically extended for successive periods of two (2) years. In exchange for his services, Mr. Rootsaert shall receive £4,500.00 GBP per month from VolitionRx. Commencing the month following the up-listing of the Company to the NYSE MKT or NASDAQ, this amount will increase to £6,666.66 GBP per month. Effective January 1, 2015, the 2015 Rootsaert Employment Agreement superseded the agreement, dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities and the Employment Agreement, dated September 4, 2010, pursuant to which Mr. Rootsaert received $6,000 per month (which increased to $6,600 on April 1, 2014). For the years ended December 31, 2014 and 2013, Mr. Rootsaert received $77,400 and $72,000, respectively. The foregoing description of the 2015 Rootsaert Employment Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.28.

Mining House Limited, or Mining House, provides consultancy and office support services to Singapore Volition for £1,450 GBP (approximately $2,390 USD) per month commencing on November 1, 2010, which was reduced to £450 GBP (approximately $740) on April 1, 2014 ; additionally, Singapore Volition is required to pay for all reasonable expenses incurred by Mining House in providing these services. For the year ended December 31, 2014, Singapore Volition paid approximately $22,882 to Mining House split between $13,876 for consultancy and office support services and $9,006 for expenses. For the year ended December 31, 2013, Singapore Volition paid approximately $40,050 to Mining House split between $27,200 for consultancy and office support services and $12,850 for expenses. By reason of his directorship of Mining House, Mr. Rootsaert is deemed to have received compensation in the form of one half (1/2) of the consultancy and office support services received by Mining House, along with Mr. Laith Reynolds for the years ended December 31, 2014 and December 31, 2013. For the years ended December 31, 2014 and 2013, Mr. Rootsaert is deemed to have received $6,938 and $13,600, respectively, from Mining House. There is no written agreement by and between Mining House and Singapore Volition setting forth the terms of this arrangement.

On November 25, 2011, Rodney Rootsaert was granted an option to purchase 60,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Mr. Rootsaert was granted an option to purchase 60,000 shares of common stock of VolitionRx under the Plan. None of these options have been exercised. See note (10) below for a discussion of the terms of options granted under the Plan and the calculation of fair market value of options granted under the Plan.

(7)

Jason Terrell is currently the Chief Medical Officer of VolitionRx and Head of U.S. Operations. There are no employment agreements by and between Jason Terrell and VolitionRx. Jason Terrell receives no compensation in exchange for his services as an executive officer of VolitionRx.

Jason Terrell receives compensation for services to VolitionRx through a warrant agreement entered into as of March 20, 2013. Under the terms of the warrant he is entitled to subscribe for 200,000 shares of common stock at an exercise price of $2.47. The warrants are to expire three years after vesting. 25,000 warrants vested immediately on March 20, 2013. A further 25,000 warrants vested on October 1, 2014 upon VolitionRx signing an agreement to commence a clinical trial of VolitionRx’s proprietary screening kits and devices for the detection of certain diseases in the United States. A further 25,000 warrants are to vest upon VolitionRx signing a second U.S. clinical trial agreement. 50,000 warrants are to vest on the date VolitionRx receives approval from the FDA for the sale and distribution in the United States of its first proprietary screening kit or device for the detection of a certain disease. A further 50,000 warrants are to vest upon the receipt of FDA approval for the sale and distribution in the United States of its second proprietary screening kit or device for the detection of a certain disease that is different from the first proprietary screening kit. 25,000 warrants are to vest on the date of VolitionRx signing an agreement with a laboratory/group certified through the CLIA for the use of VolitionRx’s proprietary screening kits and devices for the detection of certain diseases in humans in the United States.

We have calculated the fair market value of the 25,000 warrants that vested immediately at $57,046 using the Black Scholes Option Pricing Model using the following assumptions: three year term, $2.48 stock price, $2.47 exercise price, 253% volatility, 0.38% risk free rate. The 25,000 warrants that vested on October 1, 2014 have been valued at $104,281 using the Black Scholes Option Pricing model using the following assumptions: 3 year term, $4.21 stock price, $2.47 exercise price, 235% volatility, 1.0% risk free rate. We carried out a re-measurement of the 150,000 unvested warrants as at December 31, 2014 in accordance with ASC 505. We estimated that the vesting of these warrants will take place over the 3 years to December 31, 2017. The unvested warrants were re-measured at $583,829 using Black Scholes Option Pricing model using the following assumptions: 3 year term, $3.90 stock price, $2.47 exercise price, 233% volatility, 1.10% risk free rate.

The 50,000 vested warrants were exercised by Jason Terrell on October 7, 2014

(8)

Sarah Lee Hwee Hoon is currently a Director of Hypergenomics Pte Limited. There are no employment agreements by and between Sarah Lee Hwee Hoon and Hypergenomics Pte Limited.  Sarah Lee Hwee Hoon receives no compensation in exchange for her services as a Director of Hypergenomics Pte Limited

Ms. Lee Hwee Hoon receives compensation pursuant to a Consultancy Services Agreement, dated August 6, 2010, entered into by and between Singapore Volition and PB Commodities and the Employment Agreement, dated September 4, 2010, pursuant to which Ms. Lee Hwee Hoon received $5,500 per month (which increased to $6,050 per month on April 1, 2014). For the years ended December 31, 2014 and 2013, Ms. Lee Hwee Hoon received $70,950 and $66,000, respectively.

On November 25, 2011, Sarah Lee Hwee Hoon was granted an option to purchase 24,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Ms. Lee Hwee Hoon was granted an option to purchase 20,000 shares of common stock of VolitionRx under the Plan. None of these options have been exercised. See note (10) below for a discussion of the terms of options granted under the Plan and the calculation of fair market value of options granted under the Plan.

(9)

Mike O’Connell has served as the CFO and Treasurer of VolitionRx since July 1, 2014. There are no employment agreements by and between Mr. O’Connell and VolitionRx and Mr. O’Connell receives no compensation in exchange for his services as an executive officer of VolitionRx.

Mike O’Connell receives compensation pursuant to a consultancy agreement, or the O’Connell Agreement, dated May 2, 2014, entered into by and between VolitionRx and Isosceles Finance Limited, or Isosceles. Under the terms of the O’Connell Agreement, Isosceles will make available to VolitionRx the services of Mr. O’Connell to provide CFO services and shall provide additional accountancy and financial control services to VolitionRx. The term of the O’Connell Agreement is twelve (12) months, which shall be automatically extended for successive periods of twelve (12) months until terminated as provided in the Agreement. The services are to be provided on a time and materials basis. For the years ended December 31, 2014 and 2013, Isosceles received $107,559 and $0, respectively, pursuant to the O’Connell Agreement. The foregoing description of the O’Connell Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.30.

On August 18, 2014, Mike O’Connell was granted an option to purchase 60,000 shares of common stock of VolitionRx under the Plan. See note (10) below for a discussion of the terms of options granted under the Plan and the calculation of fair market value of options granted under the Plan.

(10)

November 25, 2011 Grants: Under the terms of the Plan, each of the options granted on November 25, 2011 vest in six equal installments according to the following schedule: (i) on May 25, 2012 and November 25, 2012 at an exercise price of $3.00 per share, (ii) on May 25, 2013 and November 25, 2013 at an exercise price of $4.00 per share and (iii) on May 25, 2014 and November 25, 2014 at an exercise price of $5.00 per share. The options shall expire three (3) years after they vest.

We have calculated the estimated fair market value of the options granted on November 25, 2011 using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation of $1.20; expected term of 3.5 to 6 years; exercise price of $3.00 to $5.00; a risk free interest rate of 0.41% for the options which vest on May 25, 2012 and November 25, 2012 and a risk free interest rate of 0.93% for the options which vest between May 25, 2013 and November 25, 2014; a dividend yield of 0% and volatility of 174%.

December 3, 2012 Grants: Under the terms of the Plan, each of the options granted on December 3, 2012 vested immediately on December 3, 2012 at an exercise price of $3.01 per share. The options shall expire three (3) years after they vest.

We have calculated the estimated fair market value of the options granted on December 3, 2012 using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation of $3.15; expected term of 3 years; exercise price of $3.01; a risk free interest rate of 0.34%, a dividend yield of 0% and volatility of 251%.

August 18, 2014 Grants: Under the terms of the plan, these options vest in two equal tranches, the first tranche vests on February 18, 2015. The second tranche vests on February 18, 2016. All the options expire four years after their vesting dates. The exercise prices are $2.50 for options vesting in the first year and $3.00 for options vesting in the second year.

We have calculated the estimated fair market value of these options granted on August 18, 2014 using the Black-Scholes Option Pricing model and the following assumptions: term 4.5 to 5.5 years, stock price $1.85, exercise prices $2.50-$3.00, 237% volatility, 1.58% risk free rate.

August 18, 2014 Grant to Michael O’Connell, these options vest in equal six monthly installments over three years, starting six months after the date of grant, and expire three years after the vesting dates. The exercise prices are $3.00 for options vesting in the first year, $4.00 for options vesting in the second year, and $5.00 for options vesting in the third year.

The Company has calculated the estimated fair market value of these options granted on August 18, 2014 using the Black-Scholes Option Pricing model and the following assumptions: term 3.5 to 6 years, stock price $1.85, exercise prices $3.00-$5.00, 237% volatility, 0.89% risk free rate.

Narrative Disclosure to Summary Compensation Table

As of December 31, 2014 and 2013, none of VolitionRx, Singapore Volition or its subsidiaries, had any compensatory plans or arrangements, including payments to be received from VolitionRx, Singapore Volition or its subsidiaries with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with VolitionRx, Singapore Volition or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of VolitionRx, Singapore Volition or its subsidiaries.

Outstanding Equity Awards

The following table sets forth the outstanding equity awards for the executive officers of VolitionRx, Singapore Volition and its subsidiaries as of the fiscal year ended December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#)exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have notVested (#)	EquityIncentive PlanAwards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Cameron Reynolds(1)	20,000	-0-	-0-	$3.00	May 25, 2015	-0-	-0-	-0-	-0-

	20,000	0	-0-	$3.00	November 25, 2015	-0-	-0-	-0-
									-0-
	20,000	-0-	-0-	$4.00	May 25, 2016	-0-	-0-	-0-

	20,000	-0-	-0-	$4.00	November 25, 2016	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$5.00	May 25, 2017	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$5.00	November 25, 2017	-0-	-0-	-0-	-0-

	-0-	-0-	50,000	$2.50	February 18, 2019	-0-	-0-	-0-	-0-

	-0-	-0-	50,000	$3.00	February 18, 2020	-0-	-0-	-0-	-0-

Dr. Jacob Micallef(2)	20,000	-0-	-0-	$3.00	May 25,2015	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$3.00	November 25, 2015	-0-	-0-	-0-	-0-

	50,000	-0-	-0-	$3.01	December 3, 2015	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$4.00	May 25, 2016	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$4.00	November 25, 2016	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$5.00	May 25, 2017	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$5.00	November 25, 2017	-0-	-0-	-0-	-0-

	-0-	-0-	65,000	$2.50	February 18, 2019	-0-	-0-	-0-	-0-

	-0-	-0-	65,000	$3.00	February 18, 2020	-0-	-0-	-0-	-0-

Dr. Mark Eccleston(3)	20,000	-0-	-0-	$3.00	May 25,2015	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$3.00	November 25, 2015	-0-	-0-	-0-	-0-

	50,000	-0-	-0-	$3.01	December 3, 2015	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$4.00	May 25, 2016	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$4.00	November 25, 2016	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$5.00	May 25, 2017	-0-	-0-	-0-	-0-

	20,000	-0-	-0-	$5.00	November 25, 2017	-0-	-0-	-0-	-0-

	-0-	-0-	65,000	$2.50	February 18, 2019	-0-	-0-	-0-	-0-

	-0-	-0-	65,000	$3.00	February 18, 2020	-0-	-0-	-0-	-0-

Malcolm Lewin(4)	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Rodney Rootsaert(5)	10,000	-0-	-0-	$3.00	May 25, 2015	-0-	-0-	-0-	-0-

	10,000	-0-	-0-	$3.00	November 25, 2015	-0-	-0-	-0-	-0-

	10,000	-0-	-0-	$4.00	May 25, 2016	-0-	-0-	-0-	-0-

	10,000	-0-	-0-	$4.00	November 25, 2016	-0-	-0-	-0-	-0-

	10,000	-0-	-0-	$5.00	May 25, 2017	-0-	-0-	-0-	-0-

	10,000	-0-	-0-	$5.00	November 25, 2017	-0-	-0-	-0-	-0-

	-0-	-0-	30,000	$2.50	February 18, 2019	-0-	-0-	-0-	-0-

	-0-	-0-	30,000	$3.00	February 18, 2020	-0-	-0-	-0-	-0-

Jason Terrell(6)	-0-	-0-	25,000	$2.47	Dec 20, 2018*	-0-	-0-	-0-	-0-

	-0-	-0-	25,000	$2.47	Sep 20, 2019*	-0-	-0-	-0-	-0-

	-0-	-0-	50,000	$2.47	Dec 20, 2019*	-0-	-0-	-0-	-0-

	-0-	-0-	50,000	$2.47	Dec 20, 2020*	-0-	-0-	-0-	-0-

	-0-	-0-	12,500	$2.50	February 18, 2019	-0-	-0-	-0-	-0-

	-0-	-0-	12,500	$3.00	February 18, 2020	-0-	-0-	-0-	-0-

Sarah Lee Hwee Hoon(7)	4,000	-0-	-0-	$3.00	May 25, 2015	-0-	-0-	-0-	-0-

	4,000	-0-	-0-	$3.00	November 25, 2015	-0-	-0-	-0-	-0-

	4,000	-0-	-0-	$4.00	May 25, 2016	-0-	-0-	-0-	-0-

	4,000	-0-	-0-	$4.00	November 25, 2016	-0-	-0-	-0-	-0-

	4,000	-0-	-0-	$5.00	May 25, 2017	-0-	-0-	-0-	-0-

	4,000	-0-	-0-	$5.00	November 25, 2017	-0-	-0-	-0-	-0-

	-0-	-0-	10,000	$2.50	February 18, 2019	-0-	-0-	-0-	-0-

	-0-	-0-	10,000	$3.00	February 18, 2020	-0-	-0-	-0-	-0-
Mike O’Connell(8)	-0-	-0-	10,000	$3.00	February 2, 2018	-0-	-0-	-0-	-0-

	-0-	-0-	10,000	$3.00	August 2, 2018	-0-	-0-	-0-	-0-

	-0-	-0-	10,000	$4.00	February 2, 2019	-0-	-0-	-0-	-0-

	-0-	-0-	10,000	$4.00	August 2, 2019	-0-	-0-	-0-	-0-

	-0-	-0-	10,000	$5.00	February 2, 2020	-0-	-0-	-0-	-0-

	-0-	-0-	10,000	$5.00	August 2, 2020	-0-	-0-	-0-	-0-

* Estimates only. See note (6) below.

(1)

On November 25, 2011, Cameron Reynolds was granted an option to purchase 120,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Mr. Reynolds was granted an option to purchase 100,000 shares of common stock of VolitionRx under the Plan. See the footnotes to the section entitled “Summary Compensation Table” above for further discussion of each of the options granted under the Plan.

(2)

On November 25, 2011, Dr Micallef was granted an option to purchase 120,000 shares of common stock of VolitionRx under the Plan. This option has subsequently been assigned to Borlaug. On December 3, 2012, Borlaug was granted an option to purchase 50,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Borlaug was granted an option to purchase 130,000 shares of common stock of VolitionRx under the Plan. See the footnotes to the section entitled “Summary Compensation Table” above for further discussion of each of the options granted under the Plan.

(3)

On November 25, 2011, Dr Eccleston was granted an option to purchase 120,000 shares of common stock of VolitionRx under the Plan. This option has subsequently been assigned to Oncolytika. On December 3, 2012, Oncolytika was granted an option to purchase 50,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Oncolytika was granted an option to purchase 130,000 shares of common stock of VolitionRx under the Plan. See the footnotes to the section entitled “Summary Compensation Table” above for further discussion of each of the options granted under the Plan.

(4)

On November 25, 2011, Malcolm Lewin was granted an option to purchase 60,000 shares of common stock of VolitionRx under the Plan. On July 1, 2014, Mr. Lewin resigned from the Company and the option to purchase 60,000 shares of common stock of VolitionRx expired in accordance with its terms. See the footnotes to the section entitled “Summary Compensation Table” above for further discussion of each of the options granted under the Plan.

(5)

On November 25, 2011, Rodney Rootsaert was granted an option to purchase 60,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Mr. Rootsaert was granted an option to purchase 60,000 shares of common stock of VolitionRx under the Plan. See the footnotes to the section entitled “Summary Compensation Table” above for further discussion of each of the options granted under the Plan.

(6)

On March 20, 2013, Jason Terrell was granted a warrant to purchase 200,000 shares of common stock of VolitionRx at an exercise price of $2.47 per share. On October 7, 2014 Mr. Terrell exercised the warrant to purchase 50,000 shares of common stock for $123,500. On August 18, 2014, Mr. Terrell was granted an option to purchase 25,000 shares of common stock of VolitionRx under the Plan. See the footnotes to the section entitled “Summary Compensation Table” above for further discussion of each of the warrants and the option granted to Mr. Terrell.

(7)

On November 25, 2011, Sarah Lee Hwee Hoon was granted an option to purchase 24,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Ms. Lee Hwee Hoon was granted an option to purchase 20,000 shares of common stock of VolitionRx under the Plan. See the footnotes to the section entitled “Summary Compensation Table” above for further discussion of each of the options granted under the Plan.

(8)

On August 18, 2014, Mike O’Connell was granted an option to purchase 60,000 shares of common stock of VolitionRx under the Plan. See the footnotes to the section entitled “Summary Compensation Table” above for further discussion of each of the options granted under the Plan.

Long-Term Incentive Plans

As at December 31, 2014 and 2013, there were no arrangements or plans in which VolitionRx, Singapore Volition or its subsidiaries provided pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

As at December 31, 2013, none of VolitionRx, Singapore Volition or its subsidiaries had a compensation committee of the Board of Directors. The Board of Directors as a whole determined executive compensation. On November 5, 2014, our Board of Directors established a compensation committee pursuant to a written charter adopted by the Board of Directors, a copy of which is available on our website www.volitionrx.com.

Compensation of Directors

The compensation paid to executive officers who were also directors for all services rendered in all capacities to VolitionRx, Singapore Volition and its subsidiaries for the fiscal year ended December 31, 2014 is set forth in the section entitled “Executive Compensation – Summary Compensation Table”. No executive officer is paid compensation for services as a director.

The following table sets forth the compensation paid to the directors who were not executive officers of VolitionRx for the fiscal year ended December 31, 2014. Unless otherwise specified, the term of each director is that as set forth under that section entitled “Directors and Executive Officers-- Term of Office.”

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guy Innes(2)	25,000	-0-	29,334	-0-	-0-	-0-	54,334
Dr. Martin Faulkes(3)	96,750	-0-	56,200	-0-	-0-	-0-	152,950
Dr. Alan Colman(4)	72,000	7,000	2,468	-0-	-0-	4,000	85,468
Dr. Habib Skaff(5)	14,583	7,000	24,363	-0-	-0-	-0-	45,946

(1)

All Option Awards have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)

Guy Innes is currently a Director of VolitionRx and Singapore Volition. There are no employment agreements by and between Guy Innes and VolitionRx.

Guy Innes receives compensation in exchange for his services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Non-Executive Director with Guy Innes, or the Innes Letter of Appointment, entered into with Singapore Volition on September 23, 2010, pursuant to which Mr. Innes shall serve as a non-executive director commencing on August 18, 2010 and terminating upon written notice by either party, removal from office by resolution of the stockholders or upon his office as director being vacated. In exchange for his services, he shall receive $6,250 per calendar quarter following the admission of the shares of Singapore Volition to a recognized exchange, per the terms set forth in the letter. This amount became payable by VolitionRx upon completion of the Share Exchange Agreement which closed on October 6, 2011. The foregoing description of the Innes Letter of Appointment does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.09.

On November 25, 2011, Guy Innes was granted an option to purchase 30,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Mr. Innes was granted an option to purchase 30,000 shares of common stock of VolitionRx under the Plan. See note (9) to the section entitled “Summary Compensation Table” above for further discussion of the options granted under the Plan.

(3)

Dr. Martin Faulkes is currently a Director of VolitionRx, Singapore Volition and Belgian Volition. There are no employment agreements by and between Dr. Martin Faulkes and VolitionRx or Belgian Volition.

Dr. Martin Faulkes receives compensation in exchange for his services as a Director of Singapore Volition pursuant to a Letter of Appointment as Executive Chairman with Dr. Martin Faulkes, or the Faulkes Letter of Appointment, entered into with Singapore Volition on July 13, 2011, pursuant to which Dr. Faulkes shall serve as executive chairman of the Board of Directors of Singapore Volition commencing on March 22, 2011 for a term of three (3) years and terminating upon written notice by either party, removal from office by resolution of the stockholders or upon his office as Executive Chairman being vacated. In exchange for his services, he shall receive an annual fee of $90,000 to commence following the admission of the shares of Singapore Volition to a recognized exchange and Singapore Volition being sufficiently funded in the opinion of the Board. If the Board believes that VolitionRx is not sufficiently funded, Dr. Faulkes shall receive $6,250 per calendar quarter until VolitionRx is sufficiently funded. This amount became payable by VolitionRx upon completion of the Share Exchange Agreement which closed on October 6, 2011. On April 1, 2014 the annual fee received by Dr. Faulkes increased to $99,000.

On July 13, 2011, Singapore Volition entered into a Warrant Agreement with Dr. Faulkes to grant warrants to him to purchase up to 250,000 shares of Singapore Volition at an exercise price of $1.05 per share, per the terms set forth in the agreement. Pursuant to the terms of the Share Exchange Agreement which closed on October 6, 2011 the warrant of Singapore Volition became a warrant of VolitionRx. The warrants shall vest on July 13, 2011 and shall expire on July 13, 2016. As of the years ended December 31, 2014 and 2013, 0 and 0 of these warrants have been exercised, respectively. We have calculated the estimated fair market value of the warrants granted to Dr. Faulkes as $244,395 using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $1.00; expected term of five years, exercise price of $1.05, a risk free interest rate of 1.45%, a dividend yield of 0% and volatility of 190%. The foregoing description of the Faulkes Letter of Appointment does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.17.

On November 25, 2011, Dr. Faulkes was granted an option to purchase 30,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Dr. Faulkes was granted an option to purchase 60,000 shares of common stock of VolitionRx under the Plan. See note (9) to the section entitled “Summary Compensation Table” above for further discussion of the options granted under the Plan.

(4)

Dr. Alan Colman is currently a Director of VolitionRx and Singapore Volition.

Dr. Alan Colman receives compensation in exchange for his services as a Director of Singapore Volition pursuant to that certain Letter of Appointment as Non-Executive Director with Dr. Alan Colman, or the Colman Letter of Appointment, entered into with Singapore Volition on May 25, 2011, pursuant to which Dr. Colman shall serve as a non-executive director of Singapore Volition commencing on April 1, 2011 and terminating upon written notice by either party, removal from office by resolution of the stockholders or upon his office as director being vacated. In exchange for his services, he shall receive $6,000 per month in cash or stock or a combination of both, at his sole discretion. This amount became payable by VolitionRx upon completion of the Share Exchange Agreement which closed on October 6, 2011

On April 1, 2011, Singapore Volition entered into a Warrant Agreement with Dr. Colman pursuant to which he received warrants to purchase up to 100,000 shares of Singapore Volition at an exercise price of $0.50 per share, per the terms set forth in the agreement. Pursuant to the terms of the Share Exchange Agreement which closed on October 6, 2011 the warrant of Singapore Volition became a warrant of VolitionRx. The warrants shall vest on April 1, 2011 and shall expire on April 1, 2016. As of the years ended December 31, 2014 and 2013, 0 and 0 of these warrants have been exercised, respectively. We have calculated the estimated fair market value of the warrants granted to Dr. Colman as $48,431 using the Black-Scholes Option Pricing model and the following assumptions: stock price at valuation, $0.50; expected term of five years, exercise price of $0.50, a risk free interest rate of 2.24%, a dividend yield of 0% and volatility of 190%. The foregoing description of the Colman Letter of Appointment does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.12.

On November 25, 2011, Dr. Colman was granted an option to purchase 30,000 shares of common stock of VolitionRx under the Plan. See note (9) to the section entitled “Summary Compensation Table” above for further discussion of the options granted under the Plan.

(5)

Dr. Habib Skaff is currently a Director of VolitionRx. There are no employment agreements by and between Dr. Skaff and VolitionRx.

Dr. Habib Skaff receives compensation in exchange for his services as a Director of VolitionRx pursuant to that certain Letter of Appointment as Non-Executive Director with Dr. Skaff, or the Skaff Letter of Appointment, entered into with VolitionRx on May 29, 2014, pursuant to which Dr. Skaff shall serve as a non-executive director of VolitionRx commencing on June 1, 2014 and terminating upon written notice by either party, removal from office by resolution of the stockholders or upon his office as director being vacated. In exchange for his services, Dr. Skaff shall receive $6,250 per calendar quarter. The foregoing description of the Skaff Letter of Appointment does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.31.

On November 25, 2011, Dr. Skaff was granted an option to purchase 24,000 shares of common stock of VolitionRx under the Plan. On August 18, 2014, Dr. Skaff was granted an option to purchase 25,000 shares of common stock of VolitionRx under the Plan. See note (9) to the section entitled “Summary Compensation Table” above for further discussion of the options granted under the Plan.

Security Holders Recommendations to Board of Directors

Stockholders can direct communications to our Secretary, Rodney Rootsaert, at our executive offices. However, while we appreciate all comments from stockholders, we may not be able to individually respond to all communications. We attempt to address stockholder questions and concerns in our press releases and documents filed with the SEC so that all stockholders have access to information about us at the same time. Mr. Rootsaert collects and evaluates all stockholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 18, 2015, by VolitionRx directors, officers and 5% owners: (i) each of our and our subsidiaries’ directors; (ii) each of our and our subsidiaries’ named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the stockholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 18, 2015, there were 17,934,715 common shares issued and outstanding, 1,141,145 shares issuable upon the exercise of options within 60 days, and 3,284,924 shares issuable upon the exercise of stock purchase warrants within 60 days.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 18, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature Of Beneficial Ownership (#)	Percent of Class (**) (%)
Rodney Rootsaert (1) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	1,094,088	6.07%
Dr. Martin Faulkes (2) Eastwoods, The Chase Oxshott Surrey, UK KT22 0HR	Common	1,409,101	7.70%
Guy Innes (3) Titsey Place Oxted, UK, RH8 0SD	Common	1,529,534	8.36%
Cameron Reynolds (4) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	1,273,516	7.03%
Dr. Alan Colman (5) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	196,937	1.09%
Dr. Jacob Micallef (6) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	354.745	1.95%
Dr. Mark Eccleston(7) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	339,769	1.87%
Jason Terrell (8) 500 Painted Horse Trl Burnet, TX 7861, USA	Common	148,864	0.83%
Sarah Lee Hwee Hoon (9) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	34,000	0.19%
Habib Skaff (10) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	54,223	0.30%
Mike O’Connell (11) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	10,000	0.06%
All Officers and Directors as a Group (11 Persons)	Common	6,444,778	32.75%
Concord International, Inc. (12) 1 Scotts Road, #24-05 Shaw Centre Singapore 228208	Common	1,004,088	5.60%
Cotterford Company Limited (13) Alma House, 7 Circular Road, Douglas Isle of Man, IM1 1AF United Kingdom	Common	1,447,616	7.90%

** The percent of class as calculated herein is based on 17,934,715 common shares issued and outstanding, 1,141,145 shares issuable upon the exercise of options within 60 days, and 3,284,924 shares issuable upon the exercise of stock purchase warrants within 60 days, as of March 18, 2015

(1)

Rodney Rootsaert is VolitionRx’s Secretary. Mr. Rootsaert is also the Administrative and Legal Officer of Singapore Volition and the Secretary and a Director of Belgian Volition. Mr. Rootsaert’s beneficial ownership includes 0 shares of common stock and 90,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013, May 25, 2014, November 25, 2014 and February 18, 2015 under the 2011 Equity Incentive Plan dated November 17, 2011. Further, Rodney Rootsaert is a controlling director of Concord International, Inc. and has voting and dispositive control over the 1,004,088 shares of common stock beneficially owned by Concord International, Inc. Cameron Reynolds is a potential beneficiary.

(2)

Dr. Martin Faulkes is a Director of VolitionRx, Singapore Volition and Belgian Volition. Dr. Faulkes’ beneficial ownership includes: 1,041,067 shares of common stock; 250,000 shares issuable upon the exercise of stock purchase warrants, which vested on July 13, 2011; 60,000 shares issuable upon the exercise of stock purchase options, which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013, May 25, 2014, November 25, 2014  and February 18, 2015 under the 2011 Equity Incentive Plan dated November 17, 2011; and 58,034 shares issuable upon the exercise of stock purchase warrants.

(3)

Guy Innes is a Director of VolitionRx and Singapore Volition. Mr. Innes’ beneficial ownership includes: 1,170,197 shares of common stock; 100,000 shares issuable upon the exercise of stock purchase warrants which vested on March 24, 2011; 45,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013, May 25, 2014, November 25, 2014 and February 18, 2015 under the 2011 Equity Incentive Plan dated November 17, 2011; and 214,337 shares issuable upon the exercise of stock purchase warrants.

(4)

Cameron Reynolds is VolitionRx’s President, Chief Executive Officer and a member of the Board of Directors. Mr. Reynolds is also the Chief Executive Officer and a Director of Singapore Volition, the Managing Director of Belgian Volition, and Chief Executive Officer and a Director of HyperGenomics Pte Limited. Mr. Reynolds’ beneficial ownership includes: 1,102,344 shares of common stock; 170,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013, May 25, 2014, November 25, 2014 and February 18, 2015 under the 2011 Equity Incentive Plan dated November 17, 2011; and 1,172 shares issuable upon the exercise of stock purchase warrants.

(5)

Dr. Alan Colman is a Director of VolitionRx and Singapore Volition. Dr. Colman’s beneficial ownership includes: 53,937 shares of common stock; 100,000 shares issuable upon the exercise of stock purchase warrants which vested on April 1, 2011; 30,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013, May 25, 2014 and November 25, 2014 under the 2011 Equity Incentive Plan dated November 17, 2011; and 13,000 shares issuable upon the exercise of stock purchase warrants.

(6)

Dr. Jacob Micallef is a Director and the Chief Scientific Officer of Belgian Volition. Dr. Micallef’s beneficial ownership includes 86,166 shares of common stock and 10,000 shares issuable upon the exercise of stock purchase warrants. Further, Dr. Micallef is a controlling director of Borlaug Limited and has voting and dispositive control over 14,290 shares of common stock beneficially owned by Borlaug Limited, 9,290 shares issuable to Borlaug Limited upon the exercise of stock purchase warrants, and 235,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, December 13, 2012, May 25,2013, November 25, 2013,May 25, 2014, November 25, 2014 and February 18, 2015 under the 2011 Equity Incentive Plan dated November 17, 2011.

(7)

Dr. Mark Eccleston is the Chief Scientific Officer of HyperGenomics Pte Limited. Dr. Eccleston’s beneficial ownership includes 66,451 shares of common stock and 15,000 shares issuable upon the exercise of stock purchase warrants. Further, Dr. Eccleston is a controlling director of Oncolytika Limited and has voting and dispositive control over 14,159 shares of common stock beneficially owned by Oncolytika Limited, 9,159 shares issuable to Oncolytika Limited upon the exercise of stock purchase warrants, and 235,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, December 13, 2012, May 25,2013, November 25, 2013, May 25, 2014, November 25, 2014 and February 18, 2015 under the 2011 Equity Incentive Plan dated November 17, 2011.

(8)

Jason Terrell is VolitionRx’s Chief Medical Officer and Head of US Operations. Jason Terrell’s beneficial ownership includes 136,364 shares of common stock, and 12,500 shares issuable upon the exercise of stock purchase options which vested on February 18, 2015 under the 2011 Equity Incentive Plan dated November 17, 2011.

(9)

Sarah Lee Hwee Hoon is the Secretary and a Director of Hypergenomics Pte Limited.  Ms. Hoon’s beneficial ownership includes 0 shares of common stock and 34,000 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013, May 25, 2014, November 25, 2014 and February 18, 2015 under the 2011 Equity Incentive Plan dated November 17, 2011

(10)

Dr. Habib Skaff is a Director of VolitionRx. Dr. Skaff’s beneficial ownership includes: 14,580 shares of common stock and 36,500 shares issuable upon the exercise of stock purchase options which vested on May 25, 2012, November 25, 2012, May 25, 2013, November 25, 2013, May 25, 2014, November 25, 2014 and February 18, 2015, under the 2011 Equity Incentive Plan dated November 17, 2011; and 3,143 shares issuable upon the exercise of stock purchase warrants.

(11)

Mike O’Connell is VolitionRx’s Chief Financial Officer and Treasurer. Mr. O’Connell’s beneficial ownership includes 0 shares of common stock and 10,000 shares issuable upon the exercise of stock purchase options which vested on February 18, 2015 under the 2011 Equity Incentive Plan dated November 17, 2011.

(12)

Concord International, Inc.’s beneficial ownership includes 1,004,088 shares of common stock. Rodney Rootsaert is a controlling director of Concord International, Inc. and has voting and dispositive control over the 1,004,088 shares of common stock. Cameron Reynolds is a potential beneficiary.

(13)

Cotterford Company Limited’s beneficial ownership includes: 1,048,947 shares of common stock, 94,516 shares issuable upon the exercise of stock purchase warrants which vested on June 21, 2011; and 304,153 shares issuable upon the exercise of stock purchase warrants. Jack Murphy holds investment and voting control over the shares of common stock beneficially owned by Cotterford Company Limited.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company, other than as previously disclosed.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1)

On August 6, 2010, Singapore Volition entered into an agreement with PB Commodities Pte Limited (the “PB Commodities Agreement”). At the time of the PB Commodities Agreement, Laith Reynolds (former Director of Singapore Volition), Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) and Rodney Rootsaert (current Secretary of VolitionRx Limited) were serving as Directors of PB Commodities. Subsequently, Mr. Cameron Reynolds resigned as a Director of PB Commodities on May 1, 2011 and Mr. Rootsaert resigned on September 20, 2011. PB Commodities does not operate for profit. The PB Commodities Agreement provides office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan. In exchange, Singapore Volition paid an initial set up fee to PB Commodities of $11,250. Additionally, Singapore Volition shall pay $6,270 per month (increased from $5,700 per month on April 1, 2014) for office space and staff services as well as pay consultancy fees each month to PB Commodities for the services of Cameron Reynolds ($8,800 (increased from $8,000 on April 1, 2014)) and Rodney Rootsaert ($6,600 (increased from $6,000 on April 1, 2014). Singapore Volition is also required to pay for all reasonable expenses incurred. The term of the PB Commodities Agreement is twelve months, commencing on September 1, 2010, with automatic extensions of twelve months and a three month notice required for termination of the PB Commodities Agreement. For the fiscal years ended December 31, 2014 and December 31, 2013, Singapore Volition was invoiced approximately $327,000 and $300,000, respectively, to PB Commodities. The foregoing description of the PB Commodities Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.05.

(2)

On September 22, 2010, Singapore Volition entered into a Share Purchase Agreement, or the Share Purchase Agreement, with Valirx, pursuant to which Singapore Volition purchased all shares held by Valirx in ValiBio. In exchange for the ValiBio shares, Singapore Volition paid $400,000 to Valirx in four equal payments (paid on October 8, 2010; January 19, 2011; April 14, 2011 and July 11, 2011, respectively) and stock with a value of $600,000 of Singapore Volition or a newly listed entity with the price per share to be determined by: a) the 30 day average closing middle market price immediately prior to the issuance of shares, if Singapore Volition or a newly listed entity following the merger or reverse takeover of Singapore Volition; or b) the average subscription price at which Singapore Volition has raised capital during the period of the Agreement, if Singapore Volition is not listed within 350 days of the Share Purchase Agreement; or c) the mutual consent of the parties in writing prior to the issuance. The price per share will be determined by whichever of the above occurs first. The foregoing description of the Share Purchase Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 2.01.

On September 22, 2010, Singapore Volition entered into a Deed of Novation, or the Deed of Novation, by and among Valirx, ValiBio and Chroma, pursuant to which the parties agreed that Valirx’s rights, obligations and liabilities under a Patent License Agreement by and between Valirx and Chroma dated October 3, 2007 shall be novated to Singapore Volition. As consideration, Singapore Volition shall pay directly to Chroma 5% of each payment due to Valirx pursuant to that certain Share Purchase Agreement dated September 22, 2010, per the terms of the Deed of Novation. During the years ended December 31, 2014 and December 31, 2013, Singapore Volition paid $0 and $0, respectively, to Chroma per the terms of that certain Deed of Novation. The foregoing description of the Deed of Novation does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.07.  On February 20, 2015, Singapore Volition purchased the aforementioned patent from Chroma.

On June 9, 2011, Singapore Volition and Valirx entered into a Supplementary Agreement to the Share Purchase Agreement between the parties dated September 22, 2010, or the Supplemental Agreement, pursuant to which Valirx shall transfer ownership of the Valirx patent application for the “Method for Detecting the Presence of a Gynecological Growth” to Singapore Volition. As consideration, Singapore Volition shall issue additional shares of its common stock or that of a newly listed entity to Valirx with a value of $510,000. This issuance shall be made in addition to the issuance to be made to Valirx pursuant to that certain Share Purchase Agreement dated September 22, 2010 and the price per share of the new issuance shall be determined by the terms of that Share Purchase Agreement. The foregoing description of the Supplement Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 2.02.

During the year ended December 31, 2012, the Company issued 510,811 shares of common stock to Valirx and 14,189 shares of common stock to Chroma (both issuances were made on December 6, 2011) at a price of approximately $2.11 per share, as settlement of the $510,000 and the $600,000 pursuant to that certain Share Purchase Agreement, Supplemental Agreement and the Deed of Novation. During the year ended December 31, 2014 and year ended December 31, 2013, the Company did not issue any shares to Valirx or to Chroma.

(3)

On August 10, 2011, Singapore Volition entered into a service agreement, or the Service Agreement, with Volition Research Limited, or Research, a 100% subsidiary of The Dill Faulkes Educational Trust, or DFET. DFET is a company limited by guarantee (with no share capital or stockholders) and a registered UK charity (Charity No. 1070864) established to give back to the community. Since its inception in 1998, DFET has donated approximately $25 million to initiate and support a number of major charitable projects, bursaries and scholarships approved by the DFET Trustees, including The Faulkes Telescope Project, Church Bell Projects and various educational programs. Neither Research nor DFET provide any services to companies other than Singapore Volition, its subsidiaries and affiliates. Dr. Martin Faulkes (current Director of VolitionRx Limited) is the benefactor of DFET and currently serves as director and chairman of DFET and as a director of Research. Mr. Cameron Reynolds (current President, CEO and a Director of VolitionRx Limited) currently serves as director of Research but is not now, and never has been, involved with DFET in any other capacity. Messrs. Faulkes and Reynolds do not have any ownership, control or other material relationship, directly or indirectly, with Research or DFET. Further, neither Dr. Faulkes nor Mr. Reynolds receives any compensation, directly or indirectly, from Research or DFET pursuant to the Service Agreement, in exchange for their directorships to Research or DFET, or otherwise. The Service Agreement provides for Research to perform services for Singapore Volition for a period of five years for $21,000 per year for an aggregate of $105,000. Such services require Research to liaise with various medical institutions to promote and raise the profile of Singapore Volition through charitable donations, build and develop long-term relationships between UK and International cancer charities and Singapore Volition, and lobby government, health organization and other policy makers on behalf of Singapore Volition and promote the socially responsible ethos of Singapore Volition to ensure Singapore Volition focuses on its corporate social responsibilities to the community. Research does not operate for profit and does not pay any salary or other compensation to anyone, directly or indirectly, to perform the services. Dr. Martin Faulkes performs the services on behalf of Research, however as stated above, he does not receive any compensation in exchange. As of July 31, 2013, it was agreed that services had been performed to the full value anticipated under the Service Agreement, and therefore the Service Agreement was terminated as of that date. Consequently during the years ended December 31, 2014 and December 31, 2013, Singapore Volition incurred a total of $0 and $75,250 to Research, respectively, for its services.

On August 11, 2011, the parties entered into a Settlement Agreement of the Service Agreement, or the Settlement Agreement, agreeing to convert the $105,000 fees due to Research under the Service Agreement to 350,000 shares ($0.30/share) of common stock in Singapore Volition. During the year ended December 31, 2012, Singapore Volition issued 350,000 shares to Research (issued on September 8, 2011). The value of the shares acquired were reassessed in accordance with United States GAAP related party rules, which has resulted in an increase in their value to $1.00 per share and a corresponding increase in the value attributed to the services for the purposes of the accounts to $350,000, or $70,000 per year. As a result of the termination of the Service Agreement described above, Singapore Volition incurred a charge of $250,833 for the year ended December 31, 2013, in respect of the value attributed to the services. During the year ended December 31, 2014 and year ended December 31, 2013 Singapore Volition did not issue any shares to Research. Pursuant to the terms of the Share Exchange Agreement which closed on October 6, 2011, the shares of Singapore Volition were exchanged for shares of VolitionRx. The foregoing descriptions of the Service Agreement and Settlement Agreement do not purport to summarize all terms and conditions thereof and are qualified in their entirety by reference to Exhibits 10.23 and 10.24, respectively.

(4)

On October 1, 2011, Hypergenomics Pte Limited entered into an agreement (the “Agreement”) with PB Commodities Pte Limited (“PB Commodities”). At the time of the Agreement, Laith Reynolds (former Director of Singapore Volition) was serving as a Director of PB Commodities. The Agreement provides office space and office support staff to Hypergenomics Pte Limited for $1,450 USD per month. Hypergenomics Pte Limited is also required to pay for all reasonable expenses incurred.  The term of the Agreement is twelve months, commencing on October 1, 2011, with automatic extensions of twelve months and a three month notice required for termination of the Agreement.   For the fiscal years ended December 31, 2014 and December 31, 2013 Hypergenomics Pte Limited incurred approximately $17,400 USD and $17,400 USD, respectively, to PB Commodities.  The foregoing description of the Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.20.

(5)

As part of the engagement letters with each of our directors, certain indemnification provisions may require us, among other things, to indemnify our directors and executive officers for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers.

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

•

Obtaining disinterested directors consent; and

•

Obtaining stockholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in the NYSE MKT Company Guide §803(A)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NYSE MKT definition of “Independent Director” means a person other than an executive officer or employee of the company. No director qualifies as independent unless the issuer’s board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the NYSE MKT Company Guide provides a non-exclusive list of persons who may not be considered independent.

According to the NYSE MKT definition, Cameron Reynolds and Dr. Martin Faulkes are not independent directors because they are also executive officers of the Company. Dr. Habib Skaff, Guy Innes, and Dr. Alan Colman are considered to be independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$51,650	$28,000
Audit-Related fees	$0	$0
Tax fees	$4,315	$2,829
All other fees	$0	$0
Total	$55,965	$30,829

Audit Fees

During the fiscal year ended December 31, 2014, we incurred approximately $51,650 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2014.

During the fiscal year ended December 31, 2013, we incurred approximately $28,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $4,315 and $2,829, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $0 and $0, respectively.

PART IV

Item 15. Exhibits

(a) Exhibits

Exhibit Number	Description	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and Valirx PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and Valirx PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Amended and Restated Certificate of Incorporation	Filed with the SEC on October 7, 2013 as part of our Current Report on Form 8-K.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Patent License Agreement by and between Valirx PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “Nucleosomics TM ” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, Valirx PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05#	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06#	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Deed of Novation by and among Singapore Volition Pte Limited, Valirx PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Letter of Appointment as Non Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.10#	Master Consultancy Services Agreement by and between Singapore Volition Pte Limited and OncoLytika Ltd dated October 1, 2010	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.11	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and HyperGenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.15	Patent License Agreement by and between HyperGenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.18	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.19	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Agreement by and between HyperGenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Agreement by and between Belgian Volition SA and the Biobank of CHU UCL Mont-Godinne dated August 6, 2012	Filed with the SEC on October 4, 2012 as part of our Amended Registration Statement on Form S-1/A.
10.22	Common Stock Purchase Agreement by and among VolitionRx Limited and the purchasers thereto dated February 26, 2014	Filed with the SEC on February 28, 2014 as part of our Current Report on Form 8-K.
10.23	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25#	Consultancy Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds effective as of January 1, 2015	Filed with the SEC on January 8, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.26#	Executive Employment Agreement by and between VolitionRx and Cameron Reynolds effective as of January 1, 2015	Filed with the SEC on January 8, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.27#	Consultancy Agreement by and between VolitionRx and Borlaug Limited dated as of January 1, 2015	Filed with the SEC on January 8, 2015 as part of our Amended Registration Statement on Form S-1/A.

10.28#	Employment Agreement by and between VolitionRx and Rodney Rootsaert effective as of January 1, 2015	Filed with the SEC on January 8, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.29#	Master Consultancy Services Agreement by and between Belgian Volition and OncoLytika Ltd. dated January 1, 2014	Filed with the SEC on January 23, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.30#	Agreement by and between VolitionRx and Isosceles Finance Limited dated May 2, 2014	Filed with the SEC on January 23, 2015 as part of our Amended Registration Statement on Form S-1/A.

10.31#	Letter of Appointment as Non-Executive Director by and between VolitionRx and Dr. Habib Skaff dated May 28, 2014	Filed with the SEC on January 23, 2015 as part of our Amended Registration Statement on Form S-1/A.
14.1	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
21.1	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant toRule 13a-14	Filed Herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed Herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
101.INS*	XBRL Instance Document	Filed Herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed Herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith.

# Management contract or compensatory plan.

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

VOLITIONRX LIMITED

Dated: March 18, 2015	/s/ Cameron Reynolds
By: Cameron Reynolds
Its: President, Principal Executive Officer and Director

Dated: March 18, 2015	/s/ Michael O’Connell
By: Michael O’Connell
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 18, 2015	/s/ Cameron Reynolds
Cameron Reynolds - President, Principal Executive Officer and Director

Dated: March 18, 2015	/s/ Michael O’Connell
By: Michael O’Connell
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Dated: March 18, 2015	/s/ Dr. Martin Faulkes
Dr. Martin Faulkes - Director

Dated: March 18, 2015	/s/ Guy Innes
Guy Innes - Director

Dated: March 18, 2015	/s/ Dr. Alan Colman
Dr. Alan Colman – Director

Dated: March 18, 2015	/s/ Rodney Rootsaert
Rodney Rootsaert - Secretary

Dated: March 18, 2015	/s/ Dr. Habib Skaff
Dr. Habib Skaff- Director