Form 10-Q
period 2015-03-31
VOLITIONRX LTD
filed 2015-05-12
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 001-36833

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

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No       (Not required)

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

Yes       No  X

As of May 12, 2015, there were 17,934,715 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Index

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations and Comprehensive Loss	5

Condensed Consolidated Statements of Cash Flows	6

Condensed Consolidated Notes to the Financial Statements	7

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2015 $	December 31, 2014 $
	(UNAUDITED)
ASSETS

Cash	11,031,377	2,138,964
Prepaid expenses	231,220	144,095
Other current assets	67,317	52,659

Total Current Assets	11,329,914	2,335,718

Property and equipment, net	256,942	288,585
Intangible assets, net	766,201	808,726

Total Assets	12,353,057	3,433,029

LIABILITIES

Accounts payable and accrued liabilities	616,264	797,909
Management and directors’ fees payable	176,803	146,016
Derivative liability	–	1,577,640
Deferred grant income	170,950	191,512
Current portion of grant repayable	32,550	–

Total Current Liabilities	996,567	2,713,077

Grant repayable, net of current portion	281,456	351,773

Total Liabilities	1,278,023	3,064,850

STOCKHOLDERS’ EQUITY

Preferred Stock
Authorized: 1,000,000 shares of preferred stock, at $0.001 par value
Issued and outstanding: Nil shares and Nil shares, respectively	–	–
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 17,934,715 shares and 14,691,332 shares, respectively	17,935	14,691
Additional paid-in capital	32,701,654	19,966,771
Accumulated other comprehensive loss	(124,972)	(103,832)
Accumulated Deficit	(21,519,583)	(19,509,451)

Total Stockholders’ Equity	11,075,034	368,179

Total Liabilities and Stockholders’ Equity	12,353,057	3,433,029

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2015 $	For the three months ended March 31, 2014 $

Revenue	–	–

Expenses

General and administrative	247,758	68,910
Professional fees	551,799	127,121
Salaries and office administrative fees	339,537	171,678
Research and development	1,210,782	870,464
		–
Total Operating Expenses	2,349,876	1,238,173

Net Operating Loss	(2,349,876)	(1,238,173)

Other Income/(Expenses)
Grants received	–	143,987
Gain/(Loss) on derivative re-measurement	339,744	(1,100,240)

Net Other Expenses	(2,010,132)	(956,253)

Provision for income taxes	–	–

Net Loss	(2,010,132)	(2,194,426)

Other Comprehensive Loss
Foreign currency translation adjustments	(21,140)	(4,196)
Total Other Comprehensive Loss	(21,140)	(4,196)
Net Comprehensive Loss	(2,031,272)	(2,198,622)
Net Loss per Share – Basic and Diluted	(0.12)	(0.18)
Weighted Average Shares Outstanding
– Basic and Diluted	16,461,816	12,246,424

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
	$	$
Operating Activities

Net loss	(2,010,132)	(2,194,426)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	40,158	30,914
Stock based compensation	296,548	45,871
Common stock and warrants issued for services	261	121,732

Non-operating income – grants received	–	(143,987)
(Gain)/Loss on derivative re-measurement	(339,744)	1,100,240

Changes in operating assets and liabilities:
Prepaid expenses	(91,227)	18,954
Other current assets	(20,206)	(12,388)
Accounts payable and accrued liabilities	(81,476)	55,527

Net Cash Used In Operating Activities	(2,205,818)	(977,563)

Investing Activities

Purchases of patents	(55,000)	–
Purchases of property and equipment	(18,302)	(18,067)

Net Cash Used in Investing Activities	(73,302)	(18,067)

Financing Activities

Net proceeds from issuance of common shares	11,203,421	2,767,935
Grants received	–	143,987
		–
Net Cash Provided By Financing Activities	11,203,421	2,911,922

Effect of foreign exchange on cash	(31,888)	(4,194)

Increase in Cash	8,892,413	1,912,098

Cash – Beginning of Period	2,138,964	888,704

Cash – End of Period	11,031,377	2,800,802

Supplemental Disclosures of Cash Flow Information:
Interest paid	–	–
Income tax paid	–	–

Non Cash Financing Activities:
Reduction in Derivative Liability	1,237,896	–
Common stock issued for debt	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRx Limited (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $21,519,583 and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended March 31, 2015 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Ltd, Belgian Volition S.A., and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at March 31, 2015 and December 31, 2014, the Company had $11,031,377 and $2,138,964 respectively in cash and cash equivalents.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As at March 31, 2015, 2,268,669 dilutive warrants and 276,098 potentially dilutive options were excluded from the Diluted EPS calculation as their effect is anti-dilutive.

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

Note 4 - Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents, mainly acquired in the acquisition of ValiBio SA. The patents are being amortized over their remaining lives, which range from 8 to 16 years.

		Accumulated	March 31, 2015 Net Carrying Value
	Cost	Amortization
	$	$	$

Patents	1,114,402	348,201	766,201

	1,114,402	348,201	766,201
			December 31, 2014 Net Carrying Value
		Accumulated
	Cost	Amortization
	$	$	$

Patents	1,173,593	364,867	808,726
	1,173,593	364,867	808,726

On February 20, 2015, The Company purchased the Nucleosomics® WO2005019826: Detection of Histone Modifications in Cell-Free Nucleosomes patent (i.e. the patent that underlies the NuQ®-M tests) from Chroma Therapeutics Limited for the sum of $55,000. Prior to this date, the Company had held the exclusive licence for the patent.

During the three month period ended March 31, 2015, and the year ended December 31, 2014, the Company recognized $21,170 and $95,037 in amortization expense respectively.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

Note 4 - Intangible Assets (continued)

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2015 - remaining	$61,246
2016	$82,416
2017	$82,416
2018	$82,416
2019	$82,416

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2014. The result of this review confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2014.

Note 5 - Related Party Transactions

The Company contracts with a related party to rent office space, be provided with office support staff, and have consultancy services provided on behalf of the Company.  See Note 10 for obligation under the contract.

Note 6 - Common Stock

On February 6, 2015 The Company issued 2,475,000 shares of common stock at a price of $3.75, for net cash proceeds of $8.5 million.

On February 13, 2015, 343,383 shares of common stock were issued at a price of $3.75 per share.  Net proceeds of $1.2 million were received.

On February 23, 2015, 25,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds of $55,000.  As a result, a total of 25,000 shares of common stock were issued.

On March 6, 2015, 400,000 shares of common stock were issued at a price of $3.75 per share, for net cash proceeds of $1.5 million.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

Note 7 – Warrants and Options

a)

Warrants

Below is a table summarizing the warrants issued and outstanding as of March 31, 2015:

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
03/15/11	200,000	0.50	5	3/15/2016	100,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
05/11/12	26,685	1.75	3	05/10/15	46,699
03/20/13	150,000	2.47	3	03/20/16	370,500
				to 12/20/19
06/10/13	29,750	2.00	5	12/10/18	59,500
08/07/13	45,000	2.40	3	08/07/16	108,000
11/25/13	456,063	2.40	5	11/25/18	1,094,551
12/31/13	64,392	2.40	5	11/25/18	154,541
01/28/14	10,000	2.40	3	01/28/17	24,000
02/26/14	1,505,975	2.20	5	02/26/19	3,313,145
09/05/14	10,000	2.40	3	09/05/17	24,000
09/26/14	24,000	3.00	3	09/26/17	72,000
11/17/14	19,000	3.75	3	11/17/17	71,250
03/31/15	3,434,924	1.96	4.7	–	6,745,239

b)

Options

On August 5, 2014, it was approved at the Company’s Annual General Meeting to increase the number of restricted shares that the Company is authorized to issue under the 2011 Equity Incentive Plan to 2,000,000.

Below is a table summarizing the options issued and outstanding as of March 31, 2015:

Date	Number	Exercise	Contractual	Expiration	Value if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
11/25/11	630,000	3.00-5.00	3	05/25/15-11/25/17	2,520,000
09/01/12	30,000	4.31-6.31	3	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3	09/20/16-03/20/19	123,950
09/02/13	16,300	2.35-4.35	3	03/02/14-09/02/16	54,605
05/16/14	25,000	3.00-5.00	3-5.5	11/16/17-05/16/20	100,000
08/18/14	670,000	2.50-3.00	4.5-5.5	02/18/19-02/18/20	1,842,500
08/18/14	60,000	3.00-5.00	3.5-6.0	02/18/18-08/18/20	240,000
03/31/15	1,568,300	3.41	3.4	–	5,341,355

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $457,920 and is expected to be recognized over a period of three years.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

Note 8 - Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2015:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2015
Liabilities
Derivative Liability	$-	$-	$-	$-
	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative liability	$-	$1,577,640	$-	$1,577,640

The fair value changes in the fair value of recurring fair value measurements using model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data (Level 2), relate solely to the derivative liability as follows:

Balance as of December 31, 2014	$1,577,640
Exercise of warrants attached to derivative liability	$(74,347)
Adjustment due to expiry of derivative liability	$(1,163,549)
Fair value adjustments	$(339,744)
Balance as of March 31, 2015	$-

Note 9 - Derivative Financial Instruments

The balance sheet caption derivative liability consisted of derivative features embedded in exercisable warrants which had a ratchet provision within their agreements.  The balance at March 31, 2015 and December 31, 2014 was $nil and $1,577,640, respectively.

The valuation of the derivative liability is determined using a Black-Scholes Model because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Black-Scholes model at March 31, 2015 and December 31, 2014 include the following:

March 31, 2015		December 31, 2014
Risk-free interest rate	0%	Risk-free interest rate	1.65%
Estimated volatility	0%	Estimated volatility	232.6%
Dividend rate	None	Dividend rate	None
Estimated term in years	0	Estimated term in years	4

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

Note 10 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,137,102 (€1,048,020) to help fund the research endeavors of the Company in the area of colorectal cancer.  The Company had received the entirety of these funds in respect of approved expenditures as of March 31, 2014. Under the terms of the agreement, the Company is due to repay $341,131 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $795,971 (€733,614) to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $341,131 (€314,406) and the 6 percent royalty on revenue, is twice the amount of funding received.  As at March 31, 2015, a total of $314,006 (€289,406) was outstanding to be repaid to the Walloon Region under this agreement.

b) Administrative Support Agreement

On August 6, 2010, (and as amended, effective from October 1, 2011 and March 1, 2015) the Company entered into agreements with a related party to rent office space, contract for office support staff, and have consulting services provided on behalf of the Company.  From March 1, 2015, the agreements require the Company to pay $7,950 ($7,720 for January and February 2015) per month for office space and staff services as well as approximately $8,000 ($6,500 for January and February 2015) per month in fees for one senior executive.  The Company is also required to pay for all reasonable expenses incurred.  The contract is in force for 12 months with automatic extensions of 12 months with a 3 month notice required for termination of the contract.

c) Leases

The Company leases premises and facilities under operating leases with terms ranging from 24 months to 36 months. The annual non-cancelable operating lease payments on these leases are as follows:

2015		$85,841
2016		$80,060
2017		$2,506
Thereafter	$	nil

Total		$168,407

d) Bonn University Agreement

On July 11, 2012, the Company entered into a collaborative research agreement with Bonn University, Germany, relating to a program of samples testing. The agreement was for a period of two years from June 1, 2012 to May 31, 2014. The total payments made by the Company in accordance with the agreement were $423,345 (€390,000). On April 16, 2014, the Company entered into an extension of this agreement, for a period of a further two years from June 1, 2014 to May 31, 2016. The total payments to be made by the Company in accordance with the extension of the agreement are $423,345 (€390,000).

e) Hvidovre Hospital, Denmark Agreement

On August 8, 2014, the Company entered into a collaborative research agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with colorectal cancer.  It will run for a period of two years to August 8, 2016.  Total payments (inclusive of local taxes) to be made by the Company under the agreement are $1,488,599 (DKR 10,245,000).

f) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014

(Unaudited)

Note 11 – Subsequent Events

On April 8, 2015 the Company entered into a 5 year lease to purchase three Tecan machines (automated liquid handling robots) for a total sum of $597,518 (€550,454).  The lease stipulates an initial instalment of $179,255 (€165,136) and 59 payments thereafter of $7,404 (€6,821), with a final payment of $5,976 (€5,505) to purchase the machines. (All figures exclude local value added taxes)

END NOTES TO FINANCIALS

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

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash of $11,031,377, prepayments and other current assets of $298,537 and current liabilities of $996,567.  This represents a working capital surplus of $10,333,347.

On February 6, 2015, the Company received $8.5million net proceeds for 2,475,000 shares of common stock for an aggregate purchase price of $3.75 per share concurrent with an up-listing to the NYSE MKT.  In addition, on February 13, 2015, 343,383 shares of common stock were issued at a price of $3.75 per share, with net proceeds of $1.2 million being received, and on March 6, 2015, 400,000 shares of common stock were issued at a price of $3.75 per share, with net proceeds of $1.5 million.

We intend to use our cash reserves to predominantly fund further research and development activities. We do not currently have any substantial source of revenues and expect to rely on additional future financing, through the sale of additional stock, but there is no assurance that we will be successful in raising further funds.

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

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following table sets forth the Company’s results of operations for the three months ended March 31, 2015 and the comparative period for the three months ended March 31, 2014.

	Three Months	Three Months		Percentage Increase/ Decrease
	Ended	Ended	Increase/ Decrease
	March 31, 2015	March 31, 2014
	($)	($)	($)	(%)
Revenues	-	-	-	0%

Operating Expenses	(2,349,876)	(1,238,173)	(1,111,703)	(90%)
Net Other Income (Expenses)	339,744	(956,253)	1,295,997	136%
Income Taxes	-	-	-	0%

Net Loss	(2,010,132)	(2,194,426)	184,294	8%

Basic and Diluted Loss Per Common Share	(0.12)	(0.18)	0.06	32%

Weighted Average Basic and Diluted Common Shares Outstanding	16,461,816	12,246,424	4,215,392	34%

Revenues

The Company had no revenues from operations in the three months ended March 31, 2015, and no revenues from operations in the comparative period for the three months ended March 31, 2014. The Company’s operations are still predominantly in the development stage.

Operating Expenses

For the three months ended March 31, 2015, the Company’s operating expenses increased by $1,111,703, or 90% in comparison to the three months ended March 31, 2014.  Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.

Salaries and office administrative fees increased by $167,859.  The increase was primarily due to an increase in share option expense of $134,434, as additional stock options were granted in the third quarter of 2014.  This was offset by a decrease in costs of warrants issued to consultants of $64,971.  Other increases in costs in this area included additional accountancy costs related to increased activity associated with the up-listing of the Company onto the NYSE MKT and additional compensation for senior executives of the Company.  Research and development expenses increased by $340,318, due principally to an increase of $194,107, as a result of a new study at Hvidovre Hospital in Denmark that commenced in August 2014.  There was also a general increase in sampling activity, with costs such as antibodies, chemicals and samples increasing by $127,622.  Professional fees increased by $424,678, which included additional fees of $43,764 for investor relations services to raise the profile of the Company and NYSE MKT registration fees of $80,000.  In addition, within professional fees, legal costs increased by $303,699 year on year.  Increased legal activity associated with the Company’s up-list and other contractual areas explained this change.  General and administrative expenses increased by $178,848.  This was mainly due to an increase in fundraising services expense of $94,400 and additional insurance costs of $24,757.

Net Other Income/ Expenses

For the three months ended March 31, 2015, the Company recognized other income of $339,744, as compared to net other expenses of $956,253 for the three months ended March 31, 2014.  The other income in 2015 related to the re-measurement of a derivative liability associated with warrants issued in February 2014.  Specifically, the re-measurement occurred when 25,000 of these warrants were exercised in February 2015 and when the remaining derivative liability was re-measured and expired on February 27, 2015.

For the three months ended March 31, 2014, the Company recorded other income of $143,987, representing grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay.  The Company also recorded other expense of $1,100,240, in relation to the aforementioned derivative liability, resulting from the issue of 1,500,000 warrants attached to the issue of 1,500,000 shares, together with 30,975 warrants issued to agents.

Net Loss

For the three months ended March 31, 2015, our net loss was $2,010,132, a decrease of $184,294 or 8% in comparison to a net loss of $2,194,426 for the three months ended March 31, 2014.  The change is a result of the changes described above.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015. Please refer to our Annual Report for the year ended December 31, 2014 on Form 10-K as filed with the SEC on March 18, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On February 6, 2015 The Company issued 2,475,000 shares of common stock at a price of $3.75 to three U.S. Underwriters, for net cash proceeds of $8.5 million.

On February 13, 2015, 343,383 shares of common stock were issued at a price of $3.75 per share to three U.S. Underwriters.  Net proceeds of $1.2 million were received.

On February 23, 2015, 25,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds of $55,000.  As a result a total of 25,000 shares of common stock were issued to one U.S. Accredited Investor.

On March 6, 2015, 400,000 shares of common stock were issued at a price of $3.75 per share to five non-U.S. Investors, for net cash proceeds of $1.5 million.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

On March 31, 2015, Dr. Martin Faulkes entered into an Executive Chairman Agreement or the Faulkes Executive Chairman Agreement with VolitionRx, pursuant to which Dr. Faulkes will continue to serve as a member of the Board and as Executive Chairman of the Board of VolitionRx subject to any necessary approval by the Company’s stockholders as required by applicable law and VolitionRx’s governing documents. In exchange for his services Dr. Faulkes shall receive £8,333 GBP (approximately $12,362 USD) per month commencing March 1, 2015. The foregoing description of the Faulkes Executive Chairman Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.32 filed herewith.

On March 31, 2015, Guy Innes entered into an Independent Director Agreement or the Innes Independent Director Agreement with VolitionRx, pursuant to which Mr. Innes will continue to serve as a member of the board of VolitionRx subject to any necessary approval by the Company’s stock holders as required by applicable law and VolitionRx’s governing documents. In exchange for his services Mr Innes shall receive $10,000 USD per calendar quarter commencing March 1, 2015. The foregoing description of the Innes Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to the generic Independent Director Agreement filed herewith as Exhibit 10.33.

On March 31, 2015, Dr. Habib Skaff entered into an Independent Director Agreement or the Skaff Independent Director Agreement with VolitionRx, pursuant to which Dr. Skaff will continue to serve as a member of the board of VolitionRx subject to any necessary approval by the Company’s stock holders as required by applicable law and VolitionRx’s governing documents. In exchange for his services Dr. Skaff shall receive $10,000 USD per calendar quarter commencing March 1, 2015. The foregoing description of the Skaff Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to the generic Independent Director Agreement filed herewith as Exhibit 10.33.

On March 31, 2015, Dr. Alan Colman entered into an Independent Director Agreement or the Colman Independent Director Agreement with VolitionRx, pursuant to which Dr. Colman will continue to serve as a member of the board of VolitionRx subject to any necessary approval by the Company’s stock holders as required by applicable law and VolitionRx’s governing documents. In exchange for his services Dr. Colman shall receive $15,000 USD per calendar quarter commencing March 1, 2015. The foregoing description of the Colman Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to the generic Independent Director Agreement filed herewith as Exhibit 10.33.

On March 20, 2015, Dr. Eccleston entered into an additional schedule to the Consultancy Services Agreement or the Singapore Eccleston Agreement between Singapore Volition Pte. Limited and OncoLytika Limited or OncoLytika. The Singapore Eccleston Agreement commenced effective March 1, 2015, and continues for a period of 12 months unless terminated by one month’s written notice by either party, or by a material breach of the Singapore Eccleston Agreement. In exchange for such services, Singapore Volition is to pay Oncolytika a monthly fee of £7,500 GBP (approximately $11,126 USD). The foregoing description of the Singapore Eccleston Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.34 filed herewith.

On March 20, 2015, Dr. Eccleston entered into an additional schedule to the Consultancy Services Agreement or the Belgium 2015 Eccleston Agreement between Belgian Volition S.A. and OncoLytika Limited or OncoLytika.  The Belgium 2015 Eccleston Agreement commenced January 1, 2015, and continues until 31 December 2015 unless terminated by one month’s written notice by either party, or by a material breach of the Belgium 2015 Eccleston Agreement. The Belgium 2015 Eccleston Agreement is in addition to the schedule to the Consultancy Agreement dated January 1, 2014 or the Belgium 2014 Eccleston Agreement. In exchange for such services, Belgium Volition is to pay Oncolytika a combined monthly fee of €1,083 EUR (approximately $1,176 USD). The foregoing description of the Belgium 2015 Eccleston Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.35 filed herewith.

On March 20, 2015, Singapore Volition Pte Limited entered into an amendment to the existing agreement with PB Commodities Pte Limited dated August 6, 2010, as filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A (the “Original Agreement:”) to amend certain terms of the Original Agreement (the “Amended 2015 PB Commodities Agreement”). The Amended 2015 PB Commodities Agreement continues the provision of office space, office support staff, and consultancy services to Singapore Volition for the structuring, management, fundraising and development and implementation of its business plan. Effective March 1, 2015, Singapore Volition shall pay $6,500 per month (increased from $6,270 per month).

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filing
2.01	Share Purchase Agreement by and between Singapore Volition and Valirx PLC dated September 22, 2010	Filed with the SEC on May 8, 2012 as part of our Amended Current Report on Form 8-K/A.
2.02	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and Valirx PLC dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.01	Amended and Restated Certificate of Incorporation	Filed with the SEC on October 7, 2013 as part of our Current Report on Form 8-K.
3.01(a)	Amendment to Certificate of Incorporation	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
3.01(b)	Certificate for Renewal and Revival of Charter	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
3.02	Bylaws	Filed with the SEC on December 6, 1999 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan dated November 17, 2011	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.02	Sample Stock Option Agreement	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
4.03	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on November 18, 2011 as part of our Current Report on Form 8-K.
10.01	Patent License Agreement by and between Cronos Therapeutics Limited and Imperial College Innovations Limited dated October 19, 2005	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.02	Patent License Agreement by and between Valirx PLC and Chroma Therapeutics Limited dated October 3, 2007	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.03	Contract Repayable Grant Advance on the Diagnosis of Colorectal Cancer by “Nucleosomics TM ” by and between ValiBio SA and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.04	Non-Exploitation and Third Party Patent License Agreement by and among ValiBio SA, Valirx PLC and The Walloon Region dated December 17, 2009	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.05#	Agreement by and between Singapore Volition and PB Commodities Pte Limited dated August 6, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.06#	Employment Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds dated September 4, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.07	Deed of Novation by and among Singapore Volition Pte Limited, Valirx PLC, ValiBio SA and Chroma Therapeutics Limited dated September 22, 2010	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.08	Letter of Appointment as Non Executive Director by and between Singapore Volition Pte Limited and Satu Vainikka dated September 22, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.09	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Guy Archibald Innes dated September 23, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.10#	Master Consultancy Services Agreement by and between Singapore Volition Pte Limited and OncoLytika Ltd dated October 1, 2010	Filed with the SEC on April 1, 2013 as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
10.11	Patent License Agreement by and between Singapore Volition and Belgian Volition dated November 2, 2010	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.

10.12	Letter of Appointment as Non-Executive Director by and between Singapore Volition Pte Limited and Dr. Alan Colman dated May 25, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.13	License Agreement by and between Singapore Volition and the European Molecular Biology Laboratory dated June 6, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.14	Deed of Novation by and among Imperial College Innovations Limited, Valipharma Limited and HyperGenomics Pte Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.15	Patent License Agreement by and between HyperGenomics Pte Limited and Valipharma Limited dated June 9, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.16	Consultancy Agreement by and between Singapore Volition Pte Limited and Malcolm Lewin dated July 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.17	Letter of Appointment as Executive Chairman by and between Singapore Volition and Dr. Martin Faulkes dated July 13, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.18	Share Exchange Agreement by and between the Company and Singapore Volition Pte Limited dated September 26, 2011	Filed with the SEC on September 29, 2011 as part of our Current Report on Form 8-K.
10.19	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011	Filed with the SEC on April 5, 2012 as part of our Amended Current Report on Form 8-K/A.
10.20	Agreement by and between HyperGenomics Pte Limited and PB Commodities Pte Ltd dated October 1, 2011	Filed with the SEC on February 24, 2012 as part of our Amended Current Report on Form 8-K/A.
10.21	Agreement by and between Belgian Volition SA and the Biobank of CHU UCL Mont-Godinne dated August 6, 2012	Filed with the SEC on October 4, 2012 as part of our Amended Registration Statement on Form S-1/A.
10.22	Common Stock Purchase Agreement by and among VolitionRx Limited and the purchasers thereto dated February 26, 2014	Filed with the SEC on February 28, 2014 as part of our Current Report on Form 8-K.
10.23	Service Agreement by and between Singapore Volition and Volition Research Limited dated August 10, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.24	Settlement Agreement by and between Singapore Volition and Volition Research Limited dated August 11, 2011	Filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A.
10.25#	Consultancy Agreement by and between PB Commodities Pte Ltd and Cameron Reynolds effective as of January 1, 2015	Filed with the SEC on January 8, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.26#	Executive Employment Agreement by and between VolitionRx and Cameron Reynolds effective as of January 1, 2015	Filed with the SEC on January 8, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.27#	Consultancy Agreement by and between VolitionRx and Borlaug Limited dated as of January 1, 2015	Filed with the SEC on January 8, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.28#	Employment Agreement by and between VolitionRx and Rodney Rootsaert effective as of January 1, 2015	Filed with the SEC on January 8, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.29#	Master Consultancy Services Agreement by and between Belgian Volition and OncoLytika Ltd. dated January 1, 2014	Filed with the SEC on January 23, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.30#	Agreement by and between VolitionRx and Isosceles Finance Limited dated May 2, 2014	Filed with the SEC on January 23, 2015 as part of our Amended Registration Statement on Form S-1/A.
10.31#	Letter of Appointment as Non-Executive Director by and between VolitionRx and Dr. Habib Skaff dated May 28, 2014	Filed with the SEC on January 23, 2015 as part of our Amended Registration Statement on Form S-1/A.

10.32#	Faulkes Executive Chairman Agreement with VolitionRx dated March 31, 2015	Filed Herewith
10.33#	Independent Director Agreement	Filed Herewith
10.34#	Consultancy Services Agreement between Singapore Volition and OncoLytika Limited dated March 20, 2015	Filed Herewith
10.35#	Belgium 2015 Eccleston Consultancy Services Agreement between Belgian Volition and OncoLytika Limited or OncoLytika dated March 20, 2015	Filed Herewith
14.1	Code of Ethics	Filed with the SEC on November 10, 2005 as part of our Registration Statement on Form SB-2.
21.1	List of Subsidiaries	Filed with the SEC on October 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Primcipal Executive Officer Pursuant to Rule 1314	Filed herewith
31.02	Certification of Principal Financial Officer Pursuant to Rule 1314	Filed Herewith
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith.
101.INS*	XBRL Instance Document	Filed Herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed Herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed Herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith.

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

VOLITIONRX LIMITED

Dated: May 12, 2015	/s/ Cameron Reynolds
By: Cameron Reynolds
Its: President, Principal Executive Officer and Director

Dated: May 12, 2015	/s/ Michael O’Connell
By: Michael O’Connell
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 12, 2015	/s/ Cameron Reynolds
Cameron Reynolds - President, Principal Executive Officer and Director

Dated: May 12, 2015	/s/ Michael O’Connell
By: Michael O’Connell
Its: Principal Financial Officer, Principal Accounting Officer, & Treasurer

Dated: May 12, 2015	/s/ Dr. Martin Faulkes
Dr. Martin Faulkes - Director

Dated: May 12, 2015	/s/ Guy Innes
Guy Innes - Director

Dated: May 12, 2015	/s/ Dr. Alan Colman
Dr. Alan Colman – Director

Dated: May 12, 2015	/s/ Rodney Rootsaert
Rodney Rootsaert - Secretary

Dated: May 12, 2015	/s/ Dr. Habib Skaff
Dr. Habib Skaff- Director