Form 10-Q
period 2015-09-30
VOLITIONRX LTD
filed 2015-11-04
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015, there were 18,472,215 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "VNRX" refers to VolitionRx Limited.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Index

Condensed Consolidated Balance Sheets (Unaudited)

4

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

5

Condensed Consolidated Statements of Cash Flows (Unaudited)

6

Notes to the Condensed Consolidated Financial Statements (Unaudited)

7

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in US dollars, except share numbers)

	September 30, 2015 $	December 31, 2014 $
	(UNAUDITED)
ASSETS

Cash	6,851,526	2,138,964
Prepaid expenses	259,459	144,095
Other current assets	151,650	52,659

Total Current Assets	7,262,635	2,335,718

Property and equipment, net	853,590	288,585
Intangible assets, net	744,930	808,726

Total Assets	8,861,155	3,433,029

LIABILITIES

Accounts payable and accrued liabilities	694,524	797,909
Management and directors’ fees payable	94,402	146,016
Derivative liability	–	1,577,640
Current portion of capital lease liability	83,326	–
Deferred grant income	177,480	191,512
Current portion of grant repayable	35,978	–

Total Current Liabilities	1,085,710	2,713,077

Capital lease liability, net of current portion	330,290	–
Deferred grant income, net of current portion	48,658	–
Grant repayable, net of current portion	255,673	351,773

Total Liabilities	1,720,331	3,064,850

STOCKHOLDERS’ EQUITY

Preferred Stock
Authorized: 1,000,000 shares of preferred stock, at $0.001 par value
Issued and outstanding: Nil shares and Nil shares, respectively	–	–
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 18,072,215 shares and 14,691,332 shares, respectively	18,072	14,691
Additional paid-in capital	33,540,971	19,966,771
Accumulated other comprehensive loss	(65,249)	(103,832)
Accumulated Deficit	(26,352,970)	(19,509,451)

Total Stockholders’ Equity	7,140,824	368,179

Total Liabilities and Stockholders’ Equity	8,861,155	3,433,029

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars, except share numbers)

(unaudited)

	For the three months ended September 30, 2015 $	For the three months ended September 30, 2014 $	For the nine months ended September 30, 2015 $	For the nine months ended September 30, 2014 $

Revenue	–	14,785	–	14,785

Expenses

General and administrative	141,354	129,318	511,558	249,986
Professional fees	352,599	119,510	1,141,129	412,532
Salaries and office administrative fees	611,162	457,355	1,252,105	670,518
Research and development	1,862,115	1,071,984	4,429,887	2,733,742

Total Operating Expenses	2,967,230	1,778,167	7,334,679	4,066,778

Net Operating Loss	(2,967,230)	(1,763,382)	(7,334,679)	(4,051,993)

Other Income / ( Expenses)
Grants received	–	–	146,812	143,987
Gain / (loss) on derivative re-measurement	–	(4,130,562)	339,744	(3,363,561)

Total Other Income / (Net Other Expenses)	–	(4,130,562)	486,556	(3,219,574)

Provision for income taxes	4,604	–	4,604	–

Net Loss	(2,962,626)	(5,893,944)	(6,843,519)	(7,271,567)

Other Comprehensive Income / (Loss)
Foreign currency translation adjustments	14,463	(19,893)	38,583	(33,731)
Total Other Comprehensive Income / (Loss)	14,463	(19,893)	38,583	(33,731)
Net Comprehensive Loss	(2,948,163)	(5,913,837)	(6,804,936)	(7,305,298)
Net Loss per Share – Basic	(0.16)	(0.44)	(0.39)	(0.56)
– Diluted	(0.16)	(0.44)	(0.39)	(0.56)
Weighted Average Shares Outstanding
– Basic	18,042,087	13,524,998	17,504,026	13,057,866
– Diluted	18,042,087	13,524,998	17,504,026	13,057,866

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
	$	$

Operating Activities
Net loss	(6,843,519)	(7,271,567)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	164,330	99,904
Stock based compensation	980,399	311,907
Common stock and warrants issued for services	23,364	403,483
Non-operating income – grants received	(146,812)	(143,987)
(Gain) / Loss on derivative re-measurement	(339,744)	3,363,561

Changes in operating assets and liabilities:
Prepaid expenses	(121,004)	(61,483)
Other current assets	(96,421)	(88,422)
Accounts payable and accrued liabilities	(304,369)	238,446
Net Cash Used In Operating Activities	(6,683,776)	(3,148,158)

Investing Activities
Purchases of patents	(55,000)	–
Purchases of property and equipment	(270,939)	(297,607)
Net Cash Used in Investing Activities	(325,939)	(297,607)

Financing Activities
Net proceeds from issuance of common shares	11,335,921	4,893,529
Grants received	146,812	143,987
Grants repaid	(33,174)	(33,166)
Deferred grant income	48,191	–
Capital lease funding	203,051	–
Net Cash Provided By Financing Activities	11,700,801	5,004,350

Effect of foreign exchange on cash	21,476	(27,622)

Increase in Cash	4,712,562	1,530,963

Cash – Beginning of Period	2,138,964	888,704

Cash – End of Period	6,851,526	2,419,667

Supplemental Disclosures of Cash Flow Information:
Interest paid	4,863	10,274
Income tax paid	–	–

Non Cash Investing and Financing Activities:
Reduction in derivative liability	1,237,896	–
Capital lease obligation for equipment purchases	413,616	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRx Limited (the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $26,352,970 and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2015 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Ltd, Belgian Volition S.A. and Hypergenomics Pte. Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at September 30, 2015 and December 31, 2014, the Company had $6,851,526 and $2,138,964 respectively in cash and cash equivalents.  At September 30, 2015 and December 31, 2014 the Company had approximately $nil and $nil in its domestic accounts in excess of Federal Deposit Insurance Corporation insured limits, respectively.  At September 30, 2015 and December 31, 2014 the Company had approximately $398,855 and $233,727 in its foreign accounts in excess of the Belgian Deposit Guarantee insured limits, respectively.  At September 30, 2015 and December 31, 2014 the Company had approximately $6,181,206 and $1,879,840 in its foreign accounts in excess of the Singapore Deposit Insurance Scheme, respectively.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As at September 30, 2015, 1,996,681 dilutive warrants and 601,685 potentially dilutive options were excluded from the Diluted EPS calculation as their effect is anti-dilutive.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of September 30, 2015 and December 31, 2014:

			September 30,
			2015
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	68,185	44,206	23,979
Laboratory equipment	329,073	95,656	233,417
Equipment held under capital lease	618,875	41,258	577,617
Office furniture and equipment	35,210	16,633	18,577

	1,051,343	197,753	853,590

			December 31,
			2014
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	48,331	39,293	9,038
Laboratory equipment	313,285	53,080	260,205
Equipment held under capital lease	-	-	-
Office furniture and equipment	31,745	12,403	19,342

	393,361	104,776	288,585

On April 8, 2015 the Company entered into a five year capital lease to purchase three Tecan machines (automated liquid handling robots) for a total sum of $618,875 (€550,454).

During the nine month period ended September 30, 2015 and the year ended December 31, 2014, the Company recognized $99,851 and $47,095 in depreciation expense respectively.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

Note 5 - Intangible Assets

The Company’s intangible assets consist of intellectual property, principally patents, mainly acquired in the acquisition of ValiBio SA. The patents are being amortized over their remaining lives, which range from 8 to 16 years.

			September 30,
			2015
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,148,791	403,861	744,930

	1,148,791	403,861	744,930
			December 31,
			2014
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,173,593	364,867	808,726
	1,173,593	364,867	808,726

On February 20, 2015, the Company purchased the Nucleosomics® WO2005019826: Detection of Histone Modifications in Cell-Free Nucleosomes patent (i.e. the patent that underlies the NuQ®-M tests) from Chroma Therapeutics Limited for the sum of $55,000. Prior to this date, the Company had held the exclusive licence for the patent.

During the nine month period ended September 30, 2015, and the year ended December 31, 2014, the Company recognized $64,479 and $95,037 in amortization expense, respectively.

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2015 - remaining	$21,912
2016	$87,647
2017	$87,647
2018	$87,647
2019	$87,647

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

Note 6 - Related Party Transactions

The Company has had agreements with a related party to rent office space, be provided with office support staff, and have consultancy services provided on behalf of the Company.  See Note 11 for obligations under the agreements.

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

On July 20, 2015, 25,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $55,000. As a result, a total of 25,000 shares of common stock were issued.

On September 16, 2015, 12,500 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $27,500.  As a result, a total of 12,500 shares of common stock were issued.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

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

On July 20, 2015, 25,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $55,000. As a result, a total of 25,000 shares of common stock were issued.

On September 16, 2015, 12,500 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $27,500.  As a result, a total of 12,500 shares of common stock were issued.

Below is a table summarizing the warrants issued and outstanding as of September 30, 2015, which have a weighted average exercise price of $2.01 per share and a weighted average remaining contractual life of 4.7 years.

Date	Number	Exercise	Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
03/15/11	100,000	0.50	5	3/15/2016	50,000
03/24/11	100,000	0.50	5	3/24/2016	50,000
04/01/11	100,000	0.50	5	4/1/2016	50,000
06/21/11	100,000	0.50	5	6/21/2016	50,000
07/13/11	250,000	1.05	5	07/13/16	262,500
05/11/12	344,059	2.60	4	05/10/16	894,553
03/20/13	150,000	2.47	3	03/20/16	370,500
				to 12/20/19
06/10/13	29,750	2.00	5	12/10/18	59,500
08/07/13	45,000	2.40	3	08/07/16	108,000
11/25/13	456,063	2.40	5	11/25/18	1,094,551
12/31/13	64,392	2.40	5	11/25/18	154,541
01/28/14	10,000	2.40	3	01/28/17	24,000
02/26/14	1,468,475	2.20	5	02/26/19	3,230,645
09/05/14	10,000	2.40	3	09/05/17	24,000
09/26/14	24,000	3.00	3	09/26/17	72,000
11/17/14	19,000	3.75	3	11/17/17	71,250
	3,270,739				6,566,040

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

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

On July 23, 2015, the Company granted options to purchase 327,000 shares, at an exercise price of $4.00 per share.  All of the 327,000 options will vest on January 23, 2016 and will expire on January 23, 2020.  The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term 4.5 years, stock price $3.55, exercise price $4.00, 88.3% volatility, 1.65% risk free rate.

On August 14, 2015, the Company amended the vesting date of 10,000 stock options, originally granted on August 18, 2014, from August 18, 2015 to August 16, 2015.

On August 17, 2015, the Company granted options to purchase 75,000 shares, at an exercise price of $3.75 per share.  All of the 75,000 options vested on August 17, 2015 and will expire on August 17, 2020.  The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term 5.0 years, stock price $3.31, exercise price $3.75, 87.9% volatility, 1.58% risk free rate.

During the nine month period ended September 30, 2015, 40,000 options expired unexercised following the cessation of a consultant’s contract.

Below is a table summarizing the options issued and outstanding as of September 30, 2015, which have a weighted average exercise price of $3.50 per share and a weighted average remaining contractual life of 3.9 years.

Date	Number	Exercise	Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised $
11/25/11	630,000	3.00-5.00	4.5-7.0	05/25/16-11/25/18	2,520,000
09/01/12	30,000	4.31-6.31	3.0	03/01/16-09/01/18	159,300
12/13/12	100,000	3.01	3.0	12/13/15	301,000
03/20/13	37,000	2.35-4.35	3.0	09/20/16-03/20/19	123,950
09/02/13	16,300	2.35-4.35	3.0	03/02/14-09/02/16	54,605
05/16/14	25,000	3.00-5.00	3.0-5.5	11/16/17-05/16/20	100,000
08/18/14	670,000	2.50-3.00	4.5-5.5	02/18/19-02/18/20	1,842,500
08/18/14	20,000	3.00	0.5-1.4	11/17/15	60,000
05/18/15	20,000	3.80	4.5	11/18/19	76,000
07/23/15	327,000	4.00	4.5	01/23/20	1,308,000
08/17/15	75,000	3.75	5.0	08/17/20	281,250
	1,950,300				6,826,605

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $651,235 and is expected to be recognized over a period of two years.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

Note 9 - Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2015:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2015
Liabilities
Derivative Liability	$ -	$ -	$ -	$ -
	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	$ -	$ 1,577,640	$ -	$ 1,577,640

The fair value changes in the fair value of recurring fair value measurements using model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data (Level 2), relate solely to the derivative liability as follows:

Balance as of December 31, 2014	$1,577,640
Exercise of warrants attached to derivative liability	$(74,347)
Adjustment due to expiry of derivative liability	$(1,163,549)
Fair value adjustments	$(339,744)
Balance as of September 30, 2015	$-

Note 10 - Derivative Financial Instruments

The balance sheet caption derivative liability consisted of derivative features embedded in exercisable warrants which had a ratchet provision within their agreements.  The balance at September 30, 2015 and December 31, 2014 was $nil and $1,577,640, respectively.

The valuation of the derivative liability is determined using a Black-Scholes Model because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Black-Scholes model at September 30, 2015 and December 31, 2014 include the following:

September 30, 2015		December 31, 2014
Risk-free interest rate	0%	Risk-free interest rate	1.65%
Estimated volatility	0%	Estimated volatility	232.6%
Dividend rate	None	Dividend rate	None
Estimated term in years	0	Estimated term in years	4

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

Note 11 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,178,289 (€1,048,020) to help fund the research endeavors of the Company in the area of colorectal cancer.  The Company had received the entirety of these funds in respect of approved expenditures as of June 30, 2014. Under the terms of the agreement, the Company is due to repay $353,487 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $824,802 (€733,614) to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $353,487 (€314,406) and the 6 percent royalty on revenue, is twice the amount of funding received.  As at September 30, 2015, a total of $291,651 (€259,406) was outstanding to be repaid to the Walloon Region under this agreement.

b) Administrative Support Agreement

On August 6, 2010 (and as amended, effective from October 1, 2011 and March 1, 2015), the Company entered into agreements with a related party to rent office space, contract for office support staff, and have consulting services provided on behalf of the Company.  From March 1, 2015, the agreements require the Company to pay $7,950 ($7,720 for January and February 2015) per month for office space and staff services as well as approximately $8,000 ($6,500 for January and February 2015) per month in fees for one senior executive.  The rental of the office space and the provision of staff services under the terms of the Agreement were discontinued by mutual agreement on July 31, 2015.  From September 1, 2015, the agreement for payment of fees for one senior executive was amended to $21,115 per month.  The Company is also required to pay for all reasonable expenses incurred.  The contract is in force for 12 months with automatic extensions of 12 months with a 3 month prior notice required for termination of the contract.

c) Lease Obligations Payable

The Company leases three Tecan machines (automated liquid handling robots) under a lease classified as a capital lease.  The total cost of this leased laboratory equipment is $618,875 (€550,454).  The leased equipment is amortized on a straight line basis over five years.  Total accumulated amortization related to the leased equipment is $41,258 (€36,697) for the nine months ended September 30, 2015 and $nil (€nil) for the nine months ended September 30, 2014.

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of September 30, 2015.

2015	$23,148
2016	$92,588
2017	$92,588
2018	$92,588
2019	$92,588
2020	$44,767

Total minimum lease payments	$438,267
Less: Amount representing interest	$24,651

Present value of minimum lease payments	$413,616

 VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

September 30, 2015 and December 31, 2014

(Unaudited)

Note 11 – Commitments and Contingencies (continued)

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 36 months. The annual non-cancelable operating lease payments on these leases are as follows:

2015		$97,512
2016		$92,063
2017		$2,595
Thereafter	$	nil

Total		$192,170

d) Bonn University Agreement

On July 11, 2012, the Company entered into a collaborative research agreement with Bonn University, Germany, relating to a program of samples testing. The agreement was for a period of two years from June 1, 2012 to May 31, 2014. The total payments made by the Company in accordance with the agreement were $438,477 (€390,000). On April 16, 2014, the Company entered into an extension of this agreement, for a period of a further two years from June 1, 2014 to May 31, 2016. The total payments to be made by the Company in accordance with the extension of the agreement are $438,477 (€390,000).

e) Hvidovre Hospital, Denmark Agreement

On August 8, 2014, the Company entered into a collaborative research agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with colorectal cancer.  The agreement will expire on August 8, 2016. Total payments (inclusive of local taxes) to be made by the Company under the agreement are $1,543,922 (DKR 10,245,000). On April 15, 2015, the Company amended the aforementioned collaborative research agreement with an additional commitment for samples costing $50,000, to be provided over a two year period, expiring on April 15, 2017.

f) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 12 – Subsequent Events

On October 6, 2015, 100,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $220,000.  As a result, a total of 100,000 shares of common stock were issued.

On October 28, 2015, 300,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $660,000.  As a result, a total of 300,000 shares of common stock were issued.

On October 30, 2015, the Company adopted and approved the 2015 Equity Incentive Plan for the directors, officers, employees and consultants to the Company. Pursuant to the Plan, the Company is authorized to issue 1,000,000 shares of the Company’s common stock.

END NOTES TO FINANCIALS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, or the Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Company Overview

We are a clinical stage life sciences company focused on developing bodily fluid based diagnostic tests that meet the need for accurate, fast, cost effective and scalable tests for detecting and diagnosing cancer and other diseases. We have developed over twenty blood assays to detect specific biomarkers to date that can be used individually or in combination to generate a profile which forms the basis of a test for a particular cancer or disease. We intend to commercialize our products in the future through various channels within the European Union, the United States and eventually throughout the rest of the world.

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

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash of $6,851,526, prepayments and other current assets of $411,109 and current liabilities of $1,085,710.  This represents a working capital surplus of $6,176,925.

The Company used $6,683,776 in net cash for the nine months ended September 30, 2015, compared to $3,148,158 for the nine months ended September 30, 2014.  The increase in cash used year over year was primarily due to an increase in research and development expenditure and legal costs associated with our up-listing onto the NYSE MKT.  Please see “Results of Operations,” below for more detail.

Net cash used in investing activities increased year over year by $28,332 to $325,939 in the 2015 period, mainly as a result of the purchase of the Nucleosomics® WO2005019826: Detection of Histone Modifications in Cell-Free Nucleosomes patent (i.e. the patent that underlies the NuQ®-M tests) from Chroma Therapeutics Limited for $55,000 and payments under a capital lease for three Tecan machines (automated liquid handling robots).

Net cash provided by financing activities amounted to $11,700,801 for the nine months ended September 30, 2015, compared to $5,004,350 for the nine months ended September 30, 2014.  The Company raised approximately $9.7 million in net proceeds in February 2015, when approximately 2.8 million shares of common stock were issued in a public offering at the time of our up-listing to the NYSE MKT.  We also raised another $1.5 million from further issuances in a private placement during the first quarter of 2015. A capital lease for three Tecan machines also financed $203,051 over this period.  This resulted in an increase of cash of $4,712,562 for the nine month period to September 30, 2015, compared to an increase of $1,530,963 for the nine month period to September 30, 2014.

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

Results of Operations

Three Months Ended September 30, 2015 and September 30, 2014

The following table sets forth the Company’s results of operations for the three months ended September 30, 2015 and the comparative period for the three months ended September 30, 2014.

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014	Increase/ Decrease	Increase/ Decrease

Revenues	$-	$14,785	$(14,785)	(100%)

Operating Expenses	(2,967,230)	(1,778,167)	(1,189,063)	67%
Other Expenses	-	(4,130,562)	4,130,562	(100%)
Income Taxes	4,604	-	4,604
Net Loss	$(2,962,626)	$(5,893,944)	$2,931,318	(50%)

Basic and Diluted Net Loss Per Common Share	$(0.16)	$(0.44)	$0.28	(64%)

Weighted Average Shares Outstanding
- Basic	18,042,087	13,524,998	4,517,089	33%
- Diluted	18,042,087	13,524,998	4,517,089	33%

Revenues

The Company had no revenues from operations in the three months ended September 30, 2015, and had revenues of $14,785 from operations in the comparative period for the three months ended September 30, 2014. The Company’s operations are still predominantly in the development stage.

Operating Expenses

For the three months ended September 30, 2015, the Company’s operating expenses increased by $1,189,063, or 67%, in comparison to the three months ended September 30, 2014.  Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.

Salaries and office administrative fees increased by $153,807 in the 2015 period.  The increase was mainly due to the cost of additional stock option expense (relating to options granted in August 2014 and 2015), offset by a reduction in the cost of warrants issued to consultants.  The incremental cost of a director appointed in June 2014 and additional compensation for senior executives of the Company also contributed to the increase.  Research and development expenses increased by $790,131 in the 2015 period.  An additional $577,013 was incurred on the purchase of samples, antibodies and chemicals used for testing and an additional $45,095 was spent on a study at Hvidovre Hospital in Denmark that started in August 2014.  Other areas of cost increase included depreciation, patent related costs and increased stock options amortization.  Professional fees increased by $233,089, which included additional fees of $53,309 for investor relations services to raise the profile of the Company and NYSE MKT registration fees of $8,750.  In addition, within professional fees, legal costs increased by $86,929, due to increased contractual activity and the preparation and filing of a resale registration statement.  General and administrative expenses increased by $12,036.  This was mainly due to increased insurance costs and higher travel related to an increase in investor relations activity.

Other Expenses

For the three months ended September 30, 2015, the Company recognized other expenses of $nil, as compared to other expenses of $4,130,562 for the three months ended September 30, 2014, relating to a loss on the re-measurement of a derivative liability, which did not occur in the 2015 comparable period, as the derivative liability expired on February 27, 2015.

Net Loss

For the three months ended September 30, 2015, our net loss was $2,962,626 a decrease of $2,931,318, or 50%, in comparison to a net loss of $5,893,944 for the three months ended September 30, 2014.  The change is a result of the factors described above.

Nine Months Ended September 30, 2015 and September 30, 2014

The following table sets forth the Company’s results of operations for the nine months ended September 30, 2015 and the comparative period for the nine months ended September 30, 2014.

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014	Increase/ Decrease	Increase/ Decrease

Revenues	$-	$14,785	$(14,785)	(100%)

Operating Expenses	(7,334,679)	(4,066,778)	(3,267,901)	80%
Other Income / (Net Other Expenses)	486,556	(3,219,574)	3,706,130	(115%)
Income Taxes	4,604	-	4,604
Net Loss	$(6,843,519)	$(7,271,567)	$428,048	(6%)

Basic and Diluted Net Loss Per Common Share	$(0.39)	$(0.56)	$0.17	(30%)

Weighted Average Basic and Diluted Common Shares Outstanding
- Basic	17,504,026	13,057,866	4,446,160	34%
- Diluted	17,504,026	13,057,866	4,446,160	34%

Revenues

The Company had no revenues from operations in the nine months ended September 30, 2015, and revenues of $14,785 from operations in the comparative period for the nine months ended September 30, 2014. The Company’s operations are still predominantly in the development stage.

Operating Expenses

For the nine months ended September 30, 2015, the Company’s operating expenses increased by $3,267,901, or 80%, in comparison to the nine months ended September 30, 2014.  Operating expenses are comprised of salaries and office administrative fees, research and development expenses, professional fees, and other general and administrative expenses.

Salaries and office administrative fees increased by $581,587 in the 2015 period.  The increase was primarily due to $429,709 of increased costs of amortization of share options issued in August 2014 and 2015, offset by a decrease in the cost of valuation of a consultant’s warrants of $196,873. There was also additional compensation for senior executives of the Company and an additional director appointed in June 2014.  Research and development expenses increased by $1,696,145 in the 2015 period, due to $433,177 being incurred on the Hvidovre Hospital Study in Denmark as well as $1,026,767 being expensed for samples, services, antibodies and chemicals associated with testing.  Increased amortization costs of share options for research and development resources of $194,095 also contributed to the variance between the comparable periods.  Professional fees increased by $728,597, which included additional fees of $138,293 for investor relations services to raise the profile of the Company and NYSE MKT listing fees of $98,333.  In addition, within professional fees, legal costs increased by $405,960 year over year.  Increased legal activity associated with the up-list to the NYSE MKT, capital raising activities and other contractual areas explained this change.  General and administrative expenses increased by $261,572.  This was mainly due to an increase in capital raising services expense of $33,494, additional insurance costs of $97,383 and increased travel and subsistence costs of $96,823, owing to increased travelling associated with investor relations and conference attendance.

Other Income / Net Other Expenses

For the nine months ended September 30, 2015, the Company recognized other income of $486,556, as compared to net other expenses of $3,219,574 for the nine months ended September 30, 2014.  Other income for the nine months ended September 30, 2015 consisted of $146,812 in grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay, as well as $339,744 recorded as a result of a gain on re-measurement of a derivative liability.  For the nine months ended September 30, 2014, net other expenses consisted of $143,987 in grant funds and a loss of $3,363,561 on the re-measurement of a derivative liability.

Net Loss

For the nine months ended September 30, 2015, our net loss was $6,843,519, a decrease of $428,048, or 6%, in comparison to a net loss of $7,271,567 for the nine months ended September 30, 2014.  The change is a result of the factors described above.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2014, March 31, 2015 and June 30, 2015, respectively, that our disclosure controls and procedures continue to not be effective as of September 30, 2015 because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report for the year ended December 31, 2014 on Form 10-K as filed with the SEC on March 18, 2015, as well as our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

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

As at September 30, 2015, we did not maintain sufficient internal controls over financial reporting for all of the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on some of the Company’s bank accounts.  We have developed, and are currently implementing, a remediation plan for this material weakness.  We will continue to execute our remediation plan, which includes changing bank mandates to ensure dual authorization is present on all of our bank accounts and rationalizing the number of bank accounts held by us.  The successful remediation of this material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal controls over financial reporting as of December 31, 2015.

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

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are subject to regulation and supervision by the FDA in the United States, the Conformité Européenne in Europe and other regulatory bodies in other countries where we intend to sell our future products. Before we are able to place our intended products in the clinical IVD markets in the United States and Europe, we will be required to obtain approval of our future products from the FDA and receive a CE Mark, respectively. The European Union has recently proposed terms that would impose additional requirements to obtain a CE Mark, which could result in delays and further expense to us as compared to the current CE Mark approval process. It is expected that these proposed changes, if adopted, would become effective in the first half of 2016, however there is currently no definitive timeline for adoption. Delays in obtaining approvals and clearances for our products could have material adverse effects on us and our ability to fully carry out our plan of operations.

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

On October 3, 2014, the FDA issued two draft guidance documents regarding oversight of laboratory developed tests, or LDTs, titled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs).” According to this guidance, the FDA plans to take a phased-in risk-based approach to regulating LDTs. The FDA plans to phase in enforcement of LDT premarket review, quality system oversight and adverse event reporting over a number of years. The FDA would require that laboratories providing LDTs, subject to certain limited exemptions, within six months after the guidance documents are finalized comply with (i) either a new notification procedure in which the laboratory must provide the FDA with certain basic information about each LDT offered by their laboratory or the FDA’s device registration and listing requirements, and (ii) the medical device reporting, or MDR, requirements for LDTs offered by that laboratory. Under this new risk based approach, it is possible that some level of pre-market review may be required for our LDTs-either a 510(k) or PMA-which may require us to obtain additional clinical data.

It is unclear at this time when, or if, the draft guidance documents will be finalized and, if so, how the final framework might differ from the draft guidance.  Therefore, we do not know what the additional costs and regulatory burdens will be, nor the impact of any final FDA guidance or FDA enforcement of its regulations on our business or operations.

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

The market for cancer diagnostics is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our competitors include large multinational corporations and their operating units, including Abbott Laboratories Inc., Cepheid Inc., Philips, GE Healthcare, Siemens, Gen-Probe Incorporated, MDxHealth SA, EpiGenomics AG, Applied Proteomics Inc., Roche Diagnostics, Exact Sciences Corporation, Sequenom, Inc. and several others. These companies have substantially greater financial, marketing and other resources than we do. Each of these companies is either publicly traded or a division of a publicly traded company, and enjoys several competitive advantages, including:

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

As of November 4, 2015, our executive officers and directors owned, in the aggregate, 27.61% of our outstanding shares. As a result, if the officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, the officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On or about July 20, 2015, 25,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $55,000.  As a result, a total of 25,000 shares of common stock were issued to one (1) U.S. Accredited Investor.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D.  The shares were registered for resale on Form S-3 (Registration No. 333-195213).

On or about September 16, 2015, 12,500 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $27,500.  As a result, a total of 12,500 shares of common stock were issued to one (1) U.S. Accredited Investor.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D.  The shares were registered for resale on Form S-3 (Registration No. 333-195213).

2.

Subsequent Issuances:

On or about October 6, 2015, 100,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $220,000.  As a result, a total of 100,000 shares of common stock were issued to one (1) U.S. Accredited Investor.  The shares were issued pursuant to Section 4(2) of the Securities Act, and Rule 506 of Regulation D, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D.  The shares were registered for resale on Form S-3 (Registration No. 333-195213).

On or about October 28, 2015, 300,000 warrants were exercised at a price of $2.20 per share, giving cash proceeds to the Company of $660,000.  As a result, a total of 300,000 shares of common stock were issued to one (1) U.S. Accredited Investor.  The shares were issued pursuant to Section 4(2) of the Securities Act, and Rule 506 of Regulation D, on the basis that the securities were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D.  The shares were registered for resale on Form S-3 (Registration No. 333-195213).

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

VOLITIONRX LIMITED

Dated: November 4, 2015	/s/ Cameron Reynolds
Cameron Reynolds
Duly Authorized Officer, President and Principal Executive Officer

Dated: November 4, 2015	/s/ David Kratochvil
David Kratochvil
Duly Authorized Officer, Chief Financial Officer and Principal Financial and Accounting Officer