Form 10-Q
period 2016-03-31
VOLITIONRX LTD
filed 2016-05-13
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, there were 23,400,488 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

5

Condensed Consolidated Statements of Cash Flows (Unaudited)

6

Notes to the Condensed Consolidated Financial Statements (Unaudited)

7

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in US dollars, except share numbers)

	March 31, 2016 $	December 31, 2015 $
	(UNAUDITED)
ASSETS

Cash and cash equivalents	17,007,462	5,916,006
Prepaid expenses	257,783	152,926
Other current assets	164,310	153,723

Total Current Assets	17,429,555	6,222,655

Property and equipment, net	763,905	783,805
Intangible assets, net	706,795	705,381

Total Assets	18,900,255	7,711,841

LIABILITIES

Accounts payable and accrued liabilities	1,011,977	712,160
Management and directors’ fees payable	81,274	71,893
Current portion of capital lease liability	85,223	81,338
Deferred grant income	228,397	219,360
Current portion of grant repayable	36,337	34,899

Total Current Liabilities	1,443,208	1,119,650

Capital lease liability, net of current portion	290,709	299,863
Grant repayable, net of current portion	258,226	248,009

Total Liabilities	1,992,143	1,667,522

STOCKHOLDERS’ EQUITY

Preferred Stock Authorized: 1,000,000 shares of preferred stock, at $0.001 par value Issued and outstanding: Nil shares and Nil shares, respectively	–	–
Common Stock Authorized: 100,000,000 shares of common stock, at $0.001 par value Issued and outstanding: 23,397,887 shares and 18,763,272 shares, respectively	23,398	18,763
Additional paid-in capital	48,482,826	35,149,420
Accumulated other comprehensive loss	(65,791)	(84,171)
Accumulated Deficit	(31,532,321)	(29,039,693)

Total Stockholders’ Equity	16,908,112	6,044,319

Total Liabilities and Stockholders’ Equity	18,900,255	7,711,841

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US dollars, except share numbers)

(Unaudited)

	For the three months ended March 31, 2016 $	For the three months ended March 31, 2015 $

Revenue	–	–

Expenses

General and administrative	228,195	247,758
Professional fees	473,268	551,799
Salaries and office administrative fees	328,345	339,537
Research and development	1,462,820	1,210,782

Total Operating Expenses	2,492,628	2,349,876

Net Operating Loss	(2,492,628)	(2,349,876)

Other Income
Gain on derivative re-measurement	–	339,744

Net Other Income	–	339,744

Income taxes	–	–

Net Loss	(2,492,628)	(2,010,132)

Other Comprehensive Income/( Loss)
Foreign currency translation adjustments	18,380	(21,140)
Total Other Comprehensive Income/(Loss)	18,380	(21,140)
Net Comprehensive Loss	(2,474,248)	(2,031,272)
Net Loss per Share – Basic and Diluted	(0.13)	(0.12)
Weighted Average Shares Outstanding
– Basic and Diluted	19,289,484	16,461,816

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
	$	$

Operating Activities

Net loss	(2,492,628)	(2,010,132)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	72,243	40,158
Stock based compensation	152,657	296,548
(Gain)/loss on warrant re-measurement	(71,647)	261
Gain on derivative re-measurement	-	(339,744)

Changes in operating assets and liabilities:
Prepaid expenses	(102,934)	(91,227)
Other current assets	(5,376)	(20,206)
Accounts payable and accrued liabilities	286,250	(81,476)

Net Cash Used In Operating Activities	(2,161,435)	(2,205,818)

Investing Activities

Purchases of patents	-	(55,000)
Purchases of property and equipment	-	(18,302)

Net Cash Used in Investing Activities	-	(73,302)

Financing Activities

Net proceeds from issuance of common shares	13,257,030	11,203,421
Capital lease funding	(20,370)	-

Net Cash Provided By Financing Activities	13,236,660	11,203,421

Effect of foreign exchange on cash	16,231	(31,888)

Increase in Cash	11,091,456	8,892,413

Cash and cash equivalents – Beginning of Period	5,916,006	2,138,964

Cash and cash equivalents – End of Period	17,007,462	11,031,377

Supplemental Disclosures of Cash Flow Information:

Interest paid	2,364	-
Income tax paid	-	-

Non Cash Investing and Financing Activities:

Reduction in derivative liability	-	1,237,896

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRx Limited (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $31,532,321 and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended March 31, 2016 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition S.A., Hypergenomics Pte. Limited and Volition Diagnostics UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2016 and December 31, 2015, the Company had $17,007,462 and $5,916,006, respectively, in cash and cash equivalents. At March 31, 2016 and December 31, 2015 the Company had approximately $13,278,751 and $762,187 in its domestic accounts in excess of Federal Deposit Insurance Corporation insured limits, respectively. At March 31, 2016 and December 31, 2015 the Company had approximately $31,336 and $395,100 in its foreign accounts in excess of the Belgian Deposit Guarantee insured limits, respectively. At March 31, 2016 and December 31, 2015 the Company had approximately $3,296,622 and $4,338,088 in its foreign accounts in excess of the Singapore Deposit Insurance Scheme, respectively.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2016, 1,313,892 dilutive warrants and options and 925,432 potentially dilutive warrants and options were excluded from the Diluted EPS calculation as their effect is anti-dilutive.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of March 31, 2016 and December 31, 2015:

			March 31,
			2016
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	75,296	50,714	24,581
Laboratory equipment	332,359	129,240	203,120
Equipment held under capital lease	625,057	104,176	520,881
Office furniture and equipment	35,563	20,240	15,323

	1,068,275	304,370	763,905

			December 31,
			2015
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware	72,317	45,731	26,586
Laboratory equipment	319,209	108,589	210,620
Equipment held under capital lease	600,325	70,038	530,287
Office furniture and equipment	34,155	17,843	16,312

	1,026,006	242,201	783,805

On April 8, 2015 the Company entered into a five year capital lease to purchase three Tecan machines (automated liquid handling robots) for a total sum of $625,057 (€550,454).

During the three month period ended March 31, 2016 and the three month period ended March 31, 2015, the Company recognized $50,691 and $18,988, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 5 - Intangible Assets

The Company’s intangible assets consist of intellectual property and patents, mainly acquired in the acquisition of ValiBio SA. The patents and intellectual property are being amortized over their remaining lives, which range from 7 to 15 years.

			March 31,
			2016
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,158,617	451,822	706,795

	1,158,617	451,822	706,795
			December 31,
			2015
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,119,302	413,921	705,381
	1,119,302	413,921	705,381

During the three month period ended March 31, 2016, and the three month period ended March 31, 2015, the Company recognized $21,552 and $21,170 in amortization expense, respectively.

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2016 - remaining	$66,302
2017	$88,403
2018	$88,403
2019	$88,403
2020	$88,403

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2015. The result of this review confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2015.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 6 - Related Party Transactions

The Company has had agreements with a related party to rent office space, be provided with office support staff, and have consultancy services provided on behalf of the Company. See Note 9 for obligations under the agreements.

Note 7 - Common Stock

On January 15, 2016, 100,000 warrants were exercised at a price of $0.50 per share for net cash proceeds to the Company of $50,000. As a result 100,000 shares of common stock were issued.

On March 22, 2016, 100,000 warrants were exercised at a price of $0.50 per share for net cash proceeds to the Company of $50,000. As a result 100,000 share of common stock were issued.

On March 23, 2016, 4,334,615 shares of common stock were issued at a price of $3.25 per share, less underwriting discounts and commissions, for net cash proceeds to the Company of approximately $13.1 million.

On March 29, 2016, 100,000 warrants were exercised at a price of $0.50 per share for net cash proceeds to the Company of $50,000. As a result 100,000 shares of common stock were issued.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 8 – Warrants and Options

a) Warrants

On January 15, 2016, 100,000 warrants were exercised at a price of $0.50 per share, for net cash proceeds to the Company of $50,000. As a result, a total of 100,000 shares of common stock were issued.

On March 22, 2016, 100,000 warrants were exercised at a price of $0.50 per share, for net cash proceeds to the Company of $50,000. As a result, a total of 100,000 shares of common stock were issued to a related party.

On March 29, 2016, 100,000 warrants were exercised at a price of $0.50 per share, for net cash proceeds to the Company of $50,000. As a result, a total of 100,000 shares of common stock were issued to a related party.

Below is a table summarizing the warrants issued and outstanding as of March 31, 2016, which have a weighted average exercise price of $2.27 per share and a weighted average remaining contractual life of 4.6 years.

Date	Number	Exercise	Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised
06/21/11	100,000	0.50	5.0	6/21/2016	50,000
05/11/12	344,059	2.60	4.0	05/10/16	894,553
03/20/13	150,000	2.47	3.0	03/20/16 to 12/20/19	370,500
06/10/13	29,750	2.00	4.5	06/10/18	59,500
08/07/13	45,000	2.40	3.0	08/07/16	108,000
11/25/13	456,063	2.40	5.0	11/25/18	1,094,551
12/31/13	64,392	2.40	5.0	12/31/18	154,541
01/28/14	2,000	2.40	3.0	01/28/17	4,800
02/26/14	1,068,475	2.20	5.0	02/26/19	2,350,645
09/05/14	10,000	2.40	3.0	09/05/17	24,000
09/26/14	24,000	3.00	3.0	09/26/17	72,000
11/17/14	19,000	3.75	3.0	11/17/17	71,250
	2,312,739				$5,254,340

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 8 – Warrants and Options (continued)

b) Options

During the quarter ended March 31, 2016, 5,000 options expired unexercised.

Below is a table summarizing the options issued and outstanding as of March 31, 2016, all of which were issued pursuant to the 2011 Equity Incentive Plan and which have a weighted average exercise price of $3.53 per share and a weighted average remaining contractual life of 4.0 years.

Date	Number	Exercise	Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Price $	Life (Years)	Date	Exercised
11/25/11	630,000	3.00-5.00	4.0	05/25/16-11/25/18	2,520,000
09/01/12	25,000	4.31-6.31	3.0	03/01/16-09/01/18	137,750
03/20/13	37,000	2.35-4.35	3.0	09/20/16-03/20/19	123,950
09/02/13	16,300	2.35-4.35	3.0	03/02/17-09/02/19	54,605
05/16/14	25,000	3.00-5.00	3.0	11/16/17-05/16/20	100,000
08/18/14	670,000	2.50-3.00	4.0	02/18/19 and 02/18/20	1,842,500
05/18/15	20,000	3.80	4.0	11/18/19	76,000
07/23/15	327,000	4.00	4.0	01/23/20	1,308,000
08/17/15	75,000	3.75	5.0	08/17/20	281,250
	1,825,300				$6,444,055

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $6,439 and is expected to be recognized over a period of 1.3 years.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 9 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,190,058 (€1,048,020) to help fund the research endeavors of the Company in the area of colorectal cancer. The Company had received the entirety of these funds in respect of approved expenditures as of June 30, 2014. Under the terms of the agreement, the Company is due to repay $357,017 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $833,041 (€733,614) to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $357,017 (€314,406) and the 6 percent royalty on revenue, is twice the amount of funding received. As at March 31, 2016, a total of $294,563 (€259,406) was outstanding to be repaid to the Walloon Region under this agreement.

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

c) Lease Obligations Payable

The Company leases three Tecan machines (automated liquid handling robots) under a lease classified as a capital lease. The total cost of this leased laboratory equipment is $625,057 (€550,454). The leased equipment is amortized on a straight line basis over five years. Total accumulated amortization related to the leased equipment is $31,252 (€27,522) for the three months ended March 31, 2016 and $72,924 (€64,220) for the twelve months ended December 31, 2015.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 9 – Commitments and Contingencies (continued)

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of March 31, 2016.

2016	$69,325
2017	88,920
2018	85,913
2019	83,008
2020	41,364

Total minimum lease payments	368,530
Less: Amount representing interest	18,980
Present value of minimum lease payments	$349,550

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 36 months. The annual non-cancelable operating lease payments on these leases are as follows:

2016	$167,660
2017	9,272
Thereafter	nil
Total	$176,932

d) Bonn University Agreement

On July 11, 2012, the Company entered into a collaborative research agreement with Bonn University, Germany, relating to a program of samples testing. The agreement was for a period of two years from June 1, 2012 to May 31, 2014. The total payments made by the Company in accordance with the agreement were $442,857 (€390,000). On April 16, 2014, the Company entered into an extension of this agreement, for a period of a further two years from June 1, 2014 to May 31, 2016. The total payments to be made by the Company in accordance with the extension of the agreement are $442,857 (€390,000).

e) Hvidovre Hospital, Denmark Agreement

On August 8, 2014, the Company entered into a collaborative research agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with colorectal cancer. The agreement will expire on August 8, 2016. Total payments (inclusive of local taxes) to be made by the Company under the agreement are $1,561,338 (DKR 10,245,000). On April 15, 2015, the Company amended the aforementioned collaborative research agreement with an additional commitment for samples costing $50,000, to be provided over a two year period, expiring on April 15, 2017.

f) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

 VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements

March 31, 2016 and December 31, 2015

($ expressed in US dollars)

(Unaudited)

Note 10 – Subsequent Events

On April 15, 2016, the Company’s wholly-owned subsidiary, Belgian Volition, entered into a Sale Agreement with Gerard Dekoninck S.A. to purchase a larger research and development facility in Les Isnes, Belgium for $1.36 million (€1.2 million). Consummation of the transaction is subject to, among other things, the Company obtaining suitable local financing to purchase the building within four months of entering into the Agreement (using normal steps to obtain the loan) as well as certain regulatory clearances. If either party defaults on its obligations under the Agreement and such default continues after 15 days’ notice from the other party, then the non-breaching party is entitled to (i) terminate the transaction and receive a sum of $136,264 (€120,000) from the other party or (ii) pursue enforcement of the Agreement, in both cases with the defaulting party bearing all legal costs. The foregoing description of the Sale Agreement does not purport to summarize all terms and conditions thereof.

On April 15, 2016, the Company granted options to purchase 775,000 shares at an exercise price of $4.00 per share under its 2015 Stock Incentive Plan. These options vest in full on April 15, 2017 and expire five years after their vesting date. The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $3.75, exercise prices $4.00, volatility 84.4%, risk free rate 1.22%.

On April 20, 2016, 1,172 warrants were exercised at a price of $2.60 per share, for net cash proceeds to the Company of $3,047. As a result, a total of 1,172 shares of common stock were issued to a related party.

On April 20, 2016, 1,429 warrants were exercised at a price of $2.60 per share, giving net cash proceeds to the Company of $3,715. As a result, a total of 1,429 shares of common stock were issued to a related party.

Effective May 4, 2016, the Company amended the expiry period of 341,458 warrants, originally granted on May 11, 2012. The expiration period was extended from four to five years for all 341,458 warrants.

On May 11, 2016, Singapore Volition, upon the review and approval by the Compensation Committee, entered into a consultancy agreement with PB Commodities Pte Ltd, or PB Commodities, for the services of Cameron Reynolds (the “2016 Reynolds Consulting Agreement”). Under the terms of the 2016 Reynolds Consulting Agreement, PB Commodities shall receive $25,925 per month for the services provided to Singapore Volition by Mr. Reynolds on its behalf. The foregoing description of the 2016 Reynolds Consulting Agreement does not purport to summarize all terms and conditions thereof. The 2016 Reynolds Consulting Agreement replaces the existing consultancy agreement for the provision of office space, office support staff, and consultancy services between Singapore Volition and PB Commodities dated August 6, 2010, as amended and which existing consultancy agreement is terminated by its terms and of no further force and effect, as referred to in Note 9 b.

END NOTES TO FINANCIALS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 or the Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

You should read this Report in its entirety, together with our Annual Report on Form 10-K filed with the SEC on March 11, 2016, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

Company Overview

We are a clinical stage life sciences company focused on developing blood based diagnostic tests that meet the need for accurate, fast, cost effective and scalable tests for detecting and diagnosing cancer and other diseases. We have developed twenty eight blood assays to date to detect specific biomarkers that can be used individually or in combination to generate a profile which forms the basis of a test for a particular cancer or disease. We intend to commercialize our products in the future through various channels within the European Union, the United States and eventually throughout the rest of the world beginning with China and India.

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

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash and cash equivalents of $17,007,462, prepayments and other current assets of $422,093 and current liabilities of $1,443,208. This represents a working capital surplus of $15,986,347.

The Company used $2,161,435 in net cash for the three months ended March 31, 2016, compared to $2,205,818 for the three months ended March 31, 2015. The decrease in cash used year over year was primarily due to higher legal costs associated with our up-listing onto the NYSE MKT in 2015. Please see “Results of Operations,” below for more detail.

Net cash used in investing activities decreased year over year by $73,302 to $nil in the 2016 period, mainly as a result of the purchase of the Nucleosomics® WO2005019826: Detection of Histone Modifications in Cell-Free Nucleosomes patent (i.e. the patent that underlies the NuQ®-M tests) from Chroma Therapeutics Limited for $55,000 in 2015.

Net cash provided by financing activities amounted to $13,236,660 for the three months ended March 31, 2016, compared to $11,203,421 for the three months ended March 31, 2015. The Company raised approximately $13.1 million in net proceeds in March 2016 through the sale and issuance of approximately 4.3 million shares of common stock in a public offering. The Company raised approximately $9.7 million in net proceeds in February 2015 through the sale and issuance of approximately 2.8 million shares of common stock in a public offering at the time of our up-listing to the NYSE MKT. We also raised another $1.5 million from further issuances in a private placement during the first quarter of 2015. This resulted in an increase of cash of $11,091,456 for the three month period ended March 31, 2016, compared to an increase of $8,892,413 for the three month period ended March 31, 2015.

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

Results of Operations

Three Months Ended March 31, 2016 and March 31, 2015

The following table sets forth the Company’s results of operations for the three months ended on March 31, 2016 and the comparative period for the three months ended March 31, 2015.

	Three months	Three months		Percentage
	Ended	Ended	Increase/	Increase/
	March 31, 2016	March 31, 2015	Decrease	Decrease
	($)	($)	($)	(%)
Revenues	-	-	-	-

General and administrative	228,195	247,758	(19,563)	(8%)
Professional fees	473,268	551,799	(78,531)	(14%)
Salaries and office administration fees	328,345	339,537	(11,192)	(3%)
Research and development	1,462,820	1,210,782	252,038	21%

Total Operating Expenses	2,492,628	2,349,876	142,752	6%

Net Other Income	-	339,744	339,744	(100%)

Income Taxes	-	-	-	-

Net Loss	(2,492,628)	(2,010,132)	482,496	24%

Basic and Diluted Loss Per Common Share	(0.13)	(0.12)	0.01	8%

Weighted Average Basic and Diluted Common Shares Outstanding	19,289,484	16,461,816	2,827,668	17%

Revenues

The Company had not generated revenues from operations in either the three months ended March 31, 2016 or the three months ended March 31, 2015. The Company’s operations are still predominantly in the development stage.

Operating Expenses

For the three months ended March 31, 2016, the Company’s total operating expenses increased by $142,752, or 6%, compared to the same period in 2015. Total expenses are comprised of general and administrative expenses, professional fees, salaries and administrative fees and research and development expenses.

General and administrative expenses

General and administrative expenses decreased by $19,563, or 8%, in the three month period ended March 31, 2016. On a comparative basis, during the three months ended March 31, 2016, the Company’s insurance costs rose by $30,469 and it incurred additional costs of $13,954 due to the opening of a UK office, along with an increase in travel and associated costs of $18,817. The increases in these costs were offset on a comparative basis by the absence of the fundraising services expense incurred in the March 31, 2015 quarter for the up-listing to the NYSE MKT in an amount of approximately $94,400.

Professional fees

Professional fees decreased by 14%, or $78,531, in the three month period ended March 31, 2016. This saving was primarily due to a reduction in the cost of legal fees, as more fees were incurred in 2015 when the Company up-listed to the NYSE MKT.

Salaries and office administration fees

Salaries and office administration fees decreased by $11,192, or 3%, for the three months ended March 31, 2016 as a result of a reduction in the cost of share option amortization expense, partially offset by some remuneration increases.

Research and development

Research and development expenses increased by $252,038, or 21%, in the three month period to March 31, 2016 as compared to the prior year period, primarily as a result of an increase in antibody expenditures, required for testing, of $226,636.

Net Other Income

The Company did not incur any other income for the three months ended March 31, 2016, whilst other income of $339,744 was generated for the three months ended March 31, 2015. The other income in 2015 related to the re-measurement of a derivative liability associated with warrants issued in February 2014. Specifically, the re-measurement occurred when 25,000 of these warrants were exercised in February 2015 and when the remaining derivative liability expired later in the same month.

Net Loss

For the three months ended March 31, 2016, our net loss was $2,492,628, an increase of $482,496, or 24%, in comparison to a net loss of $2,010,132 for the three months ended March 31, 2015. The change was a result of the factors described above.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2015 that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2015, that our disclosure controls and procedures continue to not be effective as of March 31, 2016 because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report for the year ended December 31, 2015 on Form 10-K as filed with the SEC on March 11, 2016.

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

As at March 31, 2016, we did not maintain sufficient internal controls over financial reporting for part of the cash process, including failure to segregate some of the accounting functions, our purchase order process not being fully implemented across the Group and did not require dual signature on one of the Company’s bank accounts. However, as at May 13, 2016, all of the Company’s bank accounts now require dual authorization. We have developed, and are currently implementing, a remediation plan for the other weaknesses, including the uniform adoption of our purchase order authorization process. The successful remediation of these weaknesses will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal controls over financial reporting.

As we continue to evaluate and work to enhance our internal controls over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify our remediation plan.

Except as disclosed above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.

RISK FACTORS

Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 11, 2016.

The risk factors below amend, restate and replace in their entirety each of the same titled risk factors in our Form 10-K.

We have limited experience with direct sales and marketing and any failure to build and manage a direct sales and marketing team effectively could have a material adverse effect on our business.

Our products will require several dynamic and evolving sales models tailored to different worldwide markets, users and products. In 2015, we decided to focus our sales strategy on the clinical IVD market with the CE Marking of our first product in Europe. Pending completion of our review of the regulatory environment in the United States, including the effect of recent pronouncements regarding Laboratory Developed Tests, by the FDA, we may decide to enter the United States market through a Clinical Laboratory Improvement Amendment certified laboratory in the United States. We intend to progressively grow to large volumes of tests sold to centralized laboratories and eventually reach the mass diagnostics testing market. The exact nature of the ideal sales strategy will evolve as we continue to develop our intended products and seek entry into the IVD markets. We have limited experience with direct sales and marketing and any failure to build and manage a direct sales and marketing team effectively could have a material adverse effect on our business.

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

We are subject to regulation by the FDA in the United States, the Conformité Européenne in Europe and other regulatory bodies in other countries where we intend to sell our future products. Before we are able to place our intended products in the clinical IVD markets in the United States and Europe, we will be required to obtain clearance or approval of our future products from the FDA and receive a CE Mark, respectively. The European Union has recently proposed regulations that would impose additional requirements to obtain a CE Mark, which could result in delays and further expense, in terms of staff costs to us as compared to the current CE Mark process. The new regulations will require each product submission to be thoroughly audited by Notified Bodies, instead of the current self-certification process. The EU Medical Devices Regulation and IVD Regulation are both in the final stages of the legislative procedure and are estimated to be finished sometime in 2016, allowing them to come into effect by the end of 2016, or early 2017. Some time will be required to polish the agreed text and have it translated into the official European Union languages. Delays in obtaining approvals and clearances could have material adverse effects on us and our ability to fully carry out our plan of operations.

Additionally, even if we receive the required government clearance or approval of our intended products, we are still subject to continuing regulation and oversight. Under the FDA, diagnostics are considered medical devices and are subject to ongoing controls and regulations, including inspections, compliance with established manufacturing practices, device-tracking, record-keeping, advertising, labeling, packaging, and compliance with other standards. The process of complying with such regulations with respect to current and new products can be costly and time-consuming. Failure to comply with these regulations could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, any FDA regulations governing our future products are subject to change at any time, which may cause delays and have material adverse effects on our operations. In Europe, IVD companies are able to self-certify that they meet the appropriate regulatory requirements but are subject to inspection for enforcement. European national agencies, such as customs authorities and/or the Departments of Health, Industry and Labor, conduct market surveillance to ensure the applicable requirements have been met for products marketed within the European Union.

If the patents that we rely on to protect our intellectual property prove to be inadequate, our ability to successfully commercialize our future products will be harmed and we may never be able to operate our business profitably.

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and technologies that we develop under the patents and intellectual property laws of the United States, the European Union and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information. We have three patents related to our diagnostic tests granted in the United States; one patent granted in the European Union and four patents granted in other countries. We also hold an exclusive worldwide license to one pending patent application in the United States and five patents granted in other countries. Additionally, we have patent applications in the name of our subsidiaries pending in the United States, the European Union and other countries. We cannot assure you that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our future products or judicial interpretation of the scope of our patents, our intended products might not, now or in the future, be adequately covered by our patents.

Share ownership by our officers and directors make it more difficult for third parties to acquire us or effectuate a change of control that might be viewed favorably by other stockholders.

As of May 13, 2016 our executive officers and directors owned, in the aggregate, 24.01% of our outstanding shares. As a result, if the officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, the officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2016, the Company issued the shares described below in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

•

On or about January 15, 2016, 100,000 warrants were exercised at a price of $0.50 per share, giving cash proceeds to the Company of $50,000. As a result, a total of 100,000 shares of common stock were issued to one (1) U.S. Accredited Investor.

•

On or about March 22, 2016, 100,000 warrants were exercised at a price of $0.50 per share, giving cash proceeds to the Company of $50,000. As a result, a total of 100,000 shares of common stock were issued to one (1) non - U.S. Accredited Investor.

•

On or about March 29, 2016, 100,000 warrants were exercised at a price of $0.50 per share, giving cash proceeds to the Company of $50,000. As a result, a total of 100,000 shares of common stock were issued to one (1) non - U.S. Accredited Investor.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

On May 11, 2016, the Company, upon the review and approval by the Compensation Committee, entered into an amendment of the existing Executive Chairman Agreement with Dr. Martin Faulkes dated March 31, 2015 (as filed with the SEC on May 12, 2015 as part of our quarterly report on Form 10-Q) to amend the fee payable to Dr. Faulkes under his original agreement (the “Faulkes Amendment”). Pursuant to the Faulkes Amendment, Dr. Faulkes shall receive £10,000 GBP per month (approximately $11,355) in exchange for his services. The foregoing description of the Faulkes Amendment does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.1 filed herewith.

On May 11, 2016, Singapore Volition, upon the review and approval by the Compensation Committee, entered into a consultancy agreement with PB Commodities Pte Ltd, or PB Commodities, for the services of Cameron Reynolds (the “2016 Reynolds Consulting Agreement”). Under the terms of the 2016 Reynolds Consulting Agreement, PB Commodities shall receive $25,925 per month for the services provided to Singapore Volition by Mr. Reynolds on its behalf. The foregoing description of the 2016 Reynolds Consulting Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.2 filed herewith. The 2016 Reynolds Consulting Agreement replaces the existing consultancy agreement for the provision of office space, office support staff, and consultancy services between Singapore Volition and PB Commodities dated August 6, 2010, as amended, as originally filed with the SEC on January 11, 2012 as part of our Amended Current Report on Form 8-K/A, and which existing consultancy agreement is terminated by its terms and of no further force and effect

On May 11, 2016, the Company, upon the review and approval by the Compensation Committee, entered into an amendment of the existing Consulting Agreement with Borlaug Limited for the services of Dr. Jake Micallef dated January 1, 2015 (as filed with the SEC on January 23, 2015 as part of our Amended Registration Statement on Form S-1/A) to amend the fee payable to Borlaug under the original agreement (the “Borlaug Amendment”). Pursuant to the Borlaug Amendment, Borlaug shall receive £10,000 GBP per month (approximately $11,355) in exchange for the services of Dr. Micallef. The foregoing description of the Borlaug Amendment does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.3 filed herewith.

On May 11, 2016, the Company, upon the review and recommendation by the Compensation Committee, approved an increase to the base salary of Rodney Rootsaert to £8,333 GBP per month (approximately $9,462) with effect from May 1, 2016.

On April 15, 2016, the Company’s wholly-owned subsidiary, Belgian Volition, entered into a Sale Agreement with Gerard Dekoninck S.A. to purchase a larger research and development facility in Les Isnes, Belgium for $1.36 million (€1.2 million). Consummation of the transaction is subject to, among other things, the Company obtaining suitable local financing to purchase the building within four months of entering into the Agreement (using normal steps to obtain the loan) as well as certain regulatory clearances.  If either party defaults on its obligations under the Agreement and such default continues after 15 days’ notice from the other party, then the non-breaching party is entitled to (i) terminate the transaction and receive a sum of $136,264 (€120,000) from the other party or (ii) pursue enforcement of the Agreement, in both cases with the defaulting party bearing all legal costs.  The foregoing description of the Sale Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.4 filed herewith.

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filing
10.1	First Amendment to Executive Chairman’s Agreement by and between VolitionRx and Dr. Faulkes, dated May 11, 2016.	Filed Herewith.
10.2	Consultancy Agreement by and between the Singapore Volition and PB Commodities, dated May 11, 2016.	Filed Herewith.
10.3	First Amendment to Consultancy Agreement by and between VolitionRx and Borlaug, dated May 11, 2016.	Filed Herewith.
10.4

English translation of French Sale Agreement dated April 15, 2016, by and between Belgian Volition and Gerard Dekoninck S.A., for the purchase of a research and development facility in Les Isnes, Belgium.

Filed Herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished Herewith.
101.INS	XBRL Instance Document	Filed Herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed Herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLITIONRX LIMITED

Dated: May 13, 2016	/s/ Cameron Reynolds
Cameron Reynolds
Duly Authorized Officer, President and Principal Executive Officer

Dated: May 13, 2016	/s/ David Kratochvil
David Kratochvil
Duly Authorized Officer, Chief Financial Officer and Principal Financial and Accounting Officer