Form 10-Q
period 2016-06-30
VOLITIONRX LTD
filed 2016-08-11
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X .Yes       .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X .Yes       .No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        .

Accelerated Filer        .

Non-Accelerated Filer        .

Smaller Reporting Company    X .

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      .Yes   X .No

As of August 11, 2016, there were 23,521,219 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2016

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

5

Condensed Consolidated Statements of Cash Flows (Unaudited)

6

Notes to the Condensed Consolidated Financial Statements (Unaudited)

7

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars, except share numbers)

	June 30, 2016 $	December 31, 2015 $
	(UNAUDITED)
ASSETS

Cash and cash equivalents	14,500,294	5,916,006
Prepaid expenses	211,106	152,926
Other current assets	221,630	153,723

Total Current Assets	14,933,030	6,222,655

Property and equipment, net	757,645	783,805
Intangible assets, net	672,378	705,381

Total Assets	16,363,053	7,711,841

LIABILITIES

Accounts payable and accrued liabilities	1,156,512	712,160
Management and directors’ fees payable	49,761	71,893
Current portion of capital lease liability	83,861	81,338
Deferred grant income	223,338	219,360
Current portion of grant repayable	38,863	34,899

Total Current Liabilities	1,552,335	1,119,650

Capital lease liability, net of current portion	263,107	299,863
Grant repayable, net of current portion	213,644	248,009

Total Liabilities	2,029,086	1,667,522

STOCKHOLDERS’ EQUITY

Preferred Stock Authorized: 1,000,000 shares of preferred stock, at $0.001 par value Issued and outstanding: Nil shares and Nil shares, respectively	–	–
Common Stock Authorized: 100,000,000 shares of common stock, at $0.001 par value Issued and outstanding: 23,521,219 shares and 18,763,272 shares, respectively	23,521	18,763
Additional paid-in capital	48,925,349	35,149,420
Accumulated other comprehensive loss	(133,216)	(84,171)
Accumulated Deficit	(34,481,687)	(29,039,693)

Total Stockholders’ Equity	14,333,967	6,044,319

Total Liabilities and Stockholders’ Equity	16,363,053	7,711,841

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in U.S. dollars, except share numbers)

	For the three months ended June 30, 2016 $	For the three months ended June 30, 2015 $	For the six months ended June 30, 2016 $	For the six months ended June 30, 2015 $

Revenue	–	–	–	–

Expenses

General and administrative	166,056	122,447	394,251	370,205
Professional fees	510,420	236,731	983,688	788,530
Salaries and office administrative fees	506,691	301,406	835,036	640,943
Research and development	1,792,090	1,356,990	3,254,910	2,567,771

Total Operating Expenses	2,975,257	2,017,574	5,467,885	4,367,449

Net Operating Loss	(2,975,257)	(2,017,574)	(5,467,885)	(4,367,449)

Other Income
Grants received	25,891	146,812	25,891	146,812
Gain on derivative re-measurement	–	–	–	339,744

Total Other Income	25,891	146,812	25,891	486,556

Provision for income taxes	–	–	–	–

Net Loss	(2,949,366)	(1,870,762)	(5,441,994)	(3,880,893)

Other Comprehensive ( Loss)/Income
Foreign currency translation adjustments	(67,425)	45,260	(49,045)	24,120
Total Other Comprehensive (Loss)/Income	(67,425)	45,260	(49,045)	24,120
Net Comprehensive Loss	(3,016,791)	(1,825,502)	(5,491,039)	(3,856,773)
Net Loss per Share – Basic and Diluted	(0.13)	(0.10)	(0.25)	(0.23)
Weighted Average Shares Outstanding
– Basic and Diluted	23,412,262	17,945,704	21,346,835	17,209,254

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in U.S. dollars)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
	$	$

Operating Activities
Net loss	(5,441,994)	(3,880,893)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	151,780	91,458
Stock based compensation	579,506	431,330
Gain on warrant re-measurement	(112,615)	(20,641)
Non-operating income – grants received	(25,891)	(146,812)
Gain on derivative re-measurement	–	(339,744)

Changes in operating assets and liabilities:
Prepaid expenses	(57,362)	(119,261)
Other current assets	(68,253)	(70,173)
Accounts payable and accrued liabilities	416,362	(83,606)
Net Cash Used In Operating Activities	(4,558,467)	(4,138,342)

Investing Activities
Purchases of patents	–	(55,000)
Purchases of property and equipment	(68,382)	(62,247)
Net Cash Used in Investing Activities	(68,382)	(117,247)

Financing Activities
Net proceeds from issuance of common shares	13,313,795	11,253,421
Grants received	25,891	146,812
Grants repaid	(36,135)	(33,174)
Deferred grant income	–	48,831
Capital lease funding	(41,358)	–
Net Cash Provided By Financing Activities	13,262,193	11,415,890

Effect of foreign exchange on cash	(51,056)	10,084

Increase in Cash	8,584,288	7,170,385

Cash and cash equivalents – Beginning of Period	5,916,006	2,138,964

Cash and cash equivalents – End of Period	14,500,294	9,309,349

Supplemental Disclosures of Cash Flow Information:
Interest paid	6,897	–
Income tax paid	–	–

Non Cash Investing and Financing Activities:
Common stock issued on cashless exercises of stock options	21	–
Reduction in derivative liability	–	1,237,896
Capital lease obligation for equipment purchases	346,968	610,674

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRx Limited (the “Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $34,481,687 and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by, (a) securing additional grant funds, (b) obtaining additional financing through debt or equity financing and (c) developing and commercializing its products on an accelerated timeline. Management also continues to exercise tight cost controls to conserve cash.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended June 30, 2016 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition S.A., Hypergenomics Pte. Limited and Volition Diagnostics UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company had $14,500,294 and $5,916,006, respectively, in cash and cash equivalents. At June 30, 2016 and December 31, 2015, the Company had approximately $8,529,577 and $762,187 in its domestic accounts in excess of Federal Deposit Insurance Corporation insured limits, respectively. At June 30, 2016 and December 31, 2015, the Company had approximately $2,778,802 and $395,100 in its foreign accounts in excess of the Belgian Deposit Guarantee insured limits, respectively. At June 30, 2016 and December 31, 2015, the Company had approximately $2,812,750 and $4,338,088 in its foreign accounts in excess of the Singapore Deposit Insurance Scheme, respectively.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2016, 1,128,747 dilutive warrants and options and 1,246,716 potentially dilutive warrants and options were excluded from the diluted EPS calculation as their effect is anti-dilutive.

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

Property and Equipment

Property and equipment is stated at cost and is amortized on a straight-line basis, at the following rates:

Computer Hardware and Software	3 years
Laboratory Equipment	5 years
Equipment held under Capital Lease	5 years
Office Furniture and Equipment	5 years

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of June 30, 2016 and December 31, 2015:

			June 30,
			2016
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	140,870	58,169	82,701
Laboratory equipment	324,998	142,196	182,802
Equipment held under capital lease	611,213	132,429	478,784
Office furniture and equipment	34,775	21,417	13,358

	1,111,856	354,211	757,645

			December 31,
			2015
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	72,317	45,731	26,586
Laboratory equipment	319,209	108,589	210,620
Equipment held under capital lease	600,325	70,038	530,287
Office furniture and equipment	34,155	17,843	16,312

	1,026,006	242,201	783,805

On April 8, 2015, the Company entered into a five year capital lease to purchase three Tecan machines (automated liquid handling robots) for a total sum of $611,213 (€550,454).

During the six month period ended June 30, 2016 and the six month period ended June 30, 2015, the Company recognized $108,235 and $48,687, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of intellectual property and patents, mainly acquired in the acquisition of ValiBio SA. The patents and intellectual property are being amortized over their remaining lives, which range from 7 to 15 years.

			June 30,
			2016
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,136,610	464,232	672,378

	1,136,610	464,232	672,378
			December 31,
			2015
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,119,302	413,921	705,381
	1,119,302	413,921	705,381

During the six month period ended June 30, 2016, and the six month period ended June 30, 2015, the Company recognized $43,545 and $42,771 in amortization expense, respectively.

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2016 - remaining	$43,355
2017	$86,710
2018	$86,710
2019	$86,710
2020	$86,710

The Company periodically reviews its long lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2015. The result of this review confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2015.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 6 - Related Party Transactions

The Company has an agreement with a related party for consultancy services for a Company subsidiary. See Note 9 for obligations under the agreements.

Note 7 - Common Stock

a) Issuances Upon Warrant Exercises

On January 15, 2016, 100,000 warrants were exercised at a price of $0.50 per share for net cash proceeds to the Company of $50,000. As a result 100,000 shares of common stock were issued.

On March 22, 2016, 100,000 warrants were exercised at a price of $0.50 per share for net cash proceeds to the Company of $50,000. As a result 100,000 shares of common stock were issued to a related party.

On March 29, 2016, 100,000 warrants were exercised at a price of $0.50 per share for net cash proceeds to the Company of $50,000. As a result 100,000 shares of common stock were issued to a related party.

On April 20, 2016, 1,172 warrants were exercised at a price of $2.60 per share, for net cash proceeds to the Company of $3,047. As a result, a total of 1,172 shares of common stock were issued to a related party.

On April 20, 2016, 1,429 warrants were exercised at a price of $2.60 per share, for net cash proceeds to the Company of $3,715. As a result, a total of 1,429 shares of common stock were issued to a related party.

On June 10, 2016, 5,484 warrants were exercised at a price of $0.50 per share, for net cash proceeds to the Company of $2,742. As a result, a total of 5,484 shares of common stock were issued to a related party.

On June 14, 2016, 94,516 warrants were exercised at a price of $0.50 per share, for net cash proceeds to the Company of $47,258. As a result, a total of 94,516 shares of common stock were issued.

b) Issuances Upon Option Exercises

On May 20, 2016, stock options were exercised to purchase 88,000 shares of common stock at $3.00 per share in cashless exercises. As a result, a total of 13,419 shares of common stock were issued to related parties.

On May 24, 2016, stock options were exercised to purchase 8,000 shares of common stock at $3.00 per share in cashless exercises. As a result 1,122 shares of common stock were issued.

On May 25, 2016, stock options were exercised to purchase 5,000 shares of common stock at $3.00 per share in cashless exercises. As a result, a total of 562 shares of common stock were issued to a related party.

On May 25, 2016, stock options were exercised to purchase 4,000 shares of common stock at $3.00 per share in cashless exercises. As a result 449 shares of common stock were issued.

On June 16, 2016, stock options were exercised to purchase 29,000 shares of common stock at $2.50 to $3.00 per share in cashless exercises. As a result, a total of 5,179 shares of common stock were issued to a related party.

c) Issuances In Connection With Public Offering

On March 23, 2016, 4,334,615 shares of common stock were issued at a price of $3.25 per share, less underwriting discounts and commissions, for net cash proceeds to the Company of approximately $13.1 million.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 8 – Warrants and Options

a) Warrants

See Note 7(a).

On May 4, 2016, the Company amended the expiry period of 341,458 warrants, originally granted on May 11, 2012. The expiration period was extended from four to five years for all 341,458 warrants, with their new expiration date being May 10, 2017. The Company has re-calculated the estimated fair market value of these warrants using the Black-Scholes Option Pricing model and the following assumptions: term 5 years, stock price $3.31, exercise prices $2.60, volatility 131.6%, risk free rate 0.82%.

Below is a table summarizing the warrants issued and outstanding as of June 30, 2016, which have a weighted average exercise price of $2.35 per share and a weighted average remaining contractual life of 2.4 years.

Date	Number	Exercise	Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Price ($)	Life (Years)	Date	Exercised ($)
05/11/12	341,458	2.60	5.0	05/10/17	887,790
03/20/13	150,000	2.47	3.0 to 6.5	03/20/16 to 12/20/19	370,500
06/10/13	29,750	2.00	5.0	06/10/18	59,500
08/07/13	45,000	2.40	3.0	08/07/16	108,000
11/25/13	456,063	2.40	5.0	11/25/18	1,094,551
12/31/13	64,392	2.40	5.0	12/31/18	154,540
01/28/14	2,000	2.40	3.0	01/28/17	4,800
02/26/14	1,068,475	2.20	5.0	02/26/19	2,350,645
09/05/14	10,000	2.40	3.0	09/05/17	24,000
09/26/14	24,000	3.00	3.0	09/26/17	72,000
11/17/14	19,000	3.75	3.0	11/17/17	71,250
	2,210,138				$5,197,576

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 8 – Warrants and Options (continued)

b) Options

See Note 7(b).

On March 1, 2016, 5,000 stock options expired unexercised.

On April 15, 2016, the Company granted stock options to purchase 775,000 shares at an exercise price of $4.00 per share under its 2015 Stock Incentive Plan. These options vest in full on April 15, 2017 and expire five years after their vesting date. The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $3.75, exercise price $4.00, volatility 84.4%, risk free rate 1.22%.

On June 15, 2016, the Company amended the expiry period of 37,000 stock options, originally granted on March 20, 2013. The expiration period was extended from three to four years after vesting for all 37,000 stock options. The Company recalculated the estimated fair market value of these options using the Black Scholes model, but the result was deemed to be immaterially different to the original calculation and the financial statements were not adjusted.

On June 15, 2016, the Company amended the expiry period of 16,300 stock options, originally granted on September 2, 2013. The expiration period was extended from three to four years after vesting for all 16,300 stock options. The Company recalculated the estimated fair market value of these options using the Black Scholes model, but the result was deemed to be immaterially different to the original calculation and the financial statements were not adjusted.

On June 23, 2016, the Company granted stock options to purchase 15,000 shares at an exercise price of $4.00 per share under its 2015 Stock Incentive Plan. These options vest in full on June 23, 2017 and expire five years after their vesting date. The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $3.35, exercise price $4.00, volatility 83.11%, risk free rate 1.25%.

On June 30, 2016, 26,000 stock options expired unexercised, as a result of an officer ceasing employment with the Company.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 8 – Warrants and Options (continued)

Below is a table summarizing the options issued and outstanding as of June 30, 2016, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have a weighted average exercise price of $3.70 per share and a weighted average remaining contractual life of 3.69 years.

Date	Number	Exercise	Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Price ($)	Life (Years)	Date	Exercised ($)
11/25/11	505,000	3.00-5.00	4.5-7.0	05/25/16-11/25/18	2,121,000
09/01/12	25,000	4.31-6.31	3.5-6.0	03/01/16-09/01/18	137,750
03/20/13	37,000	2.35-4.35	4.5-7.0	09/20/17-03/20/20	123,950
09/02/13	16,300	2.35-4.35	4.5-7.0	03/02/18-09/02/20	54,605
05/16/14	25,000	3.00-5.00	3.5-6.0	11/16/17-05/16/20	100,000
08/18/14	645,000	2.50-3.00	4.5 and 5.5	02/18/19 and 02/18/20	1,773,750
05/18/15	20,000	3.80	4.5	11/18/19	76,000
07/23/15	317,000	4.00	4.5	01/23/20	1,268,000
08/17/15	75,000	3.75	5.0	08/17/20	281,250
04/15/16	775,000	4.00	6.0	04/15/22	3,100,000
06/23/16	15,000	4.00	6.0	06/23/22	60,000
	2,455,300				$9,096,305

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $1,648,588 and is expected to be recognized over a period of 1.0 years.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 9 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,163,700 (€1,048,020) to help fund the research endeavors of the Company in the area of colorectal cancer. The Company had received the entirety of these funds in respect of approved expenditures as of June 30, 2014. Under the terms of the agreement, the Company is due to repay $349,110 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $814,590 (€733,614) to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $349,110 (€314,406) and the 6 percent royalty on revenue, is twice the amount of funding received. As at June 30, 2016, a total of $252,507 (€227,406) was outstanding to be repaid to the Walloon Region under this agreement.

b) Consulting Agreement

On May 11, 2016, Singapore Volition, upon the review and approval by the Company’s Compensation Committee, entered into a consultancy agreement with PB Commodities Pte Ltd (“PB Commodities”), for the services of Cameron Reynolds (the “2016 Reynolds Consulting Agreement”). Under the terms of the 2016 Reynolds Consulting Agreement, PB Commodities shall receive $25,925 per month for the services provided to Singapore Volition by Mr. Reynolds on its behalf. The foregoing description of the 2016 Reynolds Consulting Agreement does not purport to summarize all terms and conditions thereof. The 2016 Reynolds Consulting Agreement replaced and terminated the existing consultancy agreement for the provision of office space, office support staff, and consultancy services between Singapore Volition and PB Commodities dated August 6, 2010, as amended.

c) Lease Obligations Payable

The Company leases three Tecan machines (automated liquid handling robots) under a lease classified as a capital lease. The total cost of this leased laboratory equipment is $611,213 (€550,454). The leased equipment is amortized on a straight line basis over five years. Total amortization charged to the income statement, related to the leased equipment is $61,121 (€55,045) for the six months ended June 30, 2016 and $10,187 (€9,174) for the six months ended June 30, 2015.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 9 – Commitments and Contingencies (continued)

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of June 30, 2016.

2016	$45,390
2017	86,950
2018	84,010
2019	81,169
2020	43,016
Total minimum lease payments	340,535
Less: Amount representing interest	(16,493)
Present value of minimum lease payments	$324,042

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 36 months. The annual non-cancelable operating lease payments on these leases are as follows:

2016	$160,652
2017	8,761
Thereafter	nil
Total	$169,413

d) Bonn University Agreement

On July 11, 2012, the Company entered into a collaborative research agreement with Bonn University, Germany, relating to a program of samples testing. The agreement was for a period of two years from June 1, 2012 to May 31, 2014. The total payments made by the Company in accordance with the agreement were $433,048 (€390,000). On April 16, 2014, the Company entered into an extension of this agreement, for a period of a further two years from June 1, 2014 to May 31, 2016. The total payments made by the Company in accordance with the extension of the agreement were $433,048 (€390,000). On May 25, 2016, the Company entered into an extension to the original agreement, for a period of one further year from June 1, 2016 to May 31, 2017. The total payments to be made by the Company in accordance with the extension of the agreement are $233,180 (€210,000).

e) Hvidovre Hospital, Denmark Agreement

On August 8, 2014, the Company entered into a collaborative research agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with colorectal cancer. The agreement will expire on August 8, 2016. Total payments (inclusive of local taxes) to be made by the Company under the agreement are $1,529,240 (DKR 10,245,000). On April 15, 2015, the Company amended the aforementioned collaborative research agreement with an additional commitment for samples costing $50,000, to be provided over a two year period, expiring on April 15, 2017.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in U.S. dollars)

Note 9 – Commitments and Contingencies (continued)

f) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 10 – Subsequent Events

Effective July 11, 2016, the Company amended the expiry period of 45,000 warrants, originally granted on August 7, 2013. The expiration period was extended from three to four years for all 45,000 warrants. The new expiration date of the aforementioned warrants is August 7, 2017.

END NOTES TO FINANCIALS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 or the Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Company Overview

We are a clinical stage life sciences company focused on developing blood based diagnostic tests that meet the need for accurate, fast, cost effective and scalable tests for detecting and diagnosing cancer and other diseases. We have developed thirty two blood assays to date to detect specific biomarkers that can be used individually or in combination to generate a profile which forms the basis of a test for a particular cancer or disease. We intend to commercialize our products in the future through various channels within the European Union, the United States and eventually throughout the rest of the world beginning with China and India.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash and cash equivalents of $14,500,294, prepayments of $211,106, other current assets of $221,630 and current liabilities of $1,552,335. This represents a working capital surplus of $13,380,695.

The Company used $4,558,467 in net cash for operating activities for the six months ended June 30, 2016, compared to $4,138,342 for the six months ended June 30, 2015. The increase in cash used year over year is primarily a result of increased expenditures on research and development activities. See “— Results of Operations” for more detail.

Net cash used in investing activities decreased year over year by $48,865 to $68,382 in the 2016 period, mainly as a result of the 2015 purchase of the Nucleosomics® WO2005019826: Detection of Histone Modifications in Cell-Free Nucleosomes patent (i.e. the patent that underlies the NuQ®-M tests) from Chroma Therapeutics Limited for $55,000.

Net cash provided by financing activities amounted to $13,262,193 for the six months ended June 30, 2016, compared to $11,415,890 for the six months ended June 30, 2015. The Company raised approximately $13.1 million in net proceeds in March 2016 through the sale and issuance of approximately 4.3 million shares of common stock in a public offering. In addition, approximately $0.2 million in net proceeds have been raised through the exercise of warrants in 2016. The Company raised approximately $9.7 million in net proceeds in February 2015 through the sale and issuance of approximately 2.8 million shares of common stock in a public offering at the time of our up-listing to the NYSE MKT. We also raised another $1.5 million from further issuances in a private placement during the first quarter of 2015. This resulted in an increase of cash of $8,584,288 for the six month period ended June 30, 2016, compared to an increase of $7,170,385 for the six month period ended June 30, 2015.

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

Results of Operations

Three Months Ended June 30, 2016 and June 30, 2015

The following table sets forth the Company’s results of operations for the three months ended on June 30, 2016 and the comparative period for the three months ended June 30, 2015.

	Three months	Three months		Percentage
	Ended	Ended	Increase/	Increase/
	June 30, 2016	June 30, 2015	(Decrease)	(Decrease)
	($)	($)	($)	(%)
Revenues	-	-	-	-

General and administrative expenses	166,056	122,447	43,609	36%
Professional fees	510,420	236,731	273,689	116%
Salaries and office administrative fees	506,691	301,406	205,285	68%
Research and development expenses	1,792,090	1,356,990	435,100	32%

Total Operating Expenses	2,975,257	2,017,574	957,683	47%

Other Income	(25,891)	(146,812)	(120,921)	(82%)

Income Taxes	-	-	-	-

Net Loss	(2,949,366)	(1,870,762)	1,078,604	58%

Basic and Diluted Loss Per Common Share	(0.13)	(0.10)	0.03	30%

Weighted Average Basic and Diluted Common Shares Outstanding	23,412,262	17,945,704	5,466,558	30%

Revenues

The Company had not generated revenues from operations in either the three months ended June 30, 2016 or the three months ended June 30, 2015. The Company’s operations are still predominantly in the development stage.

Total Operating Expenses

For the three months ended June 30, 2016, the Company’s total operating expenses increased by $957,683, or 47%, compared to the same period in 2015. Total expenses are comprised of general and administrative expenses, professional fees, salaries and office administrative fees, and research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $43,609, or 36%, in the three month period ended June 30, 2016 compared to the prior year period. The increase was primarily a result of an increase in insurance costs by $9,307 and an increase in additional costs of $18,108 due to the opening of a UK office.

Professional Fees

Professional fees increased by $273,689, or 116%, in the three month period ended June 30, 2016 compared to the prior year period. The increase was the result of increased marketing fees of $67,414 as we move towards product commercialization and increased legal and professional fees of $203,640 arising from the greater complexity of the Company and preparation for its move into product launch.

Salaries and Office Administrative Fees

Salaries and office administrative fees increased by $205,285, or 68%, in the three month period ended June 30, 2016 compared to the prior year period. The increase was the result increased employee headcount, staff salary and an extra $156,704 incurred on the cost of amortization of stock options.

Research and Development Expenses

Research and development expenses increased by $435,100, or 32%, in the three month period ended June 30, 2016 compared to the prior year period. The increase was the result of $124,721 in antibody expenditures, required for testing, plus increased staff costs from an increase in headcount in research and development.

Other Income

For the three months ended June 30, 2016, the Company recognized other income of $25,891, as compared to other income of $146,812 for the three months ended June 30, 2015. Other income for both periods consisted of grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay.

Net Loss

For the three months ended June 30, 2016, our net loss was $2,949,366, an increase of $1,078,604, or 58%, in comparison to a net loss of $1,870,762 for the three months ended June 30, 2015. The change was a result of the factors described above.

Six Months Ended June 30, 2016 and June 30, 2015

The following table sets forth the Company’s results of operations for the six months ended on June 30, 2016 and the comparative period for the six months ended June 30, 2015.

	Six months	Six months		Percentage
	Ended	Ended	Increase/	Increase/
	June 30, 2016	June 30, 2015	(Decrease)	(Decrease)
	($)	($)	($)	(%)
Revenues	-	-	-	-

General and administrative expenses	394,251	370,205	24,046	6%
Professional fees	983,688	788,530	195,158	25%
Salaries and office administration fees	835,036	640,943	194,093	30%
Research and development expenses	3,254,910	2,567,771	687,139	27%

Total Operating Expenses	5,467,885	4,367,449	1,100,436	25%

Other Income	(25,891)	(486,556)	(460,665)	(95%)

Income Taxes	-	-	-	-

Net Loss	(5,441,994)	(3,880,893)	1,561,101	40%

Basic and Diluted Loss Per Common Share	(0.25)	(0.23)	0.02	9%

Weighted Average Basic and Diluted Common Shares Outstanding	21,346,835	17,209,254	4,137,581	24%

Revenues

The Company had not generated revenues from operations in either the six months ended June 30, 2016 or the six months ended June 30, 2015. The Company’s operations are still predominantly in the development stage.

Total Operating Expenses

For the six months ended June 30, 2016, the Company’s total operating expenses increased by $1,100,436, or 25%, compared to the same period in 2015. Total expenses are comprised of general and administrative expenses, professional fees, salaries and administrative fees and research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $24,046, or 6%, in the six month period ended June 30, 2016 compared to the prior year period. The increase was the result of the Company’s insurance costs, which rose by $39,766, additional costs of $31,486 due to the opening of a UK office, along with an increase in travel and associated costs of $19,416 related to new employee activity. The increases in these costs were partially offset on a comparative basis by the absence of the capital raising expenses incurred in the March 31, 2015 quarter for the up-listing to the NYSE MKT in an amount of approximately $94,400.

Professional Fees

Professional fees increased by $195,158, or 25%, in the six month period ended June 30, 2016 compared to the prior year period. The increase was the result of higher marketing fees of $71,724 as we move towards product commercialization and an increase of $128,924 in legal and professional fees arising from the greater complexity of the Company and preparation for its move into product launch.

Salaries and Office Administrative Fees

Salaries and office administrative fees increased by $194,093, or 30%, in the six month period ended June 30, 2016 compared to the prior year period. The increase was the result of an increase in the cost of stock option amortization expense with some remuneration increases.

Research and Development Expenses

Research and development expenses increased by $687,139, or 27%, in the six month period ended June 30, 2016 compared to the prior year period. The increase was the result of an increase in antibody and sample expenditures, required for testing, of $438,979. Other increases in costs on a year over year basis include employment costs, due to an increase in employee headcount and capital lease interest costs, relating to the new Tecan machines purchased in 2015.

Other Income

Other income amounted to $25,891 for the six months ended June 30, 2016. This related to grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay. Other income of $486,556 was generated for the six months ended June 30, 2015 and consisted of $146,812 related to grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay, and $339,744 related to the re-measurement of a derivative liability associated with warrants issued in February 2014. The re-measurement of the warrant liability occurred when 25,000 of these warrants were exercised in February 2015 and when the remaining derivative liability expired later in the same month.

Net Loss

For the six months ended June 30, 2016, our net loss was $5,441,994, an increase of $1,561,101, or 40%, in comparison to a net loss of $3,880,893 for the six months ended June 30, 2015. The change was a result of the factors described above.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2015, that our disclosure controls and procedures continue to not be effective as of June 30, 2016, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report for the year ended December 31, 2015 on Form 10-K as filed with the SEC on March 11, 2016, and in our Quarterly Report for the quarter ended March 31, 2016 on Form 10-Q as filed with the SEC on May 13, 2016.

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

As at June 30, 2016, we did not maintain sufficient internal controls over financial reporting for part of the cash process, including failure to segregate some of the accounting functions and our purchase order process not being fully implemented across the Company and its subsidiaries. We have developed, and are currently implementing, a remediation plan for such weaknesses, including the uniform adoption of our purchase order authorization process. The successful remediation of these weaknesses will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal controls over financial reporting.

As we continue to evaluate and work to enhance our internal controls over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify our remediation plan.

Except as disclosed above, and except for the previously disclosed weakness regarding dual signatures on one of the Company’s bank accounts that was remediated in May 2016, there have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.

RISK FACTORS

Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 11, 2016, as amended by those presented in our Quarterly Report on Form 10-Q, Item 1A, for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission on May 13, 2016, or the March 10-Q.

The risk factors below amend, restate and replace in their entirety each of the same titled risk factors in our Form 10-K or March 10-Q, as applicable.

If the patents that we rely on to protect our intellectual property prove to be inadequate, our ability to successfully commercialize our future products will be harmed and we may never be able to operate our business profitably.

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and technologies that we develop under the patents and intellectual property laws of the United States, the European Union and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information. We have four patents related to our diagnostic tests granted in the United States; one patent granted in the European Union and four patents granted in other countries. We also hold an exclusive worldwide license to one pending patent application in the United States and five patents granted in other countries. Additionally, we have patent applications in the name of our subsidiaries pending in the United States, the European Union and other countries. We cannot assure you that any of the pending patent applications will result in patents being issued. In addition, due to technological changes that may affect our future products or judicial interpretation of the scope of our patents, our intended products might not, now or in the future, be adequately covered by our patents.

If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock could be affected by whether and to what extent equity research analysts publish research or reports about us and our business. We cannot predict at this time how many research analysts will cover us and our common stock or whether they will publish research and reports on us. If one or more equity analysts cover us and publish research reports about our common stock, the price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2016, the Company issued the shares described below in private placements pursuant to Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Rule 506 of Regulation D, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

•

On or about April 20, 2016, 2,601 warrants were exercised at a price of $2.60 per share, for net cash proceeds to the Company of $6,762. As a result, a total of 2,601 shares of common stock were issued to two (2) non – U.S. accredited investors.

•

On or about June 10, 2016, 5,484 warrants were exercised at a price of $0.50 per share, for net cash proceeds to the Company of $2,742. As a result, a total of 5,484 shares of common stock were issued to one (1) non – U.S. accredited investor.

•

On or about June 14, 2016, 94,516 warrants were exercised at a price of $0.50 per share, for net cash proceeds to the Company of $47,258. As a result, a total of 94,516 shares of common stock were issued to one (1) non – U.S. accredited investor.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1#	First Amendment to Executive Chairman’s Agreement by and between VolitionRx and Dr. Faulkes, dated May 11, 2016.	10-Q	001-36833	10.1	05/13/2016
10.2#	Consultancy Agreement by and between the Singapore Volition and PB Commodities, dated May 11, 2016.	10-Q	001-36833	10.2	05/13/2016
10.3#	First Amendment to Consultancy Agreement by and between VolitionRx and Borlaug, dated May 11, 2016.	10-Q	001-36833	10.3	05/13/2016
10.4	English translation of French Sale Agreement dated April 15, 2016, by and between Belgian Volition and Gerard Dekoninck S.A., for the purchase of a research and development facility in Les Isnes, Belgium.	10-Q	001-36833	10.4	05/13/2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

#

Indicates a management contract or compensatory plan or arrangement

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLITIONRX LIMITED

Dated: August 11, 2016	/s/ Cameron Reynolds
Cameron Reynolds
Duly Authorized Officer, President and Principal Executive Officer

Dated: August 11, 2016	/s/ David Kratochvil
David Kratochvil
Duly Authorized Officer, Chief Financial Officer and Principal Financial and Accounting Officer