Form 10-Q
period 2016-09-30
VOLITIONRX LTD
filed 2016-11-10
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, there were 26,093,123 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company,” “VolitionRx,” “Volition,” “we,” “us” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Ltd, Belgian Volition SPRL, Hypergenomics Pte Ltd. and Volition Diagnostics UK Limited. Additionally, unless otherwise specified, all references to “United States Dollars” or “$” refer to the legal currency of the United States of America.

Nucleosomics®, Nu.QTM and HyperGenomics® and their respective logos are trademarks and/or service marks of VolitionRx. All other trademarks, service marks and trade names referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Index

Condensed Consolidated Balance Sheets (Unaudited)

4

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

5

Condensed Consolidated Statements of Cash Flows (Unaudited)

6

Notes to the Condensed Consolidated Financial Statements (Unaudited)

7

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	September 30, 2016 $	December 31, 2015 $
	(UNAUDITED)
ASSETS

Cash and cash equivalents	12,527,783	5,916,006
Prepaid expenses	188,922	152,926
Other current assets	191,002	153,723

Total Current Assets	12,907,707	6,222,655

Property and equipment, net	725,056	783,805
Intangible assets, net	655,746	705,381

Total Assets	14,288,509	7,711,841

LIABILITIES

Accounts payable and accrued liabilities	1,566,426	712,160
Management and directors’ fees payable	104,151	71,893
Current portion of capital lease liability	85,201	81,338
Deferred grant income	225,148	219,360
Current portion of grant repayable	39,237	34,899

Total Current Liabilities	2,020,163	1,119,650

Capital lease liability, net of current portion	244,133	299,863
Grant repayable, net of current portion	215,697	248,009

Total Liabilities	2,479,993	1,667,522

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 23,608,719 shares and 18,763,272 shares, respectively	23,609	18,763
Additional paid-in capital	49,863,488	35,149,420
Accumulated other comprehensive loss	(117,754)	(84,171)
Accumulated Deficit	(37,960,827)	(29,039,693)

Total Stockholders’ Equity	11,808,516	6,044,319

Total Liabilities and Stockholders’ Equity	14,288,509	7,711,841

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	For the three months ended September 30, 2016 $	For the three months ended September 30, 2015 $	For the nine months ended September 30, 2016 $	For the nine months ended September 30, 2015 $

Revenue	–	–	–	–

Expenses

General and administrative	163,870	141,354	558,120	511,558
Professional fees	463,340	352,599	1,447,029	1,141,129
Salaries and office administrative fees	857,093	611,162	1,692,129	1,252,105
Research and development	1,994,837	1,862,115	5,249,747	4,429,887

Total Operating Expenses	3,479,140	2,967,230	8,947,025	7,334,679

Net Operating Loss	(3,479,140)	(2,967,230)	(8,947,025)	(7,334,679)

Other Income
Grants received	–	–	25,891	146,812
Gain on derivative re-measurement	–	–	–	339,744

Total Other Income	–	–	25,891	486,556

Provision for Income Taxes	–	4,604	–	4,604

Net Loss	(3,479,140)	(2,962,626)	(8,921,134)	(6,843,519)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	15,462	14,463	(33,583)	38,583
Total Other Comprehensive Income/(Loss)	15,462	14,463	(33,583)	38,583
Net Comprehensive Loss	(3,463,678)	(2,948,163)	(8,954,717)	(6,804,936)
Net Loss per Share – Basic and Diluted	(0.15)	(0.16)	(0.40)	(0.39)
Weighted Average Shares Outstanding
– Basic and Diluted	23,524,982	18,042,087	22,075,538	17,504,026

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
	$	$
Operating Activities
Net loss	(8,921,134)	(6,843,519)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	230,606	164,330
Loss on disposal of property & equipment	3,668	–
Stock based compensation	1,106,623	980,399
Loss on warrant re-measurement	105,995	23,364
Non-operating income – grants received	(25,891)	(146,812)
Gain on derivative re-measurement	–	(339,744)
Changes in operating assets and liabilities:
Prepaid expenses	(35,283)	(121,004)
Other current assets	(36,456)	(96,421)
Accounts payable and accrued liabilities	872,934	(101,318)
Net Cash Used In Operating Activities	(6,698,938)	(6,480,725)

Investing Activities
Purchases of patents	–	(55,000)
Purchases of property and equipment	(89,433)	(67,888)
Net Cash Used in Investing Activities	(89,433)	(122,888)

Financing Activities
Net proceeds from issuance of common shares	13,506,295	11,335,921
Grants received	25,891	146,812
Grants repaid	(36,135)	(33,174)
Deferred grant income	(335)	48,191
Capital lease funding	(62,225)	(203,051)
Net Cash Provided By Financing Activities	13,433,491	11,294,699

Effect of foreign exchange on cash	(33,343)	21,476

Increase in Cash	6,611,777	4,712,562

Cash and cash equivalents – Beginning of Period	5,916,006	2,138,964

Cash and cash equivalents – End of Period	12,527,783	6,851,526

Supplemental Disclosures of Cash Flow Information:
Interest paid	9,159	4,863
Income tax paid	–	–

Non Cash Investing and Financing Activities:
Common stock issued on cashless exercises of stock options	21	–
Reduction in derivative liability	–	1,237,896
Capital lease obligation for equipment purchases	329,334	413,616

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRx without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 11, 2016. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $37,960,827 and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2016 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL, Hypergenomics Pte. Limited and Volition Diagnostics UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company had $12,527,783 and $5,916,006, respectively, in cash and cash equivalents. At September 30, 2016 and December 31, 2015, the Company had approximately $8,222,995 and $762,187, respectively, in its domestic accounts in excess of Federal Deposit Insurance Corporation insured limits. At September 30, 2016 and December 31, 2015, the Company had approximately $1,635,263 and $395,100, respectively, in its foreign accounts in excess of the Belgian Deposit Guarantee insured limits. At September 30, 2016 and December 31, 2015, the Company had approximately $2,245,178 and $4,338,088, respectively, in its foreign accounts in excess of the Singapore Deposit Insurance Scheme. At September 30, 2016 and December 31, 2015, the Company had approximately $nil and $nil, respectively, in its foreign accounts in excess of the UK Deposit Protection Scheme.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2016, 1,118,324 dilutive warrants and options and 1,394,243 potentially dilutive warrants and options were excluded from the diluted EPS calculation as their effect is anti-dilutive.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost and is amortized on a straight-line basis, at the following rates:

Computer Hardware and Software	3 years
Laboratory Equipment	5 years
Equipment held under Capital Lease	5 years
Office Furniture and Equipment	5 years

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of September 30, 2016 and December 31, 2015:

			September 30,
			2016
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	153,451	61,622	91,829
Laboratory equipment	314,125	145,273	168,852
Equipment held under capital lease	617,086	164,556	452,530
Office furniture and equipment	35,109	23,264	11,845

	1,119,771	394,715	725,056

			December 31,
			2015
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	72,317	45,731	26,586
Laboratory equipment	319,209	108,589	210,620
Equipment held under capital lease	600,325	70,038	530,287
Office furniture and equipment	34,155	17,843	16,312

	1,026,006	242,201	783,805

On April 8, 2015, the Company entered into a five year capital lease to purchase three Tecan machines (automated liquid handling robots) for a total sum of $617,086 (€550,454).

During the nine month period ended September 30, 2016 and the nine month period ended September 30, 2015, the Company recognized $165,293 and $99,851 respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of intellectual property and patents, mainly acquired in the acquisition of ValiBio SA. The patents and intellectual property are being amortized over their remaining lives, which range from 7 to 15 years.

			September 30,
			2016
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,145,947	490,201	655,746

	1,145,947	490,201	655,746
			December 31,
			2015
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,119,302	413,921	705,381

	1,119,302	413,921	705,381

During the nine month period ended September 30, 2016, and the nine month period ended September 30, 2015, the Company recognized $65,313 and $64,479, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2016 - remaining	$21,857
2017	$87,428
2018	$87,428
2019	$87,428
2020	$87,428

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Related Party Transactions

The Company has an agreement with a related party for consultancy services for a Company subsidiary. See Note 9 for obligations under the agreements. The Company issued shares of common stock to related parties upon the exercise of warrants and stock options. See Note 7 for details regarding such issuances.

Note 7 - Common Stock

a)

Issuances Upon Warrant Exercises

On January 15, 2016, warrants to purchase 100,000 shares of common stock were exercised at a price of $0.50 per share, for net cash proceeds to the Company of $50,000.

On March 22, 2016, warrants to purchase 100,000 shares of common stock were exercised by a related party at a price of $0.50 per share, for net cash proceeds to the Company of $50,000.

On March 29, 2016, warrants to purchase 100,000 shares of common stock were exercised by a related party at a price of $0.50 per share, for net cash proceeds to the Company of $50,000.

On April 20, 2016, warrants to purchase 1,172 shares of common stock were exercised by a related party at a price of $2.60 per share, for net cash proceeds to the Company of $3,047.

On April 20, 2016, warrants to purchase 1,429 shares of common stock were exercised by a related party at a price of $2.60 per share, for net cash proceeds to the Company of $3,715.

On June 10, 2016, warrants to purchase 5,484 shares of common stock were exercised by a related party at a price of $0.50 per share, for net cash proceeds to the Company of $2,742.

On June 14, 2016, warrants to purchase 94,516 shares of common stock were exercised at a price of $0.50 per share, for net cash proceeds to the Company of $47,258.

On September 21, 2016, warrants to purchase 12,500 shares of common stock were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $27,500.

On September 28, 2016, warrants to purchase 75,000 shares of common stock were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $165,000.

b)

Issuances Upon Option Exercises

On May 20, 2016, stock options were exercised to purchase 88,000 shares of common stock at $3.00 per share in cashless exercises. As a result, a total of 13,419 shares of common stock were issued to related parties.

On May 24, 2016, stock options were exercised to purchase 8,000 shares of common stock at $3.00 per share in cashless exercises. As a result, a total of 1,122 shares of common stock were issued.

On May 25, 2016, stock options were exercised to purchase 5,000 shares of common stock at $3.00 per share in cashless exercises. As a result, a total of 562 shares of common stock were issued to a related party.

On May 25, 2016, stock options were exercised to purchase 4,000 shares of common stock at $3.00 per share in cashless exercises. As a result, a total of 449 shares of common stock were issued.

On June 16, 2016, stock options were exercised to purchase 29,000 shares of common stock at between $2.50 and $3.00 per share in cashless exercises. As a result, a total of 5,179 shares of common stock were issued to a related party.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

c)

Issuances In Connection With Public Offering

On March 23, 2016, the Company issued 4,334,615 shares of its common stock to investors in a registered public offering at a price of $3.25 per share, less underwriting discounts and commissions, for net cash proceeds to the Company of approximately $13.1 million. Additionally, $0.3 million was incurred on legal expenses and listing fees, giving net proceeds of $12.8 million.

Note 8 – Warrants and Options

a)

Warrants

See Note 7(a).

Effective May 4, 2016, the Company amended the expiry period of warrants to purchase 341,458 shares of common stock, which warrants were originally granted on May 11, 2012. The expiration period was extended from four to five years for all such warrants, with their new expiration date being May 10, 2017.

Effective July 11, 2016, the Company amended the expiry period of warrants to purchase 45,000 shares of common stock, which warrants were originally granted on August 7, 2013. The expiration period was extended from three to four years for all such warrants, with their new expiration date being August 7, 2017.

Below is a table summarizing the warrants issued and outstanding as of September 30, 2016, which have a weighted average exercise price of $2.36 per share and a weighted average remaining contractual life of 2.11 years.

Date	Number	Exercise	Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Price ($)	Life (Years)	Date	Exercised ($)
05/11/12	341,458	2.60	5.0	05/10/17	887,791
03/20/13	150,000	2.47	3.0 to 6.5	03/20/16 to 12/20/19	370,500
06/10/13	29,750	2.00	5.0	06/10/18	59,500
08/07/13	45,000	2.40	3.0	08/07/17	108,000
11/25/13	456,063	2.40	5.0	11/25/18	1,094,551
12/31/13	64,392	2.40	5.0	12/31/18	154,541
01/28/14	2,000	2.40	3.0	01/28/17	4,800
02/26/14	980,975	2.20	5.0	02/26/19	2,158,145
09/05/14	10,000	2.40	3.0	09/05/17	24,000
09/26/14	24,000	3.00	3.0	09/26/17	72,000
11/17/14	19,000	3.75	3.0	11/17/17	71,250
	2,122,638				$5,005,078

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

b)

Options

See Note 7(b).

On March 1, 2016, stock options to purchase 5,000 shares of common stock expired unexercised.

On April 15, 2016, the Company granted stock options to purchase 775,000 shares of common stock at an exercise price of $4.00 per share under its 2015 Stock Incentive Plan. These options vest in full on April 15, 2017 and expire five years after their vesting date. The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term of 6 years, stock price of $3.75, exercise price of $4.00, volatility of 84.4% and risk-free rate of 1.22%.

Effective June 27, 2016, the Company amended the expiry period of stock options to purchase 37,000 shares of common stock, which options were originally granted on March 20, 2013. The expiration period was extended from three to four years after vesting for all such stock options. The Company recalculated the estimated fair market value of these options using the Black Scholes model, but the result was deemed to be immaterially different to the original calculation and the financial statements were not adjusted.

Effective June 27, 2016, the Company amended the expiry period of stock options to purchase 16,300 shares of common stock, which options were originally granted on September 2, 2013. The expiration period was extended from three to four years after vesting for all such stock options. The Company recalculated the estimated fair market value of these options using the Black Scholes model, but the result was deemed to be immaterially different to the original calculation and the financial statements were not adjusted.

On June 23, 2016, the Company granted stock options to purchase 15,000 shares of common stock at an exercise price of $4.00 per share under its 2015 Stock Incentive Plan. These options vest in full on June 23, 2017 and expire five years after their vesting date. The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term of 6 years, stock price of $3.35, exercise price of $4.00, volatility of 83.11% and risk-free rate of 1.25%.

On June 30, 2016, 26,000 stock options to purchase 26,000 shares of common stock expired unexercised. On September 1, 2016, stock options to purchase 5,000 shares of common stock expired unexercised.

On September 13, 2016, the Company granted stock options to purchase 25,000 shares of common stock at an exercise price of $4.65 per share under its 2015 Stock Incentive Plan. These options vest in full on September 13, 2017 and expire five years after their vesting date. The Company has calculated the estimated fair market value of these options using the Black-Scholes Option Pricing model and the following assumptions: term of 6 years, stock price of $4.65, exercise price of $4.65, volatility of 81.94% and risk-free rate of 1.56%.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

Below is a table summarizing the options issued and outstanding as of September 30, 2016, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have a weighted average exercise price of $3.71 per share and a weighted average remaining contractual life of 3.47 years.

Date	Number	Exercise	Contractual	Expiration	Proceeds to Company if
Issued	Outstanding	Price ($)	Life (Years)	Date	Exercised ($)
11/25/11	505,000	3.00-5.00	5.0-7.0	05/25/16-11/25/18	2,121,000
09/01/12	20,000	5.31-6.31	4.5-6.0	03/01/17-09/01/18	116,200
03/20/13	37,000	2.35-4.35	4.5-7.0	09/20/17-03/20/20	123,950
09/02/13	16,300	2.35-4.35	4.5-7.0	03/02/18-09/02/20	54,605
05/16/14	25,000	3.00-5.00	3.5-6.0	11/16/17-05/16/20	100,000
08/18/14	645,000	2.50 and 3.00	4.5 and 5.5	02/18/19 and 02/18/20	1,773,750
05/18/15	20,000	3.80	4.5	11/18/19	76,000
07/23/15	317,000	4.00	4.5	01/23/20	1,268,000
08/17/15	75,000	3.75	5.0	08/17/20	281,250
04/15/16	775,000	4.00	6.0	04/15/22	3,100,000
06/23/16	15,000	4.00	6.0	06/23/22	60,000
09/13/16	25,000	4.65	6.0	09/13/22	116,250
	2,475,300				$9,191,005

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $1,202,745 and is expected to be recognized over a period of 0.75 years.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies

a)

Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,174,883 (€1,048,020) to help the research endeavors of the Company in the area of colorectal cancer. The Company had received the entirety of these funds in respect of approved expenditures as of June 30, 2014. Under the terms of the agreement, the Company is due to repay $352,465 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $822,418 (€733,614) to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6 percent royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, including the $352,465 (€314,406) repayment obligation and the potential royalty, is twice the amount of funding received, or $2,349,766 (€2,096,040). As at September 30, 2016, a total of $254,934 (€227,406) was outstanding to be repaid to the Walloon Region under this agreement.

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

c)

Lease Obligations Payable

The Company leases three Tecan machines (automated liquid handling robots) under a lease classified as a capital lease. The total cost of this leased laboratory equipment is $617,086 (€550,454). The leased equipment is amortized on a straight line basis over five years. Total amortization charged to the income statement, related to the leased equipment is $92,139 (€82,568) for the nine months ended September 30, 2016 and $41,258 (€36,697) for the nine months ended September 30, 2015.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of September 30, 2016.

2016	$23,013
2017	87,786
2018	84,817
2019	81,949
2020	46,044
Total minimum lease payments	323,609
Less: Amount representing interest	(14,679)
Present value of minimum lease payments	$308,930

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 36 months. The annual non-cancelable operating lease payments on these leases are as follows:

2016	$159,291
2017	8,591
Thereafter	nil
Total	$167,882

d)

Bonn University Agreement

On July 11, 2012, the Company entered into a collaborative research agreement with Bonn University, Germany, relating to a program of samples testing. The agreement was for a period of two years from June 1, 2012 to May 31, 2014. The total payments made by the Company in accordance with the agreement were $437,210 (€390,000). On April 16, 2014, the Company entered into a two-year extension of this agreement through May 31, 2016. The total payments made by the Company in accordance with the extension of the agreement were $437,210 (€390,000). On May 25, 2016, the Company entered into a further extension to the agreement through May 31, 2017. The total payments to be made by the Company in accordance with the extension of the agreement are $235,421 (€210,000).

e)

Hvidovre Hospital, Denmark Agreement

On August 8, 2014, the Company entered into a collaborative research agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with colorectal cancer. This program finished on August 8, 2016. On April 15, 2015, the Company amended the aforementioned collaborative research agreement with an additional commitment for samples costing $50,000, to be provided over a two year period, expiring on April 15, 2017.

f)

Preface S.A. Loan Agreement

On September 16, 2016, Belgian Volition SPRL (“Belgian Volition”) entered into an unsecured loan agreement with Namur Invest or Preface S.A. for the amount of $478,700 (€440,000) (the “Loan Agreement”). The proceeds from the Loan Agreement were received by Belgian Volition on October 20, 2016. The Loan Agreement provides for an approximate 7-year term, a fixed interest rate at 4.85%, and interest only payments between the receipt of proceeds and June 30, 2017. See Note 10 for the use of proceeds from the Loan Agreement.

g)

Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 10 – Subsequent Events

On October 5, 2016, the Company issued 2,250,000 shares of its common stock to investors in a registered public offering at a price of $5.00 per share, less underwriting discounts, commissions and legal expenses payable by the Company, for net cash proceeds to the Company of approximately $10.7 million. Additionally, $0.1 million was expensed on further legal expenses and listing fees, giving net proceeds of approximately $10.6 million.

On October 7, 2016, Belgian Volition S.A. converted from a Societe Anonyme into a private limited liability company “Belgian Volition SPRL”.

On October 7, 2016, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s 2015 Stock Incentive Plan (the “Plan”) to increase the number of shares of common stock available for issuance under such plan by 750,000 shares to an aggregate of 1,750,000 shares. Additionally, the Company’s stockholders approved the Second Amended and Restated Certificate of Incorporation (the “Restated Certificate”), eliminating all provisions relating to preferred stock, par value $0.001. Each of the Amendment and the Restated Certificate had previously been approved by the Board of Directors of the Company on August 5, 2016, subject to the approval of the Company’s stockholders. The Restated Certificate became effective upon its filing with the Secretary of State of the State of Delaware on October 7, 2016.

On October 21, 2016, in connection with the Company’s October 5, 2016 public offering, the underwriters exercised their overallotment option to purchase an additional 234,404 shares of the Company’s common stock at a price of $5.00 per share, less underwriting discounts, commissions and estimated offering expenses payable by the Company, for net cash proceeds to the Company of approximately $1.1 million.

On October 4, 2016, and effective on October 25, 2016, Belgian Volition entered into a Real Estate Capital Lease Agreement (the “Capital Lease Agreement”) with ING Asset Finance Belgium S.A. (“ING”). The Capital Lease Agreement became a contractual obligation of Belgian Volition upon the execution of the Deed of Sale to acquire the Company’s new research and development facility described below. Pursuant to the Capital Lease Agreement, Belgian Volition received $1.22 million (€1.12 million) in return for granting to ING a right of emphyteusis (a form of leasehold) on the property located in the Créalys zoning at 5032 Isnes-Spy, Rue Phocas Lejeune 22, Gembloux cadastre, 8th division, Section B, n 55 (the “Property”) for a period of 27 years, extendable to the authorized maximum legal term of 99 years. In addition, the Capital Lease Agreement provides that ING shall grant Belgian Volition a 15-year lease over the Property with an option for Belgian Volition to purchase the Property outright upon payment of $36,600 (€33,600) at the end of the lease. The Capital Lease Agreement provides that Belgian Volition shall make the first lease payment of $478,700 (€440,000) following the execution of the Capital Lease Agreement, and then quarterly lease payments of approximately $14,640 (€13,450), based on a fixed rate of 2.62% for the term of the lease. On October 25, 2016, Belgian Volition acquired the Property by entering into a Deed of Sale to the Sale Agreement (the “Deed of Sale”) with Gerard Dekoninck S.A. The purchase price for the Property consisted of $1.3 million (€1.2 million), exclusive of any closing costs (the “Purchase Price”). The Purchase Price was funded by Belgian Volition with cash on hand and the monies received under the Capital Lease Agreement.

On October 25, 2016, Belgian Volition entered into a second unsecured loan agreement with ING for an amount up to $294,000 (€270,000) (the “Supplemental Loan”). The Supplemental Loan provides for a 15-year term commencing on March 31, 2017, a fixed interest rate at 2.62%, and interest only payments on the amount drawn until March 31, 2017.

On November 2, 2016, the Company entered into a clinical research agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with colorectal cancer and other diseases. The first phase of the agreement will expire on September 30, 2018 and the Company may participate in additional phases upon its election (and payment of required amounts). Total payments (inclusive of local taxes) to be made by the Company under the agreement for the first phase are $2,218,530 (DKR 15,000,000).

END NOTES TO FINANCIALS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 or the Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Company Overview

We are a clinical stage life sciences company focused on developing blood based diagnostic tests that meet the need for accurate, fast, cost effective and scalable tests for detecting and diagnosing cancer and other diseases. We have developed thirty two blood assays to date to detect specific biomarkers that can be used individually or in combination to generate a profile which forms the basis of a test for a particular cancer or disease. We intend to commercialize our products in the future through various channels within the European Union, the United States and throughout the rest of the world beginning with China and India.

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

Overview of Plan of Operations

Management has identified the specific processes and resources required to achieve the near and medium term objectives of the business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. To date, operations have proceeded satisfactorily in relation to the business plan. However it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near and medium term objectives of the business plan, in particular the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market. In addition, at this point, a significant risk to the Company is that it will not succeed in obtaining additional financing in the medium term.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash and cash equivalents of $12,527,783, prepayments of $188,922, other current assets of $191,002 and current liabilities of $2,020,163. This represents a working capital surplus of $10,887,544.

The Company used $6,698,938 in net cash for operating activities for the nine months ended September 30, 2016, compared to $6,480,725 for the nine months ended September 30, 2015. The increase in cash used year-over-year is primarily a result of increased expenditures on research and development activities. See “— Results of Operations” for more detail.

Net cash used in investing activities decreased year over year from $122,888 to $89,433 in the 2016 period, mainly as a result of the 2015 purchase of the Nucleosomics® WO2005019826: Detection of Histone Modifications in Cell-Free Nucleosomes patent (i.e. the patent that underlies the Nu.QTM - M tests) from Chroma Therapeutics Limited for $55,000.

Net cash provided by financing activities amounted to $13,433,491 for the nine months ended September 30, 2016, compared to $11,294,699 for the nine months ended September 30, 2015. The Company raised approximately $13.1 million in net cash proceeds in March 2016 through the sale and issuance of approximately 4.3 million shares of common stock in a public offering. In addition, approximately $0.4 million in net cash proceeds have been raised through the exercise of warrants in 2016. The Company raised approximately $9.7 million in net cash proceeds in February 2015 through the sale and issuance of approximately 2.8 million shares of common stock in a public offering at the time of our up-listing to the NYSE MKT. The Company also raised another $1.5 million from further issuances in a private placement during the first quarter of 2015. This resulted in an increase of cash of $6,611,777 for the nine month period ended September 30, 2016, compared to an increase of $4,712,562 for the nine month period ended September 30, 2015.

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

Results of Operations

Three Months Ended September 30, 2016 and September 30, 2015

The following table sets forth the Company’s results of operations for the three months ended on September 30, 2016 and the comparative period for the three months ended September 30, 2015.

	Three months	Three months		Percentage
	Ended	Ended	Increase/	Increase/
	September 30, 2016	September 30, 2015	(Decrease)	(Decrease)
	($)	($)	($)	(%)
Revenues	-	-	-	-

General and administrative expenses	163,870	141,354	22,516	16%
Professional fees	463,340	352,599	110,741	31%
Salaries and office administrative fees	857,093	611,162	245,931	40%
Research and development expenses	1,994,837	1,862,115	132,722	7%

Total Operating Expenses	(3,479,140)	(2,967,230)	511,910	17%

Other Income	-	-	-	-

Provision for Income Taxes	-	4,604	4,604	(100%)

Net Loss	(3,479,140)	(2,962,626)	516,514	17%

Basic and Diluted Loss Per Common Share	(0.15)	(0.16)	(0.01)	(6%)

Weighted Average Basic and Diluted Common Shares Outstanding	23,524,982	18,042,087	5,482,895	30%

Revenues

The Company did not generate revenues from operations in either the three months ended September 30, 2016 or the three months ended September 30, 2015. The Company’s operations are still predominantly in the development stage.

Total Operating Expenses

For the three months ended September 30, 2016, the Company’s total operating expenses increased by $511,910, or 17%, compared to the same period in 2015. Total expenses are comprised of general and administrative expenses, professional fees, salaries and office administrative fees, and research and development expenses described below.

General and Administrative Expenses

General and administrative expenses increased by $22,516, or 16%, in the three month period ended September 30, 2016 compared to the prior year period. The increase was primarily a result of an additional office opening in the UK, incurring costs of $21,846 in the period ended September 30, 2016, which was not incurred in the prior year period.

Professional Fees

Professional fees increased by $110,741, or 31%, in the three month period ended September 30, 2016 compared to the prior year period. The increase was mainly the result of increased marketing, branding fees and business development expenses, as we move towards product commercialization.

Salaries and Office Administrative Fees

Salaries and office administrative fees increased by $245,931, or 40%, in the three month period ended September 30, 2016 compared to the prior year period. The increase was the result of increased employee headcount, staff salaries and an extra $218,610 incurred on the cost of re-measurement of employee warrants.

Research and Development Expenses

Research and development expenses increased by $132,722, or 7%, in the three month period ended September 30, 2016 compared to the prior year period. The increase was predominantly the result of increased costs of a new clinical study associated with colorectal cancer, offset by a reduction in the cost usage of antibodies.

Other Income

No income was recognized for the three months ended September 30, 2016 or the comparable prior year period.

Net Loss

For the three months ended September 30, 2016, our net loss was $3,479,140, an increase of $516,514, or 17%, in comparison to a net loss of $2,962,626 for the three months ended September 30, 2015. The change was a result of the factors described above.

Nine Months Ended September 30, 2016 and September 30, 2015

The following table sets forth the Company’s results of operations for the nine months ended on September 30, 2016 and the comparative period for the nine months ended September 30, 2015.

	Nine months	Nine months		Percentage
	Ended	Ended	Increase/	Increase/
	September 30, 2016	September 30, 2015	(Decrease)	(Decrease)
	($)	($)	($)	(%)
Revenues	-	-	-	-

General and administrative expenses	558,120	511,558	46,562	9%
Professional fees	1,447,029	1,141,129	305,900	27%
Salaries and office administrative fees	1,692,129	1,252,105	440,024	35%
Research and development expenses	5,249,747	4,429,887	819,860	19%

Total Operating Expenses	(8,947,025)	(7,334,679)	1,612,346	22%

Other Income	25,891	486,556	(460,665)	(95%)

Provision for Income Taxes	-	4,604	4,604	(100%)

Net Loss	(8,921,134)	(6,843,519)	2,077,615	30%

Basic and Diluted Loss Per Common Share	(0.40)	(0.39)	0.01	4%

Weighted Average Basic and Diluted Common Shares Outstanding	22,075,538	17,504,026	4,571,512	26%

Revenues

The Company did not generate revenues from operations in either the nine months ended September 30, 2016 or the nine months ended September 30, 2015. The Company’s operations are still predominantly in the development stage.

Total Operating Expenses

For the nine months ended September 30, 2016, the Company’s total operating expenses increased by $1,612,346 or 22%, compared to the same period in 2015. Total expenses are comprised of general and administrative expenses, professional fees, salaries and administrative fees and research and development expenses described below.

General and Administrative Expenses

General and administrative expenses increased by $46,562, or 9%, in the nine month period ended September 30, 2016 compared to the prior year period. The increase was the result of the Company opening a UK office and incurring expenses of $48,058, as a result. Insurance costs have increased by $49,248, as a result of higher levels of insurance cover being taken up in 2016. The increases in these costs were partially offset on a comparative basis by the absence of the capital raising expenses incurred in the March 31, 2015 quarter for the up-listing to the NYSE MKT in an amount of approximately $94,400.

Professional Fees

Professional fees increased by $305,900, or 27%, in the nine month period ended September 30, 2016 compared to the prior year period. The increase was the result of higher marketing and branding fees of $158,927 as we move towards product commercialization and an increase of $311,211 in consultancy fees arising from the greater complexity of the Company and preparation for its move into product launch. These increases were partially offset by lower legal fees of $102,797 in 2016. The prior period incurred higher legal fees primarily as a result of the up-listing to the NYSE MKT.

Salaries and Office Administrative Fees

Salaries and office administrative fees increased by $440,024, or 35%, in the nine month period ended September 30, 2016 compared to the prior year period. The increase resulted from additional salaries of $270,454 due to higher headcount and salary increases. There was also a combined increase in the cost of stock option amortization and warrant re-measurement amortization of $108,334.

Research and Development Expenses

Research and development expenses increased by $819,860, or 19%, in the nine month period ended September 30, 2016 compared to the prior year period. The increase was the result of an increase in antibody and sample expenditures, required for testing, of $628,693. In addition, costs associated with the development of new antibody clones increased by $180,539 in 2016, compared to the prior period. Other increases in costs on a year-over-year basis include employment costs, due to an increase in employee headcount and capital lease interest costs, relating to the new Tecan machines purchased in 2015.

Other Income

Other income amounted to $25,891 for the nine months ended September 30, 2016. This related to grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay. Other income of $486,556 during the comparable period in 2015 consisted of $146,812 related to grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay, and $339,744 related to the re-measurement of a derivative liability associated with warrants issued in February 2014. The re-measurement of the warrant liability occurred when 25,000 of these warrants were exercised in February 2015 and when the remaining derivative liability expired later in the same month.

Net Loss

For the nine months ended September 30, 2016, our net loss was $8,921,134, an increase of $2,077,615 or 30%, in comparison to a net loss of $6,843,519 for the nine months ended September 30, 2015. The change was a result of the factors described above.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2015, that our disclosure controls and procedures continue to not be effective as of September 30, 2016, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report for the year ended December 31, 2015 on Form 10-K as filed with the SEC on March 11, 2016, and in our Quarterly Reports for the quarters ended March 31, 2016 and June 30, 2016 on Form 10-Q as filed with the SEC on May 13, 2016 and August 11, 2016, respectively.

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

As at September 30, 2016, we did not maintain sufficient internal controls over financial reporting for part of the cash process, including failure to segregate some of the accounting functions and our purchase order process not being fully implemented across all of the Company’s subsidiaries. We have developed, and are currently implementing, a remediation plan for such weaknesses, including the uniform adoption of our purchase order authorization process. The successful remediation of these weaknesses will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal controls over financial reporting.

As we continue to evaluate and work to enhance our internal controls over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify our remediation plan.

Except as disclosed above and the implementation of a purchase order process within Volition, there have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.

RISK FACTORS

Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in our Annual Report on Form 10-K, Item 1A, for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 11, 2016, as amended by those presented in our Quarterly Reports on Form 10-Q, Item 1A, for the quarters ended March 31, 2016 and June 30, 2016, as filed with the Securities and Exchange Commission on May 13, 2016 and August 11, 2016, respectively. We refer herein to the March 31, 2016 and June 30, 2016 10-Q’s collectively as the 2016 10-Qs.

The risk factors below amend, restate and replace in their entirety each of the same titled risk factors in our Form 10-K or 2016 10-Qs, as applicable.

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

Continuing concerns over United States healthcare reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment precipitated a global economic slowdown and recession. If the economic climate does not improve or continues to deteriorate, our business, including our access to the Research Use Only or clinical IVD markets for diagnostic tests, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the United Kingdom’s future relationship with the European Union Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the European Union countries and the United Kingdom and increased regulatory complexities. These changes may adversely affect our ability to market our future products in the United Kingdom which could have an adverse effect on our business, financial condition, and results of operations.

Share ownership by our officers and directors make it more difficult for third parties to acquire us or effectuate a change of control that might be viewed favorably by other stockholders.

As of November 10, 2016, our executive officers and directors owned, in the aggregate, approximately 21.8% of our outstanding shares. As a result, if the officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, the officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Underwriting Agreement, dated September 30, 2016, between the Company and National Securities Corporation, as representative of the several Underwriters named therein.	8-K	001-36833	1.1	09/30/2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

VOLITIONRX LIMITED

Dated: November 10, 2016	/s/ Cameron Reynolds
Cameron Reynolds
Duly Authorized Officer, President and Principal Executive Officer

Dated: November 10, 2016	/s/ David Kratochvil
David Kratochvil
Duly Authorized Officer, Chief Financial Officer and Principal Financial and Accounting Officer