Form 10-Q
period 2017-03-31
VOLITIONRX LTD
filed 2017-05-11
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). X .Yes      . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

		Emerging growth company	.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     .Yes  X . No

As of May 5, 2017, there were 26,360,341 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company,” “VolitionRx,” “Volition,” “we,” “us” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Ltd, Belgian Volition SPRL, Hypergenomics Pte Ltd., Volition America Inc. and Volition Diagnostics UK Limited. Additionally, unless otherwise specified, all references to “United States Dollars” or “$” refer to the legal currency of the United States of America.

Nucleosomics®, Nu.QTM and HyperGenomics® and their respective logos are trademarks and/or service marks of VolitionRx. All other trademarks, service marks and trade names referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	March 31, 2017 $	December 31, 2016 $
	(UNAUDITED)
ASSETS

Cash and cash equivalents	18,472,964	21,678,734
Prepaid expenses	344,269	165,927
Other current assets	169,083	166,887

Total Current Assets	18,986,316	22,011,548

Property and equipment, net	2,955,205	2,119,027
Intangible assets, net	588,801	602,193

Total Assets	22,530,322	24,732,768

LIABILITIES

Accounts payable	620,669	281,179
Accrued liabilities	1,283,641	1,439,275
Management and directors’ fees payable	90,220	81,057
Current portion of long-term debt	66,503	30,655
Current portion of capital lease liabilities	121,666	119,016
Deferred grant income	46,229	45,510
Current portion of grant repayable	37,386	36,804

Total Current Liabilities	2,266,314	2,033,496

Long-term debt	691,891	432,027
Capital lease liabilities	873,159	889,810
Grant repayable	205,520	202,325

Total Liabilities	4,036,884	3,557,658

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value Issued and outstanding: 26,145,549 shares and 26,126,049 shares, respectively	26,146	26,126
Additional paid-in capital	62,924,738	62,287,252
Accumulated other comprehensive loss	(161,792)	(193,297)
Accumulated deficit	(44,295,654)	(40,944,971)

Total Stockholders’ Equity	18,493,438	21,175,110

Total Liabilities and Stockholders’ Equity	22,530,322	24,732,768

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	For the three months ended March 31, 2017 $	For the three months ended March 31, 2016 $

Revenue	–	–

Operating Expenses

General and administrative	244,187	228,195
Sales and marketing	148,593	31,880
Professional fees	322,593	447,308
Salaries and office administrative fees	793,758	322,425
Research and development	1,841,552	1,462,820

Total Operating Expenses	3,350,683	2,492,628

Operating Loss	(3,350,683)	(2,492,628)

Provision for Income Taxes	–	–

Net Loss	(3,350,683)	(2,492,628)

Other Comprehensive Income
Foreign currency translation adjustments	31,505	18,380
Total Other Comprehensive Income	31,505	18,380
Net Comprehensive Loss	(3,319,178)	(2,474,248)
Net Loss per Share – Basic and Diluted	(0.13)	(0.13)
Weighted Average Shares Outstanding
– Basic and Diluted	26,128,934	19,289,484

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
	$	$

Operating Activities

Net loss	(3,350,683)	(2,492,628)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	93,277	72,243
Loss on disposal of property & equipment	1,929	–
Stock based compensation	584,261	152,657
Warrants issued for services	9,945	(71,647)

Changes in operating assets and liabilities:
Prepaid expenses	(178,011)	(102,934)
Other current assets	3,151	(5,376)
Accounts payable and accrued liabilities	166,243	286,250

Net Cash Used In Operating Activities	(2,669,888)	(2,161,435)

Investing Activities

Purchases of property and equipment	(874,891)	–

Net Cash Used in Investing Activities	(874,891)	–

Financing Activities

Net proceeds from issuance of common shares	43,300	13,257,030
Proceeds from debt payable	287,648	-
Payments on capital lease obligations	(29,858)	(20,370)

Net Cash Provided By Financing Activities	301,090	13,236,660

Effect of foreign exchange on cash	37,919	16,231

Net Change in Cash	(3,205,770)	11,091,456

Cash and cash equivalents – Beginning of Period	21,678,734	5,916,006

Cash and cash equivalents – End of Period	18,472,964	17,007,462

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(Expressed in United States Dollars)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
	$	$

Supplemental Disclosures of Cash Flow Information :

Interest paid	12,205	2,364
Income tax paid	-	–

Non Cash Financing Activities:

Capital lease obligation for equipment purchases	994,825	375,932

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Condensed Financial Statements

The accompanying unaudited financial statements have been prepared by VolitionRx without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 10, 2017. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $44,295,654, has negative cash flows from operations, and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by, (a) securing additional grant funds, (b) obtaining additional financing through debt or equity financing and (c) developing and commercializing its products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in United States Dollars. The Company’s fiscal year end is December 31.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended March 31, 2017 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL (“Belgian Volition”), Hypergenomics Pte. Limited, Volition America, Inc., which was formed on February 3, 2017 and Volition Diagnostics UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had $18,472,964 and $21,678,734, respectively, in cash and cash equivalents. At March 31, 2017 and December 31, 2016, the Company had approximately $16,435,021 and $17,154,377, respectively, in its domestic accounts in excess of Federal Deposit Insurance Corporation insured limits. At March 31, 2017 and December 31, 2016, the Company had approximately $585,969 and $2,401,894, respectively, in its foreign accounts in excess of the Belgian Deposit Guarantee insured limits. At March 31, 2017 and December 31, 2016, the Company had approximately $931,385 and $1,719,937, respectively, in its foreign accounts in excess of the Singapore Deposit Insurance Scheme. At March 31, 2017 and December 31, 2016, the Company had approximately $46,660 and $nil, respectively, in its foreign accounts in excess of the UK Deposit Protection Scheme.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2017, 1,386,887 dilutive warrants and options and 381,068 potentially dilutive warrants and options were excluded from the diluted EPS calculation as their effect is anti-dilutive.

Foreign Currency Translation

The Company’s functional currencies are the Euro, the United States Dollar and British Pounds Sterling and its reporting currency is the United States Dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in other comprehensive loss.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements. However, the following pronouncement has been adopted by the Company:

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

In March 2016, the FASB Issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The amendments in this update simplify aspects of accounting for share-based payment transactions. An entity can now make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.

Property and Equipment

Property and equipment is stated at cost and is amortized on a straight-line basis, at the following rates:

Computer hardware and software	3 years
Laboratory equipment	5 years
Equipment held under capital lease	5 years
Office furniture and equipment	5 years
Buildings	30 years
Building improvements	15 years
Land	Not amortized

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of March 31, 2017 and December 31, 2016:

			March 31,
			2017
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	155,992	69,746	86,246
Laboratory equipment	678,468	175,708	502,760
Equipment held under capital lease	587,973	215,590	372,383
Office furniture and equipment	104,103	9,952	94,151
Buildings	1,400,691	3,886	1,396,805
Building improvements	419,701	2,294	417,407
Land	85,453	-	85,453

	3,432,381	477,176	2,955,205

			December 31,
			2016
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	157,002	68,229	88,773
Laboratory equipment	313,655	151,541	162,114
Equipment held under capital lease	578,830	183,296	395,534
Office furniture and equipment	32,932	23,361	9,571
Buildings	1,378,911	-	1,378,911
Building improvements	-	-	-
Land	84,124	-	84,124

	2,545,454	426,427	2,119,027

During the three month period ended March 31, 2017 and the three month period ended March 31, 2016, the Company recognized $72,357 and $50,691 respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of intellectual property and patents, mainly acquired in the acquisition of Belgian Volition (formerly ValiBio SA). The patents and intellectual property are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

			March 31,
			2017
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,099,667	510,866	588,801

	1,099,667	510,866	588,801
			December 31,
			2016
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,085,133	482,940	602,193

	1,085,133	482,940	602,193

During the three month period ended March 31, 2017, and the three month period ended March 31, 2016, the Company recognized $20,920 and $21,552, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2017 - remaining	$62,948
2018	$83,868
2019	$83,868
2020	$83,868
2021	$83,868

The Company reviews its long lived assets on an annual basis, to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2016. The result of this review confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2016.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Related Party Transactions

The Company has agreements with related parties for consultancy services, stock options and warrants. See Notes 8 (a), 8(b), 9(b) and 10, for further details concerning these agreements.

Note 7 - Common Stock

Issuances Upon Warrant Exercises

On January 26, 2017, 2,000 warrants were exercised at a price of $2.40 per share, for net cash proceeds to the Company of $4,800. As a result, a total of 2,000 shares of common stock were issued.

From March 13, 2017 through March 29, 2017, 17,500 warrants were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $38,500. As a result, a total of 17,500 shares of common stock were issued.

Note 8 – Warrants and Options

a)

Warrants

See Note 7.

The following table summarizes the changes in warrants outstanding of the Company during the three month period ended March 31, 2017:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	2,162,638	2.40
Granted	-	-
Exercised	(19,500)	(2.22)
Expired	-	-
Outstanding at March 31, 2017	2,143,138	2.40

Exercisable at March 31, 2017	1,993,138	2.39

On February 14, 2017, the Company modified the performance criteria for a vesting milestone on an employee warrant agreement, as a result the Company re-measured warrants held by an employee, to purchase 25,000 shares of common stock at an exercise price of $2.47 per share. These warrants vest on achievement of certain business objectives and expire 3 years from the date of vesting. The Company has calculated the estimated fair market value of these warrants using the Black-Scholes Option Pricing model and the following assumptions: term: 0.5 years, stock price: $4.52, exercise price: $2.47, 55.65% volatility, 0.66% risk free rate.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

Below is a table summarizing the warrants issued and outstanding as of March 31, 2017, which have a weighted average exercise price of $2.40 per share and an aggregate weighted average remaining contractual life of 1.67 years.

Date Issued	Number Outstanding	Number Exercisable	Exercise Price ($)	Contractual Life (Years)	Weighted Average Remaining Contractual Life Years)	Expiration Date	Proceeds to Company if Exercised ($)
05/11/12	341,458	341,458	2.60	5.0	0.02	05/10/17	887,791
03/20/13	150,000	-	2.47	4.0 to 6.0	0.28	06/30/20 to 12/31/21	370,500
06/10/13	29,750	29,750	2.00	5.0	0.02	06/10/18	59,500
08/07/13	45,000	45,000	2.40	4.0	0.01	08/07/17	108,000
11/25/13	456,063	456,063	2.40	5.0	0.34	11/25/18	1,094,551
12/31/13	64,392	64,392	2.40	5.0	0.05	12/31/18	154,541
02/26/14	963,475	963,475	2.20	5.0	0.86	02/26/19	2,119,645
09/05/14	10,000	10,000	2.40	3.0	0.00	09/05/17	24,000
09/26/14	24,000	24,000	3.00	3.0	0.01	09/26/17	72,000
11/17/14	19,000	19,000	3.75	3.0	0.01	11/17/17	71,250
11/14/16	40,000	40,000	4.53	4.0	0.07	11/14/20	181,200
	2,143,138	1,993,138			1.67		5,142,978

Total remaining unrecognized compensation cost related to non-vested warrants is approximately $67,427 and is expected to be recognized over a period of 2.0 years.

b)

Options

The following table summarizes the changes in options outstanding of the Company during the three month period ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	2,384,300	3.75
Granted	761,000	4.99
Exercised	-	-
Expired	(5,000)	5.31
Outstanding at March 31, 2017	3,140,300	4.05

Exercisable at March 31, 2017	1,560,133	3.60

On January 1, 2017, the Company granted stock options to purchase 50,000 shares of common stock. These options vest on January 1, 2018 and expire 5 years after the vesting date, with an exercise price of $4.80 per share. The Company has calculated the estimated fair market value of these options at $157,890, using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $4.57, exercise price $4.80, 80.70% volatility, 2.26% risk free rate.

On February 13, 2017, the Company granted stock options to purchase 25,000 shares of common stock. These options vest on February 13, 2018 and expire 5 years after the vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $76,773, using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $4.52, exercise price $5.00, 80.17% volatility, 2.24% risk free rate.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

On March 1, 2017, stock options to purchase 5,000 shares of common stock expired unexercised.

On March 30, 2017, the Company granted stock options to purchase 686,000 shares of common stock. These options vest on March 30, 2018 and expire five years after their vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $1,898,322, using the Black-Scholes Option Pricing model and the following assumptions: term of 6 years, stock price $4.18, exercise price $5.00, 79.41% volatility, 2.25% risk free rate.

Below is a table summarizing the options issued and outstanding as of March 31, 2017, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have a weighted average exercise price of $4.05 per share and an aggregate weighted average remaining contractual life of 3.82 years.

Date Issued	Number Outstanding	Number Exercisable	Exercise Price ($)	Contractual Life (Years)	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Proceeds to Company if Exercised ($)
11/25/11	404,000	404,000	4.00-5.00	5.5-7.0	0.12	05/25/17-11/25/18	1,818,000
09/01/12	15,000	15,000	5.31-6.31	5.0-6.0	0.01	09/01/17-09/01/18	89,650
03/20/13	37,000	37,000	2.35-4.35	4.5-7.0	0.02	09/20/17-03/20/20	123,950
09/02/13	16,300	16,300	2.35-4.35	4.5-7.0	0.01	03/02/18-09/02/20	54,605
05/16/14	25,000	20,833	3.00-5.00	3.5-6.0	0.01	11/16/17-05/16/20	100,000
08/18/14	645,000	645,000	2.50 and 3.00	4.5 and 5.5	0.50	02/18/19-02/18/20	1,773,750
05/18/15	20,000	20,000	3.80	4.5	0.02	11/18/19	76,000
07/23/15	317,000	317,000	4.00	4.5	0.28	01/23/20	1,268,000
08/17/15	75,000	75,000	3.75	5.0	0.08	08/17/20	281,250
04/15/16	775,000	-	4.00	6.0	1.24	04/15/22	3,100,000
06/23/16	15,000	-	4.00	6.0	0.02	06/23/22	60,000
09/13/16	25,000	-	4.65	6.0	0.04	09/13/22	116,250
11/11/16	10,000	10,000	5.00	6.0	0.02	11/11/22	50,000
01/01/17	50,000	-	4.80	6.0	0.09	01/01/23	240,000
02/13/17	25,000	-	5.00	6.0	0.05	02/13/23	125,000
03/30/17	686,000	-	5.00	6.0	1.31	03/30/23	3,430,000
	3,140,300	1,560,133			3.82		12,706,455

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $2,208,363 and is expected to be recognized over a period of 1.0 years.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,119,453 (€1,048,020) to help the research endeavors of the Company in the area of colorectal cancer. The Company had received the entirety of these funds in respect of approved expenditures as of June 30, 2014. Under the terms of the agreement, the Company is due to repay $335,836 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $783,617 (€733,614) to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $335,836 (€314,406) and the 6% royalty on revenue, is twice the amount of funding received. As at March 31, 2017, $242,906 (€227,406) was outstanding to be repaid to the Walloon Region under this agreement.

b) Consulting Agreement

On May 11, 2016, Singapore Volition, upon the review and approval by the Company’s Compensation Committee, entered into a consultancy agreement with PB Commodities Pte Ltd (“PB Commodities”), for the services of Cameron Reynolds (the “2016 Reynolds Consulting Agreement”). Under the terms of the 2016 Reynolds Consulting Agreement, PB Commodities shall receive $25,925 per month for the services provided to Singapore Volition by Mr. Reynolds on its behalf. The 2016 Reynolds Consulting Agreement replaced and terminated the existing consultancy agreement for the provision of office space, office support staff, and consultancy services between Singapore Volition and PB Commodities dated August 6, 2010, as amended. The 2016 Reynolds Consulting Agreement was terminated on March 31, 2017 in connection with Mr. Reynolds entering into an Employment Agreement with Volition Diagnostics UK Limited, a wholly-owned subsidiary of the Company (“Volition Diagnostics”), effective April 1, 2017.

c) Lease Obligations Payable

The Company leases three Tecan machines (automated liquid handling robots) under a lease classified as a capital lease. The total cost of this leased laboratory equipment is $587,973 (€550,454). The leased equipment is amortized on a straight line basis over five years. Total amortization charged to the income statement, related to the leased equipment is $29,322 (€27,523) for the three months ended March 31, 2017 and $31,252 (€27,522) for the three months ended March 31, 2016.

On October 4, 2016, and effective on October 25, 2016, Belgian Volition entered into a Real Estate Capital Lease Agreement (the “Capital Lease Agreement”) with ING Asset Finance Belgium S.A. (“ING”). The Capital Lease Agreement became a contractual obligation of Belgian Volition upon the execution of the Deed of Sale to acquire the Company’s new research and development facility described below. Pursuant to the Capital Lease Agreement, ING paid $1.2 million (€1.12 million) in return for Belgian Volition granting to ING a right of emphyteusis (a form of leasehold) on the property located in the Belgian Créalys zoning at 5032 Isnes-Spy, Rue Phocas Lejeune 22, Gembloux cadastre, 8th division, Section B, n 55 (the “Property”) for a period of 27 years, extendable to the authorized maximum legal term of 99 years. In addition, the Capital Lease Agreement provides that ING shall grant Belgian Volition a 15-year lease over the Property with an option for Belgian Volition to purchase the Property outright upon payment of $35,890 (€33,600) at the end of the lease. The Capital Lease Agreement provides that Belgian Volition shall make the first lease payment of $469,990 (€440,000) following the execution of the Capital Lease Agreement, and then quarterly lease payments of approximately $14,364 (€13,447), based on a fixed rate of 2.62% for the term of the lease. On October 25, 2016, Belgian Volition acquired the Property by entering into a Deed of Sale to the Sale Agreement with Gerard Dekoninck S.A. The purchase price for the Property consisted of $1.3 million (€1.2 million), exclusive of any closing costs (the “Purchase Price”). The Purchase Price was funded by Belgian Volition with cash on hand and the monies received under the Capital Lease Agreement. Occupation of the Property occurred in March 2017.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of March 31, 2017.

2017	$109,065
2018	$145,417
2019	$145,418
2020	$99,984
2021	$57,453
Thereafter	$596,055

Total minimum lease payments	$1,153,392
Less: Amount representing interest	$(158,567)
Present value of minimum lease payments	$994,825

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 60 months. The annual non-cancelable operating lease payments on these leases are as follows:

2017	$167,394
2018	$164,757
Thereafter	$66,982
Total	$399,133

d) Bonn University Agreement

On July 11, 2012, the Company entered into a collaborative research agreement with Bonn University, Germany, relating to a program of samples testing. The agreement was for a period of two years from June 1, 2012 to May 31, 2014. The total payments made by the Company in accordance with the agreement were $416,582 (€390,000). On April 16, 2014, the Company entered into a two-year extension of this agreement through May 31, 2016. The total payments made by the Company in accordance with the extension of the agreement were $416,582 (€390,000). On May 25, 2016, the Company entered into a further extension to the agreement through May 31, 2017. The total payments to be made by the Company in accordance with the extension of the agreement are $224,314 (€210,000).

e) Hvidovre Hospital, Denmark Agreement

On November 2, 2016, the Company entered into a clinical research agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with CRC and other diseases. The first phase of the agreement will expire on September 30, 2018 and the Company may participate in additional phases upon its election (and payment of required amounts). Total payments (inclusive of local taxes) to be made by the Company under the agreement for the first phase are $2,016,645 (DKR 15,000,000).

f) Long Term Debt: Preface S.A. Loan Agreement

On September 16, 2016, Belgian Volition SPRL (“Belgian Volition”) entered into an unsecured loan agreement with Namur Invest or Preface S.A. for the amount of $469,990 (€440,000) (the “Loan Agreement”). The proceeds from the Loan Agreement were received by Belgian Volition on October 20, 2016. The Loan Agreement provides for an approximate 7-year term, a fixed interest rate at 4.85%, and interest only payments between the receipt of proceeds and June 30, 2017. See Note 9 (c) for the use of the proceeds from the Loan Agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

g) Long Term Debt: ING Loan Agreement

On October 25, 2016, Belgian Volition entered into a second secured loan agreement with ING for an amount up to $288,403 (€270,000) (the “Supplemental Loan”). The Supplemental Loan provides for a 15-year term commencing on March 31, 2017, a fixed interest rate at 2.96%, and quarterly repayments of $5,914 (€5,536), commencing on April 28, 2017. The maximum amount of the loan facility had been drawn down by Belgian Volition by the loan commencement date of March 31, 2017 and interest only payments were made from the initial draw down of the loan until March 31, 2017.

h) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 10 – Subsequent Events

On April 3, 2017, 10,000 warrants were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $22,000. As a result, a total of 10,000 shares of common stock were issued.

From April 3, 2017 through May 5, 2017, 204,792 warrants were exercised at a price of $2.60 per share, for net cash proceeds to the Company of $532,459. As a result, a total of 204,792 shares of common stock were issued. Of this issuance, 154,641 shares of common stock were issued to related parties for net cash proceeds to the Company of $402,067.

On April 10, 2017, the Company granted stock options to purchase 100,000 shares of common stock. These options vest on April 10, 2018 and expire 5 years after the vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $258,077, using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $3.96, exercise price $5.00, 79.33% volatility, 2.18% risk free rate.

Effective April 10, 2017, the Company appointed David Vanston as its Chief Financial Officer and Treasurer. Mr. Vanston entered into an employment agreement on April 10, 2017 with Volition Diagnostics. Volition Diagnostics will, make available the services of Mr. Vanston, as Chief Financial Officer and Treasurer, to the Company and its other subsidiaries, pursuant to services agreements entered into by and between Volition Diagnostics and the Company and/or its subsidiaries. Mr. Vanston’s employment agreement shall continue until terminated by either party providing not less than three months’ prior notice. In exchange for his services, Mr. Vanston shall receive, among other things (i) £12,500 GBP per month (approximately $15,600) from Volition Diagnostics; and (ii) a lump sum severance payment if terminated by Volition Diagnostics without cause (as per the agreement) equal to the salary that he would have received between the date of termination and the completion of a three-month notice period.

On May 2, 2017, Belgian Volition entered into an unsecured loan agreement with Namur Invest or Preface S.A. for the amount of $373,856 (€350,000) (the “May 2017 Loan Agreement”). The May 2017 Loan Agreement provides for an approximate 3.5 year repayment term, a fixed interest rate at 4.00% and interest only payments between the receipt of proceeds and December 31, 2017. Thereafter, monthly repayments of $9,554 (€8,944) will be made.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 or the Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results, statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

You should read this Report in its entirety, together with our Annual Report on Form 10-K filed with the SEC on March 10, 2017, or Annual Report, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

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

We intend to commercialize our products in the future through various channels within the European Union, the United States and throughout the rest of the world, beginning with Asia. Our first product – the Nu.QTM Colorectal Cancer Screening Triage Test, which we refer to as our Triage Test, achieved the CE Mark in December 2016, allowing us to start commercialization in the European Union.

We are also taking our first regulatory steps in Asia as we prepare the submission of our Triage Test to the Singapore and Taiwan regulatory authorities. Regulatory approval in Singapore and Taiwan would not only make our product saleable in these countries but also potentially in nine other South East Asian markets.

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

As our Triage Test achieved the CE Mark in December 2016, we now plan to conduct pathway design studies (where appropriate) as we roll out to the European Union and other markets. Our first pathway design study has been granted approval to proceed in Denmark. We do not anticipate significant revenues in 2017.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash and cash equivalents of $18,472,964, prepayments of $344,269, other current assets of $169,083 and current liabilities of $2,266,314. This represents a working capital surplus of $16,720,002.

The Company used $2,669,888 in net cash for operating activities for the three months ended March 31, 2017, compared to $2,161,435 for the three months ended March 31, 2016. The increase in cash used year-over-year is primarily a result of increased expenditures on research and development activities, as the increase in salaries and office administrative fees is mainly a result of non - cash adjusting, stock and warrant amortization. See “— Results of Operations” for more detail.

The Company used $874,891 in net cash for investing activities for the three months ended March 31, 2017, compared to nil for the three months ended March 31, 2016. This increase in cash used year-over-year is primarily a result of the purchase of equipment and building improvements for the new research and development facility in Belgium.

Net cash provided by financing activities amounted to $301,090 for the three months ended March 31, 2017, compared to $13,236,660 for the three months ended March 31, 2016. The Company received the proceeds of an ING bank loan of $287,648 in the three months ended March 31, 2017 and the Company raised approximately $13.1 million in net cash proceeds in March 2016 through the sale and issuance of approximately 4.3 million shares of common stock in a public offering. In addition, $43,300 was raised in net cash proceeds from the exercise of warrants in the three months ended March 31, 2017, compared to $150,000 for the three months ended March 31, 2016.

We intend to use our cash reserves to predominantly fund further research and development activities. We do not currently have any substantial source of revenues and expect to rely on additional future financing, through the sale of additional equity securities, but there is no assurance that we will be successful in raising further funds.

In the event that additional financing is delayed, we will prioritize the maintenance of our research and development personnel and facilities, primarily in Belgium, and the maintenance of our patent rights. However the completion of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market would be delayed. In the event of an ongoing lack of financing, it may be necessary to discontinue operations, which will adversely affect the value of our common stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2016 that they have substantial doubt that we will be able to continue as a going concern without further financing.

Results of Operations

Three Months Ended March 31, 2017 and March 31, 2016

The following table sets forth the Company’s results of operations for the three months ended on March 31, 2017 and the comparative period for the three months ended March 31, 2016.

	Three months	Three months		Percentage
	Ended	Ended	Increase/	Increase/
	March 31, 2017	March 31, 2016	(Decrease)	(Decrease)
	($)	($)	($)	(%)
Revenues	-	-	-	-

General and administrative expenses	244,187	228,195	15,992	7%
Sales and marketing	148,593	31,880	116,713	366%
Professional fees	322,593	447,308	(124,715)	(28%)
Salaries and office administrative fees	793,758	322,425	471,333	146%
Research and development expenses	1,841,552	1,462,820	378,732	26%

Total Operating Expenses	(3,350,683)	(2,492,628)	858,055	34%

Provision for Income Taxes	-	-	-	-

Net Loss	(3,350,683)	(2,492,628)	858,055	34%

Basic and Diluted Loss Per Common Share	(0.13)	(0.13)	-	-

Weighted Average Basic and Diluted Common Shares Outstanding	26,128,934	19,289,484	6,839,450	35%

Revenues

Our operations are still predominantly in the development stage.

Total Operating Expenses

For the three months ended March 31, 2017, the Company’s total operating expenses increased by $858,055, or 34%, compared to the same period in 2016. Total expenses are comprised of general and administrative expenses, professional fees, sales and marketing, salaries and office administrative fees, and research and development expenses described below.

General and Administrative Expenses

General and administrative expenses increased by $15,992, or 7%, in the three month period ended March 31, 2017 compared to the prior year period. The increase was primarily due to additional costs from operating the new UK office, incurring costs of $38,937 in the period ended March 31, 2017, and an increased level of insurance coverage, incurring costs of $18,053 which were not incurred in the prior year period. These increases were offset against lower traveling and subsistence costs of $36,676.

Sales and Marketing Expenses

Sales and marketing expenses increased by $116,713, or 366%, in the three month period ended March 31, 2017 compared to the prior year period. The increase was primarily a result of the recruitment of additional sales and marketing personnel, incurring new costs of $51,576 in 2017. In addition, branding and marketing events, incurring costs of $62,480 in 2017 did not occur in the prior year period.

Professional Fees

Professional fees decreased by $124,715, or 28%, in the three month period ended March 31, 2017 compared to the prior year period. The decrease was mainly the result of decreased legal and listing fees due to the capital raise in the same period of 2016.

Salaries and Office Administrative Fees

Salaries and office administrative fees increased by $471,333, or 146%, in the three month period ended March 31, 2017 compared to the prior year period. The increase was primarily the result of increased stock option and warrant amortization costs of $375,803, with increased employee headcount and staff salaries also contributing to the total change.

Research and Development Expenses

Research and development expenses increased by $378,732, or 26%, in the three month period ended March 31, 2017 compared to the prior year period. The increase was predominantly the result of increased costs of antibody usage and samples under license of $301,818, equipment maintenance costs of $34,132 and increased costs for employee remuneration and training of $51,118.

Net Loss

For the three months ended March 31, 2017, our net loss was $3,350,683, an increase of $858,055, or 34%, in comparison to a net loss of $2,492,628 for the three months ended March 31, 2016. The change was a result of the factors described above.

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

Our management carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded, as they previously concluded as of December 31, 2016, that our disclosure controls and procedures continue to not be effective as of March 31, 2017, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

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

As of March 31, 2017, we did not maintain sufficient internal controls over financial reporting:

•

due to a lack of adequate segregation of duties in some areas of Finance; and

•

due to a lack of sufficient oversight in the areas of IT and Human Resources, where certain processes may affect the internal controls over financial reporting.

We have developed, and are currently implementing, a remediation plan for such weaknesses. Specifically, significant progress has been made on the introduction of new policies and processes within IT and Human Resources.

As we continue to evaluate and work to enhance our internal controls over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify our remediation plan.

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2017, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 10, 2017.

The risk factor below amends, restates and replaces in its entirety the same titled risk factor in our Form 10-K.

Our failure to obtain necessary regulatory clearances or approvals on a timely basis would significantly impair our ability to distribute and market our future products on the clinical IVD market.

We are subject to regulation by the FDA in the United States, the Conformité Européenne in Europe and other regulatory bodies in other countries where we intend to sell our future products. Before we are able to place our intended products in the clinical IVD markets in the United States and Europe, we will be required to obtain clearance or approval of our future products from the FDA and receive a CE Mark, respectively. The European Union has recently adopted regulations that may impose additional requirements to obtain a CE Mark, which could result in delays and further expense, in terms of staff costs to us as compared to the current CE Mark process. The new regulations will require each product submission to be thoroughly audited by Notified Bodies, instead of the current self-certification process. The Regulation on Medical Devices (MDR) will be fully applicable in 2020 and the Regulation on In vitro Diagnostic Medical Devices (IVDR) will be fully applicable in 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2017,  the Company issued the shares described below in private placements pursuant to  Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

On or about January 26, 2017, 2,000 warrants were exercised at a price of $2.40 per share, for net cash proceeds to the Company of $4,800. As a result, a total of 2,000 shares of common stock were issued to one U.S. accredited investor.

On or about March 13, 2017, 5,000 warrants were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $11,000.  As a result, a total of 5,000 shares of common stock were issued to one U.S. accredited investor.  The shares were registered for resale on Form S-3 (Registration No. 333-195213).

On or about March 29, 2017, 12,500 warrants were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $27,500.  As a result, a total of 12,500 shares of common stock were issued to one U.S. accredited investor.  The shares were registered for resale on Form S-3 (Registration No. 333-195213).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Employment Agreement by and between Volition Diagnostics UK Limited and David Vanston, dated April 10, 2017.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

#

Indicates a management contract or compensatory plan or arrangement.

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

VOLITIONRX LIMITED

Dated: May 10, 2017	By:/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: May 10, 2017	By:/s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)