Form 10-Q
period 2017-06-30
VOLITIONRX LTD
filed 2017-08-10
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

As of August 9, 2017, there were 26,518,700 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company,” “VolitionRx,” “Volition,” “we,” “us” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Ltd, Belgian Volition SPRL, Hypergenomics Pte Ltd., Volition America, Inc. and Volition Diagnostics UK Limited. Additionally, unless otherwise specified, all references to “United States Dollars” or “$” refer to the legal currency of the United States of America.

Nucleosomics®, Nu.QTM and HyperGenomics® and their respective logos are trademarks and/or service marks of VolitionRx. All other trademarks, service marks and trade names referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30, 2017 $	December 31, 2016 $
	(UNAUDITED)
ASSETS

Cash and cash equivalents	16,505,210	21,678,734
Prepaid expenses	299,290	165,927
Other current assets	146,982	166,887
Total Current Assets	16,951,482	22,011,548
Property and equipment, net	3,418,703	2,119,027
Intangible assets, net	599,139	602,193
Total Assets	20,969,324	24,732,768

LIABILITIES

Accounts payable	369,754	281,179
Accrued liabilities	1,434,065	1,439,275
Management and directors’ fees payable	79,163	81,057
Current portion of long-term debt	138,037	30,655
Current portion of capital lease liabilities	130,936	119,016
Deferred grant income	49,436	45,510
Current portion of grant repayable	39,979	36,804
Total Current Liabilities	2,241,370	2,033,496

Long-term debt	1,064,515	432,027
Capital lease liabilities	900,693	889,810
Grant repayable	179,800	202,325

Total Liabilities	4,386,378	3,557,658

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 26,468,700 shares and 26,126,049 shares, respectively	26,469	26,126
Additional paid-in capital	64,415,602	62,287,252
Accumulated other comprehensive loss	(100,483)	(193,297)
Accumulated deficit	(47,758,642)	(40,944,971)

Total Stockholders’ Equity	16,582,946	21,175,110

Total Liabilities and Stockholders’ Equity	20,969,324	24,732,768

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	For the three months ended June 30, 2017 $	For the three months ended June 30, 2016 $	For the six months ended June 30, 2017 $	For the six months ended June 30, 2016 $

Revenue	–	–	–	–

Expenses
General and administrative	258,657	166,056	502,843	394,251
Sales and marketing	152,642	128,722	301,235	160,602
Professional fees	339,872	424,631	662,465	871,939
Salaries and office administrative fees	983,350	506,691	1,777,109	829,117
Research and development	1,728,467	1,749,157	3,570,019	3,211,976

Total Operating Expenses	3,462,988	2,975,257	6,813,671	5,467,885

Net Operating Loss	(3,462,988)	(2,975,257)	(6,813,671)	(5,467,885)

Other Income
Grants received	–	25,891	–	25,891

Total Other Income	–	25,891	–	25,891

Income tax expense	–	–	–	–

Net Loss	(3,462,988)	(2,949,366)	(6,813,671)	(5,441,994)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	61,309	(67,425)	92,814	(49,045)

Total Other Comprehensive Income/(Loss)	61,309	(67,425)	92,814	(49,045)

Net Comprehensive Loss	(3,401,679)	(3,016,791)	(6,720,857)	(5,491,039)

Net Loss per Share – Basic and Diluted	(0.13)	(0.13)	(0.26)	(0.25)

Weighted Average Shares Outstanding – Basic and Diluted	26,383,228	23,412,262	26,137,241	21,346,835

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
	$	$

Operating Activities:
Net loss	(6,813,671)	(5,441,994)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	225,740	151,780
Loss on disposal of property and equipment	1,929	–
Stock based compensation	1,220,798	579,506
Warrants issued for services	28,482	(112,615)
Non-operating income – grants received	–	(25,891)
Changes in operating assets and liabilities:
Prepaid expenses	(131,526)	(57,362)
Other current assets	31,560	(68,253)
Accounts payable and accrued liabilities	(46,685)	416,362

Net Cash Used In Operating Activities	(5,483,373)	(4,558,467)

Investing Activities:
Purchases of property and equipment	(1,234,892)	(68,382)

Net Cash Used in Investing Activities	(1,234,892)	(68,382)

Financing Activities:
Net proceeds from issuance of common shares	879,412	13,313,795
Proceeds from debt payable	664,573	–
Grants received	–	25,891
Grants repaid	(38,487)	(36,135)
Payments on capital lease obligations	(60,874)	(41,358)

Net Cash Provided By Financing Activities	1,444,624	13,262,193

Effect of foreign exchange on cash	100,117	(51,056)

(Decrease)/Increase in Cash	(5,173,524)	8,584,288

Cash and cash equivalents – Beginning of Period	21,678,734	5,916,006

Cash and cash equivalents – End of Period	16,505,210	14,500,294

Supplemental Disclosures of Cash Flow Information:

Interest paid	32,639	6,897
Income tax paid	–	–

Non Cash Investing and Financing Activities:

Common stock issued on cashless exercises of stock options	–	21

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by VolitionRx without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 10, 2017. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $47,758,642, has negative cash flows from operations, and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended June 30, 2017 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL (“Belgian Volition”), Hypergenomics Pte. Limited, Volition America, Inc., which was formed on February 3, 2017 (“Volition America”), and Volition Diagnostics UK Limited (“Volition Diagnostics”). All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had $16,505,210 and $21,678,734, respectively, in cash and cash equivalents. At June 30, 2017 and December 31, 2016, the Company had approximately $14,599,241 and $17,154,377, respectively, in its domestic accounts in excess of Federal Deposit Insurance Corporation insured limits. At June 30, 2017 and December 31, 2016, the Company had approximately $1,079,122 and $2,401,894, respectively, in its foreign accounts in excess of the Belgian Deposit Guarantee insured limits. At June 30, 2017 and December 31, 2016, the Company had approximately $256,233 and $1,719,937, respectively, in its foreign accounts in excess of the Singapore Deposit Insurance Scheme. At June 30, 2017 and December 31, 2016, the Company had approximately $84,777 and $nil, respectively, in its foreign accounts in excess of the UK Deposit Protection Scheme.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2017, 1,048,192 dilutive warrants and options and 779,901 potentially dilutive warrants and options were excluded from the diluted EPS calculation as their effect is anti-dilutive.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost and is amortized on a straight-line basis, at the following rates:

Computer hardware and software	3 years
Laboratory equipment	5 years
Equipment held under capital lease	5 years
Office furniture and equipment	5 years
Buildings	30 years
Building improvements	5 to 15 years
Land	Not amortized

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of June 30, 2017 and December 31, 2016:

			June 30,
			2017
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	194,432	88,384	106,048
Laboratory equipment	769,802	223,818	545,984
Equipment held under capital lease	652,815	263,936	388,879
Office furniture and equipment	176,859	17,708	159,151
Buildings	1,497,873	16,626	1,481,247
Building improvements	661,059	15,047	646,012
Land	91,382	-	91,382

	4,044,222	625,519	3,418,703

			December 31,
			2016
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	157,002	68,229	88,773
Laboratory equipment	313,655	151,541	162,114
Equipment held under capital lease	578,830	183,296	395,534
Office furniture and equipment	32,932	23,361	9,571
Buildings	1,378,911	-	1,378,911
Building improvements	-	-	-
Land	84,124	-	84,124

	2,545,454	426,427	2,119,027

During the six month period ended June 30, 2017 and the six month period ended June 30, 2016, the Company recognized $183,323 and $108,235 respectively, in depreciation expense.

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

			June 30,
			2017
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,164,515	565,376	599,139

	1,164,515	565,376	599,139
			December 31,
			2016
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,085,133	482,940	602,193

	1,085,133	482,940	602,193

During the six month period ended June 30, 2017, and the six month period ended June 30, 2016, the Company recognized $42,417 and $43,545, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2017 - remaining	$44,428
2018	$88,856
2019	$88,856
2020	$88,856
2021	$88,856

The Company reviews its long lived assets on an annual basis, to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2016. The result of this review confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2016.

Note 6 - Related Party Transactions

The Company has agreements with related parties for consultancy services, stock options and warrants. See Notes 8 (a), 8(b) and 9(b), for further details concerning these agreements.

Note 7 - Common Stock

Issuances Upon Warrant Exercises

On January 26, 2017, 2,000 warrants were exercised at a price of $2.40 per share, for net cash proceeds to the Company of $4,800. As a result, a total of 2,000 shares of common stock were issued.

From March 13, 2017 through April 3, 2017, 27,500 warrants were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $60,500. As a result, a total of 27,500 shares of common stock were issued.

From April 3, 2017 through May 9, 2017, 313,151 warrants were exercised at a price of $2.60 per share, for net cash proceeds to the Company of $814,193. As a result, a total of 313,151 shares of common stock were issued. Of this issuance, 163,499 shares of common stock were issued to related parties, for net cash proceeds to the Company of $425,097.

Note 8 – Warrants and Options

a)Warrants

See Note 7.

The following table summarizes the changes in warrants outstanding of the Company during the six month period ended June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	2,162,638	2.40
Granted	-	-
Exercised	(342,651)	(2.57)
Expired	(28,307)	(2.60)
Outstanding at June 30, 2017	1,791,680	2.36

Exercisable at June 30, 2017	1,641,680	2.35

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

On May 10, 2017, 28,307 warrants expired.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

Below is a table summarizing the warrants issued and outstanding as of June 30, 2017, which have a weighted average exercise price of $2.36 per share and an aggregate weighted average remaining contractual life of 1.71 years.

Date Issued	Number Outstanding	Number Exercisable	Exercise Price ($)	Contractual Life (Years)	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Proceeds to Company if Exercised ($)

03/20/13	150,000	-	2.47	4.0 to 6.0	0.28	06/30/20 to 12/31/21	370,500
06/10/13	29,750	29,750	2.00	5.0	0.02	06/10/18	59,500
08/07/13	45,000	45,000	2.40	4.0	0.01	08/07/17	108,000
11/25/13	456,063	456,063	2.40	5.0	0.36	11/25/18	1,094,551
12/31/13	64,392	64,392	2.40	5.0	0.05	12/31/18	154,541
02/26/14	953,475	953,475	2.20	5.0	0.88	02/26/19	2,097,645
09/05/14	10,000	10,000	2.40	3.0	0.01	09/05/17	24,000
09/26/14	24,000	24,000	3.00	3.0	0.01	09/26/17	72,000
11/17/14	19,000	19,000	3.75	3.0	0.01	11/17/17	71,250
11/14/16	40,000	40,000	4.53	4.0	0.08	11/14/20	181,200
	1,791,680	1,641,680			1.71		4,233,187

Total remaining unrecognized compensation cost related to non-vested warrants is approximately $48,891 and is expected to be recognized over a period of 2.0 years. As of June 30, 2017, the total intrinsic value of warrants was $2,152,950.

b)Options

The following table summarizes the changes in options outstanding of the Company during the six month period ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	2,384,300	3.75
Granted	861,000	4.99
Exercised	-	-
Expired	(131,000)	(4.17)
Outstanding at June 30, 2017	3,114,300	4.07

Exercisable at June 30, 2017	2,253,300	3.72

Effective January 1, 2017, the Company granted stock options to purchase 50,000 shares of common stock. These options vest on January 1, 2018 and expire 5 years after the vesting date, with an exercise price of $4.80 per share. The Company has calculated the estimated fair market value of these options at $157,890, using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $4.57, exercise price $4.80, 80.70% volatility, 2.26% risk free rate.

Effective February 13, 2017, the Company granted stock options to purchase 25,000 shares of common stock. These options vest on February 13, 2018 and expire 5 years after the vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $76,773, using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $4.52, exercise price $5.00, 80.17% volatility, 2.24% risk free rate.

On March 1, 2017, stock options to purchase 5,000 shares of common stock expired unexercised.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

On March 30, 2017, the Company granted stock options to purchase 686,000 shares of common stock. These options vest on March 30, 2018 and expire five years after their vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $1,898,322, using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $4.18, exercise price $5.00, 79.41% volatility, 2.25% risk free rate.

Effective April 10, 2017, the Company granted stock options to purchase 100,000 shares of common stock. These options vest on April 10, 2018 and expire 5 years after the vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $258,077, using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $3.96, exercise price $5.00, 79.33% volatility, 2.18% risk free rate.

On May 25, 2017, stock options to purchase 101,000 shares of common stock expired unexercised.

On May 31, 2017, stock options to purchase 25,000 shares of common stock expired unexercised.

Below is a table summarizing the options issued and outstanding as of June 30, 2017, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have a weighted average exercise price of $4.07 per share and an aggregate weighted average remaining contractual life of 3.75 years.

Date Issued	Number Outstanding	Number Exercisable	Exercise Price ($)	Contractual Life (Years)	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Proceeds to Company if Exercised ($)
11/25/11	303,000	303,000	4.00-5.00	6.0-7.0	0.09	11/25/17-11/25/18	1,414,000
09/01/12	15,000	15,000	5.31-6.31	5.0-6.0	0.00	09/01/17-09/01/18	89,650
03/20/13	37,000	37,000	2.35-4.35	4.5-7.0	0.02	09/20/17-03/20/20	123,950
09/02/13	16,300	16,300	2.35-4.35	4.5-7.0	0.01	03/02/18-09/02/20	54,605
05/16/14	25,000	25,000	3.00-5.00	3.5-6.0	0.01	11/16/17-05/16/20	100,000
08/18/14	645,000	645,000	2.50 and 3.00	4.5 and 5.5	0.44	02/18/19-02/18/20	1,773,750
05/18/15	20,000	20,000	3.80	4.5	0.01	11/18/19	76,000
07/23/15	317,000	317,000	4.00	4.5	0.26	01/23/20	1,268,000
08/17/15	75,000	75,000	3.75	5.0	0.08	08/17/20	281,250
04/15/16	775,000	775,000	4.00	6.0	1.19	04/15/22	3,100,000
06/23/16	15,000	15,000	4.00	6.0	0.02	06/23/22	60,000
11/11/16	10,000	10,000	5.00	6.0	0.02	11/11/22	50,000
01/01/17	50,000	-	4.80	6.0	0.09	01/01/23	240,000
02/13/17	25,000	-	5.00	6.0	0.05	02/13/23	125,000
03/30/17	686,000	-	5.00	6.0	1.27	03/30/23	3,430,000
04/10/17	100,000	-	5.00	6.0	0.19	04/10/23	500,000
	3,114,300	2,253,300			3.75		12,686,205

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $1,748,629 and is expected to be recognized over a period of 1.0 years. As of June 30, 2017, the total intrinsic value of stock options was $538,568.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies

a)Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,197,122 (€1,048,020) to help the research endeavors of the Company in the area of colorectal cancer. The Company had received the entirety of these funds in respect of approved expenditures as of June 30, 2014. Under the terms of the agreement, the Company is due to repay $359,137 (€314,406) of this amount by installments over the period June 30, 2014 to June 30, 2023. The Company has recorded the balance of $837,985 (€733,614) to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $359,137 (€314,406) and the 6% royalty on revenue, is twice the amount of funding received. As at June 30, 2017, $219,779 (€192,406) was outstanding to be repaid to the Walloon Region under this agreement.

b)Consulting Agreement

On May 11, 2016, Singapore Volition, upon the review and approval by the Company’s Compensation Committee, entered into a consultancy agreement with PB Commodities Pte Ltd (“PB Commodities”), for the services of Cameron Reynolds (the “2016 Reynolds Consulting Agreement”). Under the terms of the 2016 Reynolds Consulting Agreement, PB Commodities shall receive $25,925 per month for the services provided to Singapore Volition by Mr. Reynolds on its behalf. The 2016 Reynolds Consulting Agreement replaced and terminated the existing consultancy agreement for the provision of office space, office support staff, and consultancy services between Singapore Volition and PB Commodities dated August 6, 2010, as amended. The 2016 Reynolds Consulting Agreement was terminated on March 31, 2017 in connection with Mr. Reynolds entering into an Employment Agreement with Volition Diagnostics, effective April 1, 2017.

c)Lease Obligations Payable

The Company leases three Tecan machines (automated liquid handling robots) under a lease classified as a capital lease. The total cost of this leased laboratory equipment is $628,767 (€550,454). The leased equipment is amortized on a straight line basis over five years. Total amortization charged to the income statement, related to the leased equipment is $59,586 (€55,045) for the six months ended June 30, 2017 and $61,121 (€55,045) for the six months ended June 30, 2016.

On October 4, 2016, and effective on October 25, 2016, Belgian Volition entered into a Real Estate Capital Lease Agreement (the “Capital Lease Agreement”) with ING Asset Finance Belgium S.A. (“ING”). The Capital Lease Agreement became a contractual obligation of Belgian Volition upon the execution of the Deed of Sale to acquire the Company’s new research and development facility described below. Pursuant to the Capital Lease Agreement, ING paid $1.28 million (€1.12 million) in return for Belgian Volition granting to ING a right of emphyteusis (a form of leasehold) on the property located in the Belgian Créalys zoning at 5032 Isnes-Spy, Rue Phocas Lejeune 22, Gembloux cadastre, 8th division, Section B, n 55 (the “Property”) for a period of 27 years, extendable to the authorized maximum legal term of 99 years. In addition, the Capital Lease Agreement provides that ING shall grant Belgian Volition a 15-year lease over the Property with an option for Belgian Volition to purchase the Property outright upon payment of $38,380 (€33,600) at the end of the lease. The Capital Lease Agreement provides that Belgian Volition shall make the first lease payment of $502,599 (€440,000) following the execution of the Capital Lease Agreement, and then quarterly lease payments of approximately $15,360 (€13,447), based on a fixed rate of 2.62% for the term of the lease. On October 25, 2016, Belgian Volition acquired the Property by entering into a Deed of Sale to the Sale Agreement with Gerard Dekoninck S.A. The purchase price for the Property consisted of $1.4 million (€1.2 million), exclusive of any closing costs (the “Purchase Price”). The Purchase Price was funded by Belgian Volition with cash on hand and the monies received under the Capital Lease Agreement. Occupation of the Property occurred in March 2017. Total amortization charged to the income statement, related to the leased building is $15,880 (€14,554) for the six months ended June 30, 2017 and $nil (€nil) for the six months ended June 30, 2016.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of June 30, 2017.

2017	$77,754
2018	$155,507
2019	$155,507
2020	$106,921
2021	$61,440
Thereafter	$637,410

Total minimum lease payments	$1,194,539
Less: Amount representing interest	$(162,910)
Present value of minimum lease payments	$1,031,629

Made up of:
Current portion	$130,936
Long term portion	$900,693
Present value of minimum lease payments	$1,031,629

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 60 months. The annual non-cancelable operating lease payments on these leases are as follows:

2017	$179,937
2018	$179,564
Thereafter	$87,963
Total	$447,464

d)Hvidovre Hospital, Denmark Agreement

On November 2, 2016, the Company entered into a clinical research agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with colorectal cancer (“CRC”) and other diseases. The first phase of the agreement will expire on September 30, 2018 and the Company may participate in additional phases upon its election (and payment of required amounts). Total payments (inclusive of local taxes) to be made by the Company under the agreement for the first phase are $2,304,105 (DKR 15,000,000).

e)Long Term Debt: Preface S.A. Loan Agreements

On September 16, 2016, Belgian Volition entered into an unsecured loan agreement with Namur Invest or Preface S.A. for the amount of $502,599 (€440,000) (the “Loan Agreement”). The proceeds from the Loan Agreement were received by Belgian Volition on October 20, 2016. The Loan Agreement provides for an approximate 7-year term, a fixed interest rate at 4.85%, and interest only payments between the receipt of proceeds and June 30, 2017. Thereafter, monthly repayments of $7,525 (€6,588) will be made. See Note 9 (c) for the use of the proceeds from the Loan Agreement.

On May 2, 2017, Belgian Volition entered into an additional unsecured loan agreement with Namur Invest or Preface S.A. for the amount of $399,795 (€350,000) (the “May 2017 Loan Agreement”). The May 2017 Loan Agreement provides for an approximate 3.5 year repayment term, a fixed interest rate at 4.00% and interest only payments between the receipt of proceeds and December 31, 2017. Thereafter, monthly repayments of $10,217 (€8,944) will be made. The proceeds from the May 2017 Loan Agreement will be used to fund a pathway study for our first product – the Nu.QTM Colorectal Cancer Screening Triage Test.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

f)Long Term Debt: ING Loan Agreement

On October 25, 2016, Belgian Volition entered into a secured loan agreement with ING for an amount up to $308,413 (€270,000) (the “Supplemental Loan”). The Supplemental Loan provides for a 15-year term commencing on March 31, 2017, a fixed interest rate at 2.96%, and quarterly repayments of $6,324 (€5,536), commencing on April 28, 2017. The maximum amount of the loan facility had been drawn down by Belgian Volition by the loan commencement date of March 31, 2017 and interest only payments were made from the initial draw down of the loan until June 30, 2017. The proceeds of the Supplemental Loan were used to finance the construction of a laboratory in the new research and development facility (see Note 9 (c)).

g)Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 10 – Subsequent Events

On July 7, 2017, 5,000 warrants were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $11,000. As a result, a total of 5,000 shares of common stock were issued.

From July 9, 2017 through July 19, 2017, 45,000 warrants were exercised at a price of $2.40 per share for net cash proceeds to the Company of $108,000. As a result, a total of 45,000 shares of common stock were issued.

Effective July 13, 2017, the Company granted stock options to purchase 10,000 shares of common stock. These options vest on July 13, 2018 and expire 5 years after the vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $19,068, using the Black-Scholes Option Pricing model and the following assumptions: term 6 years, stock price $3.15, exercise price $5.00, 78.41% volatility, 2.16% risk free rate.

On July 17, 2017, Volition America entered into a Clinical Study Agreement with the Regents of the University of Michigan, (the “Regents”), with regards to Volition America’s participation, with the Regents and the National Cancer Institute Early Detection Research Network, in a clinical study involving approximately 13,500 samples. The enrollment period and sample collection is anticipated to take up to 3 years to complete. The total maximum payment due by Volition America in accordance with the agreement is $3 million spread over 12 equal quarterly installments of $250,000.

END NOTES TO FINANCIALS

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 or the Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results, statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. For instance, if we fail to develop and commercialize diagnostic products, we may be unable to execute our plan of operations. Other risks and uncertainties include our failure to obtain necessary regulatory clearances or approvals to distribute and market future products in the clinical in-vitro diagnostics, or IVD market; a failure by the marketplace to accept the products in our development pipeline or any other diagnostic products we might develop; we will face fierce competition and our intended products may become obsolete due to the highly competitive nature of the diagnostics market and its rapid technological change; and other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission, or the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements.

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

Company Overview

Volition is a multi-national life sciences company developing simple, easy to use, blood-based cancer tests to accurately diagnose a range of cancers. The tests are based on the science of Nucleosomics®, which is the practice of identifying and measuring nucleosomes in the bloodstream - an indication that disease is present.

As cancer screening programs become more widespread, our products aim to help in diagnosing a range of cancers quickly, simply, accurately, cost effectively and with much higher population compliance. Early diagnosis through widespread screening has the potential to not only prolong the life of patients, but also to improve their quality of life.

We are developing blood-based diagnostics for the most prevalent cancers, beginning with CRC. Following CRC, we anticipate focusing on lung cancer, prostate and pancreatic cancer, using our Nucleosomics® biomarker discovery platform. Our development pipeline includes assays to be used for symptomatic patients or asymptomatic (screening) population. The platform employs a range of simple Nu.QTM immunoassays on an industry standard ELISA format, which allows rapid quantification of epigenetic changes in biofluids (whole blood, plasma, serum, sputum, urine etc.) compared to other more complicated and expensive approaches such as bisulfite conversion and polymerase chain reaction (“PCR”). Our Nu.QTM biomarkers can be used alone, or in combination to generate profiles related to specific conditions.

We have developed thirty-nine Nu.QTM blood-based assays to date to detect specific biomarkers that can be used individually or in combination to generate a profile which forms the basis of a product for a particular cancer or disease. We are also looking at a range of additional low cost orthogonal ELISA markers that may add to the test accuracy while maintaining our aim of providing a low-cost test that requires only a small amount of blood.

We anticipate that because of their ease of use and cost efficiency, our tests have the potential to become the first method of choice for cancer diagnostics, allowing detection of a range of cancers at an earlier stage. We anticipate the initial use will be for the testing of individuals who, for reasons such as time, cost, or aversion to current methods, are not currently screened, or are not up to date with their screening.

We intend to commercialize our products in the future through various channels within the European Union, the United States and throughout the rest of the world, beginning with Asia. Patient compliance is critical for asymptomatic CRC population screening programs, however, current CRC screening programs have poor compliance. For example, in the United States there are several recommended CRC screening test options, including; colonoscopy, fecal tests and computed tomography (“CT”) colonoscopy; however the participation rate as of 2014 was just 65.7% of the eligible patient population. The UK, like many European countries, employs a front-line fecal test for screening that also has a low compliance rate of between 59% and 67%. These figures indicate that about one-third of the populations of the United States and the UK are unscreened. The unscreened populations of many other countries are much higher. This low level of screening participation is a serious issue as it often leads to the late diagnosis of cancer when it is much harder to treat.

We believe that the only viable option to achieve high levels of compliance will come from affordable blood tests that use a small amount of blood taken as part of the patient’s normal health check procedure. We aim to launch such a front-line CRC population screening test for asymptomatic people who are non-compliant with current screening methods in Europe in 2018 and in Asia soon after. This product will require a small amount of blood and will use the same established, robust, low-cost ELISA methodology employed in the PSA test for prostate cancer.

We are also very serious about meeting this urgent need for a highly compliant asymptomatic CRC screening test in the United States as well. To this end in July 2017, we signed a contract to participate in a large 13,500 screening subject trial in the U.S. in conjunction with the National Cancer Institute’s Early Detection Research Network. Over 4,500 samples have already been collected and up to 9,000 samples will now be collected prospectively over the coming two to three years. The aim of this study is to validate a panel of biomarkers including our Nu.QTM Colorectal Cancer Screening Test in a large asymptomatic population to support U.S. regulatory approval.

Our first product – the Nu.QTM Colorectal Cancer Screening Triage Test, which we refer to as the Triage Test, achieved the CE Mark in December 2016, allowing us to start commercialization in the European Union. This test is now undergoing development. In addition, in conjunction with our collaborators in Denmark, we are undertaking a pathway design study.

We are also taking our first regulatory steps in Asia as we prepare the submission of our tests to numerous Asian regulatory authorities. We aim to announce several trials in Asia for our various potential CRC products in the coming quarters.

Overview of Plan of Operations

Management has identified the specific processes and resources required to achieve the near and medium-term objectives of our business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. To date, operations have proceeded satisfactorily in relation to the business plan. However, it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near and medium-term objectives of the business plan regarding the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market.

We do not anticipate earning significant revenues in 2017 and until such time as we are able to fully market our intended products on the IVD market. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations described herein, obtain financing and eventually attain profitable operations.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and cash equivalents of $16,505,210, prepayments of $299,290, other current assets of $146,982 and current liabilities of $2,241,370. This represents a working capital surplus of $14,710,112.

The Company used $5,483,373 in net cash for operating activities for the six months ended June 30, 2017, compared to $4,558,467 for the six months ended June 30, 2016. The increase in cash used year-over-year is to a large extent a result of increased expenditures on research and development activities. The increase in salaries and office administrative fees is mainly a result of non - cash adjusting, stock and warrant amortization. See “— Results of Operations” for more detail.

The Company used $1,234,892 in net cash for investing activities for the six months ended June 30, 2017, compared to $68,382 for the six months ended June 30, 2016. This increase in cash used year-over-year is primarily a result of the purchase of equipment and building improvements for the new research and development facility in Belgium.

Net cash provided by financing activities amounted to $1,444,624 for the six months ended June 30, 2017, compared to $13,262,193 for the six months ended June 30, 2016. The Company received combined proceeds of $664,573 from an ING bank loan and a Preface S.A. loan in the six months ended June 30, 2017 along with approximately $879,412 in net cash proceeds from the exercise of warrants. During the comparable 2016 period, the Company raised approximately $13.1 million in net cash proceeds in March 2016 through the sale and issuance of approximately 4.3 million shares of common stock in a public offering and raised $206,763 in net cash proceeds from the exercise of warrants.

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

Results of Operations

Three Months Ended June 30, 2017 and June 30, 2016

The following table sets forth the Company’s results of operations for the three months ended on June 30, 2017 and the comparative period for the three months ended June 30, 2016.

	Three months	Three months		Percentage
	Ended	Ended	Increase/	Increase/
	June 30, 2017	June 30, 2016	(Decrease)	(Decrease)
	($)	($)	($)	(%)
Revenues	-	-	-	-

General and administrative expenses	258,657	166,056	92,601	56%
Sales and marketing expenses	152,642	128,722	23,920	19%
Professional fees	339,872	424,631	(84,759)	(20%)
Salaries and office administrative fees	983,350	506,691	476,659	94%
Research and development expenses	1,728,467	1,749,157	(20,690)	(1%)

Total Operating Expenses	3,462,988	2,975,257	487,731	16%

Other Income	-	(25,891)	(25,891)	(100%)

Income Taxes	-	-	-	-

Net Loss	(3,462,988)	(2,949,366)	513,622	17%

Basic and Diluted Loss Per Common Share	(0.13)	(0.13)	-	-

Weighted Average Basic and Diluted Common Shares Outstanding	26,383,228	23,412,262	2,970,966	13%

Revenues

The Company had not generated revenues from operations in either the three months ended June 30, 2017 or the three months ended June 30, 2016. The Company’s operations are still predominantly in the development stage.

Total Operating Expenses

For the three months ended June 30, 2017, the Company’s total operating expenses increased by $487,731, or 16%, compared to the same period in 2016. Total operating expenses are comprised of general and administrative expenses, sales and marketing expenses, professional fees, salaries and office administrative fees, and research and development expenses described below.

General and Administrative Expenses

General and administrative expenses increased by $92,601, or 56%, in the three month period ended June 30, 2017 compared to the prior year period. The increase was in part due to additional costs from operating a larger UK office, incurring costs of $17,149 which were not incurred in the prior year, and an increased level of insurance coverage, incurring costs of $14,884 which were not incurred in the prior year period. The Company also incurred increased IT costs of $24,231, which did not occur in the prior year. The incremental IT costs mainly related to investments associated with increased IT security and controls.

Sales and Marketing Expenses

Sales and marketing expenses increased by $23,920, or 19%, in the three month period ended June 30, 2017 compared to the prior year period. The increase was primarily a result of the recruitment of additional sales and marketing personnel, incurring new costs of $67,806 in 2017. These increased costs were offset against decreases in marketing fees across certain areas.

Professional Fees

Professional fees decreased by $84,759, or 20%, in the three month period ended June 30, 2017 compared to the prior year period. The decrease was mainly due to lower legal and taxation advice fees.

Salaries and Office Administrative Fees

Salaries and office administrative fees increased by $476,659, or 94%, in the three month period ended June 30, 2017 compared to the prior year period. The increase was mainly the result of increased stock option and warrant amortization costs of $282,588, with increased employee headcount and staff salaries also contributing to the total change.

Research and Development Expenses

Research and development expenses decreased by $20,690, or 1%, in the three month period ended June 30, 2017 compared to the prior year period. The decrease was predominantly the result of decreased costs of antibody usage and antibody development.

Other Income

Other income amounted to $nil for the three months ended June 30, 2017. In the three months ended June 30, 2016, other income related to grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay.

Net Loss

For the three months ended June 30, 2017, the Company’s net loss was $3,462,988, an increase of $513,622, or 17%, in comparison to a net loss of $2,949,366 for the three months ended June 30, 2016. The change was a result of the factors described above.

Six Months Ended June 30, 2017 and June 30, 2016

The following table sets forth the Company’s results of operations for the six months ended on June 30, 2017 and the comparative period for the six months ended June 30, 2016.

	Six months	Six months		Percentage
	Ended	Ended	Increase/	Increase/
	June 30, 2017	June 30, 2016	(Decrease)	(Decrease)
	($)	($)	($)	(%)
Revenues	-	-	-	-

General and administrative expenses	502,843	394,251	108,592	28%
Sales and marketing expenses	301,235	160,602	140,633	88%
Professional fees	662,465	871,939	(209,474)	(24%)
Salaries and office administrative fees	1,777,109	829,117	947,992	114%
Research and development expenses	3,570,019	3,211,976	358,043	11%

Total Operating Expenses	6,813,671	5,467,885	1,345,786	25%

Other Income	-	(25,891)	(25,891)	(100%)

Income Taxes	-	-	-	-

Net Loss	(6,813,671)	(5,441,994)	1,371,677	25%

Basic and Diluted Loss Per Common Share	(0.26)	(0.25)	0.01	4%

Weighted Average Basic and Diluted Common Shares Outstanding	26,137,241	21,346,835	4,790,406	22%

Revenues

The Company had not generated revenues from operations in either the six months ended June 30, 2017 or the six months ended June 30, 2016. The Company’s operations are still predominantly in the development stage.

Total Operating Expenses

For the six months ended June 30, 2017, the Company’s total operating expenses increased by $1,345,786, or 25%, compared to the same period in 2016. Total operating expenses are comprised of general and administrative expenses, sales and marketing expenses, professional fees, salaries and office administrative fees and research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $108,592, or 28%, in the six month period ended June 30, 2017 compared to the prior year period. The increase was the result of the Company’s insurance costs, which rose by $32,937, additional costs of $33,675 due to the move to a larger UK office, along with an increase in IT costs of $33,961 associated with investments in IT security and controls.

Sales and Marketing Expenses

Sales and marketing expenses increased by $140,633, or 88%, in the six month period ended June 30, 2017 compared to the prior year period. The increase was primarily a result of the recruitment of additional sales and marketing personnel, incurring new costs of $113,842.

Professional Fees

Professional fees decreased by $209,474, or 24%, in the six month period ended June 30, 2017 compared to the prior year period. The change was mainly due to a decrease of $154,288 in legal and listing fees that were higher in the prior period as a result of a capital raise.

Salaries and Office Administrative Fees

Salaries and office administrative fees increased by $947,992, or 114%, in the six month period ended June 30, 2017 compared to the prior year period. The increase was the result of an increase in the cost of stock option and warrant amortization expense of $658,391 year over year, with some headcount and remuneration increases.

Research and Development Expenses

Research and development expenses increased by $358,043, or 11%, in the six month period ended June 30, 2017 compared to the prior year period. Increases in costs on a year over year basis include employment costs, due to an increase in employee headcount, of $136,671 and an increase in the cost of stock option amortization expense of $118,833. Depreciation expense also increased by $76,523 year over year. This was as a result of the move to a new research and development facility in March 2017.

Other Income

Other income amounted to $nil for the six months ended June 30, 2017. In the six months ended June 30, 2016, other income related to grant funds received from public bodies in respect of approved expenditures, where there is no obligation to repay.

Net Loss

For the six months ended June 30, 2017, the Company’s net loss was $6,813,671, an increase of $1,371,677, or 25%, in comparison to a net loss of $5,441,994 for the six months ended June 30, 2016. The change was a result of the factors described above.

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

Our management carried out an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded, as they previously concluded as of December 31, 2016, that our disclosure controls and procedures continue to not be effective as of June 30, 2017, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

Changes in Internal Control over Financial Reporting

The Audit Committee of the Board of Directors meets regularly with our financial management, and with the independent registered public accounting firm engaged by us. Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by the auditing standards adopted or established by the Public Company Accounting Oversight Board. In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by Public Company Accounting Oversight Board Rule 3526 “Communicating with Audit Committees Concerning Independence”.

As of June 30, 2017, we did not maintain sufficient internal controls over financial reporting:

•due to a lack of adequate segregation of duties in some areas of Finance; and

•due to a lack of sufficient oversight in the area of IT, where certain processes may affect the internal controls over financial reporting.

We have developed, and are currently implementing, a remediation plan for such weaknesses. Specifically, we have identified and selected a system for financial reporting that will allow further automation of the reporting process, thereby strengthening the control environment over financial reporting.

As we continue to evaluate and work to enhance our internal controls over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify our remediation plan.

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2017, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 10, 2017, as amended by those presented in our Quarterly Report on Form 10-Q, Item 1A, for the quarter ended March 31, 2017, as filed with the Securities and Exchange Commission on May 5, 2017.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2017, the Company issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

On or about April 3, 2017, 10,000 warrants were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $22,000. As a result, a total of 10,000 shares of common stock were issued to one U.S. accredited investor. The shares were registered for resale on Form S-3 (Registration No. 333-195213).

From April 3, 2017 through May 9, 2017, 313,151 warrants were exercised at a price of $2.60 per share, for net cash proceeds to the Company of $814,193. As a result, a total of 96,501 shares of common stock were issued to four (4) U.S. accredited investors and 216,650 shares of common stock were issued to twenty (20) non – U.S. accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1#	Employment Agreement by and between Volition Diagnostics UK Limited and David Vanston, dated April 10, 2017.	10-Q	001-36833	10.1	05/11/17
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

#Indicates a management contract or compensatory plan or arrangement.

*The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: August 9, 2017	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: August 9, 2017	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)