Form 10-Q
period 2017-09-30
VOLITIONRX LTD
filed 2017-11-09
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

[X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]Yes [X] No

As of November 8, 2017, there were 26,518,700 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company,” “VolitionRx,” “Volition,” “we,” “us” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Ltd, Belgian Volition SPRL, Hypergenomics Pte. Ltd, Volition America, Inc. and Volition Diagnostics UK Limited. Additionally, unless otherwise specified, all references to “United States Dollars” or “$” refer to the legal currency of the United States of America.

Nucleosomics®, Nu.QTM and HyperGenomics® and their respective logos are trademarks and/or service marks of VolitionRx. All other trademarks, service marks and trade names referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets (Unaudited)

(Expressed in United States Dollars, except share numbers)

	September 30, 2017 $	December 31, 2016 $
	(UNAUDITED)
ASSETS

Cash and cash equivalents	13,840,930	21,678,734
Prepaid expenses	244,667	165,927
Other current assets	170,883	166,887

Total Current Assets	14,256,480	22,011,548

Property and equipment, net	3,510,355	2,119,027
Intangible assets, net	592,876	602,193

Total Assets	18,359,711	24,732,768

LIABILITIES

Accounts payable	431,734	281,179
Accrued liabilities	1,759,161	1,439,275
Management and directors’ fees payable	54,994	81,057
Current portion of long-term debt	408,307	30,655
Current portion of capital lease liabilities	136,307	119,016
Deferred grant income	-	45,510
Current portion of grant repayable	41,356	36,804

Total Current Liabilities	2,831,859	2,033,496

Long-term debt	1,050,536	432,027
Capital lease liabilities	897,303	889,810
Grant repayable	185,991	202,325

Total Liabilities	4,965,689	3,557,658

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 26,518,700 shares and 26,126,049 shares, respectively	26,519	26,126
Additional paid-in capital	65,151,681	62,287,252
Accumulated other comprehensive loss	(132,882)	(193,297)
Accumulated deficit	(51,651,296)	(40,944,971)

Total Stockholders’ Equity	13,394,022	21,175,110

Total Liabilities and Stockholders’ Equity	18,359,711	24,732,768

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	For the three months ended September 30, 2017 $	For the three months ended September 30, 2016 $	For the nine months ended September 30, 2017 $	For the nine months ended September 30, 2016 $

Revenue	–	–	–	–

Expenses

General and administrative	226,606	163,870	729,449	558,120
Sales and marketing	134,737	88,989	435,971	249,591
Professional fees	520,372	400,698	1,182,837	1,272,638
Salaries and office administrative fees	943,510	857,093	2,720,620	1,686,210
Research and development	2,203,985	1,968,490	5,774,004	5,180,466

Total Operating Expenses	4,029,210	3,479,140	10,842,881	8,947,025

Net Operating Loss	(4,029,210)	(3,479,140)	(10,842,881)	(8,947,025)

Other Income
Grants received	136,556	–	136,556	25,891

Total Other Income	136,556	–	136,556	25,891

Income tax expense	–	–	–	–

Net Loss	(3,892,654)	(3,479,140)	(10,706,325)	(8,921,134)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	(32,399)	15,462	60,415	(33,583)
Total Other Comprehensive Income/(Loss)	(32,399)	15,462	60,415	(33,583)
Net Comprehensive Loss	(3,925,053)	(3,463,678)	(10,645,910)	(8,954,717)
Net Loss per Share – Basic and Diluted	(0.15)	(0.15)	(0.41)	(0.40)
Weighted Average Shares Outstanding – Basic and Diluted	26,512,195	23,524,982	26,343,101	22,075,538

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
	$	$

Operating Activities:
Net loss	(10,706,325)	(8,921,134)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371,362	230,606
Loss on disposal of property and equipment	11,262	3,668
Stock based compensation	1,827,604	1,106,623
Warrants issued for services	38,806	105,995

Changes in operating assets and liabilities:
Accounts receivable	(12,356)	-
Deferred grant income	(50,855)	(335)
Prepaid expenses	(75,723)	(35,283)
Other current assets	25,105	(36,456)
Accounts payable and accrued liabilities	264,266	872,934

Net Cash Used In Operating Activities	(8,306,854)	(6,673,382)

Investing Activities:
Purchases of property and equipment	(1,340,230)	(89,433)

Net Cash Used in Investing Activities	(1,340,230)	(89,433)

Financing Activities:
Net proceeds from issuance of common shares	998,412	13,506,295
Proceeds from debt payable	908,075	–
Debt repaid	(29,807)	–
Grants repaid	(38,487)	(36,135)
Payments on capital lease obligations	(94,227)	(62,225)

Net Cash Provided By Financing Activities	1,743,966	13,407,935

Effect of foreign exchange on cash	65,314	(33,343)

(Decrease)/Increase in Cash	(7,837,804)	6,611,777

Cash and cash equivalents – Beginning of Period	21,678,734	5,916,006
Cash and cash equivalents – End of Period	13,840,930	12,527,783

Supplemental Disclosures of Cash Flow Information:
Interest paid	50,234	9,159
Income tax paid	–	–

Non Cash Investing and Financing Activities:
Common stock issued on cashless exercises of stock options	–	21
Capital lease obligation for equipment purchases	–	329,334

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by VolitionRx without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 10, 2017. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $51,651,296, has negative cash flows from operations, and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by, (a) securing additional grant funds, (b) obtaining additional financing through debt or equity financing, (c) up front sales of licensing rights and (d) developing and commercializing its products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2017 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Ltd, Belgian Volition SPRL (“Belgian Volition”), Hypergenomics Pte. Ltd, , Volition America, Inc., which was formed on February 3, 2017 (“Volition America”), and Volition Diagnostics UK Limited (“Volition Diagnostics”). All significant intercompany balances and transactions have been eliminated in consolidation.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2017, 850,151 dilutive warrants and options and 2,283,582 potentially dilutive warrants and options were excluded from the diluted EPS calculation as their effect is anti-dilutive.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of September 30, 2017 and December 31, 2016:

		Cost $	Accumulated Depreciation $	September 30, 2017 Net Carrying Value $

	Useful Life
Computer hardware and software	3 years	267,773	110,888	156,885
Laboratory equipment	5 years	817,851	262,517	555,334
Equipment held under capital lease	5 years	675,293	307,562	367,731
Office furniture and equipment	5 years	186,508	27,643	158,865
Buildings	30 years	1,549,446	30,096	1,519,350
Building improvements	5 -15 years	683,820	26,158	657,662
Land	Not amortized	94,528	-	94,528

		4,275,219	764,864	3,510,355

				December 31, 2016 Net Carrying Value $

			Accumulated Depreciation $
		Cost $
	Useful Life
Computer hardware and software	3 years	155,870	67,097	88,773
Laboratory equipment	5 years	313,655	151,541	162,114
Equipment held under capital lease	5 years	578,830	183,296	395,534
Office furniture and equipment	5 years	32,932	23,361	9,571
Buildings	30 years	1,378,911	-	1,378,911
Building improvements	5 -15 years	-	-	-
Land	Not amortized	84,124	-	84,124

		2,544,322	425,295	2,119,027

During the nine-month period ended September 30, 2017 and the nine-month period ended September 30, 2016, the Company recognized $306,180 and $165,293 respectively, in depreciation expense.

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

	Cost $	Accumulated Amortization $	September 30, 2017 Net Carrying Value $

Patents	1,198,930	606,054	592,876

	1,198,930	606,054	592,876

	Cost $	Accumulated Amortization $	December 31, 2016 Net Carrying Value $

Patents	1,085,133	482,940	602,193
	1,085,133	482,940	602,193

During the nine-month period ended September 30, 2017, and the nine-month period ended September 30, 2016, the Company recognized $65,182 and $65,313, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2017 - remaining	$26,321
2018	$91,504
2019	$91,504
2020	$91,504
2021	$91,504

The Company reviews its long-lived assets on an annual basis, to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2016. The result of this review confirmed that the fair value of the patents exceeded their carrying value as of December 31, 2016.

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

Note 8 – Warrants and Options

a) Warrants

See Note 7.

The following table summarizes the changes in warrants outstanding of the Company during the nine-month period ended September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	2,162,638	2.40
Granted	-	-
Exercised	(392,651)	(2.38)
Expired	(38,307)	(2.40)
Outstanding at September 30, 2017	1,731,680	2.36

Exercisable at September 30, 2017	1,606,680	2.35

On February 14, 2017, the Company modified the performance criteria for a vesting milestone on an employee warrant agreement and as a result the Company re-measured warrants held by an employee, to purchase 25,000 shares of common stock at an exercise price of $2.47 per share. These warrants vest on achievement of certain business objectives and expire 3 years from the date of vesting. The Company has calculated the estimated fair market value of these warrants using the Black-Scholes model and the following assumptions: term: 0.5 years, stock price: $4.52, exercise price: $2.47, 55.65% volatility, 0.66% risk free rate.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

On May 10, 2017, 28,307 warrants expired and on September 5, 2017, 10,000 warrants expired.

Effective August 22, 2017, the Company amended the expiry period of 24,000 warrants, originally granted on September 26, 2014. The expiration period was extended from three to four years for all 24,000 warrants, with their new expiration date being September 26, 2018. The Company recalculated the estimated fair market value of these warrants using the Black-Scholes model, but the result was deemed to be immaterially different to the original calculation and the financial statements were not adjusted.

Effective August 22, 2017, the Company amended the expiry period of 19,000 warrants, originally granted on November 17, 2014. The expiration period was extended from three to four years for all 19,000 warrants, with their new expiration date being November 17, 2018. The Company recalculated the estimated fair market value of these warrants using the Black-Scholes model, but the result was deemed to be immaterially different to the original calculation and the financial statements were not adjusted.

Below is a table summarizing the warrants issued and outstanding as of September 30, 2017, which have a weighted average exercise price of $2.36 per share and an aggregate weighted average remaining contractual life of 1.55 years.

Date Issued	Number Outstanding	Number Exercisable	Exercise Price ($)	Contractual Life (Years)	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Proceeds to Company if Exercised ($)
03/20/13	125,000	-	2.47	8.0 to 9.0	0.26	06/30/20 to 12/31/21	308,750
03/20/13	25,000	25,000	2.47	7.5	0.06	09/18/20	61,750
06/10/13	29,750	29,750	2.00	5.0	0.01	06/10/18	59,500
11/25/13	456,063	456,063	2.40	5.0	0.30	11/25/18	1,094,551
12/31/13	64,392	64,392	2.40	5.0	0.05	12/31/18	154,541
02/26/14	948,475	948,475	2.20	5.0	0.77	02/26/19	2,086,645
09/26/14	24,000	24,000	3.00	3.0	0.01	09/26/18	72,000
11/17/14	19,000	19,000	3.75	3.0	0.01	11/17/18	71,250
11/14/16	40,000	40,000	4.53	4.0	0.07	11/14/20	181,200
	1,731,680	1,606,680			1.55		4,090,187

Total remaining unrecognized compensation cost related to non-vested warrants is approximately $41,324 and is expected to be recognized over a period of 1.3 years. As of September 30, 2017, the total intrinsic value of warrants was $570,291.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

b) Options

The following table summarizes the changes in options outstanding of the Company during the nine-month period ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2016	2,384,300	3.75
Granted	871,000	4.99
Exercised	-	-
Expired	(211,000)	(4.05)
Outstanding at September 30, 2017	3,044,300	4.08

Exercisable at September 30, 2017	2,173,300	3.72

Effective January 1, 2017, the Company granted stock options to purchase 50,000 shares of common stock. These options vest on January 1, 2018 and expire 5 years after the vesting date, with an exercise price of $4.80 per share. The Company has calculated the estimated fair market value of these options at $157,890, using the Black-Scholes model and the following assumptions: term 6 years, stock price $4.57, exercise price $4.80, 80.70% volatility, 2.26% risk free rate.

Effective February 13, 2017, the Company granted stock options to purchase 25,000 shares of common stock. These options vest on February 13, 2018 and expire 5 years after the vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $76,773, using the Black-Scholes model and the following assumptions: term 6 years, stock price $4.52, exercise price $5.00, 80.17% volatility, 2.24% risk free rate.

On March 1, 2017, stock options to purchase 5,000 shares of common stock expired unexercised.

On March 30, 2017, the Company granted stock options to purchase 686,000 shares of common stock. These options vest on March 30, 2018 and expire five years after their vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $1,898,322, using the Black-Scholes model and the following assumptions: term 6 years, stock price $4.18, exercise price $5.00, 79.41% volatility, 2.25% risk free rate.

Effective April 10, 2017, the Company granted stock options to purchase 100,000 shares of common stock. These options vest on April 10, 2018 and expire 5 years after the vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $258,077, using the Black-Scholes model and the following assumptions: term 6 years, stock price $3.96, exercise price $5.00, 79.33% volatility, 2.18% risk free rate.

On May 25, 2017, stock options to purchase 101,000 shares of common stock expired unexercised.

On May 31, 2017, stock options to purchase 25,000 shares of common stock expired unexercised.

Effective July 13, 2017, the Company granted stock options to purchase 10,000 shares of common stock. These options vest on July 13, 2018 and expire 5 years after the vesting date, with an exercise price of $5.00 per share. The Company has calculated the estimated fair market value of these options at $19,068, using the Black-Scholes model and the following assumptions: term 6 years, stock price $3.15, exercise price $5.00, 78.41% volatility, 2.16% risk free rate.

Effective August 14, 2017, the Company amended the expiry period of stock options to purchase 37,000 shares of common stock, which options were originally granted on March 20, 2013 and amended on June 27, 2016. The expiration period was extended from four to six years, with the outside expiration date of March 20, 2022, after vesting for all 37,000 stock options. The Company recalculated the estimated fair market value of these options using the Black-Scholes model, but the result was deemed to be immaterially different to the original calculation and the financial statements were not adjusted.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

Effective August 14, 2017, the Company amended the expiry period of stock options to purchase 16,300 shares of common stock, which options were originally granted on September 2, 2013 and amended on June 27, 2016. The expiration period was extended from four to six years, with the outside expiration date of September 2, 2022, after vesting for all 16,300 stock options. The Company recalculated the estimated fair market value of these options using the Black-Scholes model, but the result was deemed to be immaterially different to the original calculation and the financial statements were not adjusted.

On August 31, 2017, stock options to purchase 75,000 shares of common stock expired unexercised.

On September 1, 2017, stock options to purchase 5,000 shares of common stock expired unexercised.

On September 8, 2017, an amendment to the 2015 Stock Incentive Plan (the “2015 Plan”) was approved by stockholders at the annual meeting to increase the number of shares of common stock available for issuance under the 2015 Plan by 750,000 shares to an aggregate maximum of 2,500,000 shares.

Below is a table summarizing the options issued and outstanding as of September 30, 2017, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016) and which have a weighted average exercise price of $4.08 per share and an aggregate weighted average remaining contractual life of 3.56 years.

Date Issued	Number Outstanding	Number Exercisable	Exercise Price ($)	Contractual Life (Years)	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Proceeds to Company if Exercised ($)
11/25/11	303,000	303,000	4.00-5.00	6.0-7.0	0.06	11/25/17-11/25/18	1,414,000
09/01/12	10,000	10,000	6.31	6.0	0.00	03/01/18-09/01/18	63,100
03/20/13	37,000	37,000	2.35-4.35	6.5-9.0	0.04	09/20/19-03/20/22	123,950
09/02/13	16,300	16,300	2.35-4.35	6.5-9.0	0.02	03/02/20-09/02/22	54,605
05/16/14	25,000	25,000	3.00-5.00	3.5-6.0	0.01	11/16/17-05/16/20	100,000
08/18/14	645,000	645,000	2.50 and 3.00	4.5 and 5.5	0.40	02/18/19-02/18/20	1,773,750
05/18/15	20,000	20,000	3.80	4.5	0.01	11/18/19	76,000
07/23/15	317,000	317,000	4.00	4.5	0.25	01/23/20	1,268,000
04/15/16	775,000	775,000	4.00	6.0	1.16	04/15/22	3,100,000
06/23/16	15,000	15,000	4.00	6.0	0.02	06/23/22	60,000
11/11/16	10,000	10,000	5.00	6.0	0.02	11/11/22	50,000
01/01/17	50,000	-	4.80	6.0	0.09	01/01/23	240,000
02/13/17	25,000	-	5.00	6.0	0.04	02/13/23	125,000
03/30/17	686,000	-	5.00	6.0	1.24	03/30/23	3,430,000
04/10/17	100,000	-	5.00	6.0	0.18	04/10/23	500,000
07/13/17	10,000	-	5.00	6.0	0.02	07/13/23	50,000
	3,044,300	2,173,300			3.56		12,428,405

Total remaining unrecognized compensation cost related to non-vested stock options is approximately $1,160,892 and is expected to be recognized over a period of 1.0 years. As of September 30, 2017, the total intrinsic value of stock options was $46,900.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies

a) Walloon Region Grant

On March 16, 2010, the Company entered into an agreement with the Walloon Region government in Belgium wherein the Walloon Region would fund up to a maximum of $1,238,340 (€1,048,020) to help the research endeavors of the Company in the area of colorectal cancer (“CRC”). The Company had received the entirety of these funds in respect of approved expenditures as of June 30, 2014. Under the terms of the agreement, the Company is due to repay $371,502 (€314,406) of this amount by installments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of $866,838 (€733,614) to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of $371,502 (€314,406) and the 6% royalty on revenue, is twice the amount of funding received. As at September 30, 2017, $227,347 (€192,406) was outstanding to be repaid to the Walloon Region under this agreement.

b) Consulting Agreement

On May 11, 2016, Singapore Volition, upon the review and approval by the Company’s Compensation Committee, entered into a consultancy agreement with PB Commodities Pte. Ltd (“PB Commodities”), for the services of Cameron Reynolds (the “2016 Reynolds Consulting Agreement”). Under the terms of the 2016 Reynolds Consulting Agreement, PB Commodities received $25,925 per month for the services provided to Singapore Volition by Mr. Reynolds on its behalf. The 2016 Reynolds Consulting Agreement replaced and terminated the existing consultancy agreement for the provision of office space, office support staff, and consultancy services between Singapore Volition and PB Commodities dated August 6, 2010, as amended. The 2016 Reynolds Consulting Agreement was terminated on March 31, 2017 in connection with Mr. Reynolds entering into an Employment Agreement with Volition Diagnostics, effective April 1, 2017.

c) Lease Obligations Payable

The Company leases three Tecan machines (automated liquid handling robots) under a lease classified as a capital lease. The total cost of this leased laboratory equipment is $650,416 (€550,454). The leased equipment is depreciated on a straight-line basis over five years. Total depreciation charged to the income statement, related to the leased equipment is $97,307 (€82,568) for the nine months ended September 30, 2017 and $92,139 (€82,568) for the nine months ended September 30, 2016.

On October 4, 2016, and effective on October 25, 2016, Belgian Volition entered into a Real Estate Capital Lease Agreement (the “Capital Lease Agreement”) with ING Asset Finance Belgium S.A. (“ING”). The Capital Lease Agreement became a contractual obligation of Belgian Volition upon the execution of the Deed of Sale to acquire the Company’s new research and development facility described below. Pursuant to the Capital Lease Agreement, ING paid $1.32 million (€1.12 million) in return for Belgian Volition granting to ING a right of emphyteusis (a form of leasehold) on the property located in the Belgian Créalys zoning at 5032 Isnes-Spy, Rue Phocas Lejeune 22, Gembloux cadastre, 8th division, Section B, n 55 (the “Property”) for a period of 27 years, extendable to the authorized maximum legal term of 99 years. In addition, the Capital Lease Agreement provides that ING shall grant Belgian Volition a 15-year lease over the Property with an option for Belgian Volition to purchase the Property outright upon payment of $39,702 (€33,600) at the end of the lease. The Capital Lease Agreement provides that Belgian Volition make the first lease payment of $519,904 (€440,000) following the execution of the Capital Lease Agreement, and then quarterly lease payments of approximately $15,889 (€13,447), based on a fixed rate of 2.62% for the term of the lease. On October 25, 2016, Belgian Volition acquired the Property by entering into a Deed of Sale to the Sale Agreement with Gerard Dekoninck S.A. The purchase price for the Property consisted of $1.42 million (€1.2 million), exclusive of any closing costs (the “Purchase Price”). The Purchase Price was funded by Belgian Volition with cash on hand and the monies received under the Capital Lease Agreement. Occupation of the Property occurred in March 2017. Total depreciation charged to the income statement, related to the leased building is $30,096 (€25,471) for the nine months ended September 30, 2017 and $nil (€nil) for the nine months ended September 30, 2016.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of September 30, 2017.

2017	$40,216
2018	$160,860
2019	$160,862
2020	$110,603
2021	$63,555
Thereafter	$659,357

Total minimum lease payments	$1,195,453
Less: Amount representing interest	$(161,843)

Present value of minimum lease payments	$1,033,610

Made up of:
Current portion	$136,307
Long term portion	$897,303

Present value of minimum lease payments	$1,033,610

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 60 months. The annual non-cancelable operating lease payments on these leases are as follows:

2017	$204,965
2018	$221,240
2019	$85,088
2020	$50,333
2021	$13,803
Total	$575,429

d) Hvidovre Hospital, Denmark Agreement

On November 2, 2016, the Company entered into a clinical research agreement with Hvidovre Hospital, University of Copenhagen in Denmark, relating to a program of samples testing associated with CRC and other diseases. The first phase of the agreement will expire on September 30, 2018 and the Company may participate in additional phases upon its election (and payment of required amounts). Total payments (inclusive of local taxes) to be made by the Company under the agreement for the first phase are $2,382,995 (DKR 15,000,000).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

e) Long Term Debt: Preface S.A. Loan Agreements

On September 16, 2016, Belgian Volition entered into an unsecured loan agreement with Namur Invest or Preface S.A. for the amount of $519,904 (€440,000) (the “Loan Agreement”). The proceeds from the Loan Agreement were received by Belgian Volition on October 20, 2016. The Loan Agreement provides for an approximate 7-year term, a fixed interest rate at 4.85%, and interest only payments between the receipt of proceeds and June 30, 2017. Thereafter, monthly repayments of $7,785 (€6,588) will be made. See Note 9(c) for the use of the proceeds from the Loan Agreement.

On May 2, 2017, Belgian Volition entered into an additional unsecured loan agreement with Namur Invest or Preface S.A. for the amount of $413,560 (€350,000) (the “May 2017 Loan Agreement”). The May 2017 Loan Agreement provides for an approximate 3.5-year repayment term, a fixed interest rate at 4.00% and interest only payments between the receipt of proceeds and December 31, 2017. Thereafter, monthly repayments of $10,568 (€8,944) will be made. The proceeds from the May 2017 Loan Agreement will be used to fund a pathway study for our product – the Nu.QTM Colorectal Cancer Screening Triage Test.

f) Long Term Debt: ING Loan Agreement

On October 25, 2016, Belgian Volition entered into a secured loan agreement with ING for an amount up to $319,032 (€270,000) (the “Supplemental Loan”). The Supplemental Loan provides for a 15-year term commencing on March 31, 2017, a fixed interest rate at 2.96%, and quarterly repayments of $6,542 (€5,536), commencing on April 28, 2017. The maximum amount of the loan facility had been drawn down by Belgian Volition by the loan commencement date of March 31, 2017 and interest only payments were made from the initial draw down of the loan until September 30, 2017. The proceeds of the Supplemental Loan were used to finance the construction of a laboratory in the new research and development facility (see Note 9(c)).

g) Clinical Study Agreement with the University of Michigan

On July 17, 2017, Volition America entered into a Clinical Study Agreement with the Regents of the University of Michigan (the “University of Michigan”), with regards to Volition America’s participation with the University of Michigan and the National Cancer Institute Early Detection Research Network (“EDRN”), in a clinical study (the “University of Michigan Clinical Study Agreement”) involving approximately 13,500 samples. The enrollment period and sample collection is anticipated to take up to 3 years to complete. The total maximum payment due by Volition America in accordance with the agreement is $3 million spread over 12 equal quarterly installments of $250,000. The foregoing description of the University of Michigan Clinical Study Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.1.

h) Straight Loan: ING Loan Agreement

On August 28, 2017, Belgian Volition received prefunding of $236,320 (€200,000) from ING, pursuant to a loan agreement (the “Straight Loan Agreement”) entered into on December 13, 2016 and repayable upon receipt of grants for investment in Créalys business park from the Walloon Region. The term of the Straight Loan Agreement is until July 2018, on a rolling monthly basis at an interest rate of the Euribor rate + 2%. The proceeds of the Straight Loan Agreement were used to finance the investment in the Créalys business park.

i) Long Term Debt: SOFINEX Loan Agreement

On September 20, 2017, VolitionRx and Belgian Volition entered into an unsecured loan agreement with SOFINEX, a Belgian public organization focused on the internationalization of Walloon companies, for an amount of $1,200,000 (€1,000,000) (the “SOFINEX Loan Agreement”). The SOFINEX Loan Agreement provides for a 7-year repayment term, with a grace period for principal payments until December 31, 2019, and a fixed interest rate of 4.5%. As of September 30, 2017, no cash has been drawn down under this agreement.

j) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 10 – Subsequent Events

None.

END NOTES TO FINANCIALS

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 or the Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results, statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

We are developing blood-based diagnostics for the most prevalent cancers, beginning with Colorectal Cancer, or CRC. Following CRC, we anticipate focusing on lung cancer, prostate and pancreatic cancer, using our Nucleosomics® biomarker discovery platform. Our development pipeline includes assays to be used for symptomatic patients or asymptomatic (screening) populations. The platform employs a range of simple Nu.QTM immunoassays on an industry standard ELISA format, which allows rapid quantification of epigenetic changes in biofluids (whole blood, plasma, serum, sputum, urine, etc.) compared to other more complicated and expensive approaches such as bisulfite conversion and polymerase chain reaction. Our Nu.QTM biomarkers can be used alone, or in combination to generate profiles related to specific conditions.

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

We intend to commercialize our products in the future through various channels within the European Union, the United States and throughout the rest of the world, beginning with Asia. Patient compliance is critical for asymptomatic CRC population screening programs; however, current CRC screening programs have poor compliance. For example, in the United States there are several recommended CRC screening test options, including: colonoscopy, fecal tests and computed tomography colonoscopy; however, the participation rate as of 2014 was just 65.7% of the eligible patient population. The UK, like many European countries, employs a front-line fecal test for screening that also has a low compliance rate of between 59% and 67%. These figures indicate that about one-third of the populations of the United States and the UK are unscreened. The unscreened populations of many other countries are much higher. This low level of screening participation is a serious issue as it often leads to the late diagnosis of cancer when it is much harder to treat.

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

We are also very serious about meeting this urgent need for a highly compliant asymptomatic CRC screening test in the United States. To this end, in July 2017 we signed a contract to participate in a large 13,500 screening subject trial in the United States in conjunction with the National Cancer Institute’s Early Detection Research Network. Over 4,500 samples have already been collected and up to 9,000 samples will now be collected prospectively over the coming two to three years. The aim of this study is to validate a panel of biomarkers including our Nu.QTM Colorectal Cancer Screening Test in a large asymptomatic population to support U.S. regulatory approval.

Our first product – the Nu.QTM Colorectal Cancer Screening Triage Test, which we refer to as the Triage Test, achieved the CE Mark in December 2016, allowing us to start commercialization in the European Union. This test is undergoing continuing development. In addition, in conjunction with our collaborators in Denmark, we are undertaking a pathway design study.

We are also taking our first regulatory steps in Asia as we prepare the submission of our tests to numerous Asian regulatory authorities. We aim to announce several trials in Asia for our various potential CRC products in the coming quarters.

Overview of Plan of Operations

Management has identified the specific processes and resources required to achieve the near and medium-term objectives of our business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. To date, operations have proceeded satisfactorily in relation to the business plan. However, it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected, and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near and medium-term objectives of the business plan regarding the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market.

We do not anticipate earning significant revenues in 2017 and until such time as we are able to fully market our intended products on the IVD market. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations described herein, obtain financing and eventually attain profitable operations.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and cash equivalents of $13,840,930, prepayments of $244,667, other current assets of $170,883 and current liabilities of $2,831,859. This represents a working capital surplus of $11,424,621.

The Company used $8,306,854 in net cash for operating activities for the nine months ended September 30, 2017, compared to $6,673,382 for the nine months ended September 30, 2016. The increase in cash used year-over-year is, to a large extent, due to increased expenditures on research and development activities in the current period. The increase in salaries and office administrative fees is mainly a result of non-cash adjusting, stock and warrant amortization. See “Results of Operations” for more detail.

The Company used $1,340,230 in net cash for investing activities for the nine months ended September 30, 2017, compared to $89,433 for the nine months ended September 30, 2016. This increase in cash used year-over-year is primarily a result of the purchase of equipment and building improvements for the new research and development facility in Belgium.

Net cash provided by financing activities amounted to $1,743,966 for the nine months ended September 30, 2017, compared to $13,407,935 for the nine months ended September 30, 2016. Primarily the Company received combined proceeds of $908,075 from an ING bank loan and a Preface S.A. loan in the nine months ended September 30, 2017 along with approximately $998,412 in net cash proceeds from the exercise of warrants. During the comparable 2016 period, the Company raised $13,107,030 in net cash proceeds in March 2016 through the sale and issuance of approximately 4.3 million shares of common stock in a public offering and raised $399,265 in net cash proceeds from the exercise of warrants.

We intend to use our cash reserves to predominantly fund further research and development activities. We do not currently have any substantial source of revenues and expect to rely on additional future financing, through the sale of additional equity securities or raising of debt or sale of licensing rights, but there is no assurance that we will be successful in raising further funds.

In the event that additional financing is delayed, we will prioritize the maintenance of our research and development personnel and facilities, primarily in Belgium and the maintenance of our patent rights. However, the completion of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market would be delayed. In the event of an ongoing lack of financing, it may be necessary to discontinue operations, which will adversely affect the value of our common stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2016 that they have substantial doubt that we will be able to continue as a going concern without further financing.

Results of Operations

Three Months Ended September 30, 2017 and September 30, 2016

The following table sets forth the Company’s results of operations for the three months ended on September 30, 2017 and the comparative period for the three months ended September 30, 2016.

	Three months Ended September 30, 2017 ($)	Three months Ended September 30, 2016 ($)	Increase/ (Decrease) ($)	Percentage Increase/ (Decrease) (%)

Revenues	-	-	-	-

General and administrative expenses	226,606	163,870	62,736	38%
Sales and marketing expenses	134,737	88,989	45,748	51%
Professional fees	520,372	400,698	119,674	30%
Salaries and office administrative fees	943,510	857,093	86,417	10%
Research and development expenses	2,203,985	1,968,490	235,495	12%

Total Operating Expenses	(4,029,210)	(3,479,140)	550,070	16%

Other Income	136,556	-	136,556	100%

Income Taxes	-	-	-	-

Net Loss	(3,892,654)	(3,479,140)	413,514	12%

Basic and Diluted Loss Per Common Share	(0.15)	(0.15)	-	-

Weighted Average Basic and Diluted Common Shares Outstanding	26,512,195	23,524,982	2,987,213	13%

Revenues

The Company had not generated revenues from operations in either the three months ended September 30, 2017 or the three months ended September 30, 2016. The Company’s operations are still predominantly in the development stage.

Total Operating Expenses

For the three months ended September 30, 2017, the Company’s total operating expenses increased by $550,070, or 16%, compared to the same period in 2016. Total operating expenses are comprised of general and administrative expenses, sales and marketing expenses, professional fees, salaries and office administrative fees, and research and development expenses described below.

General and Administrative Expenses

General and administrative expenses increased by $62,736, or 38%, in the three-month period ended September 30, 2017 compared to the prior year period. The increase in the 2017 period was in part due to additional costs from operating a larger UK office, incurring costs of $18,775, an increased level of insurance coverage, incurring costs of $19,456, and increased IT costs of $13,911. The incremental IT costs mainly related to investments associated with increased IT security and controls.

Sales and Marketing Expenses

Sales and marketing expenses increased by $45,748, or 51%, in the three-month period ended September 30, 2017 compared to the prior year period. The increase was primarily a result of the recruitment of additional sales and marketing personnel, incurring new costs of $67,806 in 2017. These increased costs were offset against decreases in marketing fees across certain areas.

Professional Fees

Professional fees increased by $119,674, or 30%, in the three-month period ended September 30, 2017 compared to the prior year period. The increase was mainly due to higher consultancy fees of $88,234 for preparation of Sarbanes-Oxley compliance and conference costs of $22,848.

Salaries and Office Administrative Fees

Salaries and office administrative fees increased by $86,417, or 10%, in the three-month period ended September 30, 2017 compared to the prior year period. The increase was mainly the result of increased stock option and warrant amortization costs of $53,441, with increased employee headcount and staff salaries also contributing to the total change.

Research and Development Expenses

Research and development expenses increased by $235,495, or 12%, in the three-month period ended September 30, 2017 compared to the prior year period. The increase was predominantly due to the first-time payment required for the EDRN study in the United States of $250,000.

Other Income

Other income amounted to $136,556 for the three months ended September 30, 2017 of grant funds from public bodies for approved expenditure with no obligation to repay. For the comparable period in 2016, no grant income was received.

Net Loss

For the three months ended September 30, 2017, the Company’s net loss was $3,892,654, an increase of $413,514, or 12%, in comparison to a net loss of $3,479,140 for the three months ended September 30, 2016. The change was a result of the factors described above.

Nine Months Ended September 30, 2017 and September 30, 2016

The following table sets forth the Company’s results of operations for the nine months ended on September 30, 2017 and the comparative period for the nine months ended September 30, 2016.

	Nine months Ended September 30, 2017 ($)	Nine months Ended September 30, 2016 ($)	Increase/ (Decrease) ($)	Percentage Increase/ (Decrease) (%)

Revenues	-	-	-	-

General and administrative expenses	729,449	558,120	171,329	31%
Sales and marketing expenses	435,971	249,591	186,380	75%
Professional fees	1,182,837	1,272,638	(89,801)	(7%)
Salaries and office administrative fees	2,720,620	1,686,210	1,034,410	61%
Research and development expenses	5,774,004	5,180,466	593,538	11%

Total Operating Expenses	(10,842,881)	(8,947,025)	1,895,856	21%

Other Income	136,556	25,891	110,665	427%

Income Taxes	-	-	-	-

Net Loss	(10,706,325)	(8,921,134)	1,785,191	20%

Basic and Diluted Loss Per Common Share	(0.41)	(0.40)	0.01	3%

Weighted Average Basic and Diluted Common Shares Outstanding	26,343,101	22,075,538	4,267,563	19%

Revenues

The Company had not generated revenues from operations in either the nine months ended September 30, 2017 or the nine months ended September 30, 2016. The Company’s operations are still predominantly in the development stage.

Total Operating Expenses

For the nine months ended September 30, 2017, the Company’s total operating expenses increased by $1,895,856, or 21%, compared to the same period in 2016. Total operating expenses are comprised of general and administrative expenses, sales and marketing expenses, professional fees, salaries and office administrative fees and research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $171,329, or 31%, in the nine-month period ended September 30, 2017 compared to the prior year period. The increase was primarily the result of the Company’s insurance costs, which rose by $52,393, additional costs of $52,450 due to the move to a larger UK office, along with an increase in IT costs of $50,121 associated with investments in IT security and controls.

Sales and Marketing Expenses

Sales and marketing expenses increased by $186,380, or 75%, in the nine-month period ended September 30, 2017 compared to the prior year period. The increase was primarily a result of the recruitment of additional marketing personnel, incurring new costs of $182,399.

Professional Fees

Professional fees decreased by $89,801, or 7%, in the nine-month period ended September 30, 2017 compared to the prior year period. The decrease in professional fees was mainly as a result of reduced legal fees in respect of capital raises in 2016.

Salaries and Office Administrative Fees

Salaries and office administrative fees increased by $1,034,410, or 61%, in the nine-month period ended September 30, 2017 compared to the prior year period. The increase was the result of an increase in the cost of stock option and warrant amortization expense of $604,950 year-over-year, as well as some headcount and remuneration increases.

Research and Development Expenses

Research and development expenses increased by $593,538, or 11%, in the nine-month period ended September 30, 2017 compared to the prior year period. Increases in costs on a year-over-year basis include the first payment for the EDRN study in the United States of $250,000, increase in employment costs due to headcount and remuneration of $235,063, and an increase in the cost of stock option amortization expense of $59,150. Depreciation expense also increased by $81,255 year-over-year due to the new research and development facility in March 2017.

Other Income

Other income increased to $136,556 for the nine months ended September 30, 2017 compared to the comparable figure in 2016 of $25,891, relating to grant funds received from public bodies in respect of approved expenditure with no obligation to repay.

Net Loss

For the nine months ended September 30, 2017, the Company’s net loss was $10,706,325, an increase of $1,785,191, or 20%, in comparison to a net loss of $8,921,134 for the nine months ended September 30, 2016. The change was a result of the factors described above.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities, if we deem it desirable or necessary. However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

Recently Issued Accounting Pronouncements

The Company has implemented all applicable new accounting pronouncements that are in effect. The Company does not believe that there are any other applicable new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2016, that our disclosure controls and procedures continue to not be effective as of September 30, 2017, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

Changes in Internal Control over Financial Reporting

The Audit Committee of the Board of Directors meets regularly with our financial management, and with the independent registered public accounting firm engaged by us. Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by the auditing standards adopted or established by the Public Company Accounting Oversight Board (“PCAOB”). In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by PCAOB Rule 3526 “Communicating with Audit Committees Concerning Independence.”

As of September 30, 2017, we did not maintain sufficient internal controls over financial reporting:

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2017, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to claims, counter claims, suits and other litigation of the type that generally arise from the conduct of our business. We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholders, are an adverse party or have a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 10, 2017, as amended by those presented in our Quarterly Report on Form 10-Q, Item 1A., for the quarter ended March 31, 2017, as filed with the Securities and Exchange Commission on May 11, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2017, the Company issued the shares described below in private placements pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D, in each case on the basis that the shares were offered and sold in a non-public offering to an “accredited investor” as defined in Rule 501 of Regulation D. Additionally, at the time of the issuances, unless registered for resale, the shares were deemed to be restricted securities under the Securities Act and the certificates evidencing such shares bear a legend to that effect.

On July 7, 2017, 5,000 warrants were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $11,000. As a result, a total of 5,000 shares of common stock were issued to one U.S. accredited investor. The shares were registered for resale on Form S-3 (Registration No. 333-195213).

From July 9, 2017 through July 19, 2017, 45,000 warrants were exercised at a price of $2.40 per share for net cash proceeds to the Company of $108,000. As a result, a total of 15,000 shares of common stock were issued to one (1) U.S. accredited investor and 30,000 shares of common stock were issued to two (2) non – U.S. accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Clinical Study Agreement, dated July 17, 2017, by and between Volition America, Inc. and the Regents of the University of Michigan.					X
10.2	Unsecured Credit Agreement, dated September 20, 2017, by and among VolitionRx Limited, Belgian Volition SPRL and SOFINEX (English translation of French original).	8-K	001-36833	10.1	09/21/17
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

VOLITIONRX LIMITED

Dated: November 9, 2017	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: November 9, 2017	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)