Form 10-Q
period 2018-03-31
VOLITIONRX LTD
filed 2018-05-10
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[   ] Yes [X] No

As of May 8, 2018, there were 30,030,793 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company,” “VolitionRx,” “Volition,” “we,” “us” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL, Hypergenomics Pte. Limited, Volition America, Inc. and Volition Diagnostics UK Limited. Additionally, unless otherwise specified, all references to “United States Dollars” or “$” refer to the legal currency of the United States of America.

Nucleosomics®, Nu.QTM and HyperGenomics® and their respective logos are trademarks and/or service marks of VolitionRx. All other trademarks, service marks and trade names referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	March 31, 2018 $	December 31, 2017 $
	(UNAUDITED)
ASSETS

Cash and cash equivalents	14,260,282	10,116,263
Prepaid expenses	440,984	248,661
Other current assets	203,929	202,295

Total Current Assets	14,905,195	10,567,219

Property and equipment, net	3,510,426	3,480,782
Intangible assets, net	566,128	576,397

Total Assets	18,981,749	14,624,398

LIABILITIES

Accounts payable	445,065	351,735
Accrued liabilities	1,485,941	1,278,428
Management and directors’ fees payable	20,613	35,397
Current portion of long-term debt	474,712	443,908
Current portion of capital lease liabilities	144,015	139,084
Current portion of grant repayable	43,143	41,930

Total Current Liabilities	2,613,489	2,290,482

Long-term debt, net of current portion	1,296,791	1,312,785
Capital lease liabilities, net of current portion	863,620	874,684
Grant repayable, net of current portion	194,030	188,579

Total Liabilities	4,967,930	4,666,530

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 30,030,793 shares and 26,519,394 shares, respectively	30,031	26,519
Additional paid-in capital	74,464,783	65,774,870
Accumulated other comprehensive loss	(114,396)	(129,343)
Accumulated deficit	(60,366,599)	(55,714,178)

Total Stockholders’ Equity	14,013,819	9,957,868

Total Liabilities and Stockholders’ Equity	18,981,749	14,624,398

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three-Months Ended March 31,
	2018 $	2017 $
Revenue	–	–

Operating Expenses

Research and development	2,423,202	1,668,386
General and administrative	1,842,093	1,400,684
Sales and marketing	364,144	269,408
Total Operating Expenses	4,629,439	3,338,478

Operating Loss	(4,629,439)	(3,338,478)

Other Expenses
Interest expense	22,982	12,205
Total Other Expenses	(22,982)	(12,205)

Provision for Income Taxes	–	–
Net Loss	(4,652,421)	(3,350,683)

Other Comprehensive Loss
Foreign currency translation adjustments	14,947	31,505
Net Comprehensive Loss	(4,637,474)	(3,319,178)
Loss per Share – Basic and Diluted	(0.17)	(0.13)
Weighted Average Shares Outstanding – Basic and Diluted	27,265,249	26,128,934

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Three-Months Ended March 31,
	2018	2017
	$	$
Operating Activities:

Net loss	(4,652,421)	(3,350,683)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,362	93,277
Loss on disposal of property and equipment	-	1,929
Stock-based compensation	895,226	584,261
Warrants issued for services	2,199	9,945

Changes in operating assets and liabilities:
Prepaid expenses	(192,323)	(178,011)
Other current assets	(155,521)	3,151
Accounts payable and accrued liabilities	439,943	166,243

Net Cash Used in Operating Activities	(3,506,535)	(2,669,888)

Investing Activities:

Purchases of property and equipment	(60,658)	(874,891)

Net Cash Used in Investing Activities	(60,658)	(874,891)

Financing Activities:

Net proceeds from issuance of common shares	7,796,000	43,300
Proceeds from debt payable	-	287,648
Payments on debt payable	(35,926)	-
Payments on capital lease obligations	(35,243)	(29,858)

Net Cash Provided by Financing Activities	7,724,831	301,090

Effect of foreign exchange on cash	(13,619)	37,919

Net change in cash and cash equivalents	4,144,019	(3,205,770)

Cash and cash equivalents – Beginning of Period	10,116,263	21,678,734

Cash and cash equivalents – End of Period	14,260,282	18,472,964

Supplemental Disclosures of Cash Flow Information:
Interest paid	22,982	12,205
Income tax paid	-	-

Non-Cash Investing and Financing Activities:
Common stock issued on cashless exercises of stock options	12	-
Capital lease obligation for equipment purchases	-	994,285

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by VolitionRx without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 1, 2018. The results of operations for the three month periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company's financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $60,366,599, has negative cash flows from operations, and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of these financial statements.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by: (a) securing additional grant funds; (b) obtaining additional equity or debt financing; (c) granting licenses to third parties in exchange for specified up-front and/or back end payments; and (d) developing and commercializing its products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended March 31, 2018 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL (“Belgian Volition”), Hypergenomics Pte. Limited, Volition America, Inc., and Volition Diagnostics UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2018, 1,962,547 dilutive warrants and options were excluded from the diluted EPS calculation as their effect is anti-dilutive. As of March 31, 2017, 1,386,887 dilutive warrants and options were excluded from the diluted EPS calculation as their effect is anti-dilutive.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of March 31, 2018 and December 31, 2017:

				March 31,
				2018
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	266,155	115,265	150,890
Laboratory equipment	5 years	1,659,015	751,751	907,264
Office furniture and equipment	5 years	199,995	48,689	151,306
Buildings	30 years	1,616,415	58,362	1,558,053
Building improvements	5-15 years	692,614	48,315	644,299
Land	Not amortized	98,614	-	98,614

		4,532,808	1,022,382	3,510,426

				December 31,
				2017
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	239,133	93,422	145,711
Laboratory equipment	5 years	1,575,354	653,636	921,718
Office furniture and equipment	5 years	207,208	54,479	152,729
Buildings	30 years	1,571,004	43,632	1,527,372
Building improvements	5-15 years	673,157	35,748	637,409
Land	Not amortized	95,843	-	95,843

		4,361,699	880,917	3,480,782

During the three-month periods ended March 31, 2018 and March 31, 2017, the Company recognized $137,705 and $72,357, respectively, in depreciation expense.

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

	Cost $	Accumulated Amortization $	March 31, 2018 Net Carrying Value $

Patents	1,243,616	677,488	566,128

	Cost $	Accumulated Amortization $	December 31, 2017 Net Carrying Value $

Patents	1,213,314	636,917	576,397

During the three-month periods ended March 31, 2018 and March 31, 2017, the Company recognized $23,682 and $20,920, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms of 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2018- remaining	$71,259
2019	$94,941
2020	$94,941
2021	$94,941
2022	$94,941
Thereafter	$115,105

Total	$566,128

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Common Stock

As of March 31, 2018, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 30,030,793 and 26,519,394 shares were issued outstanding as of March 31, 2018 and December 31, 2017, respectively.

On March 13, 2018, the Company issued 3.5 million shares of common stock in a registered public offering at a price of $2.40 per share, for aggregate gross proceeds of $8.4 million. In connection with the transaction, $0.6 million was incurred for legal and underwriting fees resulting in net proceeds of $7.8 million. Pursuant to this offering, the underwriters had the option to purchase up to an additional 525,000 shares of common stock for 30 days following the pricing of the initial closing, which option was not exercised.

During the period ended March 31, 2018, 26,400 warrants were exercised to purchase shares of common stock at a price of $2.00 per share in a cashless exercise that resulted in the issuance of 11,399 shares of common stock.

Note 8 – Warrants and Options

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the three-month period ended March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2017	1,731,680	2.36
Granted	-	-
Exercised	(26,400)	2.00
Expired	-	-
Outstanding at March 31, 2018	1,705,280	2.37

Exercisable at March 31, 2018	1,580,280	2.36

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

Below is a table summarizing the warrants issued and outstanding as of March 31, 2018, which have a weighted average exercise price of $2.37 per share and an aggregate weighted average remaining contractual life of 1.20 years.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
3,350	3,350	2.00	0.00	6,700
948,475	948,475	2.20	0.51	2,086,645
520,455	520,455	2.40	0.20	1,249,092
150,000	25,000	2.47	0.41	370,500
24,000	24,000	3.00	0.01	72,000
19,000	19,000	3.75	0.01	71,250
40,000	40,000	4.53	0.06	181,200
1,705,280	1,580,280		1.20	4,037,387

Warrant expense of $2,199 and $9,945 was recorded in the three-months ended March 31, 2018 and March 31, 2017, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $23,391 and is expected to be recognized over a period of 2.8 years. As of March 31, 2018, the total intrinsic value of warrants was $191,034.

b) Options

The following table summarizes the changes in options outstanding of the Company during the three-month period ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2017	2,939,134	4.09
Granted	780,000	4.00
Exercised	-	-
Expired/Cancelled	(15,000)	5.44
Outstanding at March 31, 2018	3,704,134	4.06

Exercisable at March 31, 2018	2,814,134	4.04

Effective January 23, 2018, the Company granted stock options to purchase 780,000 shares of common stock. These options vest on January 23, 2019 and expire 5 years after the vesting date, with an exercise price of $4.00 per share. The Company has calculated the estimated fair market value of these options at $1,930,265, using the Black-Scholes model and the following assumptions: term 6 years, stock price $3.75, exercise price $4.00, 75.4% volatility, 2.55% risk free rate, and no forfeiture rate.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

Below is a table summarizing the options issued and outstanding as of March 31, 2018, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (the “2015 Plan”) (for option issuances commencing in 2016) and which have a weighted average exercise price of $4.06 per share and a weighted average remaining contractual life of 3.74 years. As of March 31, 2018, an aggregate of 59,000 shares of common stock remained available for future issuance under the 2015 Plan.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
17,766	17,766	2.35	0.01	41,750
322,500	322,500	2.50	0.08	806,250
326,667	326,667	3.00	0.16	980,001
17,767	17,767	3.35	0.01	59,519
20,000	20,000	3.80	0.01	76,000
1,895,333	1,115,333	4.00	2.25	7,581,332
17,767	17,767	4.35	0.02	77,286
50,000	50,000	4.80	0.06	240,000
1,031,334	921,334	5.00	1.14	5,156,670
5,000	5,000	6.31	0.00	31,550
3,704,134	2,814,134		3.74	15,050,358

Stock option expense of $895,226 and $584,261 was recorded in the three-months ended March 31, 2018 and March 31, 2017, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $1,588,446 and is expected to be recognized over a period of 0.8 years. As of March 31, 2018, the total intrinsic value of stock options was $888.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies

a) Capital Lease Obligations

In 2015, the Company entered into an equipment capital lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros. As of March 31, 2018, the balance payable was $220,707.

In 2016, the Company entered into a real estate capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros. As of March 31, 2018, the balance payable was $786,928.

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of March 31, 2018.

2018- remaining	$125,862
2019	$167,814
2020	$115,383
2021	$66,302
2022	$66,302
Greater than 5 years	$621,552
Total minimum lease payments	$1,163,215
Less: Amount representing interest	$(155,580)

Present value of minimum lease payments	$1,007,635

b) Operating Lease Obligations

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 60 months. As of March 31, 2018, the annual non-cancelable operating lease payments on these leases are as follows:

2018- remaining	$164,704
2019	$66,241
2020	$52,514
2021	$14,404
Total Operating Lease Obligations	$297,863

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid. As of March 31, 2018, the balance repayable was $237,173 and the annual payments remaining were as follows:

2018- remaining	$43,143
2019	$43,143
2020	$43,143
2021	$39,946
2022	$36,980
Greater than 5 years	$30,818
Total Grants Repayable	$237,173

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%. As of March 31, 2018, the principal balance payable was $494,267.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%. As of March 31, 2018, the principal balance payable was $310,307.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%. As of March 31, 2018, the principal balance payable was $412,228.

In 2017, the Company entered into an 11-month loan agreement with ING for €200,000 Euros with a rolling interest rate of the Euribor rate + 2.00%. As of March 31, 2018, the principal balance payable was $246,534.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%. As of March 31, 2018, €250,000 Euros has been drawn down under this agreement and the principal balance payable was $308,167.

As of March 31, 2018, the total balance for long-term debt payable was $1,771,503 and the annual payments remaining were as follows:

2018- remaining	$461,570
2019	$332,667
2020	$552,240
2021	$190,901
2022	$124,750
Greater than 5 years	$343,132
Total	$2,005,260
Less: Amount representing interest	$(233,757)

Total Long-Term Debt	$1,771,503

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with DKFZ, in Germany for a 3-year period for €338,984 Euros. As of March 31, 2018, $92,450 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ, in Germany for a 5-year period for €400,000 Euros. As of March 31, 2018, $246,534 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a collaborative research agreement with Munich University, in Germany for a 3-year period for €360,000 Euros. As of March 31, 2018, $234,207 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a phase one clinical research agreement with Hvidovre Hospital, University of Copenhagen in Denmark for a 2-year period for DKK 15 million Danish Kroner. As of March 31, 2018, $708,639 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a research collaboration agreement with National University of Singapore for a 2-year period for $48,000. As of March 31, 2018, $9,600 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the Regents of the University of Michigan (the “University of Michigan”) for a 3-year period for up to $3 million. As of March 31, 2018, up to $2.5 million is still to be paid by the Company under this agreement.

As of March 31, 2018, the total amount to be paid for future research and collaboration commitments was $3,791,430 and the annual payments remaining were as follows:

2018- remaining	$2,228,334
2019	$1,063,096
2020	$500,000
Total Collaborative Agreement Obligations	$3,791,430

f) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 10 – Subsequent Events

None.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results, statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

You should read this Report in its entirety, together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 1, 2018, or our Annual Report, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

Company Overview

VolitionRx is a multi-national life sciences company developing simple, easy to use, cost effective blood tests to help diagnose a range of cancers. We hope that through earlier diagnosis we can help save and improve the quality of many people’s lives throughout the world.

Our tests are based mainly on the science of Nucleosomics, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid - an indication that disease is present. We have developed a novel suite of blood assays for epigenetically altered circulating nucleosomes as biomarkers in cancer. Nu.Q products are simple, low-cost, ELISA platform tests and can incorporate other off patent, low cost ELISA tests in our panels (e.g. CEA, PSA, and CA125) for higher accuracy.

Our diagnostic target in the blood includes the same tumor chromosome fragment as targeted by ctDNA tests, but our approach is to test for chromosome protein and nucleic acid changes in intact chromosome fragments by ELISA, rather than chemically extracting, amplifying, and sequencing the ctDNA and discarding the rest of the nucleosome. ELISA is possible because the targets of our tests occur globally across all nucleosomes within a tumor cell, whereas individual ctDNA changes must be identified within the three billion base-pair genomes. This means that the targets of our tests are exponentially more prevalent in circulating blood, and detectable using simple laboratory methods.

We are developing blood-based diagnostics for the most prevalent cancers, beginning with colorectal cancer, or CRC. Following CRC, we anticipate focusing on lung cancer, prostate and pancreatic cancer, using our Nucleosomics biomarker discovery platform. Our development pipeline includes assays to be used for symptomatic patients or asymptomatic (screening) populations. The platform employs a range of simple Nu.Q immunoassays on an industry standard ELISA format, which allows rapid quantification of epigenetic changes in biofluids (whole blood, plasma, serum, sputum, urine, etc.) compared to other more complicated and expensive approaches such as bisulfite conversion and polymerase chain reaction. Our Nu.Q biomarkers can be used alone, or in combination to generate profiles related to specific conditions.

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

Overview of Plan of Operations

We have identified the specific processes and resources required to achieve the near and medium-term objectives of our business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. To date, operations have proceeded satisfactorily in relation to our business plan. However, it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near and medium-term objectives of our business plan, in particular the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market.

Our future as an operating business will depend on our ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain our operations. Management plans to address the above as needed by: (a) securing additional grant funds; (b) obtaining additional equity or debt financing; (c) granting licenses to third parties in exchange for specified up-front and/or back end payments; and (d) developing and commercializing our products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of March 31, 2018, we had cash and cash equivalents of approximately $14.3 million.

Net cash used in operating activities was $3.5 million and $2.7 million for the three-months ended March 31, 2018 and March 31, 2017, respectively. The increase in cash used in operating activities for the period ended March 31, 2018 when compared to same period in 2017 was primarily due to increased expenditures on research and development activities, as well as increased general and administrative activities, including increases to stock-based compensation.

Net cash used in investing activities was $0.1 million and $0.9 million for the three-months ended March 31, 2018 and March 31, 2017, respectively. The decrease in cash used in investing activities for the period ended March 31, 2018 when compared to same period in 2017 was primarily a result of the purchase of equipment and facility improvements for the new research and development facility in Belgium and investment in our information technology infrastructure in 2017.

Net cash provided by financing activities was $7.7 million and $0.3 million for the three-months ended March 31, 2018 and March 31, 2017, respectively. The increase in cash provided by financing activities for the period ended March 31, 2018 when compared to same period in 2017 was primarily the result of $7.8 million in net cash proceeds raised in March 2018 through the sale and issuance of 3.5 million shares of common stock in a public offering.

We intend to use our cash reserves to predominantly fund further research and development activities. We do not currently have any substantial source of revenues and expect to rely on additional future financing, through the sale of equity or debt securities, or the sale of licensing rights. There is no assurance that we will be successful in raising further funds.

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2017 that they have substantial doubt that we will be able to continue as a going concern without further financing.

The following table summarizes our approximate contractual payments due by year as of March 31, 2018.

Approximate Payments (Including Interest) Due by Year

	Total	2018 (Remaining)	2019 - 2022	2023 +
Description	$	$	$	$
Capital Lease Obligations	1,163,215	125,862	415,801	621,552
Operating Lease Obligations	297,863	164,704	133,159	-
Grants Repayable	237,173	43,143	163,212	30,818
Long-Term Debt (1)	3,012,884	461,570	1,757,362	793,952
Collaborative Agreement Obligations	3,791,430	2,228,334	1,563,096	-
Total	8,502,565	3,023,613	4,032,630	1,446,322

(1) Long-term debt includes the total value of the SOFINEX loan of €1.0 million Euros, although only €250,000 Euros had been drawn down as of March 31, 2018. See Note 9(d) to the Consolidated Financial Statements for further details.

Results of Operations

Comparison of the Three-Months Ended March 31, 2018 and March 31, 2017.

The following table sets forth our results of operations for the three-months ended on March 31, 2018 and March 31, 2017, respectively.

				Percentage Increase (Decrease) %
	Three-Months Ended March 31,		Increase (Decrease) $
	2018	2017
	$	$
Revenues	-	-	-	-

Research and development	(2,423,202)	(1,668,386)	754,816	45%
General and administrative	(1,842,093)	(1,400,684)	441,409	32%
Sales and marketing	(364,144)	(269,408)	94,736	35%

Total Operating Expenses	(4,629,439)	(3,338,478)	1,290,961	39%

Interest expense	(22,982)	(12,205)	10,777	88%

Net Loss	(4,652,421)	(3,350,683)	1,301,738	39%

Loss Per Share – Basic and Diluted	(0.17)	(0.13)	0.04	31%

Weighted Average Shares Outstanding - Basic and Diluted	27,265,249	26,128,934	1,136,315	4%

Revenues

Our operations are still predominantly in the research and development stage and we had no revenues during the three-months ended March 31, 2018 and March 31, 2017, respectively.

Operating Expenses

Total operating expenses increased to $4.6 million for the three-months ended March 31, 2018 from $3.3 million for the three-months ended March 31, 2017.

Research and Development Expenses

Research and development expenses increased to $2.4 million for the three-months ended March 31, 2018 from $1.7 million for the three-months ended March 31, 2017. This increase in overall research and development expenditures was primarily related to our participation in the trial with the University of Michigan and increased headcount during the period.

	Three-Months Ended March 31,
	2018	2017	Change
	$	$	$
Personnel expenses	962,340	518,718	443,622
Stock-based compensation	214,507	192,371	22,136
Direct research and development expenses	920,732	581,076	339,656
Other research and development	173,341	282,586	(109,245)
Depreciation and amortization	152,282	93,635	58,647
Total Research and Development expenses	2,423,202	1,668,386	754,816

General and Administrative Expenses

General and administrative expenses increased to $1.8 million for the three-months ended March 31, 2018, from $1.4 million for the three-months ended March 31, 2017. This increase in overall general and administrative expenditures was primarily due to higher legal and professional fees and increased stock-based compensation during the period.

	Three-Months Ended March 31,
	2018	2017	Change
	$	$	$
Personnel expenses	545,084	522,138	22,946
Stock-based compensation	619,495	401,455	218,040
Legal and professional fees	576,253	274,252	302,001
Other general and administrative	92,156	202,839	(110,683)
Depreciation and amortization	9,105	-	9,105
Total General and Administrative expenses	1,842,093	1,400,684	441,409

Sales and Marketing Expenses

Sales and marketing expenses increased to $0.4 million for the three-months ended March 31, 2018, from the $0.3 million for the three-months ended March 31, 2017. This increase in overall sales and marketing expenditures was primarily related to increased marketing professional fees and stock-based compensation offset by less expenditure on travel expenses during the period.

	Three-Months Ended March 31,
	2018	2017	Change
	$	$	$
Personnel expenses	154,917	232,124	(77,207)
Stock-based compensation	63,423	379	63,044
Direct marketing and professional fees	145,804	36,905	108,899
Total Sales and Marketing expenses	364,144	269,408	94,736

Other Expenses

For the three-months ended March 31, 2018, the Company’s other expenses were $22,982 compared to $12,205 for the three-months ended March 31, 2017.

Net Loss

For the three-months ended March 31, 2018, the Company’s net loss was $4.7 million, an increase of approximately $1.3 million, or 39%, in comparison to a net loss of $3.4 million for the three-months ended March 31, 2017. The change was a result of the factors described above.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2017, that our disclosure controls and procedures continue to not be effective as of March 31, 2018, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

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

As of March 31, 2018, we did not maintain sufficient internal controls over financial reporting:

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2018, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to claims, counter claims, suits and other litigation of the type that generally arise from the conduct of our business. We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Underwriting Agreement, dated March 9, 2018, by and between the Company and Oppenheimer & Co., Inc., as representative of the several Underwriters named therein.	8-K	001-36833	1.1	March 12, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

VOLITIONRX LIMITED

Dated May 10, 2018	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated May 10, 2018	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)