Form 10-Q
period 2018-06-30
VOLITIONRX LTD
filed 2018-08-13
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, there were 30,031,225 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30, 2018 $	December 31, 2017 $
	(UNAUDITED)
ASSETS

Cash and cash equivalents	11,894,166	10,116,263
Prepaid expenses	425,613	248,661
Other current assets	200,629	202,295

Total Current Assets	12,520,408	10,567,219

Property and equipment, net	3,257,434	3,480,782
Intangible assets, net	519,910	576,397

Total Assets	16,297,752	14,624,398

LIABILITIES

Accounts payable	1,155,949	351,735
Accrued liabilities	1,701,614	1,278,428
Management and directors’ fees payable	26,708	35,397
Current portion of long-term debt	282,159	443,908
Current portion of capital lease liabilities	137,455	139,084
Current portion of grant repayable	40,917	41,930

Total Current Liabilities	3,344,802	2,290,482

Long-term debt, net of current portion	1,976,389	1,312,785
Capital lease liabilities, net of current portion	784,364	874,684
Grant repayable, net of current portion	143,100	188,579

Total Liabilities	6,248,655	4,666,530

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 30,031,225 shares and 26,519,394 shares, respectively	30,031	26,519
Additional paid-in capital	74,959,980	65,774,870
Accumulated other comprehensive income (loss)	17,761	(129,343)
Accumulated deficit	(64,958,675)	(55,714,178)

Total Stockholders’ Equity	10,049,097	9,957,868

Total Liabilities and Stockholders’ Equity	16,297,752	14,624,398

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2018 $	2017 $	2018 $	2017 $
Revenue	–	–	–	–

Operating Expenses

Research and development	2,686,473	1,807,636	5,109,675	3,480,987
General and administrative	1,643,681	1,427,875	3,485,774	2,823,594
Sales and marketing	235,366	207,042	599,510	476,450

Total Operating Expenses	4,565,520	3,442,553	9,194,959	6,781,031

Operating Loss	(4,565,520)	(3,442,553)	(9,194,959)	(6,781,031)

Other Expenses
Interest expense	26,556	20,435	49,538	32,640
Net Loss	(4,592,076)	(3,462,988)	(9,244,497)	(6,813,671)

Other Comprehensive Loss
Foreign currency translation adjustments	132,157	61,309	147,104	92,814

Net Comprehensive Loss	(4,459,919)	(3,401,679)	(9,097,393)	(6,720,857)

Net Loss per Share – Basic and Diluted	(0.15)	(0.13)	(0.32)	(0.26)

Weighted Average Shares Outstanding – Basic and Diluted	30,027,260	26,383,228	28,655,711	26,137,241

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Six-Months Ended June 30,
	2018	2017
	$	$
Operating Activities

Net loss	(9,244,497)	(6,813,671)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,981	225,740
Loss (gain) on disposal of property and equipment	(41)	1,929
Stock options issued for services	1,388,295	1,220,798
Warrants issued for services	4,326	28,482

Changes in operating assets and liabilities:
Prepaid expenses	(174,504)	(131,526)
Other current assets	(188,285)	31,560
Accounts payable and accrued liabilities	1,406,197	(46,685)
Net Cash Used in Operating Activities	(6,490,528)	(5,483,373)

Investing Activities:
Purchases of property and equipment	(125,513)	(1,234,892)
Net Cash Used in Investing Activities	(125,513)	(1,234,892)

Financing Activities:
Net proceeds from issuance of common shares	7,796,001	879,412
Proceeds from debt payable	875,652	664,573
Payments on debt payable	(332,856)	–
Payments on grants repayable	(40,863)	(38,487)
Payments on capital lease obligations	(72,524)	(60,874)
Net Cash Provided by Financing Activities	8,225,410	1,444,624

Effect of foreign exchange on cash	168,534	100,117

Net change in cash and cash equivalents	1,777,903	(5,173,524)

Cash and cash equivalents – Beginning of Period	10,116,263	21,678,734

Cash and cash equivalents – End of Period	11,894,166	16,505,210

Supplemental Disclosures of Cash Flow Information:
Interest paid	49,737	32,639
Income tax paid	–	–

Non-Cash Investing and Financing Activities:
Common stock issued on cashless exercises of stock options and warrants	12	–
Offering costs from issuance of common stock	604,000	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by VolitionRx without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018. The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

Note 2 - Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $64,958,675, has negative cash flows from operations, and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of these financial statements.

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

The ability of the Company to continue as a going concern is dependent upon its accomplishment of the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the periods ended June 30, 2018 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL (“Belgian Volition”), Hypergenomics Pte. Limited, Volition America, Inc. (“Volition America”), and Volition Diagnostics UK Limited (“Volition Diagnostics”). All significant intercompany balances and transactions have been eliminated in consolidation.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2018, 1,959,196 dilutive potential common shares from warrants and options were excluded from the diluted EPS calculation as their effect is anti-dilutive. As of June 30, 2017, 1,828,093 dilutive potential common shares from warrants and options were excluded from the diluted EPS calculation as their effect is anti-dilutive.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of June 30, 2018 and December 31, 2017:

				June 30,
				2018
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	300,781	128,425	172,356
Laboratory equipment	5 years	1,573,407	791,058	782,349
Office furniture and equipment	5 years	200,205	56,001	144,204
Buildings	30 years	1,533,006	68,123	1,464,883
Building improvements	5-15 years	656,875	56,758	600,117
Land	Not amortized	93,525	–	93,525

		4,357,799	1,100,365	3,257,434

				December 31,
				2017
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	239,133	93,422	145,711
Laboratory equipment	5 years	1,575,354	653,636	921,718
Office furniture and equipment	5 years	207,208	54,479	152,729
Buildings	30 years	1,571,004	43,632	1,527,372
Building improvements	5-15 years	673,157	35,748	637,409
Land	Not amortized	95,843	–	95,843

		4,361,699	880,917	3,480,782

During the six-month periods ended June 30, 2018 and June 30, 2017, the Company recognized $271,347 and $183,323, respectively, in depreciation expense.

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

June 30,
2018
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,187,959	668,049	519,910

December 31,
2017
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,213,314	636,917	576,397

During the six-month periods ended June 30, 2018 and June 30, 2017, the Company recognized $46,863 and $42,417, respectively, in amortization expense.

The Company amortizes its intangible assets on a straight-line basis with terms of 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2018- remaining	$43,719
2019	$90,660
2020	$90,660
2021	$90,660
2022	$90,660
Thereafter	$113,551

Total	$519,910

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

Note 7 - Common Stock

As of June 30, 2018, the Company was authorized to issue 100 million shares of common stock, par value $0.001 per share, of which 30,031,225 and 26,519,394 shares were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

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

During the six-month period ended June 30, 2018, 29,375 warrants were exercised to purchase shares of common stock at a price of $2.00 per share in cashless exercises that resulted in the issuance of 11,831 shares of common stock.

Note 8 – Warrants and Options

a)Warrants

The following table summarizes the changes in warrants outstanding of the Company during the six-month period ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2017	1,731,680	2.36
Granted	–	–
Exercised	(29,375)	2.00
Expired	(375)	2.00
Outstanding at June 30, 2018	1,701,930	2.37

Exercisable at June 30, 2018	1,576,930	2.36

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

Below is a table summarizing the warrants issued and outstanding as of June 30, 2018, which have a weighted average exercise price of $2.37 per share and an aggregate weighted average remaining contractual life of 0.95 years.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)

948,475	948,475	2.20	0.37	2,086,645
520,455	520,455	2.40	0.13	1,249,092
150,000	25,000	2.47	0.39	370,500
24,000	24,000	3.00	0.00	72,000
19,000	19,000	3.75	0.00	71,250
40,000	40,000	4.53	0.06	181,200
1,701,930	1,576,930		0.95	4,030,687

Warrant expense of $4,326 and $28,482 was recorded in the six-months ended June 30, 2018 and June 30, 2017, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $21,264 and is expected to be recognized over a period of 2.5 years. As of June 30, 2018, the total intrinsic value of warrants was $0.

b)Options

The following table summarizes the changes in options outstanding of the Company during the six-month period ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2017	2,939,134	4.09
Granted	780,000	4.00
Exercised	–	–
Expired/Cancelled	(120,167)	4.99
Outstanding at June 30, 2018	3,598,967	4.04

Exercisable at June 30, 2018	2,808,967	4.05

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

Below is a table summarizing the options issued and outstanding as of June 30, 2018, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016) and which have a weighted average exercise price of $4.04 per share and a weighted average remaining contractual life of 3.59 years. As of June 30, 2018, an aggregate of 59,000 shares of common stock remained available for future issuance under the 2015 Stock Incentive Plan.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
17,766	17,766	2.35	0.01	41,750
322,500	322,500	2.50	0.06	806,250
322,500	322,500	3.00	0.14	967,500
17,767	17,767	3.35	0.01	59,519
20,000	20,000	3.80	0.01	76,000
1,895,333	1,115,333	4.00	2.18	7,581,332
17,767	17,767	4.35	0.02	77,286
50,000	50,000	4.80	0.06	240,000
930,334	920,334	5.00	1.10	4,651,670
5,000	5,000	6.31	0.00	31,550
3,598,967	2,808,967		3.59	14,532,857

Stock option expense of $1,388,295 and $1,220,798 was recorded in the six-months ended June 30, 2018 and June 30, 2017, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $1,095,378 and is expected to be recognized over a period of 0.57 years. As of June 30, 2018, the total intrinsic value of stock options was $0.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies

a)Capital Lease Obligations

In 2015, the Company entered into an equipment capital lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros.  As of June 30, 2018, the balance payable was $186,469.

In 2016, the Company entered into a real estate capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros.  As of June 30, 2018, the balance payable was $735,350.

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of June 30, 2018:

2018- remaining	$79,577
2019	$159,155
2020	$109,429
2021	$62,880
2022	$62,879
Greater than 5 years	$589,480
Total minimum lease payments	$1,063,400
Less: Amount representing interest	$(141,581)
Present value of minimum lease payments	$921,819

b)Operating Lease Obligations

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 60 months. As of June 30, 2018, the annual non-cancelable operating lease payments on these leases are as follows:

2018- remaining	$110,157
2019	$66,264
2020	$53,240
2021	$14,426
Total Operating Lease Obligations	$244,087

c)Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid.  As of June 30, 2018, the balance repayable was $184,017 and the annual payments remaining were as follows:

2018- remaining	$–
2019	$40,917
2020	$40,917
2021	$37,885
2022	$35,072
Greater than 5 years	$29,226
Total Grants Repayable	$184,017

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

d)Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%. As of June 30, 2018, the principal balance payable was $445,392.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%.  As of June 30, 2018, the principal balance payable was $289,930.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%. As of June 30, 2018, the principal balance payable was $354,162.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%.  As of June 30, 2018, €500,000 Euros has been drawn down under this agreement and the principal balance payable was $584,532.

On June 27, 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with a fixed interest rate of 4.00%. As of June 30, 2018, the principal balance payable was $584,532.

As of June 30, 2018, the total balance for long-term debt payable was $2,258,548 and the annual payments remaining were as follows:

2018- remaining	$133,680
2019	$494,751
2020	$702,996
2021	$629,598
2022	$273,525
Greater than 5 years	$325,428
Total	$2,559,978
Less: Amount representing interest	$(301,430)
Total Long-Term Debt	$2,258,548

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with DKFZ, in Germany for a 3-year period for €338,984 Euros. As of June 30, 2018, $87,680 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ, in Germany for a 5-year period for €400,000 Euros. As of June 30, 2018, $261,230 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a collaborative research agreement with Munich University, in Germany for a 3-year period for €360,000 Euros.  As of June 30, 2018, $177,096 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a phase one clinical research agreement with Hvidovre Hospital, University of Copenhagen in Denmark for a 2-year period for DKK 15 million Danish Kroner.  As of June 30, 2018, $727,170 is still to be paid by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

In 2017, the Company entered into a research collaboration agreement with National University Hospital of Singapore for a 2-year period for $48,000.  As of June 30, 2018, $9,600 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the Regents of the University of Michigan (the “University of Michigan”) for a 3-year period for up to $3 million.  As of June 30, 2018, up to $2.25 million is still to be paid by the Company under this agreement.

As of June 30, 2018, the total amount to be paid for future research and collaboration commitments was $3,641,359 and the annual payments remaining were as follows:

2018- remaining	$1,893,518
2019	$1,140,288
2020	$607,553
Total Collaborative Agreement Obligations	$3,641,359

f)Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 10 – Subsequent Events

On July 2, 2018, the Company entered into an agreement with the Walloon Region Government in Belgium for a colorectal cancer research grant for  €605,000 Euros.  Per the terms of the agreement, €181,500 Euros of the grant is to be repaid over 12 years commencing in 2020.

On July 9, 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period.

On August 10, 2018, the Company issued to Cotterford Company Limited in a private placement offering (PIPE) 5 million shares of common stock at a purchase price of $1.80 per share, as well as a warrant to purchase up to an additional 5 million shares of common stock at an exercise price of $3.00 per share payable in cash, for aggregate gross proceeds, before the deduction of offering expenses, of $9 million (excluding the proceeds from any exercise of the warrant). The warrant has an expiration date of August 10, 2019 and is exercisable for a period of 6 months commencing on February 10, 2019.

END NOTES TO FINANCIALS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results, statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

We are developing forty-eight Nu.QTM blood-based assays to detect specific biomarkers that can be used individually or in combination to generate a profile which forms the basis of a product for a particular cancer or disease. We are also looking at a range of additional low cost orthogonal ELISA markers that may add to the test accuracy while maintaining our aim of providing a low-cost test that requires only a small amount of blood.

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

We believe that the only viable option to achieve high levels of compliance will come from affordable blood tests that use a small amount of blood taken as part of the patient’s normal health check procedure. We aim to launch such a front-line CRC population screening test for asymptomatic people who are non-compliant with current screening methods in Europe in 2019 and in Asia soon after. This product will require a small amount of blood and will use the same established, robust, low-cost ELISA methodology employed in the PSA test for prostate cancer.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of June 30, 2018, we had cash and cash equivalents of approximately $11.9 million.

Net cash used in operating activities was $6.5 million and $5.5 million for the six-months ended June 30, 2018 and June 30, 2017, respectively. The increase in cash used in operating activities for the period ended June 30, 2018 when compared to same period in 2017 was primarily due to increased expenditures on research and development activities, general and administrative activities, including increases to stock-based compensation.

Net cash used in investing activities was $0.1 million and $1.2 million for the six-months ended June 30, 2018 and June 30, 2017, respectively. The decrease in cash used in investing activities for the period ended June 30, 2018 when compared to same period in 2017 was primarily a result of the purchase of equipment and facility improvements for the new research and development facility in Belgium and investment in our information technology infrastructure in 2017.

Net cash provided by financing activities was $8.2 million and $1.4 million for the six-months ended June 30, 2018 and June 30, 2017, respectively. The increase in cash provided by financing activities for the period ended June 30, 2018 when compared to same period in 2017 was primarily the result of $7.8 million in net cash proceeds raised in March 2018 through the sale and issuance of 3.5 million shares of common stock in a public offering.

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors have included in their report on our audited financial statements for the fiscal year ended December 31, 2017 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern without further financing.

The following table summarizes our approximate contractual payments including interest due by year as of June 30, 2018.

Approximate Payments (Including Interest) Due by Year

	Total	2018 (Remaining)	2019 - 2022	2023 +
Description	$	$	$	$
Capital Lease Obligations	1,063,400	79,577	394,343	589,480
Operating Lease Obligations	244,087	110,157	133,930	–
Grants Repayable	184,017	–	154,791	29,226
Long-Term Debt (1)	3,180,722	133,680	2,294,059	752,983
Collaborative Agreements Obligations	3,641,359	1,893,518	1,747,841	–
Total	8,313,585	2,216,932	4,724,964	1,371,689

(1)Long-term debt includes the total value of the SOFINEX loan of €1.0 million Euros although only €500,000 Euros had been drawn down as of June 30, 2018. See Note 9(d) to the Condensed Consolidated Financial Statements for further details.

Results of Operations

Comparison of the Three-Months Ended June 30, 2018 and June 30, 2017.

The following table sets forth our results of operations for the three-months ended on June 30, 2018 and June 30, 2017, respectively.

				Percentage
	Three-Months Ended June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	$	$	$	%
Revenues	–	–	–	–

Research and development	(2,686,473)	(1,807,636)	878,837	49%
General and administrative	(1,643,681)	(1,427,875)	215,806	15%
Sales and marketing	(235,366)	(207,042)	28,324	14%

Total Operating Expenses	(4,565,520)	(3,442,553)	1,122,967	33%

Interest expense	(26,556)	(20,435)	6,121	30%

Net Loss	(4,592,076)	(3,462,988)	1,129,088	33%

Net Loss Per Share – Basic and Diluted	(0.15)	(0.13)	0.02	15%

Weighted Average Shares Outstanding - Basic and Diluted	30,027,260	26,383,228	3,644,032	14%

Revenues

Our operations are still predominantly in the research and development stage and we had no revenues during the three-months ended June 30, 2018 and June 30, 2017, respectively.

Operating Expenses

Total operating expenses increased to $4.6 million for the three-months ended June 30, 2018 from $3.4 million for the three-months ended June 30, 2017.

Research and Development Expenses

Research and development expenses increased to $2.7 million for the three-months ended June 30, 2018 from $1.8 million for the three-months ended June 30, 2017. This increase in overall research and development expenditures was primarily related to our participation in the trial with the University of Michigan and increased headcount during the period.

	Three-Months Ended June 30,
	2018	2017	Change
	$	$	$
Personnel expenses	867,114	782,258	84,856
Stock-based compensation	125,522	156,018	(30,496)
Direct research and development expenses	1,626,742	487,852	1,138,890
Other research and development	(80,603)	257,080	(337,683)
Depreciation and amortization	147,698	124,428	23,270
Total Research and Development expenses	2,686,473	1,807,636	878,837

General and Administrative Expenses

General and administrative expenses increased to $1.6 million for the three-months ended June 30, 2018, from $1.4 million for the three-months ended June 30, 2017. This increase in overall general and administrative expenditures was primarily due to higher foreign exchange costs during the period.

	Three-Months Ended June 30,
	2018	2017	Change
	$	$	$
Personnel expenses	523,224	479,432	43,792
Stock-based compensation	330,986	464,561	(133,575)
Legal and professional fees	261,819	318,487	(56,668)
Other general and administrative	518,527	165,100	353,427
Depreciation and amortization	9,125	295	8,830
Total General and Administrative expenses	1,643,681	1,427,875	215,806

Sales and Marketing Expenses

Sales and marketing expenses increased to $235,366 for the three-months ended June 30, 2018 from $207,042 for the three-months ended June 30, 2017. This increase in overall sales and marketing expenditures was primarily related to increased staff costs during the period.

	Three-Months Ended June 30,
	2018	2017	Change
	$	$	$
Personnel expenses	166,475	124,505	41,970
Stock-based compensation	38,688	34,496	4,192
Direct marketing and professional fees	30,203	48,041	(17,838)
Total Sales and Marketing expenses	235,366	207,042	28,324

Other Expenses

For the three-months ended June 30, 2018, the Company’s other expenses, comprised of interest expense, were $26,556 compared to $20,435 for the three-months ended June 30, 2017.

Net Loss

For the three-months ended June 30, 2018, the Company’s net loss was $4.6 million, an increase of approximately $1.1 million, or 33%, in comparison to a net loss of $3.5 million for the three-months ended June 30, 2017. The change was a result of the factors described above.

Comparison of the Six-Months Ended June 30, 2018 and June 30, 2017.

The following table sets forth our results of operations for the six-months ended on June 30, 2018 and June 30, 2017, respectively.

				Percentage
	Six-Months Ended June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
	$	$	$	%
Revenues	–	–	–	–

Research and development	(5,109,675)	(3,480,987)	1,628,688	47%
General and administrative	(3,485,774)	(2,823,594)	662,180	23%
Sales and marketing	(599,510)	(476,450)	123,060	26%

Total Operating Expenses	(9,194,959)	(6,781,031)	2,413,928	36%

Interest expense	(49,538)	(32,640)	16,898	52%

Net Loss	(9,244,497)	(6,813,671)	2,430,826	36%

Net Loss Per Share – Basic and Diluted	(0.32)	(0.26)	0.06	23%

Weighted Average Shares Outstanding - Basic and Diluted	28,655,711	26,137,241	2,518,470	10%

Revenues

Our operations are still predominantly in the research and development stage and we had no revenues during the six-months ended June 30, 2018 and June 30, 2017, respectively.

Operating Expenses

Total operating expenses increased to $9.2 million for the six-months ended June 30, 2018 from $6.8 million for the six-months ended June 30, 2017.

Research and Development Expenses

Research and development expenses increased to $5.1 million for the six-months ended June 30, 2018 from $3.5 million for the six-months ended June 30, 2017. This increase in overall research and development expenditures was primarily related to our participation in the trial with the University of Michigan and increased headcount during the period.

	Six-Months Ended June 30,
	2018	2017	Change
	$	$	$
Personnel expenses	1,829,454	1,301,937	527,517
Stock-based compensation	340,029	348,389	(8,360)
Direct research and development expenses	2,558,177	1,109,224	1,448,953
Other research and development	82,035	503,374	(421,339)
Depreciation and amortization	299,980	218,063	81,917
Total Research and Development expenses	5,109,675	3,480,987	1,628,688

General and Administrative Expenses

General and administrative expenses increased to $3.5 million for the six-months ended June 30, 2018, from $2.8 million for the six-months ended June 30, 2017. This increase in overall general and administrative expenditures was primarily due to higher foreign exchange costs and legal costs in relation to the capital raise during the period.

	Six-Months Ended June 30,
	2018	2017	Change
	$	$	$
Personnel expenses	1,068,308	1,001,570	66,738
Stock-based compensation	950,481	866,016	84,465
Legal and professional fees	838,072	592,739	245,333
Other general and administrative	610,683	362,974	247,709
Depreciation and amortization	18,230	295	17,935
Total General and Administrative expenses	3,485,774	2,823,594	662,180

Sales and Marketing Expenses

Sales and marketing expenses increased to $599,510 for the six-months ended June 30, 2018, from the $476,450 for the six-months ended June 30, 2017. This increase in overall sales and marketing expenditures was primarily related to increased marketing and professional fees during the period.

	Six-Months Ended June 30,
	2018	2017	Change
	$	$	$
Personnel expenses	321,392	356,629	(35,237)
Stock-based compensation	102,111	34,875	67,236
Direct marketing and professional fees	176,007	84,946	91,061
Total Sales and Marketing expenses	599,510	476,450	123,060

Other Expenses

For the six-months ended June 30, 2018, the Company’s other expenses, comprised of interest expense, were $49,538 compared to $32,640 for the six-months ended June 30, 2017.

Net Loss

For the six-months ended June 30, 2018, the Company’s net loss was $9.2 million, an increase of approximately $2.4 million, or 36%, in comparison to a net loss of $6.8 million for the six-months ended June 30, 2017. The change was a result of the factors described above.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2017, that our disclosure controls and procedures continue not to be effective as of June 30, 2018, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

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

As of June 30, 2018, we did not maintain sufficient internal controls over financial reporting:

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2018, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VOLITIONRX LIMITED

Dated August 13, 2018	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated August 13, 2018	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)