Form 10-Q
period 2018-09-30
VOLITIONRX LTD
filed 2018-11-07
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, there were 35,335,378 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	September 30,	December 31,
	2018	2017
	$	$
ASSETS	(UNAUDITED)

Current Assets
Cash and cash equivalents	16,374,428	10,116,263
Prepaid expenses	460,124	248,661
Other current assets	229,780	202,295
Total Current Assets	17,064,332	10,567,219

Property and equipment, net	3,157,140	3,480,782
Intangible assets, net	494,422	576,397

Total Assets	20,715,894	14,624,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	857,121	351,735
Accrued liabilities	1,244,636	1,278,428
Management and directors’ fees payable	57,411	35,397
Current portion of long-term debt	337,156	443,908
Current portion of capital lease liabilities	137,383	139,084
Current portion of grants repayable	40,637	41,930
Total Current Liabilities	2,674,344	2,290,482

Long-term debt, net of current portion	1,871,361	1,312,785
Capital lease liabilities, net of current portion	744,322	874,684
Grants repayable, net of current portion	317,731	188,579

Total Liabilities	5,607,758	4,666,530

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 35,031,225 shares and 26,519,394 shares, respectively	35,031	26,519
Additional paid-in capital	84,444,318	65,774,870
Accumulated other comprehensive income (loss)	64,111	(129,343)
Accumulated deficit	(69,435,324)	(55,714,178)

Total Stockholders’ Equity	15,108,136	9,957,868

Total Liabilities and Stockholders’ Equity	20,715,894	14,624,398

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2018	2017	2018	2017
	$	$	$	$

Revenue	-	-	-	-

Operating Expenses

Research and development	2,737,856	2,133,470	7,847,531	5,619,085
General and administrative	1,450,383	1,555,770	4,949,716	4,374,736
Sales and marketing	259,302	185,795	845,253	662,245

Total Operating Expenses	4,447,541	3,875,035	13,642,500	10,656,066

Operating Loss	(4,447,541)	(3,875,035)	(13,642,500)	(10,656,066)

Other Expense
Interest expense	29,108	17,619	78,646	50,259

Net Loss	(4,476,649)	(3,892,654)	(13,721,146)	(10,706,325)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	46,350	(32,399)	193,454	60,415

Net Comprehensive Loss	(4,430,299)	(3,925,053)	(13,527,692)	(10,645,910)

Net Loss per Share – Basic and Diluted	(0.14)	(0.15)	(0.46)	(0.41)

Weighted Average Shares Outstanding
– Basic and Diluted	32,826,924	26,512,195	30,071,635	26,343,101

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Nine-Months Ended September 30,
	2018	2017
	$	$
Operating Activities

Net Loss	(13,721,146)	(10,706,325)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474,536	371,362
Loss on disposal of property and equipment	1,766	11,262
Stock based compensation	1,875,507	1,827,604
Warrants issued for services	6,453	38,806

Changes in operating assets and liabilities:
Deferred grant income	-	(50,855)
Prepaid expenses	(204,673)	(75,723)
Other current assets	202,290	12,749
Accounts payable and accrued liabilities	261,383	264,266
Net Cash Used in Operating Activities	(11,103,884)	(8,306,854)

Investing Activities:
Purchases of property and equipment	(183,541)	(1,340,230)
Net Cash Used in Investing Activities	(183,541)	(1,340,230)

Financing Activities:
Net proceeds from issuance of common shares	16,796,000	998,412
Proceeds from grants repayable	177,079	-
Proceeds from long-term debt	875,418	908,075
Payments from long-term debt	(369,915)	(29,807)
Payments on grants repayable	(40,864)	(38,487)
Payments on capital lease obligations	(103,999)	(94,227)
Net Cash Provided by Financing Activities	17,333,719	1,743,966

Effect of foreign exchange on cash	211,871	65,314

Net Change in Cash	6,258,165	(7,837,804)

Cash and cash equivalents – Beginning of Period	10,116,263	21,678,734

Cash and cash equivalents – End of Period	16,374,428	13,840,930

Supplemental Disclosures of Cash Flow Information:
Interest paid	78,845	50,234
Income tax paid	-	-

Non-Cash Financing Activities:
Common Stock issued on cashless exercises of stock options	12	-
Offering costs from stock issuances	604,000	-

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

On October 6, 2011, the Company entered into a share exchange agreement with Singapore Volition Pte. Limited, a Singapore corporation which was incorporated on August 5, 2010 (“Singapore Volition”), and the shareholders of Singapore Volition. Pursuant to the terms of the share exchange agreement, the former shareholders of Singapore Volition held 85% of the issued and outstanding common shares of the Company. The issuance was deemed to be a reverse acquisition for accounting purposes. Singapore Volition, the acquired entity, is regarded as the predecessor entity as of October 6, 2011. The number of shares outstanding and per share amounts have been restated to recognize the recapitalization.

The Company’s principal business objective through its subsidiaries is to develop and bring to market simple, easy to use, cost effective blood tests designed to help diagnose a range of cancers. The tests are based on the science of Nucleosomics®, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – an indication that disease is present. The Company has one wholly-owned subsidiary, Singapore Volition. Singapore Volition has two wholly-owned subsidiaries, Belgian Volition SPRL, a Belgium private limited liability company (formerly ValiBio SA, “Belgian Volition”), which it acquired as of September 22, 2010, and Hypergenomics Pte. Limited (“Hypergenomics”), which it formed as of March 7, 2011. Belgian Volition, has two wholly-owned subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), which it formed as of November 13, 2015 and Volition America, Inc. (“Volition America”), which it formed as of February 3, 2017. Following the acquisition of Singapore Volition, the Company’s fiscal year end was changed from August 31 to December 31.

Note 2 – Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $69,435,324, has negative cash flows from operations, and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of these condensed consolidated financial statements.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by: (a) securing additional grant funds; (b) obtaining additional financing through debt or equity transactions; (c) granting licences to third parties in exchange for specified up-front and/or back end payments; and (d) developing and commercializing its products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018, and for all periods presented herein, have been made.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 – Summary of Significant Accounting Policies (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018. The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.  The condensed consolidated financial statements of the Company are expressed in United States Dollars. The Company’s fiscal year end is December 31.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2018 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition, Belgian Volition, Hypergenomics, Volition America and Volition Diagnostics. All significant intercompany balances and transactions have been eliminated in consolidation.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2018, 10,291,897 dilutive potential common shares from warrants and options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive loss, the Company has reclassified the prior year comparative three and nine-month amounts of research and development, sales and marketing and general and administrative expenses to be consistent with the current year classification.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 – Property and Equipment

The Company’s property and equipment consist of the following amounts as of September 30, 2018 and December 31, 2017:

				September 30,
				2018
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	348,782	151,455	197,327
Laboratory equipment	5 years	1,562,635	863,200	699,435
Office furniture and equipment	5 years	206,014	65,839	140,175
Buildings	30 years	1,522,512	80,342	1,442,170
Building improvements	5-15 years	652,379	67,231	585,148
Land	Not amortized	92,885	-	92,885

		4,385,207	1,228,067	3,157,140

				December 31,
				2017
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	239,133	93,422	145,711
Laboratory equipment	5 years	1,575,354	653,636	921,718
Office furniture and equipment	5 years	207,208	54,479	152,729
Buildings	30 years	1,571,004	43,632	1,527,372
Building improvements	5-15 years	673,157	35,748	637,409
Land	Not amortized	95,843	-	95,843

		4,361,699	880,917	3,480,782

During the nine-month periods ended September 30, 2018 and September 30, 2017, the Company recognized $406,986 and $306,180, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 5 – Intangible Assets

The Company’s intangible assets consist of intellectual property and patents, mainly acquired in the acquisition of Belgian Volition. The patents and intellectual property are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

September 30,
2018
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$

Patents	1,180,956	686,534	494,422

December 31,
2017
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$

Patents	1,213,314	636,917	576,397

During the nine-month periods ended September 30, 2018 and September 30, 2017, the Company recognized $69,584 and $65,182, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2018- remaining	$20,574
2019	$90,121
2020	$90,121
2021	$90,121
2022	$90,121
Greater than 5 years	$113,364
Total Intangible Assets	$494,422

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2017. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2017.

Note 6 – Related Party Transactions

See Note 7 for common stock issued to related parties and Note 8 for stock options and warrants issued to related parties. The Company has agreements with related parties for consultancy services which are accrued under management and directors’ fees payable (see condensed consolidated balance sheets).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Common Stock

As of September 30, 2018, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 35,031,225 and 26,519,394 shares were issued outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

On August 10, 2018, the Company issued to Cotterford Company Limited in a private placement offering (PIPE) 5 million shares of common stock at a price of $1.80 per share, for aggregate gross proceeds of $9.0 million. Additionally, the Company issued a warrant to purchase up to an additional 5 million shares of common stock at an exercise price of $3.00 per share payable in cash (see Note 8). This transaction resulted in Cotterford Company Limited being a significant shareholder and therefore a related party in accordance with accounting principles. The shares of common stock (including the shares underlying the warrant) were subsequently registered for resale on Form S-3 (declared effective by the SEC on October 15, 2018, File No. 333-227731).

On September 7, 2018, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), which agreement allows it to offer and sell shares of common stock having an aggregate offering price of up to $10.0 million from time to time pursuant to a shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248) through Oppenheimer acting as the Company’s agent and/or principal.  As of September 30, 2018, the Company had not sold any shares under the equity distribution agreement.

On September 7, 2018, an amendment to the 2015 Stock Incentive Plan (the “2015 Plan”) was approved by stockholders at the annual meeting to increase the number of shares of common stock available for issuance under the 2015 Plan by 750,000 shares to an aggregate maximum of 3,250,000 shares.

During the nine-month period ended September 30, 2018, 29,375 warrants were exercised to purchase shares of common stock at a price of $2.00 per share in cashless exercises that resulted in the issuance of 11,831 shares of common stock.

Note 8 – Warrants and Options

a)Warrants

The following table summarizes the changes in warrants outstanding of the Company during the nine-month period ended September 30, 2018:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2017	1,731,680	2.36
Granted	5,000,000	3.00
Exercised	(29,375)	2.00
Expired	(24,375)	2.98
Outstanding at September 30, 2018	6,677,930	2.84

Exercisable at September 30, 2018	1,552,930	2.35

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

a)Warrants (continued)

On August 10, 2018, in conjunction with the PIPE transaction (see Note 7), the Company issued to Cotterford Company Limited a warrant to purchase up to 5.0 million shares of common stock at an exercise price of $3.00 per share payable in cash (subject to adjustment pursuant to the terms of the warrant). The warrant has an expiration date of August 10, 2019 and is exercisable for a period of 6 months commencing on February 10, 2019.

Below is a table summarizing the warrants issued and outstanding as of September 30, 2018, which have a weighted average exercise price of $2.84 per share and an aggregate weighted average remaining contractual life of 0.82 years.

			Weighted
			Average
			Remaining
			Contractual	Proceeds to
Number	Number	Exercise	Life	Company if
Outstanding	Exercisable	Price ($)	(Years)	Exercised ($)
948,475	948,475	2.20	0.41	2,086,645
520,455	520,455	2.40	0.19	1,249,092
150,000	25,000	2.47	3.93	370,500
5,000,000	-	3.00	0.86	15,000,000
19,000	19,000	3.75	0.13	71,250
40,000	40,000	4.53	2.13	181,200
6,677,930	1,552,930			18,958,687

Warrant expense of $6,453 and $38,806 was recorded in the nine-months ended September 30, 2018 and September 30, 2017, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $19,137 and is expected to be recognized over a period of 2.3 years. As of September 30, 2018, the total intrinsic value of warrants was $486,792.

b)Options

The following table summarizes the changes in options outstanding of the Company during the nine-month period ended September 30, 2018:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2017	2,939,134	4.09
Granted	805,000	4.00
Exercised	-	-
Expired/Cancelled	(130,167)	5.00
Outstanding at September 30, 2018	3,613,967	4.03

Exercisable at September 30, 2018	2,813,967	4.04

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Warrants and Options (continued)

b)Options (continued)

Effective January 23, 2018, the Company granted stock options to purchase a total of 780,000 shares of common stock to various Company personnel (including directors, executives, members of management and employees) for services to the Company. These options vest on January 23, 2019 and expire 5 years after the vesting date, with an exercise price of $4.00 per share. The Company has calculated the estimated fair market value of these options at $1,930,265, using the Black-Scholes model and the following assumptions: term 6 years, stock price $3.75, exercise price $4.00, 75.4% volatility, 2.55% risk free rate, and no forfeiture rate.

Effective September 28, 2018, the Company granted stock options to purchase 25,000 shares of common stock to the Company controller for services to the Company. These options vest on September 28, 2019 and expire 5 years after the vesting date, with an exercise price of $4.00 per share. The Company has calculated the estimated fair market value of these options at $39,733, using the Black-Scholes model and the following assumptions: term 6 years, stock price $2.59, exercise price $4.00, 77.59% volatility, 3.01% risk free rate, and no forfeiture rate.

Below is a table summarizing the options issued and outstanding as of September 30, 2018, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016) and which have a weighted average exercise price of $4.03 per share and an aggregate weighted average remaining contractual life of 3.36 years. As of September 30, 2018, an aggregate of 789,000 shares of common stock remained available for future issuance under the 2015 Stock Incentive Plan.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
17,766	17,766	2.35	1.45	41,750
322,500	322,500	2.50	0.39	806,250
322,500	322,500	3.00	1.39	967,500
17,767	17,767	3.35	2.45	59,519
20,000	20,000	3.80	1.13	76,000
1,915,333	1,115,333	4.00	4.60	7,661,332
17,767	17,767	4.35	3.45	77,286
50,000	50,000	4.80	4.26	240,000
930,334	930,334	5.00	3.01	4,651,670
3,613,967	2,813,967			14,581,307

Stock option expense of $1,875,507 and $1,827,604 was recorded in the nine-months ended September 30, 2018 and September 30, 2017, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $647,899 and is expected to be recognized over a period of 0.99 years. As of September 30, 2018, the total intrinsic value of stock options was $33,289.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies

a)Capital Lease Obligations

In 2015, the Company entered into an equipment capital lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros.  As of September 30, 2018, the balance payable was $162,357.

In 2016, the Company entered into a real estate capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros.  As of September 30, 2018, the balance payable was $719,348.

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum payments as of September 30, 2018.

2018- remaining	$39,517
2019	$158,066
2020	$108,679
2021	$62,450
2022	$62,449
Greater than 5 years	$585,445
Total	$1,016,606
Less: Amount representing interest	$(134,901)
Present value of minimum lease payments	$881,705

b)Operating Lease Obligations

The Company also leases premises and facilities under operating leases with terms ranging from 12 months to 60 months. As of September 30, 2018, the annual non-cancelable operating lease payments on these leases are as follows:

2018- remaining	$55,987
2019	$65,722
2020	$52,864
2021	$14,315
Total Operating Lease Obligations	$188,888

c)Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid.  As of September 30, 2018, the grant balance repayable was $182,758.

On July 2, 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000 Euros.  Per the terms of the agreement, €181,500 Euros of the grant is to be repaid over 12 years commencing in 2020. As of September 30, 2018, the grant balance repayable was $175,610.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

c)Grants Repayable (continued)

As of September 30, 2018, the balance repayable was $358,368 and the annual payments remaining were as follows:

2018- remaining	$-
2019	$40,637
2020	$54,685
2021	$51,673
2022	$48,880
Greater than 5 years	$162,493
Total Grants Repayable	$358,368

d)Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%. As of September 30, 2018, the principal balance payable was $430,596.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%. As of September 30, 2018, the principal balance payable was $283,578.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%. As of September 30, 2018, the principal balance payable was $333,282.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%.  As of September 30, 2018, €500,000 Euros has been drawn down under this agreement and the principal balance payable was $580,530.

On June 27, 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with fixed interest rate of 4.00%. As of September 30, 2018, the principal balance payable was $580,531.

As of September 30, 2018, the total balance for long-term debt was $2,208,517 and the payments remaining were as follows:

2018- remaining	$84,417
2019	$491,364
2020	$698,181
2021	$625,288
2022	$271,653
Greater than 5 years	$323,200
Total	$2,494,103
Less: Amount representing interest	$(285,586)
Total Long-Term Debt	$2,208,517

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Commitments and Contingencies (continued)

e)Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with DKFZ, in Germany for a 3-year period for €338,984 Euros.  As of September 30, 2018, $87,079 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ, in Germany for a 5-year period for €400,000 Euros.  As of September 30, 2018, $232,212 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a collaborative research agreement with Munich University, in Germany for a 3-year period for €360,000 Euros.  As of September 30, 2018, $246,145 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a phase one clinical research agreement with Hvidovre Hospital, University of Copenhagen in Denmark for a 2-year period for DKK 15 million Danish Kroner.  As of September 30, 2018, $333,309 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the Regents of the University of Michigan (the “University of Michigan”) for a 3-year period for up to $3 million.  As of September 30, 2018, up to $2.0 million is still to be paid by the Company under this agreement.

On July 9, 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of September 30, 2018, $2.42 million is still to be paid by the Company under this agreement.

As of September 30, 2018, the total amount to be paid for future research and collaboration commitments was $5.32 million and the annual payments remaining were as follows:

2018- remaining	$1,065,521
2019	$2,399,450
2020	$963,774
2021	$892,500
Total Collaborative Agreement Obligations	$5,321,245

f)Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 10 – Subsequent Events

On October 16, 2018, 60,250 warrants were exercised at a price of $2.20 per share, for net cash proceeds to the Company of $132,550. As a result, a total of 60,250 shares of common stock were issued.

On October 16, 2018, 243,903 warrants were exercised at a price of $2.40 per share, for net cash proceeds to the Company of $585,367. As a result, a total of 243,903 shares of common stock were issued.

END NOTES TO CONDENSED CONSOLIDATED FINANCIALS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results, statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. For instance, if we fail to develop and commercialize diagnostic products, we may be unable to execute our plan of operations. Other risks and uncertainties include our failure to obtain necessary regulatory clearances or approvals to distribute and market future products in the clinical in-vitro diagnostics, or IVD, market; a failure by the marketplace to accept the products in our development pipeline or any other diagnostic products we might develop; we will face fierce competition and our intended products may become obsolete due to the highly competitive nature of the diagnostics market and its rapid technological change; and other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission, or the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements.

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

Company Overview

VolitionRx is a multi-national life sciences company developing simple, easy to use, cost effective blood tests designed to help diagnose a range of cancers. We hope that through earlier diagnosis we can help save and improve the quality of many people’s lives throughout the world.

Our tests are based mainly on the science of Nucleosomics®, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid - an indication that disease is present. We have developed a novel suite of blood assays for epigenetically altered circulating nucleosomes as biomarkers in cancer.  Nu.QTM products are simple, low-cost, ELISA platform tests and can incorporate other off patent, low cost ELISA tests in our panels (e.g. CEA, PSA, and CA125) for higher accuracy.

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

We are developing forty-eight Nu.Q blood-based assays to date to detect specific biomarkers that can be used individually or in combination to generate a profile which forms the basis of a product for a particular cancer or disease. We are also looking at a range of additional low-cost orthogonal ELISA markers that may add to the test accuracy while maintaining our aim of providing a low-cost test that requires only a small amount of blood.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of September 30, 2018, we had cash and cash equivalents of approximately $16.4 million.

Net cash used in operating activities was $11.1 million and $8.3 million for the nine-months ended September 30, 2018 and September 30, 2017, respectively. The increase in cash used in operating activities for the period ended September 30, 2018 when compared to same period in 2017 was primarily due to increased expenditures on research and development activities and general and administrative activities.

Net cash used in investing activities was $0.2 million and $1.3 million for the nine-months ended September 30, 2018 and September 30, 2017, respectively. The decrease in cash used in investing activities for the period ended September 30, 2018 when compared to same period in 2017 was primarily a result of the purchase of equipment and facility improvements for the new research and development facility in Belgium in 2017.

Net cash provided by financing activities was $17.3 million and $1.7 million for the nine-months ended September 30, 2018 and September 30, 2017, respectively. The increase in cash provided by financing activities for the period ended September 30, 2018 when compared to same period in 2017 was primarily the result of $7.8 million in net cash proceeds raised in March 2018 through the sale and issuance of 3.5 million shares of common stock in a public offering as well as $9.0 million in gross cash proceeds raised in August 2018 through a private placement of 5.0 million shares of common stock and a warrant to purchase up to an additional 5.0 million shares of common stock.

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors have included in their report on our audited financial statements for the fiscal year ended December 31, 2017 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

The following table summarizes our approximate contractual payments due by year as of September 30, 2018.

Approximate Payments (Including Interest) Due by Year

	Total	2018 (Remaining)	2019 - 2022	2023 +
Description	$	$	$	$
Capital Lease Obligations	1,016,606	39,517	391,644	585,445
Operating Lease Obligations	188,888	55,987	132,901	-
Grants Repayable	358,368	-	195,875	162,493
Long-Term Debt (1)	3,110,596	84,417	2,278,351	747,828
Collaborative Agreements Obligations	5,321,245	1,065,521	4,255,724	-
Total	9,995,703	1,245,442	7,254,495	1,495,766

(1) Long-term debt includes the total value of the SOFINEX line of credit of €1.0 million Euros although only €500,000 Euros had been drawn down as of September 30, 2018. See Note 9(d) to the Condensed Consolidated Financial Statements for further details.

Results of Operations

Comparison of the Three-Months Ended September 30, 2018 and September 30, 2017.

The following table sets forth our results of operations for the three-months ended on September 30, 2018 and September 30, 2017, respectively.

	Three-Months Ended September 30,		Increase	Percentage Increase
	2018	2017	(Decrease)	(Decrease)
	$	$	$	%
Revenue	-	-	-	-

Research and development	(2,737,856)	(2,133,470)	604,386	28%
General and administrative	(1,450,383)	(1,555,770)	(105,387)	(7)%
Sales and marketing	(259,302)	(185,795)	73,507	40%

Total Operating Expenses	(4,447,541)	(3,875,035)	572,506	15%

Interest expense	(29,108)	(17,619)	11,489	65%

Net Loss	(4,476,649)	(3,892,654)	583,995	15%

Net Loss per Share – Basic and Diluted	(0.14)	(0.15)	(0.01)	(7)%

Weighted Average Shares Outstanding - Basic and Diluted	32,826,924	26,512,195	6,314,729	24%

Revenues

Our operations are still predominantly in the research and development stage and we had no revenues during the three-months ended September 30, 2018 and September 30, 2017, respectively.

Operating Expenses

Total operating expenses increased to $4.4 million for the three-months ended September 30, 2018 from $3.9 million for the three-months ended September 30, 2017.

Research and Development Expenses

Research and development expenses increased to $2.7 million for the three-months ended September 30, 2018 from $2.1 million for the three-months ended September 30, 2017. This increase in overall research and development expenditures was primarily related to our participation in the trial with the University of Michigan and increased headcount during the period.

	Three-Months Ended September 30,
	2018	2017	Change
	$	$	$
Personnel expenses	856,507	598,898	257,609
Stock based compensation	126,879	135,873	(8,994)
Direct research and development expenses	1,473,140	1,136,098	337,042
Other research and development	131,739	125,546	6,193
Depreciation and amortization	149,591	137,055	12,536
Total Research and Development expenses	2,737,856	2,133,470	604,386

General and Administrative Expenses

General and administrative expenses decreased to $1.5 million for the three-months ended September 30, 2018, from $1.6 million for the three-months ended September 30, 2017. This decrease in overall general and administrative expenditures was primarily due to lower stock-based compensation costs during the period.

	Three-Months Ended September 30,
	2018	2017	Change
	$	$	$
Personnel expenses	548,867	580,378	(31,511)
Stock-based compensation	328,153	442,255	(114,102)
Legal and professional fees	371,700	394,650	(22,950)
Other general and administrative	192,894	132,805	60,089
Depreciation and amortization	8,769	5,682	3,087
Total General and Administrative expenses	1,450,383	1,555,770	(105,387)

Sales and Marketing Expenses

Sales and marketing expenses increased to $259,302 for the three-months ended September 30, 2018, from the $185,795 for the three-months ended September 30, 2017. This increase in overall sales and marketing expenditures was primarily related to increased staff costs during the period.

	Three-Months Ended September 30,
	2018	2017	Change
	$	$	$
Personnel expenses	206,527	89,913	116,614
Stock-based compensation	34,307	39,001	(4,694)
Direct marketing and professional fees	18,468	56,881	(38,413)
Total Sales and Marketing expenses	259,302	185,795	73,507

Other Expenses

For the three-months ended September 30, 2018, the Company’s other expenses were $29,108 compared to $17,619 for the three-months ended September 30, 2017.

Net Loss

For the three-months ended September 30, 2018, the Company’s net loss was $4.5 million, an increase of approximately $0.6 million, or 15%, in comparison to a net loss of $3.9 million for the three-months ended September 30, 2017. The change was a result of the factors described above.

Comparison of the Nine-Months Ended September 30, 2018 and September 30, 2017.

The following table sets forth our results of operations for the nine-months ended on September 30, 2018, and September 30, 2017, respectively.

	Nine-Months Ended September 30,		Increase	Percentage Increase
	2018	2017	(Decrease)	(Decrease)
	$	$	$	%
Revenue	-	-	-	-

Research and development	(7,847,531)	(5,619,085)	2,228,446	40%
General and administrative	(4,949,716)	(4,374,736)	574,980	13%
Sales and marketing	(845,253)	(662,245)	183,008	28%

Total Operating Expenses	(13,642,500)	(10,656,066)	2,986,434	28%

Interest expense	(78,646)	(50,259)	28,387	56%

Net Loss	(13,721,146)	(10,706,325)	3,014,821	28%

Net Loss per Share – Basic and Diluted	(0.46)	(0.41)	0.05	12%

Weighted Average Shares Outstanding - Basic and Diluted	30,071,635	26,343,101	3,728,534	14%

Revenues

Our operations are still predominantly in the research and development stage and we had no revenues during the nine-months ended September 30, 2018 and September 30, 2017, respectively.

Operating Expenses

Total operating expenses increased to $13.6 million for the nine-months ended September 30, 2018 from $10.7 million for the nine-months ended September 30, 2017.

Research and Development Expenses

Research and development expenses increased to $7.8 million for the nine-months ended September 30, 2018 from $5.6 million for the nine-months ended September 30, 2017. This increase in overall research and development expenditures was primarily related to antibody purchases, trial with the University of Michigan and increased headcount during the period.

	Nine-Months Ended September 30,
	2018	2017	Change
	$	$	$
Personnel expenses	2,685,961	1,900,835	785,126
Stock based compensation	466,908	484,262	(17,354)
Direct research and development expenses	4,031,317	2,249,950	1,781,367
Other research and development	213,774	628,920	(415,146)
Depreciation and amortization	449,571	355,118	94,453
Total Research and Development expenses	7,847,531	5,619,085	2,228,446

General and Administrative Expenses

General and administrative expenses increased to $4.9 million for the nine-months ended September 30, 2018, from $4.4 million for the nine-months ended September 30, 2017. This increase in overall general and administrative expenditures was primarily due to higher foreign exchange costs and legal costs in relation to the capital raises during the 2018 period.

	Nine-Months Ended September 30,
	2018	2017	Change
	$	$	$
Personnel expenses	1,629,390	1,581,948	47,442
Stock-based compensation	1,278,634	1,308,271	(29,637)
Legal and professional fees	1,209,772	987,389	222,383
Other general and administrative	804,921	491,151	313,770
Depreciation and amortization	26,999	5,977	21,022
Total General and Administrative expenses	4,949,716	4,374,736	574,980

Sales and Marketing Expenses

Sales and marketing expenses increased to $845,253 for the nine-months ended September 30, 2018, from the $662,245 for the nine-months ended September 30, 2017. This increase in overall sales and marketing expenditures was primarily related to increased marketing professional fees during the period.

	Nine-Months Ended September 30,
	2018	2017	Change
	$	$	$
Personnel expenses	515,704	446,542	69,162
Stock-based compensation	136,418	73,876	62,542
Direct marketing and professional fees	193,131	141,827	51,304
Total Sales and Marketing expenses	845,253	662,245	183,008

Other Expenses

For the nine-months ended September 30, 2018, the Company’s other expenses were $78,646 compared to $50,259 for the nine-months ended September 30, 2017.

Net Loss

For the nine-months ended September 30, 2018, the Company’s net loss was $13.7 million, an increase of approximately $3.0 million, or 28%, in comparison to a net loss of $10.7 million for the nine-months ended September 30, 2017. The change was a result of the factors described above.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.CONTROLS AND PROCEDURES

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2017, that our disclosure controls and procedures continue to not be effective as of September 30, 2018, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

Changes in Internal Control over Financial Reporting

The Audit Committee of the Board of Directors meets regularly with our financial management, and with the independent registered public accounting firm engaged by us. Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by the auditing standards adopted or established by the Public Company Accounting Oversight Board, or the PCAOB. In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by PCAOB Rule 3526 “Communicating with Audit Committees Concerning Independence.”

As of September 30, 2018, we did not maintain sufficient internal controls over financial reporting:

•due to a lack of adequate segregation of duties in some areas of Finance; and

•due to a lack of sufficient oversight in the area of Information Technology, where certain processes may affect the internal controls over financial reporting.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2018, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Common Stock Purchase Agreement, dated August 8, 2018, by and between the Company and Cotterford Company Limited, including the form of Warrant attached as Exhibit B thereto.	8-K	001-36833	10.1	8/9/18
10.2	Equity Distribution Agreement, dated September 7, 2018, by and between the Company and Oppenheimer & Co. Inc.	S-3	333-227248	1.2	9/10/18
10.3	2015 Stock Incentive Plan, as amended.	8-K	001-36833	10.1	9/11/18
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

VOLITIONRX LIMITED

Dated: November 8, 2018	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: November 8, 2018	By:	/s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)