Form 10-Q
period 2019-03-31
VOLITIONRX LTD
filed 2019-05-08
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number:  001-36833

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware	91-1949078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13215 Bee Cave Parkway

Suite 125, Galleria Oaks B

Austin, Texas 78738

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

As of May 7, 2019, there were 39,480,658 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

NucleosomicsTM and Nu.QTM and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	March 31,	December 31,
	2019	2018
	$	$
ASSETS	(UNAUDITED)

Current Assets
Cash and cash equivalents	16,166,272	13,427,222
Prepaid expenses	658,084	245,441
Other current assets	247,500	229,755
Total Current Assets	17,071,856	13,902,418

Property and equipment, net	3,024,512	3,119,643
Operating lease right-of-use assets	96,538	-
Intangible assets, net	437,766	466,905

Total Assets	20,630,672	17,488,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	602,142	807,162
Accrued liabilities	1,361,853	923,034
Management and directors’ fees payable	5,276	1,200
Current portion of long-term debt	467,754	416,553
Current portion of finance lease liabilities	143,118	145,150
Current portion of operating lease liabilities	46,747	-
Current portion of grant repayable	39,272	40,094
Total Current Liabilities	2,666,162	2,333,193

Long-term debt, net of current portion	1,797,227	1,984,262
Finance lease liabilities, net of current portion	669,123	720,013
Operating lease liabilities, net of current portion	50,349	-
Grant repayable, net of current portion	337,096	311,042
Total Long-Term Liabilities	2,853,795	3,015,317
Total Liabilities	5,519,957	5,348,510

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 37,813,991 shares and 35,335,378 shares, respectively	37,814	35,335
Additional paid-in capital	92,799,878	85,604,271
Accumulated other comprehensive income	199,597	223,651
Accumulated deficit	(77,926,574)	(73,722,801)
Total Stockholders’ Equity	15,110,715	12,140,456

Total Liabilities and Stockholders’ Equity	20,630,672	17,488,966

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended March 31,
	2019	2018
	$	$
Revenue	-	-

Operating Expenses

Research and development	2,474,559	2,423,202
General and administrative	1,217,876	1,842,093
Sales and marketing	284,280	364,144

Total Operating Expenses	3,976,715	4,629,439

Operating Loss	(3,976,715)	(4,629,439)

Other Expenses
Interest expense	30,101	22,982
Other expenses	196,957	-
Total Other Expenses	(227,058)	(22,982)

Provision for Income Taxes	-	-

Net Loss	(4,203,773)	(4,652,421)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	(24,054)	14,947

Net Comprehensive Loss	(4,227,827)	(4,637,474)

Net Loss per Share – Basic and Diluted	(0.12)	(0.17)

Weighted Average Shares Outstanding
– Basic and Diluted	36,212,897	27,265,249

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Three Months Ended March 31,
	2019	2018
	$	$

Operating Activities

Net loss	(4,203,773)	(4,652,421)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,848	156,362
Stock based compensation	338,331	895,226
Warrants issued for services	2,127	2,199
Financing costs for warrants modified	196,957	-

Changes in operating assets and liabilities:
Prepaid expenses	(412,643)	(192,323)
Other current assets	(17,745)	(155,521)
Accounts payable and accrued liabilities	277,441	439,943
Right-of-use operating lease liabilities	(11,440)	-
Net Cash Used In Operating Activities	(3,650,897)	(3,506,535)

Investing Activities
Purchases of property and equipment	(112,102)	(60,658)
Net Cash Used in Investing Activities	(112,102)	(60,658)

Financing Activities
Net proceeds from issuance of common shares	6,660,671	7,796,000
Proceeds from grants received	32,652	-
Payments on long term debt	(87,577)	(35,926)
Payments on finance lease obligations	(35,678)	(35,243)
Net Cash Provided By Financing Activities	6,570,068	7,724,831

Effect of foreign exchange on cash	(68,019)	(13,619)

Net Change in Cash	2,739,050	4,144,019

Cash and cash equivalents – Beginning of Period	13,427,222	10,116,263

Cash and cash equivalents – End of Period	16,166,272	14,260,282

Supplemental Disclosures of Cash Flow Information:
Interest paid	30,101	22,982
Income tax paid	-	-

Non-Cash Financing Activities:
Common Stock issued on cashless exercises of stock options	-	12

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Three Month Periods Ended March 31, 2019 and March 31, 2018

(Expressed in United States Dollars, except share numbers)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares #	Amount	Capital	Income (Loss)	Deficit	Total
		($)	$	$	$	$

Balance, December 31, 2018	35,335,378	35,335	85,604,271	223,651	(73,722,801)	12,140,456

Common stock issued for cash	2,478,613	2,479	6,658,192	-	-	6,660,671
Employee stock options granted for services	-	-	338,331	-	-	338,331
Warrants granted for services	-	-	2,127	-	-	2,127
Modification of financing warrants	-	-	196,957	-	-	196,957
Other comprehensive loss	-	-	-	(24,054)	-	(24,054)
Net loss for the period	-	-	-	-	(4,203,773)	(4,203,773)
Balance, March 31, 2019	37,813,991	37,814	92,799,878	199,597	(77,926,574)	15,110,715

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares #	Amount	Capital	Income (Loss)	Deficit	Total
		($)	$	$	$	$

Balance, December 31, 2017	26,519,394	26,519	65,774,870	(129,343)	(55,714,178)	9,957,868

Common stock issued for cash, net	3,500,000	3,500	7,792,500	-	-	7,796,000
Common stock issued for cashless exercise of warrants	11,399	12	(12)	-	-	-
Employee stock options granted for services	-	-	895,226	-	-	895,226
Warrants granted for services	-	-	2,199	-	-	2,199
Other comprehensive income	-	-	-	14,947	-	14,947
Net loss for the period	-	-	-	-	(4,652,421)	(4,652,421)
Balance, March 31, 2018	30,030,793	30,031	74,464,783	(114,396)	(60,366,599)	14,013,819

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Nature of Operations

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

The Company’s principal business objective through its subsidiaries is to develop and bring to market simple, easy to use, cost effective blood tests designed to help diagnose a range of cancers and other diseases.  The tests are based on the science of Nucleosomics, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – an indication that disease is present.  The Company has one wholly-owned subsidiary, Singapore Volition.  Singapore Volition has one wholly-owned subsidiary, Belgian Volition SPRL, a Belgium private limited liability company formerly known as ValiBio SA (“Belgian Volition”), which it acquired as of September 22, 2010.  Belgian Volition has two wholly-owned subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), which was formed as of November 13, 2015 and Volition America, Inc. (“Volition America”), which was formed as of February 3, 2017.  Following the acquisition of Singapore Volition in 2011, the Company’s fiscal year end was changed from August 31 to December 31.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses since inception of $77.9 million, has negative cash flows from operations, and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of these condensed consolidated financial statements.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by (a) securing additional grant funds, (b) obtaining additional financing through debt or equity transactions, (c) granting licenses to third parties in exchange for specified up-front and/or back-end payments and (d) developing and commercializing its products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019, and for all periods presented herein, have been made.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance U.S. GAAP have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 13, 2019. The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full years.  The condensed consolidated financial statements of the Company are expressed in United States Dollars. The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances and stock-based compensation.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2019 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition, Belgian Volition, Volition America, and Volition Diagnostics. All significant intercompany balances and transactions have been eliminated in consolidation.

Leases

In February of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 - Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January 1, 2019 using the optional modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $110,630 and operating lease liability of $110,630. Due to the simplistic nature of the Company's leases, no retained earnings adjustment was required. See Note 9(b) for further details.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2019, 7,724,055 potential common shares equivalents from warrants and options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Recent Accounting Pronouncements

The Company has implemented all other new applicable accounting pronouncements that are in effect. The Company does not believe that there are any other new applicable accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of March 31, 2019 and December 31, 2018:

				March 31,
				2019
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	384,040	193,325	190,715
Laboratory equipment	5 years	1,707,181	993,225	713,956
Office furniture and equipment	5 years	199,945	83,594	116,351
Buildings	30 years	1,471,384	102,163	1,369,221
Building improvements	5-15 years	630,471	85,968	544,503
Land	Not amortized	89,766	-	89,766

		4,482,787	1,458,275	3,024,512

				December 31,
				2018
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	344,383	166,750	177,633
Laboratory equipment	5 years	1,673,215	928,841	744,374
Office furniture and equipment	5 years	204,129	75,137	128,992
Buildings	30 years	1,502,171	91,785	1,410,386
Building improvements	5-15 years	643,663	77,049	566,614
Land	Not amortized	91,644	-	91,644

		4,459,205	1,339,562	3,119,643

During the three months ended March 31, 2019 and March 31, 2018, the Company recognized $145,683 and $137,705 respectively, in depreciation expense.

Note 5 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents and intellectual property are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

March 31,
2019
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$

Patents	1,146,839	709,073	437,766

December 31,
2018
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$

Patents	1,167,383	700,478	466,905

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 5 - Intangible Assets (continued)

During the three months ended March 31, 2019, and March 31, 2018, the Company recognized $22,103 and $23,682, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2019 - remaining	$63,765
2020	$87,497
2021	$87,497
2022	$87,497
2023	$87,497
Greater than 5 years	$24,013
Total Intangible Assets	$437,766

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

Note 7 - Common Stock

As of March 31, 2019, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 37,813,991 and 35,335,378 shares were issued outstanding as of March 31, 2019 and December 31, 2018, respectively.

Issuances Upon Warrant Exercises

From January 30, 2019 to February 26, 2019, 754,475 warrants were exercised at a price of $2.20 per share, for gross cash proceeds to the Company of $1.66 million. As a result, a total of 754,475 shares of common stock were issued.

On March 8, 2019, Cotterford Company Limited exercised 1,724,138 warrants at a price of $2.90 per share, for gross cash proceeds to the Company of $5 million. As a result, a total of 1,724,138 shares of common stock were issued.

Equity Distribution Agreement

On September 7, 2018, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), which agreement allows it to offer and sell shares of common stock having an aggregate offering price of up to $10.0 million from time to time pursuant to a shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248) through Oppenheimer acting as the Company’s agent and/or principal. As of March 31, 2019, the Company had not sold any shares under the equity distribution agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Warrants and Options

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the three month period ended March 31, 2019:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2018	6,107,617	2.88
Granted	-	-
Exercised	(2,478,613)	2.68
Expired	(133,750)	2.20
Outstanding at March 31, 2019	3,495,254	2.99

Exercisable at March 31, 2019	3,370,254	3.01

Effective March 5, 2019, the Company entered into an amendment to an outstanding warrant to purchase up to an aggregate of 5.0 million shares of our common stock, originally issued to Cotterford Company Limited, a significant stockholder, in connection with an equity financing completed on or about August 10, 2018.  The amendment temporarily reduced the exercise price of such warrant from $3.00 per share to $2.90 per share through the close of business on March 8, 2019.  On March 8, 2019, Cotterford Company Limited partially exercised the warrant for 1,724,138 shares of our common stock at $2.90 per share resulting in gross proceeds of $5.0 million.  The warrant remains exercisable through August 10, 2019 for the remaining balance of 3,275,862 shares of common stock at a price of $3.00 per share. As a result of this amendment, $196,957 was recorded in other expenses.

During the quarter ended March 31, 2019, 2,478,613 warrants were exercised (including the exercise by Cotterford Company Limited referenced above) for gross cash proceeds to the Company of $6.66 million. Refer to Note 7 for the details of these exercises.

Below is a table summarizing the warrants issued and outstanding as of March 31, 2019, which have an aggregate weighted average remaining contractual life of 0.50 years.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
29,392	29,392	2.40	0.75	70,541
150,000	25,000	2.47	3.43	370,500
3,275,862	3,275,862	3.00	0.36	9,827,586
40,000	40,000	4.53	1.63	181,200
3,495,254	3,370,254			10,449,827

Warrant expense of $2,127 and $2,199 was recorded in the three months ended March 31, 2019 and March 31, 2018, respectively. Total remaining unrecognized compensation cost related to unvested warrants is approximately $14,885 and is expected to be recognized over a period of 1.8 years. As of March 31, 2019, the total intrinsic value of warrants was $960,949.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Warrants and Options (continued)

b) Options

The following table summarizes the changes in options outstanding of the Company during the three month period ended March 31, 2019:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2018	3,498,801	4.00
Granted	730,000	3.25
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at March 31, 2019	4,228,801	3.87

Exercisable at March 31, 2019	3,473,801	4.00

Effective February 11, 2019, the Company granted stock options to purchase 730,000 shares of common stock to various Company personnel (including directors, executives, members of management and employees) for services to the Company. These options vest on February 11, 2020 and expire 5 years after the vesting date, with an exercise price of $3.25 per share. The Company has calculated the estimated fair market value of these options at $1,569,816, using the Black-Scholes model and the following assumptions: term 6 years, stock price $3.16, exercise price $3.25, 77.86% volatility, 2.52% risk free rate, and no forfeiture rate.

Below is a table summarizing the options issued and outstanding as of March 31, 2019, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 3.73 years. As of March 31, 2019, a total of 69,000 shares of common stock remained available for future issuance under the 2015 Stock Incentive Plan.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
17,766	17,766	2.35	0.95	41,750
322,500	322,500	2.50	1.39	806,250
322,500	322,500	3.00	1.39	967,500
730,000	-	3.25	5.87	2,372,500
17,767	17,767	3.35	1.95	59,519
20,000	20,000	3.80	2.13	76,000
1,911,167	1,886,167	4.00	3.17	7,644,669
17,767	17,767	4.35	2.95	77,286
50,000	50,000	4.80	3.76	240,000
819,334	819,334	5.00	2.73	4,096,670
4,228,801	3,473,801			16,382,144

Stock option expense of $338,331 and $895,226 was recorded in the three months ended March 31, 2019 and March 31, 2018, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $1,381,839 and is expected to be recognized over a period of 0.87 years. As of March 31, 2019, the total intrinsic value of stock options was $338,490.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 - Commitments and Contingencies

a) Finance Lease Obligations

In 2015, the Company entered into an equipment finance lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros.  As of March 31, 2019, the balance payable was $112,347.

In 2016, the Company entered into a real estate finance lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros.  As of March 31, 2019, the balance payable was $673,787.

In 2018, the Company entered into a finance lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000 Euros. The leased equipment is amortized on a straight line basis over 5 years. As of March 31, 2019, the balance payable was $26,107.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2019.

2019 - remaining	$121,733
2020	$114,584
2021	$69,907
2022	$61,762
2023	$60,353
Greater than 5 years	$505,433
Total	$933,772
Less: Amount representing interest	$(121,531)
Present value of minimum lease payments	$812,241

b) Operating Lease Right-of-Use Obligations

The Company adopted Topic 842 on January 1, 2019. The Company elected to adopt this standard using the optional modified retrospective transition method and recognized a cumulative-effect adjustment to the condensed consolidated balance sheet on the date of adoption. Comparative periods have not been restated. With the adoption of Topic 842, the Company’s condensed consolidated balance sheet now contains the following line items: Operating lease right-of-use assets, Current portion of operating lease liabilities and Operating lease liabilities, net of current portion.

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 4.50% and the weighted average remaining lease term is 26 months.

As of March 31, 2019, operating lease right-of-use assets and liabilities arising from operating leases was $96,538 and $97,096, respectively. During the three months ended March 31, 2019, cash paid for amounts included for the measurement of lease liabilities was $12,494 and the Company recorded operating lease expense of $13,052.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2019.

2019 - remaining	$37,536
2020	$49,296
2021	$14,835
Total Operating Lease Obligations	$101,667
Less: Amount representing interest	$(4,571)
Present Value of minimum lease payments	$97,096

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 - Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Obligations (continued)

The Company’s office spaces are short term. The Company has elected not to recognize them on the balance sheet under the short-term recognition exemption. During the three months ended March 31, 2019, $45,264 was recognized in short-term lease costs associated with office space leases. The annual payments remaining for short term office leases were as follows:

2019 - remaining	$128,953
2020	$13,708
Total Lease Obligations	$142,661

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid.by instalments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 Euros to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 Euros and the 6% royalty on revenue, is twice the amount of funding received. As of March 31, 2019, the grant balance repayable was $176,620.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000 Euros.  Per the terms of the agreement, €181,500 Euros of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 Euros and the 3.53% royalty on revenue, is equal to the amount of funding received. As of March 31, 2019, the grant balance repayable was $199,748.

As of March 31, 2019, the total grant balance repayable was $376,368 and the annual payments remaining were as follows:

2019 - remaining	$39,272
2020	$52,849
2021	$49,939
2022	$47,239
2023	$48,408
Greater than 5 years	$138,661
Total Grants Repayable	$376,368

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 - Commitments and Contingencies (continued)

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%.  As of March 31, 2019, the principal balance payable was $375,675.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%.  As of March 31, 2019, the principal balance payable was $265,523.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%.  As of March 31, 2019, the principal balance payable was $258,722.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%.  As of March 31, 2019, €750,000 Euros has been drawn down under this agreement and the principal balance payable was $841,552.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with fixed interest rate of 4.00%. As of March 31, 2019, the principal balance payable was $523,509.

As of March 31, 2019, the total balance for long-term debt payable was $2,264,981 and the payments remaining were as follows:

2019 - remaining	$373,355
2020	$674,736
2021	$604,290
2022	$447,953
2023	$233,898
Greater than 5 years	$198,788
Total	$2,533,020
Less: Amount representing interest	$(268,039)
Total Long-Term Debt	$2,264,981

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with DKFZ, in Germany for a 3-year period for €338,984 Euros.  As of March 31, 2019, $84,155 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ, in Germany for a 5-year period for €400,000 Euros.  As of March 31, 2019, $224,414 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a collaborative research agreement with Munich University, in Germany for a 3-year period for €360,000 Euros.  As of March 31, 2019, $298,471 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the University of Michigan for a 3-year period for up to $3 million.  As of March 31, 2019, up to $1.50 million is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of March 31, 2019, $2.04 million is still to be paid by the Company under this agreement.

As of March 31, 2019, the total amount to be paid for future research and collaboration commitments was approximately $4.15 million and the annual payments remaining were as follows:

2019 - remaining	$2,262,077
2020	$992,463
2021	$892,500
Total Collaborative Agreement Obligations	$4,147,040

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 - Commitments and Contingencies (continued)

f) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 10 - Subsequent Events

On April 30, 2019, stock options to purchase 30,000 shares of common stock expired unexercised.

On May 1, 2019, the Company entered into a research collaboration agreement with the University of Taiwan to collect a total of 1,200 samples for a 2-year period for a cost to the Company of $320,000 payable over such period.

On May 3, 2019, Cotterford Company Limited partially exercised its warrant for 1,666,667 shares of our common stock at $3.00 per share resulting in the issuance of 1,666,667 shares of common stock for gross proceeds of $5.0 million. The warrant remains exercisable through August 10, 2019 for the remaining balance of 1,609,195 shares of common stock at a price of $3.00 per share.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results, statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

You should read this Report in its entirety, together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 13, 2019, or our Annual Report, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

Company Overview

VolitionRx Limited is a multi-national life sciences company developing simple, easy to use, cost effective blood tests designed to help diagnose a range of cancers and other diseases. We hope that through earlier diagnosis we can help save and improve the quality of many people’s lives throughout the world.

Our tests are based on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid - an indication that disease is present. We are developing a novel suite of blood assays for epigenetically altered circulating nucleosomes as biomarkers in cancer and other diseases. Nu.QTM products aim to be simple, low-cost, enzyme-linked immunosorbent assay, or ELISA, platform tests and can incorporate other biomarkers such as anti-inflammatory markers and/or off patent low cost ELISA tests in our panels (e.g., CEA, PSA, and CA125) for higher accuracy.

Our diagnostic target in the blood includes the same tumor chromosome fragment as targeted by ctDNA tests, but our approach is to test for chromosome protein and nucleic acid changes in intact chromosome fragments by ELISA, rather than chemically extracting, amplifying, and sequencing the circulating tumor DNA, or ctDNA and discarding the rest of the nucleosome. ELISA is possible because the targets of our tests occur globally across all nucleosomes within a tumor cell, whereas individual ctDNA changes must be identified within the three billion base-pair genomes. This means that the targets of our tests are exponentially more prevalent in circulating blood, and detectable using simple laboratory methods.

We are developing blood-based tests for the most prevalent cancers focusing on colorectal cancer, lung cancer, prostate cancer and pancreatic cancer, using our Nucleosomics biomarker discovery platform. Our development pipeline includes assays to be used for symptomatic patients, asymptomatic (screening) patients and high-risk populations. The platform employs a range of simple Nu.Q immunoassays on industry standard ELISA formats, which allows rapid quantification of epigenetic changes in biofluids (whole blood, plasma, serum, sputum, urine etc.) compared to other approaches such as bisulfite conversion and polymerase chain reaction. We are researching the use of our assays across multiple platforms worldwide.

We believe that given the global prevalence of cancer and the low cost, accessible routine nature of our tests, Nu.Q will eventually be used throughout the world. Our launch sequence is determined to a large extent by regulatory hurdles - consequently, we aim to launch in Europe and Asia, and subsequently in the United States. We plan to work with partners and/or distributors to commercialize Nu.Q worldwide. Additionally, we are working on complete Nucleosome analysis (Nu.Q Capture). The goal of this project is to investigate ways to specifically target for ctDNA. The ability of enriching for ctDNA will allow us to use mass spectrometry to analyze histone and DNA modifications and moreover to sequence the DNA present around the nucleosomes. This extremely valuable information might enable cancer diagnosis to identify the tissue of origin of that given cancer.

In addition to human diagnostics we are also researching the use of the Nu.Q technology in veterinary applications.  An initial proof of concept study demonstrated that nucleosomes can be detected in dogs and therefore, the potential to differentiate cancer from other diseases. We will now test Nu.Q Vet in larger trials in veterinary medicine. Our extensive intellectual property portfolio includes coverage of veterinary medicine applications.

The U.S. is currently the largest veterinary market in the world and has a clearly defined regulatory pathway via the USDA, requiring fewer and smaller clinical studies than the FDA process for human diagnostics.  This generally allows a much faster route to revenue for veterinary products as compared to human products.

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

Our future as an operating business will depend on our ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain our operations.  Management plans to address the above as needed by: (a) securing additional grant funds, (b) obtaining additional equity or debt financing, (c) granting licenses to third parties in exchange for specified up-front and/or back end payments, and (d) developing and commercializing our products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of March 31, 2019, we had cash and cash equivalents of approximately $16.2 million.

Net cash used in operating activities was $3.7 million and $3.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The increase in cash used in operating activities for the period ended March 31, 2019 when compared to the same period in 2018 was primarily due to increased expenditures on research and development activities.

Net cash used in investing activities was at $112,102 and $60,658 for the three months ended March 31, 2019 and March 31, 2018, respectively. The increase was primarily due to an investment in software and equipment in the laboratory.

Net cash provided by financing activities was $6.6 million and $7.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease in cash provided by financing activities for the period ended March 31, 2019 when compared to the same period in 2018 was primarily due to $6.7 million in cash received from the exercise of warrants in 2019 compared to $7.8 million in net cash proceeds raised through the sale and issuance of 3.5 million shares of common stock in 2018.

The following table summarizes our approximate contractual payments due by period as of March 31, 2019:

Approximate Payments (Including Interest) Due by Period
	Total	2019 (Remaining)	2020 - 2023	2024 +
Description	$	$	$	$
Finance Lease Obligations	933,772	121,733	306,606	505,433
Operating Lease Obligations	244,328	166,489	77,839	-
Grants Repayable	376,368	39,272	198,435	138,661
Long-Term Debt (1)	2,813,537	373,355	1,960,873	479,309
Collaborative Agreements Obligations	4,147,040	2,262,077	1,884,963	-
Total	8,515,045	2,962,926	4,428,716	1,123,403

(1)Long-term debt includes the total value of the SOFINEX line of credit of €1.0 million Euros although only €750,000 Euros had been drawn down as of March 31, 2019 and €250,000 Euros remains available to draw. See Note 9(d) to the condensed consolidated financial statements for further details.

We intend to use our cash reserves to predominantly fund further research and development activities. We do not currently have any source of revenues and expect to rely on additional future financing, through the sale of equity or debt securities, or the sale of licensing rights, to provide sufficient funding to execute our strategic plan. There is no assurance that we will be successful in raising further funds.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018.

The following table sets forth our results of operations for the three months ended on March 31, 2019, and March 31, 2018, respectively.

	Three Months Ended March 31,		Increase	Percentage Increase
	2019	2018	(Decrease)	(Decrease)
	$	$	$	%
Revenue	-	-	-	-

Research and development	(2,474,559)	(2,423,202)	51,357	2%
General and administrative	(1,217,876)	(1,842,093)	(624,217)	(34%)
Sales and marketing	(284,280)	(364,144)	(79,864)	(22%)

Total Operating Expenses	(3,976,715)	(4,629,439)	(652,724)	(14%)

Interest expense	(30,101)	(22,982)	7,119	31%
Other expenses	(196,957)	-	196,957	-%
Total Other Expenses	(227,058)	(22,982)	204,076	-%

Net Loss	(4,203,773)	(4,652,421)	(448,648)	(10%)

Net Loss per Share – Basic and Diluted	(0.12)	(0.17)	(0.05)	(29%)

Weighted Average Shares Outstanding - Basic and Diluted	36,212,897	27,265,249	8,947,648	33%

Revenues

Our operations are still predominantly in the research and development stage and we had no revenues during the three months ended March 31, 2019 and March 31, 2018, respectively.

Operating Expenses

Total operating expenses decreased to $4.0 million for the three months ended March 31, 2019 from $4.6 million for the three months ended March 31, 2018.

Research and Development Expenses

Research and development expenses increased to $2.5 million for the three months ended March 31, 2019 from $2.4 million for the three months ended March 31, 2018. This increase in overall research and development expenditures was primarily related to higher laboratory expenses and collaborative agreement costs offset by less stock based compensation.

	Three Months Ended March 31,
	2019	2018	Change
	$	$	$
Personnel expenses	933,120	962,340	(29,220)
Stock based compensation	94,991	214,507	(119,516)
Direct research and development expenses	1,012,154	920,732	91,422
Other research and development	263,676	173,341	90,335
Depreciation and amortization	170,618	152,282	18,336
Total Research and Development expenses	2,474,559	2,423,202	51,357

General and Administrative Expenses

General and administrative expenses decreased to $1.2 million for the three months ended March 31, 2019, from $1.8 million for the three months ended March 31, 2018. This decrease in overall general and administrative expenditures was primarily due to lower stock based compensation charges and legal expenses during the period.

	Three Months Ended March 31,
	2019	2018	Change
	$	$	$
Personnel expenses	615,604	545,084	70,520
Stock-based compensation	195,064	619,495	(424,431)
Legal and professional fees	309,458	576,253	(266,795)
Other general and administrative	88,523	92,156	(3,633)
Depreciation and amortization	9,227	9,105	122
Total General and Administrative expenses	1,217,876	1,842,093	(624,217)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $284,280 for the three months ended March 31, 2019, from the $364,144 for the three months ended March 31, 2018. This decrease was primarily related to a decrease in marketing and professional fees during the period.

	Three Months Ended March 31,
	2019	2018	Change
	$	$	$
Personnel expenses	157,839	154,917	2,922
Stock-based compensation	50,403	63,423	(13,020)
Direct marketing and professional fees	76,038	145,804	(69,766)
Total Sales and Marketing expenses	284,280	364,144	(79,864)

Other Expenses

For the three months ended March 31, 2019, the Company’s total other expenses were $227,058 compared to $22,982 for the three months ended March 31, 2018. This increase was primarily related to the amendment to the Cotterford warrants which resulted in a $196,957 expense.

Net Loss

For the three months ended March 31, 2019, the Company’s net loss was $4.2 million, a decrease of $0.5 million, or 10%, in comparison to a net loss of $4.7 million for the three months ended March 31, 2018. The change was a result of the factors described above.

Going Concern

We have not attained profitable operations and are dependent upon obtaining external financing to continue to pursue our operational and strategic plans. For these reasons, management has determined that there is substantial doubt that the business will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2018, that our disclosure controls and procedures continue not to be effective as of March 31, 2019, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

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

As of March 31, 2019, we did not maintain sufficient internal controls over financial reporting:

•due to a lack of adequate segregation of duties in some areas of Finance;

•due to a lack of sufficient oversight in the area of IT, where certain processes may affect the internal controls over financial reporting; and

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2019, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II OTHER INFORMATION

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

VOLITIONRX LIMITED

Dated: May 8, 2019	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: May 8, 2019	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)