Form 10-Q
period 2019-06-30
VOLITIONRX LTD
filed 2019-08-12
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-36833

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		91-1949078 (I.R.S. Employer Identification No.)
13215 Bee Cave Parkway Suite 125, Galleria Oaks B Austin, Texas 78738 (Address of principal executive offices) +1 (646) 650–1351 (Registrant’s telephone number, including area code

Securities required to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on which Registered
Common Stock	VNRX	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2019, there were 41,089,853 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC. Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.QTM and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30,	December 31,
	2019	2018
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	18,510,727	13,427,222
Prepaid expenses	540,274	245,441
Other current assets	193,119	229,755

Total Current Assets	19,244,120	13,902,418

Property and equipment, net	3,037,631	3,119,643
Operating lease right-of-use assets	179,158	-
Intangible assets, net	420,191	466,905
Total Assets	22,881,100	17,488,966

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	1,318,576	807,162
Accrued liabilities	1,266,490	923,034
Management and directors’ fees payable	45,536	1,200
Current portion of long-term debt	562,751	416,553
Current portion of finance lease liabilities	144,433	145,150
Current portion of operating lease liabilities	80,118	-
Current portion of grant repayable	79,589	40,094
Total Current Liabilities	3,497,493	2,333,193

Long-term debt, net of current portion	1,956,119	1,984,262
Finance lease liabilities, net of current portion	642,711	720,013
Operating lease liabilities, net of current portion	100,028	-
Grant repayable, net of current portion	301,784	311,042

Total Long-Term Liabilities	3,000,642	3,015,317

Total Liabilities	6,498,135	5,348,510

STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 39,480,658 shares and 35,335,378 shares, respectively	39,481	35,335
Additional paid-in capital	98,177,719	85,604,271
Accumulated other comprehensive Income	249,510	223,651
Accumulated deficit	(82,083,745)	(73,722,801)

Total Stockholders’ Equity	16,382,965	12,140,456

Total Liabilities and Stockholders’ Equity	22,881,100	17,488,966

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

Research and development	2,478,930	2,686,473	4,953,489	5,109,675
General and administrative	1,407,002	1,643,681	2,624,878	3,485,774
Sales and marketing	238,124	235,366	522,404	599,510

Total Operating Expenses	4,124,056	4,565,520	8,100,771	9,194,959

Operating Loss	(4,124,056)	(4,565,520)	(8,100,771)	(9,194,959)

Other Expenses
Interest expense	33,115	26,556	63,216	49,538
Other expenses	–	–	196,957	–

Total Other Expenses	(33,115)	(26,556)	(260,173)	(49,538)

Provision for Income Taxes	-	-	-	-

Net Loss	(4,157,171)	(4,592,076)	(8,360,944)	(9,244,497)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	49,913	132,157	25,859	147,104

Net Comprehensive Loss	(4,107,258)	(4,459,919)	(8,335,085)	(9,097,393)

Net Loss Per Share – Basic and Diluted	(0.11)	(0.15)	(0.22)	(0.32)

Weighted Average Shares Outstanding
– Basic and Diluted	38,876,262	30,027,260	37,266,356	28,655,711

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Six Months ended June 30,
	2019	2018
	$	$
Operating Activities
Net loss	(8,360,944)	(9,244,497)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,909	317,981
Loss on disposal of property and equipment	-	(41)
Stock-based compensation	715,838	1,388,295
Warrants issued for services	4,127	4,326
Financing costs for warrants modified	196,957	-

Changes in operating assets and liabilities:
Prepaid expenses	(294,833)	(174,504)
Other current assets	36,636	(188,285)
Accounts payable and accrued liabilities	938,433	1,406,197
Right-of-use assets operating leases liabilities	(25,598)	-

Net Cash Used In Operating Activities	(6,423,475)	(6,490,528)

Investing Activities
Purchases of property and equipment	(236,831)	(125,513)

Net Cash Used In Investing Activities	(236,831)	(125,513)

Financing Activities
Net proceeds from issuances of common shares	11,660,546	7,796,001
Proceeds from grants repayable	32,652	-
Proceeds from long-term debt	282,513	875,652
Payments on long-term debt	(147,421)	(332,856)
Payments on grants repayable	-	(40,863)
Payments on finance lease obligations	(71,165)	(72,524)

Net Cash Provided By Financing Activities	11,757,125	8,225,410

Effect of foreign exchange on cash	(13,314)	168,534

Net Change in Cash	5,083,505	1,777,903

Cash and cash equivalents – Beginning of Period	13,427,222	10,116,263

Cash and cash equivalents – End of Period	18,510,727	11,894,166

Supplemental Disclosures of Cash Flow Information:
Interest paid	63,216	49,737

Non-Cash Financing Activities:
Common Stock issued on cashless exercises of stock options	-	12
Offering costs from issuance of common stock	-	604,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the Six Months ended June 30, 2019 and June 30, 2018

(Expressed in United States Dollars, except share numbers)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	#	$	$	$	$	$
Balance, December 31, 2018	35,335,378	35,335	85,604,271	223,651	(73,722,801)	12,140,456

Common stock issued for cash	2,478,613	2,479	6,658,192	-	-	6,660,671
Employee stock options granted for services	-	-	338,331	-	-	338,331
Warrants granted for services	-	-	2,127	-	-	2,127
Modification of financing warrants	-	-	196,957	-	-	196,957
Foreign currency translation	-	-	-	(24,054)	-	(24,054)
Net loss for the period	-	-	-	-	(4,203,773)	(4,203,773)
Balance, March 31, 2019	37,813,991	37,814	92,799,878	199,597	(77,926,574)	15,110,715

Common stock issued for cash	1,666,667	1,667	4,998,334	-	-	5,000,001
Employee stock options granted for services	-	-	377,507	-	-	377,507
Warrants granted for services	-	-	2,000	-	-	2,000
Foreign currency translation	-	-	-	49,913	-	49,913
Net loss for the period	-	-	-	-	(4,157,171)	(4,157,171)
Balance, June 30, 2019	39,480,658	39,481	98,177,719	249,510	(82,083,745)	16,382,965

Balance, December 31, 2017	26,519,394	26,519	65,774,870	(129,343)	(55,714,178)	9,957,868

Common stock issued for cash	3,500,000	3,500	7,792,500	-	-	7,796,000
Common stock issued for cashless exercise of warrants	11,399	12	(12)	-	-	-
Employee stock options granted for services	-	-	895,226	-	-	895,226
Warrants granted for services	-	-	2,199	-	-	2,199
Foreign currency translation	-	-	-	14,947	-	14,947
Net loss for the period	-	-	-	-	(4,652,421)	(4,652,421)
Balance, March 31, 2018	30,030,793	30,031	74,464,783	(114,396)	(60,366,599)	14,013,819

Common stock issued for cash	432	-	-	-	-	-
Employee stock options granted for services	-	-	493,070	-	-	493,070
Warrants granted for services	-	-	2,127	-	-	2,127
Foreign currency translation	-	-	-	132,157	-	132,157
Net loss for the period	-	-	-	-	(4,592,076)	(4,592,076)
Balance, June 30, 2018	30,031,225	30,031	74,959,980	17,761	(64,958,675)	10,049,097

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

The Company’s principal business objective through its subsidiaries is to develop and bring to market simple, easy to use, cost effective blood tests designed to help diagnose a range of cancers and other diseases. The tests are based on the science of Nucleosomics, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – since changes in these parameters are an indication that disease is present. The Company has one wholly-owned subsidiary, Singapore Volition. Singapore Volition has one wholly-owned subsidiary, Belgian Volition SPRL, a Belgium private limited liability company formerly known as ValiBioSA (“Belgian Volition”), which it acquired as of September 22, 2010. Belgian Volition has three wholly-owned subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), which was formed as of November 13, 2015, Volition America, Inc. (“Volition America”), which was formed as of February 3, 2017, and Volition Veterinary Diagnostics Development LLC (“Volition Vet”), which was formed as of June 3, 2019. Following the acquisition of Singapore Volition in 2011, the Company’s fiscal year end was changed from August 31 to December 31.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $82.1 million, has negative cash flows from operations, and currently has no revenues, which creates substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of these condensed consolidated financial statements.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2019, and for all periods presented herein, have been made.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance U.S. GAAP have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 13, 2019. The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full years. The condensed consolidated financial statements of the Company are expressed in United States Dollars. The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, impairment of long-lived assets and stock-based compensation.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended June 30, 2019 include the accounts of the Company and its wholly-owned subsidiaries, Singapore Volition, Belgian Volition, Volition Diagnostics, Volition America and Volition Vet. All significant intercompany balances and transactions have been eliminated in consolidation.

Leases

In February of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 - Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January 1, 2019 using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $110,630 and operating lease liability of $110,630. Due to the simplistic nature of the Company's leases, no retained earnings adjustment was required. See Note 9(b) for further details.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2019, 6,023,221 potential common shares equivalents from warrants and options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of June 30, 2019 and December 31, 2018:

				June 30,
				2019
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	399,015	222,180	176,835
Laboratory equipment	5 years	1,827,398	1,095,906	731,492
Office furniture and equipment	5 years	217,080	94,848	122,232
Buildings	30 years	1,490,951	115,945	1,375,006
Building improvements	5-15 years	638,855	97,748	541,107
Land	Not amortized	90,959	-	90,959

		4,664,258	1,626,627	3,037,631

				December 31,
				2018
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	344,383	166,750	177,633
Laboratory equipment	5 years	1,673,215	928,841	744,374
Office furniture and equipment	5 years	204,129	75,137	128,992
Buildings	30 years	1,502,171	91,785	1,410,386
Building improvements	5-15 years	643,663	77,049	566,614
Land	Not amortized	91,644	-	91,644

		4,459,205	1,339,562	3,119,643

During the six-month periods ended June 30, 2019 and June 30, 2018, the Company recognized $322,131 and $271,347, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents and intellectual property are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

June 30,
2019
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Patents	1,159,896	739,705	420,191

December 31,
2018
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Patents	1,167,383	700,478	466,905

During the six-month periods ended June 30, 2019 and June 30, 2018, the Company recognized $43,778 and $46,863, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2019- remaining	$42,770
2020	$88,501
2021	$88,501
2022	$88,501
2023	$88,501
Greater than 5 years	$23,417
Total Intangible Assets	$420,191

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

Note 7 - Common Stock

As of June 30, 2019, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 39,480,658 and 35,335,378 shares were issued outstanding as of June 30, 2019 and December 31, 2018, respectively.

On June 14, 2019, an amendment to the 2015 Stock Incentive Plan (the “2015 Plan”) was approved by the stockholders at the annual meeting to increase the number of shares of common stock available for issuance under the 2015 Plan by 1,000,000 shares to an aggregate maximum of 4,250,000.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

Issuances Upon Warrant Exercises

From January 30, 2019 to February 26, 2019, warrants to purchase 754,475 shares of our common stock were exercised at a price of $2.20 per share, for gross proceeds to the Company of approximately $1.66 million.

On March 8, 2019, Cotterford Company Limited partially exercised its warrant and purchased 1,724,138 shares of our common stock at a price of $2.90 per share, for gross proceeds to the Company of $5.0 million.

On May 3, 2019, Cotterford Company Limited partially exercised its warrant and purchased 1,666,667 shares of our common stock at a price of $3.00 per share, for gross proceeds to the Company of $5.0 million.

Equity Distribution Agreement

On September 7, 2018, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), which agreement allows it to offer and sell shares of common stock having an aggregate offering price of up to $10.0 million from time-to-time pursuant to a shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248) through Oppenheimer acting as the Company’s agent and/or principal. As of June 30, 2019, the Company had not sold any shares under the equity distribution agreement.

Note 8 – Warrants and Options

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the six-month period ended June 30, 2019:

		Weighted Average Exercise Price ($)
	Number of Warrants
Outstanding at December 31, 2018	6,107,617	2.88
Granted	-	-
Exercised	(4,145,280)	2.81
Expired	(133,750)	2.20
Outstanding at June 30, 2019	1,828,587	2.98

Exercisable at June 30, 2019	1,703,587	3.02

Effective March 5, 2019, the Company entered into an amendment to an outstanding warrant to purchase up to an aggregate of 5.0 million shares of our common stock, originally issued to Cotterford Company Limited, a significant stockholder, in connection with an equity financing completed on or about August 10, 2018. The amendment temporarily reduced the exercise price of such warrant from $3.00 per share to $2.90 per share through the close of business on March 8, 2019. As a result of this amendment $196,957 was recorded in other expenses.

On March 8, 2019, Cotterford Company Limited partially exercised its warrant and purchased 1,724,138 shares of our common stock at $2.90 per share resulting in gross proceeds to the Company of $5.0 million.

On May 3, 2019, Cotterford Company Limited partially exercised its warrant and purchased 1,666,667 shares of our common stock at $3.00 per share resulting in gross proceeds of $5.0 million to the Company. As of June 30, 2019, the warrant remained exercisable through August 10, 2019 for the remaining balance of 1,609,195 shares of common stock at a price of $3.00 per share.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

a) Warrants (continued)

During 2019, warrants to purchase an aggregate of 4,145,280 shares of our common stock were exercised (including the exercises by Cotterford Company Limited referenced above) for gross cash proceeds to the Company of approximately of $11.7 million. Refer to Note 7 for the details of these exercises.

Below is a table summarizing the warrants issued and outstanding as of June 30, 2019, which have an aggregate weighted average remaining contractual life of 0.42 years.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
29,392	29,392	2.40	0.5	70,541
150,000	25,000	2.47	3.19	370,500
1,609,195	1,609,195	3.00	0.11	4,827,585
40,000	40,000	4.53	1.38	181,200
1,828,587	1,703,587			5,449,826

Warrant expense of $4,127 and $4,326 was recorded in the six months ended June 30, 2019 and June 30, 2018, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $12,759 and is expected to be recognized over a period of 1.5 years. As of June 30, 2019, the total intrinsic value of warrants was $347,537.

b) Options

The following table summarizes the changes in options outstanding of the Company during the six-month period ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price ($)

Outstanding at December 31, 2018	3,498,801	4.00
Granted	730,000	3.25
Exercised	-	-
Expired/Cancelled	(34,167)	3.34
Outstanding at June 30, 2019	4,194,634	3.88

Exercisable at June 30, 2019	3,469,634	4.00

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

b) Options (continued)

Below is a table summarizing the options issued and outstanding as of June 30, 2019, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 3.47 years. As of June 30, 2019, a total of 1,099,000 shares of common stock remained available for future issuance under the 2015 Stock Incentive Plan.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
17,766	17,766	2.35	0.70	41,750
322,500	322,500	2.50	1.14	806,250
322,500	322,500	3.00	1.14	967,500
700,000	-	3.25	5.62	2,275,000
17,767	17,767	3.35	1.70	59,520
20,000	20,000	3.80	1.88	76,000
1,907,000	1,882,000	4.00	3.53	7,628,000
17,767	17,767	4.35	2.70	77,286
50,000	50,000	4.80	3.51	240,000
819,334	819,334	5.00	2.48	4,096,670

4,194,634	3,469,634			16,267,976

Stock option expense of $715,838 and $1,388,295 was recorded in the six months ended June 30, 2019 and June 30, 2018, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $940,273 and is expected to be recognized over a period of 0.62 years. As of June 30, 2019, the total intrinsic value of stock options was $265,585.

Note 9 – Commitments and Contingencies

a) Finance Lease Obligations

In 2015, the Company entered into an equipment finance lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros. As of June 30, 2019, the balance payable was $91,053.

In 2016, the Company entered into a real estate finance lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros. As of June 30, 2019, the balance payable was $671,793.

In 2018, the Company entered into a finance lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000 Euros. The leased equipment is amortized on a straight-line basis over 5 years. As of June 30, 2019, the balance payable was. $24,298.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

a) Finance Lease Obligations (continued)

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2019.

2019 - remaining	$82,236
2020	$116,108
2021	$70,836
2022	$62,584
2023	$61,155
Greater than 5 years	$512,155
Total	$905,074
Less: Amount representing interest	$(117,930)
Present Value of minimum lease payments	$787,144

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 4.45% and the weighted average remaining lease term is 24 months.

As of June 30, 2019, operating lease right-of-use assets and liabilities arising from operating leases were $179,158 and $180,146, respectively. During the six months ended June 30, 2019, cash paid for amounts included for the measurement of lease liabilities was $25,171 and the Company recorded operating lease expense of $28,306.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2019.

2019 - remaining	$41,900
2020	$83,756
2021	$50,064
2022	$14,838
Total Operating Lease Obligations	$190,558
Less: Amount representing interest	$(10,412)
Present Value of minimum lease payments	$180,146

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

b) Operating Lease Right-of-Use Obligations (continued)

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the six months ended June 30, 2019, $87,335 was recognized in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2019 - remaining	$79,587
2020	$13,347
Total Lease Obligations	$92,934

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid by instalments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 Euros to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 Euros and the 6% royalty on revenue, is twice the amount of funding received. As of June 30, 2019, the grant balance repayable was $178,969.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000 Euros. Per the terms of the agreement, €181,500 Euros of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 Euros and the 3.53% royalty on revenue, is equal to the amount of funding received. As of June 30, 2019, the grant balance repayable was $202,404.

As of June 30, 2019, the total grant balance repayable was $381,373 and the annual payments remaining were as follows:

2019 - remaining	$39,795
2020	$53,552
2021	$50,603
2022	$47,867
2023	$49,052
2024 - Greater than 5 years	$140,504
Total Grants Repayable	$381,373

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%. As of June 30, 2019, the principal balance payable was $368,743.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%. As of June 30, 2019, the principal balance payable was $264,683.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%. As of June 30, 2019, the principal balance payable was $243,541.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%. As of June 30, 2019, €1 million Euros has been drawn down under this agreement and the principal balance payable was $1,136,993.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

d) Long-Term Debt (continued)

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with fixed interest rate of 4.00%. As of June 30, 2019, the principal balance payable was $504,910.

As of June 30, 2019, the total balance for long-term debt payable was $2,518,870 and the payments remaining were as follows:

2019 - remaining	$307,650
2020	$683,708
2021	$612,326
2022	$453,910
2023	$356,511
Greater than 5 years	$375,818
Total	$2,789,923
Less: Amount representing interest	$(271,053)
Total Long-Term Debt	$2,518,870

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with DKFZ in Germany for a 3-year period for €338,984 Euros. As of June 30, 2019, $85,274 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a 5-year period for €400,000 Euros. As of June 30, 2019, $227,400 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a collaborative research agreement with Munich University in Germany for a 3-year period for €360,000 Euros. As of June 30, 2019, $166,001 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the University of Michigan for a 3-year period for up to $3 million. As of June 30, 2019, up to $1.50 million is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of June 30, 2019, $2.04 million is still to be paid by the Company under this agreement.

On May 1, 2019, the Company entered into a research collaboration agreement with the University of Taiwan to collect a total of 1,200 samples for a 2-year period for a cost to the Company of up to $320,000 payable over such period. As of June 30, 2019, $320,000 is still to be paid by the Company under this agreement.

As of June 30, 2019, the total amount to be paid for future research and collaboration commitments was approximately $4.34 million and the annual payments remaining were as follows:

2019- remaining	$2,228,250
2020	$1,121,925
2021	$988,500
Total Collaborative Agreement Obligations	$4,338,675

f) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 10 – Subsequent Events

On July 1, 2019, the Company modified the performance criteria for certain vesting milestones on an employee warrant agreement and, as a result, the Company re-measured warrants held by an employee, to purchase 125,000 shares of common stock at an exercise price of $2.47 per share. These warrants vest on achievement of certain business objectives and expire 3 years from the date of vesting.

On July 24, 2019, Cotterford Company Limited exercised the remaining balance of its warrant and purchased 1,609,195 shares of the Company’s common stock at $3.00 per share for gross proceeds to the Company of $4.8 million.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Our tests are based mainly on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – since changes in these parameters are an indication that disease is present. We are developing a novel suite of blood assays for epigenetically-altered circulating nucleosomes as biomarkers in cancer and other diseases. Nu.QTM products are simple, low-cost, enzyme-linked immunosorbent assay, or ELISA, platform tests and can incorporate other biomarkers such as anti-inflammatory markers and/or off patent, low cost ELISA tests in our panels (e.g. CEA, PSA, and CA125) for higher accuracy.

Our diagnostic target in the blood includes the same tumor chromosome fragment as targeted by ctDNA tests, but our approach is to test for chromosome protein and nucleic acid changes in intact chromosome fragments by ELISA, rather than chemically extracting, amplifying, and sequencing the circulating tumor DNA, or ctDNA, and discarding the rest of the nucleosome. ELISA is possible because the targets of our tests occur globally across all nucleosomes within a tumor cell, whereas individual ctDNA changes must be identified within the three billion base-pair genomes. This means that the targets of our tests are exponentially more prevalent in circulating blood, and detectable using simple laboratory methods.

We are developing blood-based tests for the most prevalent cancers focusing on colorectal cancer, lung cancer, prostate cancer and pancreatic cancer, using our Nucleosomics biomarker discovery platform. Our development pipeline includes assays to be used for symptomatic patients, asymptomatic (screening) patients and high-risk populations. The platform employs a range of simple Nu.Q immunoassays on industry standard ELISA formats, which allows rapid quantification of epigenetic changes in biofluids (whole blood, plasma, serum, sputum, urine, etc.) compared to other approaches such as bisulfite conversion and polymerase chain reaction. We are researching the use of our assays across multiple platforms worldwide.

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

In addition to human diagnostics we are also researching the use of the Nu.Q technology in veterinary applications. An initial proof of concept study demonstrated that nucleosomes can be detected in dogs and, therefore, the potential to differentiate cancer from other diseases. We will now test Nu.Q Vet in larger trials in veterinary medicine. Our extensive intellectual property portfolio includes coverage of veterinary medicine applications.

The U.S. is currently the largest veterinary market in the world and has a clearly defined regulatory pathway via the USDA, requiring fewer and smaller clinical studies than the FDA process for human diagnostics. This generally allows a much faster route to revenue for veterinary products as compared to human products.

.

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

Our future as an operating business will depend on our ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain our operations. Management plans to address the above as needed by: (a) securing additional grant funds; (b) obtaining additional equity or debt financing; (c) granting licenses to third parties in exchange for specified up-front and/or back-end payments; and (d) developing and commercializing our products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of June 30, 2019, we had cash and cash equivalents of approximately $18.5 million.

Net cash used in operating activities was $6.4 million and $6.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The decrease in cash used in operating activities was primarily due to decreased expenditures on research and development and general and administrative activities.

Net cash used in investing activities was $0.2 million and $0.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The increase was primarily due to investment in software and laboratory equipment.

Net cash provided by financing activities was $11.8 million and $8.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The increase in cash provided by financing activities for the period ended June 30, 2019 when compared to same period in 2018 was primarily due to $11.7 million in cash received from the exercise of warrants in 2019 compared to $7.8 million in net cash proceeds through the sale and issuance of 3.5 million shares of common stock in 2018.

The following table summarizes our approximate contractual payments due by year as of June 30, 2019:

Approximate Payments (Including Interest) Due by Year

	Total	2019 (Remaining)	2020 - 2023	2024 +
Description	$	$	$	$
Capital Lease Obligations	905,074	82,236	310,683	512,155
Operating Lease Obligations	283,492	121,487	147,167	14,838
Grants Repayable	381,373	39,795	201,074	140,504
Long-Term Debt	2,789,923	307,650	2,106,455	375,818
Collaborative Agreements Obligations	4,338,675	2,228,250	2,110,425	-
Total	8,698,537	2,779,418	4,875,804	1,043,315

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

The following table sets forth our results of operations for the three months ended on June 30, 2019 and June 30, 2018, respectively:

	Three Months ended June 30,		Increase (Decrease) $	Percentage Increase (Decrease) %
	2019 $	2018 $

Revenue	-	-	-	-%

Research and development	(2,478,930)	(2,686,473)	(207,543)	(8%)
General and administrative	(1,407,002)	(1,643,681)	(236,679)	(14%)
Sales and marketing	(238,124)	(235,366)	2,758	1%

Total Operating Expenses	(4,124,056)	(4,565,520)	(441,464)	(10%)

Interest expense	(33,115)	(26,556)	6,559	25%
Other expenses	-	-	-	-%

Total Other Expenses	(33,115)	(26,556)	6,559	25%

Provision for Income Taxes	-	-	-	-%

Net Loss	(4,157,171)	(4,592,076)	(434,905)	(9%)

Net Loss Per Share – Basic and Diluted	(0.11)	(0.15)	(0.04)	(27%)

Weighted Average Shares Outstanding - Basic and Diluted	38,876,262	30,027,260	8,849,002	29%

Revenues

Our operations are still predominantly in the research and development stage and we had no revenues during the three months ended June 30, 2019 and June 30, 2018, respectively.

Operating Expenses

Total operating expenses decreased to $4.1 million from $4.6 million for the three months ended June 30, 2019 and June 30, 2018, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $2.5 million for the three months ended June 30, 2019 from $2.7 million for the three months ended June 30, 2018. This decrease in overall research and development expenditures was primarily due to less work undertaken with our collaborator partners and a receipt of a grant from the Walloon Region, offset by increased laboratory costs.

	Three Months ended June 30,
	2019	2018	Change
	$	$	$
Personnel expenses	932,333	867,114	65,219
Stock-based compensation	104,055	125,522	(21,467)
Direct research and development expenses	1,208,742	1,626,742	(418,000)
Other research and development	59,480	(80,603)	140,083
Depreciation and amortization	174,320	147,698	26,622
Total research and development expenses	2,478,930	2,686,473	(207,543)

General and Administrative Expenses

General and administrative expenses decreased to $1.4 million for the three months ended June 30, 2019, from $1.6 million for the three months ended June 30, 2018. This decrease in overall general and administrative expenditures was primarily due to lower foreign exchange costs and lower stock–based compensation charges.

	Three Months ended June 30,
	2019	2018	Change
	$	$	$
Personnel expenses	565,657	523,224	42,433
Stock-based compensation	235,701	330,986	(95,285)
Legal and professional fees	321,859	261,819	60,040
Other general and administrative	272,041	518,527	(246,486)
Depreciation and amortization	11,744	9,125	2,619
Total general and administrative expenses	1,407,002	1,643,681	(236,679)

Sales and Marketing Expenses

Sales and marketing expenses increased to $238,124 for the three months ended June 30, 2019, from $235,366 for the three months ended June 30, 2018. This increase in overall sales and marketing expenditures was primarily related to increased staff costs during the period.

	Three Months ended June 30,
	2019	2018	Change
	$	$	$
Personnel expenses	169,945	166,475	3,470
Stock-based compensation	39,877	38,688	1,189
Direct marketing and professional fees	28,302	30,203	(1,901)
Total sales and marketing expenses	238,124	235,366	2,758

Other Expenses

The Company’s other expenses increased to $33,115 compared to $26,556 for the three months ended June 30, 2019 and June 30, 2018, respectively. This increase was primarily due to additional interest payments on long-term debt.

Net Loss

For the three months ended June 30, 2019, the Company’s net loss was $4.2 million, a decrease of approximately $0.4 million, or 9%, in comparison to a net loss of $4.6 million for the three months ended June 30, 2018. The change was a result of the factors described above.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

The following table sets forth our results of operations for the six months ended on June 30, 2019 and June 30, 2018, respectively:

	Six Months Ended June 30,		Increase	Percentage Increase
	2019	2018	(Decrease)	(Decrease)
	$	$	$	%
Revenue	-	-	-	-%

Research and development	(4,953,489)	(5,109,675)	(156,186)	(3%)
General and administrative	(2,624,878)	(3,485,774)	(860,896)	(25%)
Sales and marketing	(522,404)	(599,510)	(77,106)	(13%)

Total Operating Expenses	(8,100,771)	(9,194,959)	(1,094,188)	(12%)

Interest expense	(63,216)	(49,538)	13,678	28%
Other expenses	(196,957)	-	196,957	-%

Total Other Expenses	(260,173)	(49,538)	210,635	425%

Provision for Income Taxes	-	-	-	-%

Net Loss	(8,360,944)	(9,244,497)	(883,553)	(10%)

Net Loss Per Share – Basic and Diluted	(0.22)	(0.32)	(0.10)	(31%)

Weighted Average Shares Outstanding - Basic and Diluted	37,266,356	28,655,711	8,610,645	30%

Revenues

Our operations are still predominantly in the research and development stage and we had no revenues during the six months ended June 30, 2019 and June 30, 2018, respectively.

Operating Expenses

Total operating expenses decreased to $8.1 million from $9.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $5.0 million for the six months ended June 30, 2019, from $5.1 million for the six months ended June 30, 2018. This decrease in overall research and development expenditures was primarily due to less work undertaken with our collaborator partners and receipt of a grant from the Walloon Region, offset by increased laboratory costs.

	Six Months Ended June 30,
	2019	2018	Change
	$	$	$
Personnel expenses	1,864,322	1,829,454	34,868
Stock-based compensation	199,046	340,029	(140,983)
Direct research and development expenses	2,222,030	2,558,177	(336,147)
Other research and development	323,153	82,035	241,118
Depreciation and amortization	344,938	299,980	44,958
Total research and development expenses	4,953,489	5,109,675	(156,186)

General and Administrative Expenses

General and administrative expenses decreased to $2.6 million for the six months ended June 30, 2019, from $3.5 million for the six months ended June 30, 2018. This decrease in overall general and administrative expenditures was primarily due to lower foreign exchange costs, lower stock–based compensation charges and decreased legal fees due to less capital raising activities.

	Six Months Ended June 30,
	2019	2018	Change
	$	$	$
Personnel expenses	1,181,261	1,068,308	112,953
Stock-based compensation	430,765	950,481	(519,716)
Legal and professional fees	631,317	838,072	(206,755)
Other general and administrative	360,564	610,683	(250,119)
Depreciation and amortization	20,971	18,230	2,741
Total general and administrative expenses	2,624,878	3,485,774	(860,896)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $522,404 for the six months ended June 30, 2019, from the $599,510 for the six months ended June 30, 2018. This decrease in overall sales and marketing expenditures was primarily due to decreased marketing professional fees during the period.

	Six Months Ended June 30,
	2019	2018	Change
	$	$	$
Personnel expenses	327,784	321,392	6,392
Stock-based compensation	90,280	102,111	(11,831)
Direct marketing and professional fees	104,340	176,007	(71,667)
Total sales and marketing expenses	522,404	599,510	(77,106)

Other Expenses

For the six months ended June 30, 2019, the Company’s total other expenses increased to $260,173 from $49,538 for the six months ended June 30, 2018. This increase was primarily due the exercise of warrants to purchase approximately 1.7 million shares of our common stock by Cotterford Company Limited at an amended price of $2.90 which resulted in a $196,957 expense.

Net Loss

For the six months ended June 30, 2019, the Company’s net loss was $8.4 million, a decrease of approximately $0.9 million, or 10%, in comparison to a net loss of $9.2 million for the six months ended June 30, 2018. The change was a result of the factors described above.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2018, that our disclosure controls and procedures continue to not be effective as of June 30, 2019, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

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

As of June 30, 2019, we did not maintain sufficient internal controls over financial reporting due to insufficient:

•segregation of duties in some areas of Finance;

•oversight in the area of IT, where certain processes may affect the internal controls over financial reporting; and

•monitoring of review controls with respect to accounting for complex transactions.

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2019, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VOLITIONRX LIMITED

Dated: August 12, 2019	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

Dated: August 12, 2019	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer
(Authorized Signatory and Principal Financial and Accounting Officer)