Form 10-Q
period 2019-09-30
VOLITIONRX LTD
filed 2019-11-12
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes  [   ]No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X]Yes  [   ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ]Yes [X]No

As of November 6, 2019, there were 41,092,340 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL, Volition Diagnostics UK Limited and Volition America, Inc., as well as its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC. Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.QTM and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

PART    I     FINANCIAL   INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	September 30,	December 31,
	2019	2018
	$	$
ASSETS	(UNAUDITED)

Current Assets
Cash and cash equivalents	19,697,169	13,427,222
Accounts receivable	16,031	-
Prepaid expenses	409,074	245,441
Other current assets	184,856	229,755
Total Current Assets	20,307,130	13,902,418

Property and equipment, net	2,889,554	3,119,643
Operating lease right-of-use assets	193,918	-
Intangible assets, net	386,038	466,905
Total Assets	23,776,640	17,488,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	509,276	807,162
Accrued liabilities	1,868,994	923,034
Management and directors’ fees payable	48,775	1,200
Current portion of long-term debt	570,921	416,553
Current portion of finance lease liabilities	116,920	145,150
Current portion of operating lease liabilities	90,270	-
Current portion of grant repayable	38,174	40,094
Total Current Liabilities	3,243,330	2,333,193

Long-term debt, net of current portion	1,732,354	1,984,262
Finance lease liabilities, net of current portion	603,503	720,013
Operating lease liabilities, net of current portion	106,181	-
Grant repayable, net of current portion	289,492	311,042
Total Long-Term Liabilities	2,731,530	3,015,317

Total Liabilities	5,974,860	5,348,510

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 41,092,340 shares and 35,335,378 shares, respectively	41,092	35,335
Additional paid-in capital	103,374,419	85,604,271
Accumulated other comprehensive income	650,819	223,651
Accumulated deficit	(86,264,550)	(73,722,801)

Total Stockholders’ Equity	17,801,780	12,140,456

Total Liabilities and Stockholders’ Equity	23,776,640	17,488,966

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
	$	$	$	$

Revenues
Service	16,204	-	16,204	-
Royalty	892	-	892	-

Total Revenues	17,096	-	17,096	-

Operating Expenses

Research and development	2,642,610	2,737,856	7,596,097	7,847,531
General and administrative	1,354,992	1,450,383	4,020,893	4,949,716
Sales and marketing	195,641	259,302	718,047	845,253
Total Operating Expenses	4,193,243	4,447,541	12,335,037	13,642,500

Operating Loss	(4,176,147)	(4,447,541)	(12,317,941)	(13,642,500)

Other Income (Expenses)
Interest income	27,633	-	68,656	-
Interest expense	(32,291)	(29,108)	(95,507)	(78,646)
Other expenses	-	-	(196,957)	-

Total Other Expenses	(4,658)	(29,108)	(223,808)	(78,646)

Provision for Income Taxes	-	-	-	-
Net Loss	(4,180,805)	(4,476,649)	(12,541,749)	(13,721,146)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	401,309	46,350	427,168	193,454
Net Comprehensive Loss	(3,779,496)	(4,430,299)	(12,114,581)	(13,527,692)

Net Loss Per Share – Basic and Diluted	(0.10)	(0.14)	(0.33)	(0.46)

Weighted Average Shares Outstanding
– Basic and Diluted	39,880,246	32,826,924	38,538,394	30,071,635

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Nine Months ended September 30,
	2019	2018
	$	$
Operating Activities
Net loss	(12,541,749)	(13,721,146)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560,826	474,536
Loss on disposal of property and equipment	-	1,766
Stock-based compensation	1,084,312	1,875,507
Warrants issued for services	6,379	6,453
Financing costs for warrants modified	196,957	-

Changes in operating assets and liabilities:
Prepaid expenses	(163,638)	(204,673)
Other current assets	44,904	202,290
Accounts receivable	(16,031)	-
Accounts payable and accrued liabilities	735,211	261,383
Right-of-use assets operating leases liabilities	(48,475)	-

Net Cash Used In Operating Activities	(10,141,304)	(11,103,884)

Investing Activities
Purchases of property and equipment	(359,502)	(183,541)

Net Cash Used In Investing Activities	(359,502)	(183,541)

Financing Activities
Net proceeds from issuances of common shares	16,488,257	16,796,000
Proceeds from grants repayable	32,652	177,079
Proceeds from long-term debt	282,513	875,418
Payments on long-term debt	(262,661)	(369,915)
Payments on grants repayable	(39,261)	(40,864)
Payments on finance lease obligations	(106,616)	(103,999)
Net Cash Provided By Financing Activities	16,394,884	17,333,719

Effect of foreign exchange on cash	375,869	211,871

Net Change in Cash	6,269,947	6,258,165

Cash and cash equivalents – Beginning of Period	13,427,222	10,116,263

Cash and cash equivalents – End of Period	19,697,169	16,374,428

Supplemental Disclosures of Cash Flow Information:
Interest paid	95,507	78,646

Non-Cash Financing Activities:
Common Stock issued on cashless exercises of stock options	2	12
Offering costs from issuance of common stock	-	604,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Nine Months ended September 30, 2019 and September 30, 2018

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	#	$	$	$	$	$
Balance, December 31, 2018	35,335,378	35,335	85,604,271	223,651	(73,722,801)	12,140,456

Common stock issued for cash	2,478,613	2,479	6,658,192	-	-	6,660,671
Employee stock options granted for services	-	-	338,331	-	-	338,331
Warrants granted for services	-	-	2,127	-	-	2,127
Modification of financing warrants	-	-	196,957	-	-	196,957
Foreign currency translation	-	-	-	(24,054)	-	(24,054)
Net loss for the period	-	-	-	-	(4,203,773)	(4,203,773)
Balance, March 31, 2019	37,813,991	37,814	92,799,878	199,597	(77,926,574)	15,110,715

Common stock issued for cash	1,666,667	1,667	4,998,334	-	-	5,000,001
Employee stock options granted for services	-	-	377,507	-	-	377,507
Warrants granted for services	-	-	2,000	-	-	2,000
Foreign currency translation	-	-	-	49,913	-	49,913
Net loss for the period	-	-	-	-	(4,157,171)	(4,157,171)
Balance, June 30, 2019	39,480,658	39,481	98,177,719	249,510	(82,083,745)	16,382,965

Common stock issued for cash	1,609,195	1,609	4,825,976	-	-	4,827,585
Common stock issued for cashless exercise of stock options	2,487	2	(2)	-	-	-
Employee stock options granted for services	-	-	368,474	-	-	368,474
Warrants granted for services	-	-	2,252	-	-	2,252
Foreign currency translation	-	-	-	401,309	-	401,309
Net loss for the period	-	-	-	-	(4,180,805)	(4,180,805)
Balance, September 30, 2019	41,092,340	41,092	103,374,419	650,819	(86,264,550)	17,801,780

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Nine Months ended September 30, 2019 and September 30, 2018 (continued)

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	#	$	$	$	$	$

Balance, December 31, 2017	26,519,394	26,519	65,774,870	(129,343)	(55,714,178)	9,957,868

Common stock issued for cash	3,500,000	3,500	7,792,500	-	-	7,796,000
Common stock issued for cashless exercise of warrants	11,399	12	(12)	-	-	-
Employee stock options granted for services	-	-	895,226	-	-	895,226
Warrants granted for services	-	-	2,199	-	-	2,199
Foreign currency translation	-	-	-	14,947	-	14,947
Net loss for the period	-	-	-	-	(4,652,421)	(4,652,421)
Balance, March 31, 2018	30,030,793	30,031	74,464,783	(114,396)	(60,366,599)	14,013,819

Common stock issued for cash	432	-	-	-	-	-
Employee stock options granted for services	-	-	493,070	-	-	493,070
Warrants granted for services	-	-	2,127	-	-	2,127
Foreign currency translation	-	-	-	132,157	-	132,157
Net loss for the period	-	-	-	-	(4,592,076)	(4,592,076)
Balance, June 30, 2018	30,031,225	30,031	74,959,980	17,761	(64,958,675)	10,049,097

Common stock issued for cash	5,000,000	5,000	8,995,000	-	-	9,000,000
Employee stock options granted for services	-	-	487,211	-	-	487,211
Warrants granted for services	-	-	2,127	-	-	2,127
Foreign currency translation	-	-	-	46,350	-	46,350
Net loss for the period	-	-	-	-	(4,476,649)	(4,476,649)
Balance, September 30, 2018	35,031,225	35,031	84,444,318	64,111	(69,435,324)	15,108,136

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2019. The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, as compared to the significant accounting policies disclosed in Note 3 of the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to impairment of long-lived assets and stock-based compensation.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2019 include the accounts of the Company and its wholly owned subsidiaries Singapore Volition Pte. Limited (“Singapore Volition”), Belgian Volition SPRL (“Belgian Volition”), Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America Inc. (“Volition America”), as well as its majority-owned subsidiary Volition Veterinary Diagnostics Development, LLC (“Volition Vet”). All intercompany balances and transactions have been eliminated in consolidation.  Except as otherwise indicated by the context, references to the “Company,” “we” and “our” are references to VolitionRx Limited and its subsidiaries.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, we consider interest bearing deposits with original maturity date of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. At September 30, 2019, cash and cash equivalents totaled approximately $19.7 million, of which $13.1 million was held in an overnight money market account.

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At September 30, 2019, the accounts receivable balance was $16,031.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Beginning in 2014, Financial Accounting Standards Board (“FASB”) issued several Accounting Standards Updates establishing Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”).  ASC 606 replaces most industry-specific revenue recognition guidance in U.S. GAAP with a new principles-based, five-step revenue recognition model.  The Company adopted ASC 606 effective January 1, 2019. Under ASC 606, the Company recognizes revenues when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company  recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation(s).

The Company generates revenue from its license agreement with Active Motif, Inc. (“Active Motif”) for the sale of Research Use Only kits from which the Company receives royalties. In addition, revenue is received from external third parties for services the Company performs for them in its laboratory.

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

Royalty

The Company receives royalty revenues on the net sales recognized during the period in which the revenue is earned, and the amount is determinable from the licensee. These are presented in “Royalty” in the consolidated statements of income. The Company does not have future performance obligations under this revenue stream. In accordance with ASC 606, the Company records these revenues based on estimates of the net sales that occurred during the relevant period from the licensee. The relevant period estimates of these royalties are based on preliminary gross sales data provided by Active Motif and analysis of historical gross-to-net adjustments. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known.

Services

The Company includes revenue recognized from laboratory services performed in the Company’s laboratory on behalf of third parties in “Service” in the consolidated statements of income.

For each development and/or commercialization agreement that results in revenue, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

Leases

In February of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 – Leases (“Topic 842”), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted Topic 842 as of January 1, 2019 using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $110,630 and operating lease liability of $110,630. Due to the simplistic nature of the Company's leases, no retained earnings adjustment was required. See Note 8(b) for further details.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2019, 4,407,860 potential common shares equivalents from warrants and options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

Recent Accounting Pronouncements

The Company has implemented the new applicable accounting pronouncements that are in effect listed above. The Company does not believe that there are any other new applicable accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2 – Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses since inception of $86.3 million, has negative cash flows from operations, and currently has limited revenues, which creates substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 – Property and Equipment

The Company’s property and equipment consist of the following amounts as of September 30, 2019 and December 31, 2018:

				September 30,
				2019
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	389,962	241,656	148,306
Laboratory equipment	5 years	1,867,507	1,136,923	730,584
Office furniture and equipment	5 years	208,428	100,973	107,455
Buildings	30 years	1,430,227	123,139	1,307,088
Building improvements	5-15 years	612,836	103,970	508,866
Land	Not amortized	87,255	-	87,255
		4,596,215	1,706,661	2,889,554

				December 31,
				2018
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	344,383	166,750	177,633
Laboratory equipment	5 years	1,673,215	928,841	744,374
Office furniture and equipment	5 years	204,129	75,137	128,992
Buildings	30 years	1,502,171	91,785	1,410,386
Building improvements	5-15 years	643,663	77,049	566,614
Land	Not amortized	91,644	-	91,644
		4,459,205	1,339,562	3,119,643

During the nine-month periods ended September 30, 2019 and September 30, 2018, the Company recognized $495,062 and $406,986, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 – Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents and intellectual property are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

September 30,
2019
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,119,375	733,337	386,038

December 31,
2018
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,167,383	700,478	466,905

During the nine-month periods ended September 30, 2019 and September 30, 2018, the Company recognized $65,761 and $69,584, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2019 - remaining	$17,917
2020	$85,384
2021	$85,384
2022	$85,384
2023	$85,384
Greater than 5 years	$26,585
Total Intangible Assets	$386,038

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360, “Property, Plant and Equipment” as of December 31, 2018. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2018.

Note 5 – Related Party Transactions

See Note 6 for common stock issued to related parties and Note 7 for stock options and warrants issued to related parties. The Company has agreements with related parties for consultancy services which are accrued under management and directors’ fees payable (see condensed consolidated balance sheets).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 – Common Stock

As of September 30, 2019, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 41,092,340 and 35,335,378 shares were issued outstanding as of September 30, 2019 and December 31, 2018, respectively.

On June 14, 2019, an amendment to the 2015 Stock Incentive Plan (the “2015 Plan”) was approved by the stockholders at the annual meeting to increase the number of shares of common stock available for issuance under the 2015 Plan by 1,000,000 shares to an aggregate maximum of 4,250,000 shares.

Issuances Upon Warrant and Option Exercises

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

On July 24, 2019, Cotterford Company Limited exercised the remainder of its warrant and purchased 1,609,195 shares of our common stock at a price of $3.00 per share, for gross proceeds to the Company of $4.8 million.

From August 20, 2019 to September 20, 2019, 6,166 stock options were exercised to purchase shares of common stock at $2.35 per share in a cashless exercise that resulted in the issuance of 2,487 shares of our common stock.

Equity Distribution Agreement

On September 7, 2018, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), which agreement allows it to offer and sell shares of common stock having an aggregate offering price of up to $10.0 million from time-to-time pursuant to a shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248) through Oppenheimer acting as the Company’s agent and/or principal. As of September 30, 2019, the Company had not sold any shares under the equity distribution agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Warrants and Options

a)Warrants

The following table summarizes the changes in warrants outstanding of the Company during the nine-month period ended September 30, 2019:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2018	6,107,617	2.88
Granted	-	-
Exercised	(5,754,475)	2.87
Expired	(133,750)	2.20
Outstanding at September 30, 2019	219,392	2.84

Exercisable at September 30, 2019	94,392	3.32

Effective March 5, 2019, the Company entered into an amendment to an outstanding warrant to purchase up to an aggregate of 5.0 million shares of our common stock, originally issued to Cotterford Company Limited, a significant stockholder, in connection with an equity financing completed on or about August 10, 2018.  The amendment temporarily reduced the exercise price of such warrant from $3.00 per share to $2.90 per share through the close of business on March 8, 2019. As a result of this amendment, $196,957 of financing costs were recorded in other expenses.

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

On July 1, 2019, the Company modified the performance criteria for certain vesting milestones on an employee warrant agreement and as a result the Company re-measured warrants held by the employee, to purchase 125,000 shares of common stock at an exercise price of $2.47 per share, resulting in $11,829 of additional warrant expense to be recorded over the vesting period. These warrants vest on achievement of certain business objectives and expire 3 years from the date of vesting.

On July 24, 2019, Cotterford Company Limited exercised the remainder of its warrant and purchased 1,609,195 shares of our common stock at $3.00 per share resulting in gross proceeds of $4.8 million to the Company.

During the first three quarters of 2019, warrants to purchase an aggregate of 5,754,475 shares of our common stock were exercised (including the exercises by Cotterford Company Limited referenced above) for gross cash proceeds to the Company of approximately of $16.5 million. Refer to Note 6 for the details of these exercises.

Below is a table summarizing the warrants issued and outstanding as of September 30, 2019, which have an aggregate weighted average remaining contractual life of 2.77 years.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
29,392	29,392	2.40	0.25	70,541
150,000	25,000	2.47	3.71	370,500
40,000	40,000	4.53	1.13	181,200
219,392	94,392			622,241

Warrant expense of $6,379 and $6,453 was recorded in the nine months ended September 30, 2019 and September 30, 2018, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $22,462 and is expected to be recognized over a period of 1.3 years. As of September 30, 2019, the total intrinsic value of outstanding warrants was $610,742.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Warrants and Options (continued)

b)Options

The following table summarizes the changes in options outstanding of the Company during the nine-month period ended September 30, 2019:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2018	3,498,801	4.00
Granted	730,000	3.25
Exercised	(6,166)	2.35
Expired/Cancelled	(34,167)	3.34
Outstanding at September 30, 2019	4,188,468	3.88

Exercisable at September 30, 2019	3,488,468	4.01

Effective February 11, 2019, the Company granted stock options to purchase 730,000 shares of common stock to various Company personnel (including directors, executives, members of management and employees) for services to the Company. These options vest on February 11, 2020 and expire 5 years after the vesting date, with an exercise price of $3.25 per share. The Company has calculated the estimated fair market value of these options at $1,569,816, using the Black-Scholes model and the following assumptions: term 6 years, stock price $3.16, exercise price $3.25, 77.86% volatility, 2.52% risk free rate, and no forfeiture rate. Subsequent to the February 2019 grant, stock options to purchase 30,000 shares of common stock subject to the grant were forfeited.

Below is a table summarizing the options issued and outstanding as of September 30, 2019, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 3.22 years. As of September 30, 2019, a total of 1,099,000 shares of common stock remained available for future issuance under the 2015 Plan.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
11,599	11,599	2.35	0.61	27,258
322,500	322,500	2.50	0.88	806,250
322,500	322,500	3.00	0.88	967,500
700,000	-	3.25	5.37	2,275,000
17,767	17,767	3.35	1.45	59,519
20,000	20,000	3.80	1.63	76,000
1,907,000	1,907,000	4.00	3.28	7,628,000
17,768	17,768	4.35	2.45	77,291
50,000	50,000	4.80	3.26	240,000
819,334	819,334	5.00	2.23	4,096,670
4,188,468	3,488,468			16,253,488

Stock option expense of $1,084,312 and $1,875,507 was recorded in the nine months ended September 30, 2019 and September 30, 2018, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $571,344 and is expected to be recognized over a period of 0.36 years. As of September 30, 2019, the total intrinsic value of outstanding stock options was $7,285,702.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a)Finance Lease Obligations

In 2015, the Company entered into an equipment finance lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros, maturing May 2020. As of September 30, 2019, the balance payable was $65,345.

In 2016, the Company entered into a real estate finance lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros, maturing May 2031. As of September 30, 2019, the balance payable was $633,861.

In 2018, the Company entered into a finance lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000 Euros, maturing January 2022. The leased equipment is amortized on a straight-line basis over 5 years. As of September 30, 2019, the balance payable was $21,217.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2019.

2019	$39,442
2020	$111,379
2021	$67,952
2022	$60,035
2023	$58,665
Greater than 5 years	$491,296
Total	$828,769
Less: Amount representing interest	$(108,346)
Present value of minimum lease payments	$720,423

b)Operating Lease Right-of-Use Obligations

The Company adopted Topic 842 on January 1, 2019. The Company elected to adopt this standard using the optional modified retrospective transition method and recognized a cumulative-effect adjustment to the condensed consolidated balance sheet on the date of adoption. Prior periods have not been restated. With the adoption of Topic 842, the Company’s condensed consolidated balance sheet now contains the following line items: Operating lease right-of-use assets, Current portion of operating lease liabilities and Operating lease liabilities, net of current portion.

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 4.44% and the weighted average remaining lease term is 21 months.

As of September 30, 2019, operating lease right-of-use assets and liabilities arising from operating leases were $193,918 and $196,451, respectively. During the nine months ended September 30, 2019, cash paid for amounts included for the measurement of lease liabilities was $53,393 and the Company recorded operating lease expense of $48,393.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2019.

2019 - remaining	$24,122
2020	$96,796
2021	$64,717
2022	$21,180
Total Operating Lease Obligations	$206,815
Less: Amount representing interest	$(10,364)
Present Value of minimum lease payments	$196,451

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

b)Operating Lease Right-of-Use Obligations (continued)

The Company’s office space leases are short term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the nine months ended September 30, 2019, $129,121 was recognized in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2019	$43,749
2020	$25,326
Total Operating Lease Obligations	$69,075

c)Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid, by instalments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 Euros to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 Euros and the 6% royalty on revenue, is twice the amount of funding received. As of September 30, 2019, the grant balance repayable was $133,506.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000 Euros.  Per the terms of the agreement, €181,500 Euros of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 Euros and the 3.53% royalty on revenue, is equal to the amount of funding received. As of September 30, 2019, the grant balance repayable was $194,160.

As of September 30, 2019, the total grant balance repayable was $327,666 and the payments remaining were as follows:

2020	$51,371
2021	$48,542
2022	$45,918
2023	$47,054
2024 - Greater than 5 years	$134,781
Total Grants Repayable	$327,666

d)Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%.  As of September 30, 2019, the principal balance payable was $330,561.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%.  As of September 30, 2019, the principal balance payable was $249,679.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%.  As of September 30, 2019, the principal balance payable was $197,536.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%.  As of September 30, 2019, €1 million Euros has been drawn down under this agreement and the principal balance payable was $1,090,686.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with a fixed interest rate of 4.00%. As of September 30, 2019, the principal balance payable was $434,813.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d)Long-Term Debt (continued)

As of September 30, 2019, the total balance for long-term debt payable was approximately $2.3 million and the payments remaining were as follows:

2019 - remaining	$165,574
2020	$655,862
2021	$587,387
2022	$435,423
2023	$341,991
Greater than 5 years	$360,512
Total	$2,546,749
Less: Amount representing interest	$(243,474)
Total Long-Term Debt	$2,303,275

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with DKFZ in Germany for a 3-year period for €338,984 Euros.  As of September 30, 2019, $81,801 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a 5-year period for €400,000 Euros.  As of September 30, 2019, $218,139 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a collaborative research agreement with Munich University in Germany for a 3-year period for €360,000 Euros.  As of September 30, 2019, $159,240 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the University of Michigan for a 3-year period for up to $3 million.  As of September 30, 2019, up to $138,000 is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of September 30, 2019, $1.66 million is still to be paid by the Company under this agreement.

In 2019, the Company entered into a research collaboration agreement with the University of Taiwan to collect a total of 1,200 samples for a 2-year period for a cost to the Company of up to $320,000 payable over such period. As of September 30, 2019, $288,000 is still to be paid by the Company under this agreement.

As of September 30, 2019, the total amount to be paid for existing research and collaboration commitments was approximately $2.54 million and the annual payments remaining were as follows:

2019 - remaining	$554,293
2020	$999,887
2021	$988,500
Total Collaborative Agreement Obligations	$2,542,680

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f)Other Commitments

On August 7, 2019, the Company entered into a consulting services agreement with Novis Animal Solutions LLC to provide chief executive officer services for Volition Vet in exchange for payment of consultancy fees and a potential equity interest of 5% in Volition Vet upon achievement of revenue milestones.

g)Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 9 – Subsequent Events

On October 25, 2019, the Company entered into agreements with Texas A&M University to develop veterinary diagnostic products in exchange for an approximate 12.5% equity stake in Volition Vet as well as payment by the Company of an aggregate of $400,000 to Texas A&M University and affiliated entities towards the collaboration.

END NOTES TO FINANCIALS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. For instance, if we fail to develop and commercialize diagnostic products, we may be unable to execute our plan of operations. Other risks and uncertainties include our failure to obtain necessary regulatory clearances or approvals to distribute and market future products in the veterinary or clinical in-vitro diagnostics, or IVD, market; a failure by the marketplace to accept the products in our development pipeline or any other diagnostic products we might develop; we will face fierce competition and our intended products may become obsolete due to the highly competitive nature of the diagnostics market and its rapid technological change; and other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission, or the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements.

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

Company Overview

VolitionRx is a multi-national life sciences company that applies its NucleosomicsTM platform through its subsidiaries to develop and bring to market simple, easy to use, cost-effective blood tests designed to help diagnose a range of cancers and other diseases. We hope that through earlier diagnosis we can help save and improve the quality of many people’s lives throughout the world.

Our tests are based mainly on the science of Nucleosomics, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid - since changes in these parameters are an indication that disease is present. We are developing a novel suite of blood assays for epigenetically-altered circulating nucleosomes as biomarkers in cancer and other diseases. Nu.QTM products are simple, low-cost, enzyme-linked immunosorbent assay, or ELISA, platform tests and can incorporate other biomarkers such as anti-inflammatory markers and/or off patent, low cost ELISA tests in our panels (e.g. CEA, PSA, and CA125) for higher accuracy. We have successfully used our technology platform to develop Research Use Only kits that are being sold through our licensee, Active Motif, Inc., and offer laboratory analytical services to other scientific institutions. We are at the early stages of revenue for these services.

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

We are developing blood-based tests for the most prevalent cancers focusing on colorectal cancer, lung cancer, prostate cancer and pancreatic cancer, using our Nucleosomics biomarker discovery platform. Our development pipeline includes assays to be used for symptomatic patients, asymptomatic (screening) patients and high-risk populations. The platform employs a range of simple Nu.Q immunoassays on industry standard ELISA formats, which allows more rapid quantification of epigenetic changes in biofluids (whole blood, plasma, serum, sputum, urine, etc.) than afforded by other approaches such as bisulfite conversion and polymerase chain reaction. We are researching the use of our assays across multiple platforms worldwide.

We believe that given the global prevalence of cancer and the low cost, accessible routine nature of our tests, Nu.Q will eventually be used throughout the world. Our launch sequence is determined to a large extent by regulatory hurdles - consequently, we aim to launch in Europe and Asia, and subsequently in the United States. We plan to work with partners and/or distributors to commercialize Nu.Q worldwide. Additionally, we are working on complete Nucleosome analysis (Nu.Q Capture). The goal of this project is to investigate ways to specifically target ctDNA. The ability to enrich for ctDNA will allow us to use mass spectrometry to analyze histone and DNA modifications and moreover to sequence the DNA present around the nucleosomes. This extremely valuable information might enable cancer diagnosis to identify the tissue of origin of that given cancer.

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

Overview of Plan of Operations

We have identified the specific processes and resources required to achieve the near and medium-term objectives of our business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. To date, operations have proceeded satisfactorily in relation to our business plan. However, it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected, and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near and medium-term objectives of our business plan, in particular the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD and veterinary markets.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of September 30, 2019, we had cash and cash equivalents of approximately $19.7 million.

Net cash used in operating activities was $10.1 million and $11.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in cash used in operating activities was primarily due to decreased expenditures on research and development and general and administrative activities.

Net cash used in investing activities was $0.4 million and $0.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The increase was primarily due to investment in software and laboratory equipment.

Net cash provided by financing activities was $16.4 million and $17.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in cash provided by financing activities for the period ended September 30, 2019 when compared to same period in 2018 was primarily due to $16.5 million in cash received from the exercise of warrants in 2019 compared to $16.8 million in net cash proceeds through the sale and issuance of 8.5 million shares of common stock in 2018.

The following table summarizes our approximate contractual payments due by year as of September 30, 2019.

Approximate Payments (Including Interest) Due by Year

	Total	2019 (Remaining)	2020 - 2023	2024 +
Description	$	$	$	$
Finance Lease Obligations	828,769	39,442	298,031	491,296
Operating Lease Obligations	275,890	67,871	208,019	-
Grants Repayable	327,666	-	192,885	134,781
Long-Term Debt	2,546,749	165,574	2,020,663	360,512
Collaborative Agreements Obligations	2,542,680	554,293	1,988,387	-
Total	6,521,754	827,180	4,707,985	986,589

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

In the event that additional financing is delayed, we will prioritize the maintenance of our research and development personnel and facilities, primarily in Belgium, and the maintenance of our patent rights. In such instance, the completion of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD and veterinary market would be delayed. In the event of an ongoing lack of financing, it may be necessary to discontinue operations, which will adversely affect the value of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2018 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

The following table sets forth our results of operations for the three months ended on September 30, 2019 and September 30, 2018, respectively:

	Three Months ended September 30,		Increase	Percentage Increase
	2019	2018	(Decrease)	(Decrease)
	$	$	$	%

Service	16,204	-	16,204	-%
Royalty	892	-	892	-%
Total Revenues	17,096	-	17,096	-%

Research and development	2,642,610	2,737,856	(95,246)	(3%)
General and administrative	1,354,992	1,450,383	(95,391)	(7%)
Sales and marketing	195,641	259,302	(63,661)	(25%)

Total Operating Expenses	(4,193,243)	(4,447,541)	(254,298)	(6%)

Interest income	27,633	-	27,633	-%
Interest expense	(32,291)	(29,108)	3,183	11%

Total Other Expenses	(4,658)	(29,108)	(24,450)	(84%)

Net Loss	(4,180,805)	(4,476,649)	(295,844)	(7%)

Net Loss Per Share – Basic and Diluted	(0.10)	(0.14)	(0.04)	(29%)

Weighted Average Shares Outstanding - Basic and Diluted	39,880,246	32,826,924	7,053,322	21%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $17,096 and $nil during the three months ended September 30, 2019 and September 30, 2018, respectively.

Operating Expenses

Total operating expenses decreased to $4.2 million from $4.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $2.6 million from $2.7 million for the three months ended September 30, 2019 and September 30, 2018, respectively. This was primarily due to less work undertaken with our collaboration partners, partially offset by increased laboratory costs and personnel costs.

	Three Months ended September 30,
	2019	2018	Change
	$	$	$
Personnel expenses	992,868	856,508	136,360
Stock-based compensation	99,423	126,879	(27,456)
Direct research and development expenses	1,048,195	1,473,139	(424,944)
Other research and development	328,611	131,739	196,872
Depreciation and amortization	173,513	149,591	23,922
Total research and development expenses	2,642,610	2,737,856	(95,246)

General and Administrative Expenses

General and administrative expenses decreased to $1.4 million from $1.5 million for the three months ended September 30, 2019 and September 30, 2018, respectively. This was primarily due to lower stock-based compensation costs and legal and professional fees, partially offset by higher foreign exchange costs.

	Three Months ended September 30,
	2019	2018	Change
	$	$	$
Personnel expenses	562,964	539,778	23,186
Stock-based compensation	224,874	328,153	(103,279)
Legal and professional fees	196,020	371,700	(175,680)
Other general and administrative	349,733	201,983	147,750
Depreciation and amortization	21,401	8,769	12,632
Total general and administrative expenses	1,354,992	1,450,383	(95,391)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $195,641 from $259,302 for the three months ended September 30, 2019 and September 30, 2018, respectively. This decrease was primarily related to lower salary costs during the period.

	Three Months ended September 30,
	2019	2018	Change
	$	$	$
Personnel expenses	135,680	206,527	(70,847)
Stock-based compensation	46,088	34,307	11,781
Direct marketing and professional fees	13,873	18,468	(4,595)
Total sales and marketing expenses	195,641	259,302	(63,661)

Other Expenses

The Company’s other expenses decreased to $4,658 compared to $29,108 for the three months ended September 30, 2019 and September 30, 2018, respectively. This decrease was primarily due to interest income received from cash on an overnight money market account deposit, partially offset by additional interest expense on long-term debt.

Net Loss

For the three months ended September 30, 2019, the Company’s net loss was $4.2 million, a decrease of approximately $0.3 million, or 7%, in comparison to a net loss of $4.5 million for the three months ended September 30, 2018. The change was a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

The following table sets forth our results of operations for the nine months ended on September 30, 2019 and September 30, 2018, respectively:

	Nine Months Ended September 30,		Increase	Percentage Increase
	2019	2018	(Decrease)	(Decrease)
	$	$	$	%

Service	16,204	-	16,204	-%
Royalty	892	-	892	-%

Total Revenues	17,096	-	17,096	-%

Research and development	7,596,097	7,847,531	(251,434)	(3%)
General and administrative	4,020,893	4,949,716	(928,823)	(19%)
Sales and marketing	718,047	845,253	(127,206)	(15%)

Total Operating Expenses	(12,335,037)	(13,642,500)	(1,307,463)	(10%)

Interest income	68,656	-	68,656	-%
Interest expense	(95,507)	(78,646)	(16,861)	21%
Other expenses	(196,957)	-	(196,957)	-%

Total Other Expenses	(223,808)	(78,646)	145,162	185%

Net Loss	(12,541,749)	(13,721,146)	(1,179,397)	(9%)

Net Loss Per Share – Basic and Diluted	(0.33)	(0.46)	(0.13)	(28%)

Weighted Average Shares Outstanding - Basic and Diluted	38,538,394	30,071,635	8,466,759	28%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $17,096 and $nil during the nine months ended September 30, 2019 and September 30, 2018, respectively.

Operating Expenses

Total operating expenses decreased to $12.3 million from $13.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $7.6 million from $7.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. This decrease was primarily due to less work undertaken with our collaboration partners, partially offset by increased laboratory costs and sample costs.

	Nine Months Ended September 30,
	2019	2018	Change
	$	$	$
Personnel expenses	2,850,614	2,669,426	181,188
Stock-based compensation	298,686	466,908	(168,222)
Direct research and development expenses	3,276,582	4,047,852	(771,270)
Other research and development	651,764	213,774	437,990
Depreciation and amortization	518,451	449,571	68,880
Total research and development expenses	7,596,097	7,847,531	(251,434)

General and Administrative Expenses

General and administrative expenses decreased to $4.0 million from $4.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. This decrease was primarily due to lower stock–based compensation charges and reduced legal fees as a result of decreased external capital raising activities in 2019.

	Nine Months Ended September 30,
	2019	2018	Change
	$	$	$
Personnel expenses	1,688,747	1,629,390	59,357
Stock-based compensation	655,639	1,278,634	(622,995)
Legal and professional fees	882,815	1,209,772	(326,957)
Other general and administrative	751,320	804,921	(53,601)
Depreciation and amortization	42,372	26,999	15,373
Total general and administrative expenses	4,020,893	4,949,716	(928,823)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $718,047 from $845,253 for the nine months ended September 30, 2019 and September 30, 2018, respectively. This decrease was primarily due to decreased marketing and professional fees and as well as reduced salary expenditures during the period.

	Nine Months Ended September 30,
	2019	2018	Change
	$	$	$
Personnel expenses	463,466	515,704	(52,238)
Stock-based compensation	136,368	136,418	(50)
Direct marketing and professional fees	118,213	193,131	(74,918)
Total sales and marketing expenses	718,047	845,253	(127,206)

Other Expenses

The Company’s other expenses increased to $223,808 from $78,646 for the nine months ended September 30, 2019 and September 30, 2018, respectively. This increase was primarily due the exercise of warrants to purchase approximately 1.7 million shares of our common stock by Cotterford Company Limited during the 2019 period at an amended price of $2.90 which resulted in a $196,957 expense, partially offset by interest income received from cash deposited in an overnight money market account.

Net Loss

For the nine months ended September 30, 2019, the Company’s net loss was $12.5 million, a decrease of approximately $1.2 million, or 9%, in comparison to a net loss of $13.7 million for the nine months ended September 30, 2018. The change was a result of the factors described above.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2018, that our disclosure controls and procedures continue to not be effective as of September 30, 2019, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

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

As of September 30, 2019, we did not maintain sufficient internal controls over financial reporting due to insufficient:

•segregation of duties in some areas of Finance;

•oversight in the area of Information Technology, where certain processes may affect the internal controls over financial reporting; and

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2019, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.RISK FACTORS

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

VOLITIONRX LIMITED

Dated: November 12, 2019	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: November 12, 2019	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)