Form 10-K
period 2019-12-31
VOLITIONRX LTD
filed 2020-02-20
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-36833

VOLITIONRX LIMITED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13215 Bee Cave Parkway Suite 125, Galleria Oaks B Austin, Texas 78738 (Address of principal executive offices) +1 (646) 650–1351 (Registrant’s telephone number, including area code)	91-1949078 (I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	VNRX	NYSE American, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $72,468,073 (based upon the $3.14 per share closing price for the registrant’s common stock as reported by the NYSE American on such date). This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of February 17, 2020, there were 41,204,685 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed on or before April 29, 2020 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Table of Contents

PART IPage

Item 1.BUSINESS………………………………………………………………………………………………2

Item 1A.RISK FACTORS………………………………………………………………………………………...9

Item 1B.UNRESOLVED STAFF COMMENTS…………………………………………………………………18

Item 2.PROPERTIES……………………………………………………………………………………………18

Item 3.LEGAL PROCEEDINGS……………………………………………………………………………….18

Item 4.MINE SAFETY DISCLOSURES……………………………………………………………………….18

PART II

Item 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES…………………………………………...19

Item 6.SELECTED FINANCIAL DATA………………………………………………………………….……19

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS………………………………………………………………………...20

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK……………….24

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA……………………………………..F-25

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE………………………………………………………………………..…48

Item 9A.CONTROLS AND PROCEDURES………………………………………………………………….….48

Item 9B.OTHER INFORMATION…………………………………………………………………………….….49

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE…………………..…50

Item 11.EXECUTIVE COMPENSATION…………………………………………………………………....…50

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS……………………………………………………….……50

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE…………………………………………………………………………………...…50

Item 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES………………………………………………...50

PART IV

Item 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES……………………………………………..…51

Item 16.FORM 10-K SUMMARY…………………………………………………………………………….….54

SIGNATURES …..…………………………………………………………………………………..………………..……55

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we refer to as this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements.  Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plans,” “forecasts,” “goal,” “aim,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).  In particular, forward-looking statements contained in this Report relate to, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing.

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

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL, Volition Diagnostics UK Limited and Volition America, Inc., as well as majority-owned subsidiary Volition Veterinary Diagnostics Development LLC.  Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.QTM and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

PART I

ITEM 1.BUSINESS

Overview

VolitionRx is a multi-national epigenetics company that applies its NucleosomicsTM platform through its subsidiaries to develop simple, easy to use, cost-effective blood tests to help diagnose a range of cancers and other diseases. We hope that through earlier diagnosis we can help save and improve the quality of many people’s and animal’s lives throughout the world.

Our Solution/ Science

Our assays are based on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – since changes in these parameters are an indication that disease is present.

Background to Genetics Epigenetics and Cancer

Human genetics, the sequence of our DNA, is essentially a “recipe book” containing details of how to make each of the thousands of different proteins in the human body; simply put, there is a different gene (or recipe) for each protein.  However, just because a recipe is in the book, doesn’t mean you have to make it, and nobody makes all the proteins in their DNA. For example, men have all the genes necessary to make ovarian and uterine proteins but do not do so. Similarly, muscle cells do not make liver proteins or kidney proteins. This is because the genes for liver and kidney proteins are “switched off” in muscle cells. The mechanisms for the control of which genes are active or inactive in a cell are collectively known as epigenetics.

There are many different types of cancers but generally the primary cause of each cancer is the mutation within a cell of the DNA encoding or regulating the expression of one or more specific genes called oncogenes. While many mutations can have no consequence, some can lead to the uncontrolled expansion of the mutated cells and their dissemination to other parts of the body from the tissue of origin in a process called metastasis. Another consequence of these mutations is an alteration in the epigenetic regulation of many other genes and this, in turn, can create a unique epigenetic signature in the cancer cells.

Epigenetic control is therefore a critical factor in biology and medicine. A number of epigenetic cancer drugs have been in routine clinical use for more than a decade and the altered epigenetic signature seen in cancer underpins Volition’s diagnostic approaches.

A major mechanism for epigenetic control is mediated through chromosome and nucleosome structure. Each chromosome contains a long, single molecule of DNA which is coated by a complex array of proteins, mostly in the form of nucleosomes, giving the stretched-out, unwound DNA/protein core (or chromatin) the appearance of “beads on a string”. Unwound chromatin is accessible for reading (or transcribing) and “unwound” genes may be active. However, genes whose nucleosomes are coiled or supercoiled are inaccessible and inactive.

Figure 1 – A chromosome

Each nucleosome consists of a disc of eight histone proteins wrapped by a short length of DNA. Nucleosome structure has a dual role: first, it allows the compact storage and protection of the genetic material (or DNA), and second, it modulates the epigenetic regulation (or transcription) of that DNA. This regulation is achieved through reversible chemical changes to both the DNA and protein components as well as through the binding of specific regulatory proteins to the DNA.

Volition’s Epigenetic Approach

Volition’s approach is to investigate the epigenetic structure of chromatin and nucleosomes rather than investigating only the DNA sequence. We are continuously developing new technologies including:

•A suite of low cost Nu.QTM immunoassays that can accurately measure nucleosomes containing numerous epigenetic signals or structure.

•Nu.QTM Capture technology to isolate or enrich nucleosomes containing particular epigenetic signals or structures for a wide range of potential scientific and medical applications. For example, the enrichment of nucleosomes of tumor origin in blood samples taken from cancer patients.

•We plan to develop an ability to produce synthetic (recombinant) nucleosomes containing exact defined epigenetic signals and structures. These are used to ensure exquisite accuracy of Nu.QTM immunoassay tests but also have many other applications including use as tools in epigenetic drug development.

Improving Outcomes for Cancer Patients

The prospects for cancer patients vary greatly depending on whether the disease is detected at an early localized stage when effective treatment options are available, or at an advanced stage when the disease may have spread, and treatment is much more difficult. Unfortunately, most cancers are symptomless at early stage and most patients are not diagnosed until the disease has spread to other organs in the body and the likely outcome is poor. Simple low-cost immunoassay blood tests to detect cancer at an early stage leading to earlier treatment would greatly improve patient outcomes.

The Limitations of DNA Sequencing in Cancer

The advent of next generation sequencing has revolutionized medical research and led to a host of medical and other innovations. For example, sequencing the DNA of tumor tissue removed by surgery or biopsy uncovers cancer DNA mutations present in the tumor and is used to direct patient treatment selection, but tissue biopsy cannot be used routinely for cancer detection.

However, small fragments of cancer DNA from dead tumor cells are also found in the blood of cancer patients so it is possible to sequence circulating tumor DNA (ctDNA) in a blood sample taken from a patient to test for any cancer DNA mutations (e.g., mutated P53, KRAS, EGFR). Unfortunately, these ctDNA blood tests, often called liquid biopsy tests, have thus far also proved ineffectual for early stage cancer detection.

The main reasons why ctDNA tests alone have not proved useful for early cancer detection include:

•The level of DNA fragments circulating in the blood is very low.

•Only a small proportion of the circulating DNA fragments are of tumor origin and the proportion is especially low in early stage cancer (usually less than 1%). The remaining “healthy” DNA fragments originate mainly from dead white blood cells.

•A DNA sequence mutation will occur on only one in several million (up to 20 million) of the circulating DNA fragments that do originate from cancer cells.

•This means that cancer mutations are found in one in millions of a small percentage of a very low level of circulating DNA fragments, with the result that ctDNA is undetectable in most early stage cancer patients.

•Many cancer-like mutations have recently been found to be present in the blood of healthy elderly people through a process known as clonal hematopoiesis. Any DNA released from these cells could lead to false positive readings.

Volition’s Epigenetic Approach to Cancer

Cancer is in essence a disease of genetic and epigenetic mis-regulation of oncogenes and tumor suppressor genes in the chromosomes of affected cells, leading to uncontrolled cell division and eventually to uncontrolled tumor growth and spread. Thus, the epigenetic signaling structures of chromosomes and nucleosomes are different in cancer cells and healthy cells of the same tissue.

When a cancer cell dies, its chromosomes are digested into nucleosomes as shown in the figure below. Most nucleosomes are metabolized, but some are released into the blood stream as circulating nucleosomes. The DNA attached to these nucleosomes is ctDNA.

However, liquid biopsy companies extract only the DNA and discard the remainder of the nucleosome.

Volition analyzes whole circulating nucleosomes containing particular epigenetic signals and structures using our low cost, but highly accurate Nu.QTM nucleosome immunoassay tests.

Figure 2 – Digestion of a chromosome into nucleosomes.

The epigenetic structure of nucleosomes of cancer origin is known to differ from that of nucleosomes from healthy cells. These epigenetic changes occur early and drive the development of cancer, for example by inappropriately activating oncogenes that promote cell division or inactivating tumor suppressor genes that repress cell division. However, the structural epigenetic changes that occur are not restricted to “1 in 20 million” nucleosomes or even to oncogenes and tumor suppressor genes, but are widely distributed, providing a larger cancer signal, enabling earlier detection of cancer. We use our Nu.QTM immunoassay tests to detect a variety of early stage cancers.

Circulating cancer nucleosomes also differ from nucleosomes of healthy origin in other ways. For example, the DNA fragments in cancer nucleosomes are approximately 20 base pairs (or about 14%) shorter than the DNA fragments in nucleosomes originating in healthy cells. This structural difference is used as the basis of one of Volition’s Nu.QTM Capture technologies to separate or enrich cancer nucleosomes by removing nucleosomes of healthy origin. Volition expects that Nu.QTM Capture technology will further increase the accuracy of its Nu.QTM immunoassay tests to detect early stage cancers and will also be useful to ctDNA companies to decrease the cost and increase the accuracy of liquid biopsy tests.

Research and Development

We are developing NucleosomicsTM technologies in a number of areas including:

Adaptation and optimization of Nu.QTM immunoassay tests across multiple clinical platforms worldwide for the rapid quantification of epigenetic changes in blood and other biofluids. Volition’s Nu.QTM assays for use in clinical studies operate on an FDA-approved random access immunoassay autoanalyzer using a chemiluminescent magnetic particle-based assay format, a format which has enhanced analytical performance.

Nu.QTM assays are used for the development of Nu.QTM blood tests for the most prevalent cancers focusing initially on colorectal cancer, lung cancer and hematological cancers using our NucleosomicsTM biomarker discovery platform. Our development platform includes assays to be used for asymptomatic (screening) subjects, high-risk populations and symptomatic patients. We are developing blood based Nu.QTM assays to detect specific biomarkers that can be used individually or in combination to generate a profile which forms the basis of a product for a particular cancer or disease.

Nu.QTM Capture technology to isolate or enrich nucleosomes containing particular epigenetic signals or structures for complete analysis by mass spectrometry, DNA sequencing, immunoassays or other methods for a wide range of potential scientific and medical applications. For example, the enrichment of nucleosomes of tumor origin in blood samples taken from cancer patients for biomarker discovery.

More widespread analysis of circulating chromatin fragments that include epigenetically active chromatin proteins.

In addition to human diagnostics, we are also developing the use of the Nu.QTM technology in veterinary applications.  An initial proof-of-concept study demonstrated that nucleosomes can be detected in dogs and therefore have the potential to differentiate cancer from other diseases.  We will now test the Nu.QTM platform in larger trials in veterinary medicine.  Our extensive intellectual property portfolio includes the coverage of veterinary applications.

Commercialization Strategy

We believe that given the global prevalence of cancer and the low-cost, accessible and routine nature of our tests, Nu.QTM could potentially be used throughout the world.  Our launch sequence is determined to a large extent by regulatory hurdles - consequently, we aim to initially launch in Europe and Asia, and subsequently in the United States. We plan to work with partners and/or distributors to commercialize Nu.QTM worldwide. Additionally, we are working on complete nucleosome analysis in our Nu.QTM Capture technology. The goal of this project is to investigate ways to specifically target ctDNA. The ability to enrich ctDNA will allow us to use mass spectrometry to analyze histone and DNA modifications and moreover to sequence the DNA present around the nucleosomes. This information might enable cancer diagnosis to identify the tissue of origin of that given cancer.

Commercialization will take multiple forms in various markets and opportunities including, but not limited to:

•Licensing of intellectual property for Research Use Only (RUO) sale of Nu.QTM assays and/or Nu.QTM Capture reagents;

•Licensing of intellectual property for laboratory developed patient testing services utilizing Nu.QTM  assays and/or Nu.QTM Capture reagents;

•Licensing of intellectual property for clinical products utilizing Nu.QTM assays and/or Nu.QTM Capture reagents;

•Sale of clinical products utilizing Nu.QTM assays and/or Nu.QTM Capture reagents through distributor networks;

•Direct research services in Nu.QTM assays and/or Nu.QTM Capture technology;

•Direct veterinary clinical services in Nu.QTM assays; and

•Sale of veterinary clinical products utilizing Nu.QTM Vet assays and/or Nu.QTM Capture reagents through distributor networks.

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

The Market Opportunity

Cancer is one of the leading causes of death worldwide, accounting for around 9.5 million annual deaths globally. There are over 18 million new cases of cancer diagnosed each year and given the aging population this is expected to grow rapidly to over 29.5 million new cases annually by 2040. Currently, in the United States there are more than three new cases of cancer diagnosed and one person dies from a cancer-related cause every minute. Statistically, the chances of surviving cancer are greatly improved by early detection and treatment. However, there are currently very few blood tests for diagnosis of cancer in common clinical use.

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

The United States is currently the largest veterinary market in the world and has a clearly defined regulatory pathway through the U.S. Department of Agriculture (USDA), requiring fewer and smaller clinical studies than the FDA process for human diagnostics. This generally allows for a much faster route to revenue for veterinary products as compared to human products.

We anticipate that because of their ease of use and cost efficiency, our tests have the potential to become the first method of choice for cancer diagnostics, allowing detection of a range of cancers at an earlier stage than typically occurs currently, and testing of individuals who, for reasons such as time, cost or aversion to current methods, are not currently being tested.

Competition

We anticipate facing competition primarily from healthcare, pharmaceutical and diagnostic companies such as Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc., CellMax Life, Archer DX Inc., Thrive Earlier Detection Corp., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Oncimmune Holdings Plc, Abbott Laboratories Inc., Cepheid Inc., Koninklijke Philips N.V., GE Healthcare, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, and Roche Diagnostics. There may also be other companies developing products competitive with ours of which we are unaware.

We predict that our future products will have a competitive edge compared to those offered by competitors on the basis that our tests are being developed to be accurate, cost-effective and attractive from a government reimbursement perspective, easy to use, non-invasive, technologically advanced, and compatible with immunoassay systems, based on strong intellectual property and to be used for mass screenings.

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

As of May 25, 2017, the new European In Vitro Diagnostic Regulation (IVDR - 2017/746), or the EU IVDR, became effective, marking the start of a transition period for manufacturers selling IVD devices into Europe. The EU IVDR, which replaces IVD Directive 98/79/EC, has a transition period of five years, after which the EU IVDR will apply in full, and no new applications pursuant to the former Directive will be accepted. Manufacturers have the duration of the five-year transition period to update their technical documentation and processes to meet the new, more stringent European Union regulatory requirements. We believe the most challenging changes under the EU IVDR will be those regarding the classification of products, which will bring almost all IVDs under the direct review and control of Notified Bodies, and the performance evaluation of IVDs, which will require extensive clinical and analytical performance studies but also demonstration of scientific validity. Additional requirements will be applied to reinforce the safety of the products such as extended responsibilities of the economic actors of the supply chain, increased post marketing surveillance activities, unannounced audits from Notified Bodies, implementation of an improved traceability and transparency of the devices with, in particular, the introduction of the Unique Device Identification (UDI) system and an expanded European Database on Medical Devices (referred to as EUDAMED).

Notified Bodies can begin auditing to the EU IVDR once they have been designated as a Notified Body under the EU IVDR by their Competent Authority.  For now, we expect the first Notified Bodies to be notified according to the EU IVDR by the end of 2019 and we anticipate that TÜV SÜD will be one of these.  In practice, it will not be possible to CE mark a product according to the EU IVDR beforehand.  For Class C devices (we expect that our devices will be Class C), the conformity assessment procedure will be a combination of the Quality Management System audits and Technical Documentation assessments.  The assumed assessment time needed for a Technical Documentation assessment of a Class C device is expected to last from about 2 months to 6 months. We have already begun discussions with the TÜV SÜD in order to ensure compliance with the EU IVDR as soon as possible.

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

Regulatory Approach

Commercialization of our future products in the clinical IVD market (e.g. for patient diagnosis in hospitals, clinics, etc.) requires government approval (CE marking in Europe, FDA approval in the United States, and Chinese Food and Drug Administration (CFDA) approval in China).

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

Intellectual Property

We are working on the development of clinical products based on the enrichment and analysis of epigenetically modified circulating nucleosomes using immunoassay, mass spectrometry, DNA sequencing and other methods. We have used this position to build a patent portfolio around the ability to profile the epigenetic environment surrounding circulating chromosome fragments from diseased cells including the epigenetic signaling status of nucleosomes, DNA, and other epigenetic chromatin proteins.

Our patent portfolio includes 23 patent families and a total of 44 patents granted related to our diagnostic tests (including veterinary applications), with 8 patents granted in the United States, 9 patents granted in Europe and a further 27 patents granted worldwide. Additionally, we have a total of 105 patent applications currently pending, with 13 patent applications in the United States, 10 in Europe and a further 82 worldwide.

We intend to continue our development of the NucleosomicsTM technologies and will continue to apply for patents for future product developments. Our strategy is to protect the technologies and gain market exclusivity with patents in Europe and the United States and in other strategic countries. The patents on the technologies underlying our products should provide broad coverage for each product, including protection through at least 2031 for products developed using the Nu.Q-X, Nu.Q-V and Nu.Q-A technologies.

Employees

As of December 31, 2019, we (including our subsidiaries) had 50 full-time equivalents compared to 44 as of December 31, 2018.

Corporate History

The Company was incorporated on September 24, 1998 in the State of Delaware under the name “Standard Capital Corporation”. On September 22, 2011, the Company filed a Certificate for Renewal and Revival of Charter with the Secretary of State of Delaware. Pursuant to Section 312 of Delaware General Corporation Law, the Company was revived under the new name of “VolitionRX Limited” (which name was subsequently amended to reflect “VolitionRx Limited”).  The Company acquired its wholly owned operating subsidiary, Singapore Volition Pte. Limited, a Singapore registered company, or Singapore Volition, on October 6, 2011.  Singapore Volition currently has one subsidiary, Belgian Volition SPRL, a Belgium private limited liability company, or Belgian Volition, which it acquired on September 22, 2010.  Belgian Volition has three subsidiaries, Volition Diagnostics UK Limited, which was formed on November 13, 2015, Volition America, Inc., which was formed on February 3, 2017, and Volition Veterinary Diagnostics Development LLC, which was formed on June 3, 2019.

Our principal executive office is located at 13215 Bee Cave Parkway, Suite 125, Galleria Oaks B, Austin, Texas 78738.  Our telephone number is +1 (646) 650-1351.  Our website is located at www.volition.com.  The information that can be accessed through our website is not incorporated by reference into this Report and should not be considered to be a part hereof.

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

We are a clinical stage company and have incurred losses since our formation.  As of December 31, 2019, we have an accumulated total deficit of approximately $89.8 million. As we continue the discovery and development of our future diagnostic products, our expenses are expected to increase significantly.  Even as we begin to market and sell our intended products, we expect our losses to continue as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses.  These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when or if we will become profitable.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected, and the market value of our common stock will decline.

We may need to raise additional capital in the future. If we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our plan of operations.

We will require additional capital to fully fund our current strategic plan, which includes successfully commercializing our Nu.QTM cancer pipeline and developing future products. If we incur delays in commencing commercialization of our Nu.QTM cancer pipeline or other future products or in achieving significant product revenue, or if we encounter other unforeseen adverse business developments, we may exhaust our capital resources prior to the commencement of commercialization.

We cannot be certain that additional capital will be available when needed or that our actual cash requirements will not be greater than anticipated. Financing opportunities may not be available to us, or if available, may not be available on favorable terms. The availability of financing opportunities will depend on various factors, such as market conditions and our financial condition and outlook. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, we may be unable to execute our plan of operations and we may be required to cease or reduce development or commercialization of any future products, sell some or all of our technology or assets or merge with another entity.

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

•our success in collecting payments from third-party payer and customers;

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

Our products will require several dynamic and evolving sales models tailored to different worldwide markets, users and products. In 2015, we decided to focus our sales strategy on the clinical IVD market with the CE marking of our first product in Europe. Following CE marking of our first product in Europe we intend to enter the European markets and, following the completion of any necessary regulatory clearances, certain Asian markets.  Even when we have received a CE mark, we must still seek regulatory clearance in other jurisdictions.  A failure to obtain these regulatory clearances in other jurisdictions could negatively affect our business.  Pending completion of our review of the regulatory environment in the United States, including the effect of recent pronouncements regarding Laboratory Developed Tests, or LDTs, by the FDA, we may decide to enter the United States market through a CLIA certified laboratory located in the United States.  We remain firmly committed to pursuing FDA approval as our primary objective.  FDA approval can consist of PMA or 510(k) clearance depending on the test complexity and risk posed to patients.  We intend to pursue the most appropriate approval pathway for each individual product developed.  We intend to progressively grow to large volumes of tests sold to centralized laboratories and eventually reach the mass diagnostics testing market.  The exact nature of the ideal sales strategy will evolve as we continue to develop our intended products and seek entry into the IVD markets.  We have limited experience with direct sales and marketing and we currently intend to engage a network of distributors to help commercialize our products worldwide. Any failure to build and manage a direct sales and marketing team effectively, or to successfully engage third party providers for such services, could have a material adverse effect on our business.

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

We have determined that we have material weaknesses in our internal control over financial reporting as of December 31, 2019. See Item 9A. Controls and Procedures of this Report for a complete discussion of these material weaknesses in our internal control over financial reporting and remediation efforts. Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as further described in Item 9A, to address these material weaknesses, or that the plans and controls, if implemented, will be successful in fully remediating these material weaknesses. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weaknesses, or we identify further material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted. Additionally, for so long as we remain as a smaller reporting company, under current rules our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

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

As of December 31, 2019, we had $16,966,168 in combined cash and cash equivalents compared to $13,427,222 as of December 31, 2018. Our management currently expects to deploy these resources primarily to expand our commercialization activities, to fund our product development efforts and for general corporate and working capital purposes. However, our management has broad discretion to pursue other objectives. You will be relying on the judgment of our management regarding the application and prioritization of our resources. Our management might not apply our cash in ways that increase or permit any return of your investment.

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

Prior to commercializing the Nu.QTM tests and other diagnostic products, we will be required to undertake time-consuming and costly development activities with uncertain outcomes, including conducting clinical studies and obtaining regulatory clearance or approval in the United States, Asia and in Europe. Delays in obtaining approvals and clearances could have material adverse effects on us and our ability to fully carry out our plan of operations. We have limited experience in taking products through these processes and there are considerable risks involved in these activities. The science and methods that we are employing are innovative and complex, and it is possible that our development programs will ultimately not yield products suitable for commercialization or government approval. Products that appear promising in early development may fail to be validated in subsequent studies, and even if we achieve positive results, we may still fail to obtain the necessary regulatory clearances or approvals. Few research and development projects result in commercial products, and perceived viability in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a product, or we may be required to expend considerable resources obtaining additional clinical and nonclinical data, which would adversely impact the timing for generating potential revenue from those products. Further, our ability to develop and launch diagnostic tests is dependent on our receipt of substantial additional funding. If our discovery and development programs yield fewer commercial products than we expect, we may be unable to execute our business plan, and our business, financial condition and results of operations may be adversely affected.

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

The European Union has recently adopted regulations that may impose additional requirements to obtain a CE mark, which could result in delays and further expense, in terms of staff costs to us as compared to the current CE mark process. The new regulations will require each product submission to be thoroughly audited by Notified Bodies, instead of the current self-certification process. The European Medical Device Regulations (EU MDR) will be fully applicable in 2020 and the EU IVDR will be fully applicable in 2022.

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

Market acceptance and sales of our products will depend, in part, on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels for those products. To manage healthcare costs, many governments and third-party payers in the United States increasingly scrutinize the pricing of new products and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. We cannot be sure that reimbursement will be available for our products and, if reimbursement is available, the level of such reimbursement. Reimbursement may impact the demand for, or the price of, our products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our future products.

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

The market for cancer diagnostics is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants.  Our competitors include large multinational corporations and their operating units, including Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc., CellMax Life, Archer DX Inc., Thrive Earlier Detection Corp., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Oncimmune Holdings Plc, Abbott Laboratories Inc., Cepheid Inc., Koninklijke Philips N.V., GE Healthcare, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, and Roche Diagnostics. There may also be other companies developing products competitive with ours of which we are not aware.  Many of our competitors have greater resources than us and may enjoy several competitive advantages, including:

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

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, and withdrawal negotiations began in June 2017. The United Kingdom’s withdrawal from the European Union rules became effective on January 31, 2020. Existing trade rules will continue to apply through December 31, 2020 (subject to extension), during which the United Kingdom and the European Union will negotiate the rules that will govern their economic relationship following such period. The negotiations between the parties have yet to produce an overall structure for their ongoing relationship following Brexit. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the European Union countries and the United Kingdom and increased regulatory complexities. These changes may adversely affect our ability to market our future products in the United Kingdom which could have an adverse effect on our business, financial condition, and results of operations.

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

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and technologies that we develop under the patents and intellectual property laws of the United States, Europe and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information. Our patent portfolio includes 23 patent families related to our diagnostic tests, with 8 patents granted in the United States, 9 patents granted in Europe and a further 27 patents granted worldwide.  Additionally, we have 13 patent applications currently pending in the United States, 10 in Europe and a further 82 worldwide.

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

Our ability to successfully commercialize our intended products depends on our ability to protect our proprietary technology and information. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of third-party proprietary rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation could divert our management’s attention from other aspects of our business. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations. Additionally, we cannot be certain of the level of protection, if any that will be provided by our patents if they are challenged in court, where our competitors may raise defenses such as invalidity, unenforceability or possession of a valid license.

If we are found to infringe upon intellectual property rights of third parties, we might be forced to pay damages, potentially including triple damages. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively market some or all of our future products, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

As of February 17, 2020, our executive officers and directors beneficially owned, in the aggregate, approximately 14.9% of our outstanding shares. As a result, if the executive officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, such officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.

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

The trading market for our common stock could be affected by whether and to what extent equity research analysts publish research or reports about us and our business. If one or more equity analysts cover us and publish research reports about our common stock, the price of our stock could decline rapidly if one or more securities analysts downgrade our stock or if those analysts’ issue or offer unfavorable commentary or cease publishing reports about us. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Listed below are our current facilities as of December 31, 2019:

Location	Primary Function	Approx. Square Feet	Leased or Owned
Namur, Belgium(1)	Research and development	17,300	Owned
London, UK (2)	Sales and marketing	690	Leased, expiring 2021
Shaw Centre, Singapore (3)	Sales and marketing	150	Leased, expiring 2020
Austin, Texas (4)	Executive suite	1,228	Leased, expiring 2022

(1)Belgian Volition purchased property located in Namur, Belgium, in October 2016, to be used as a laboratory facility for R&D. The purchase price for the property was €1.2 million Euros, exclusive of any closing costs.

(2)Volition Diagnostics UK signed a two-year lease for this property located at 93-95 Gloucester Place, London, W1U 6JQ, United Kingdom, commencing January 30, 2019, at an annual rent of £118,800 GBP.

(3)Singapore Volition signed a one-year lease for this property, commencing August 1, 2019, located at 1 Scotts Road, #24-05 Shaw Centre, Singapore 228208, at an annual rent of SGD 29,508.

(4)VolitionRx Limited signed a three-year lease for this property, commencing on June 1, 2019, located at 13215 Bee Cave Parkway, Suite 125, Galleria Oaks B, Austin , Texas 78738, at an annual rent of $34,384.

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

Holders

As of February 17, 2020, there were 41,204,685 shares of our common stock outstanding held by 153 holders of record, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, on or before April 29, 2020.

Recent Sales of Unregistered Securities

From October 1, 2019 through December 31, 2019, we sold the following securities on an unregistered basis for which disclosure under Item 701 of Regulation S-K was not previously provided in a Form 10-Q or Form 8-K filed with the SEC:

On November 15, 2019, 4,167 stock options were exercised to purchase shares of our common stock at $5.00 per share in a cashless exercise that resulted in the issuance of 371 shares of our common stock.

From November 25, 2019 to November 27, 2019, warrants to purchase 29,392 shares of our common stock were exercised at a price of $2.40 per share, for gross proceeds to the Company of $70,541.

We did not utilize any underwriters for any of the sales of securities on an unregistered basis. We relied on an exemption to the registration requirements of the federal securities laws pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder for each of the sales of securities on an unregistered basis.  At the time of their issuance, unless registered for resale under an effective registration statement filed with the SEC, the shares were deemed to be restricted securities for purposes of the Securities Act and the certificates representing the shares, if any, and the transfer agent’s books shall bear legends to that effect.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of December 31, 2019, we had cash and cash equivalents of $16,966,168.

Net cash used in operating activities was $12.7 million and $14.7 million for the years ended December 31, 2019 and December 31, 2018, respectively. The decrease in cash used in operating activities during 2019 was primarily due to reduced research and development activities together with lower charges for stock-based compensation offset by increased personnel expenses.

Net cash used in investing activities was $0.5 million and $0.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. The increase in cash used in investing activities during 2019 was primarily a result of increased purchases of laboratory equipment for our research and development facility in Belgium.

Net cash provided by financing activities was $16.9 million and $18.0 million for the years ended December 31, 2019 and December 31, 2018, respectively. The decrease in cash provided by financing activities during 2019 was due to less capital raised from debt and equity financing as well as reduced debt payments during such period. During 2019, the Company received $16.6 million in net proceeds from the issuance of common stock plus debt funding of $0.9 million, offset by debt payments of $0.4 million.

The following table summarizes our approximate contractual payments due by year as of December 31, 2019.

Approximate Payments (Including Interest) Due by Years

	Total	2020	2021 - 2024	2025 +
Description	$	$	$	$
Financing lease liabilities	812,497	114,649	252,517	445,331
Operating lease liabilities	418,906	281,965	136,941	-
Grants repayable	337,286	52,879	166,046	118,361
Long-term debt	3,164,547	777,648	2,212,861	174,038
Collaborative agreements obligations	2,688,267	1,699,767	988,500	-
Total	7,421,503	2,926,908	3,756,865	737,730

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2019 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Years Ended December 31, 2019 and December 31, 2018

The following table sets forth our results of operations for the years ended on December 31, 2019 and December 31, 2018, respectively (expressed in United Stated Dollars, except outstanding share numbers and percentages).

			Increase	Percentage Increase
	2019	2018	(Decrease)	(Decrease)
	$	$	$	%
Service	16,204	-	16,204	100%
Royalty	892	-	892	100%

Total Revenues	17,096	-	17,096	100%

Research and development	10,363,253	10,906,871	(543,618)	(5%)
General and administrative	4,731,054	5,821,072	(1,090,018)	(19%)
Sales and marketing	965,713	1,169,756	(204,043)	(17%)

Total Operating Expenses	16,060,020	17,897,699	(1,837,679)	(10%)

Grant income	155,031	-	(155,031)	100%
Interest income	112,367	-	(112,367)	100%
Interest expense	(126,572)	(110,924)	15,648	14%
Other expenses	(196,957)	-	196,957	100%

Total Other Income (Expenses)	(56,131)	(110,924)	(54,793)	(49%)

Net Loss	(16,099,055)	(18,008,623)	(1,909,568)	(11%)

Net Loss per Share – Basic and Diluted	(0.41)	(0.57)	(0.16)	(28%)

Weighted Average Shares Outstanding - Basic and Diluted	39,180,369	31,389,220	7,791,149	25%

Revenues

Our operations are still predominantly in the research and development stage and we had minimal revenues of $17,096 and $Nil during the years ended December 31, 2019 and December 31, 2018, respectively.

Operating Expenses

Total operating expenses decreased to $16.1 million from $17.9 million for the years ended December 31, 2019 and December 31, 2018, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $10.4 million from $10.9 million for the years ended December 31, 2019 and December 31, 2018, respectively. The decrease in overall research and development expenditures during 2019 was primarily related to lower research and collaborative expenditures, lower chemical and biological costs partly offset by increased laboratory costs.

	2019	2018	Change
	$	$	$
Personnel expenses	3,833,289	2,917,147	916,142
Stock based compensation	410,178	811,902	(401,724)
Direct research and development expenses	4,619,515	5,309,172	(689,657)
Other research and development	809,585	1,265,967	(456,382)
Depreciation and amortization	690,686	602,683	88,003
Total research and development expenses	10,363,253	10,906,871	(543,618)

General and Administrative Expenses

General and administrative expenses decreased to $4.7 million from $5.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. The decrease in overall general and administrative expenditures during 2019 were primarily due to favorable foreign exchange costs, reduced legal costs in relation to our capital raises and reduced stock-based compensation expenses.

	2019	2018	Change
	$	$	$
Personnel expenses	2,185,349	2,199,866	(14,517)
Stock-based compensation	868,762	1,505,900	(637,138)
Legal and professional fees	1,180,876	1,188,554	(7,678)
Other general and administrative	284,341	889,519	(605,178)
Depreciation and amortization	211,726	37,233	174,493
Total general and administrative expenses	4,731,054	5,821,072	(1,090,018)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $1.0 million from $1.2 million for the years ended December 31, 2019 and December 31, 2018, respectively. The decrease in overall sales and marketing expenditures was primarily due to reduced stock-based compensation and personnel expenses.

	2019	2018	Change
	$	$	$
Personnel expenses	586,207	673,430	(87,223)
Stock-based compensation	188,173	275,069	(86,896)
Direct marketing and professional fees	191,333	221,257	(29,924)
Total sales and marketing expenses	965,713	1,169,756	(204,043)

Other Expenses

Other expenses decreased to $56,131 compared to $110,924 for the years ended December 31, 2019 and December 31, 2018, respectively. This decrease was primarily due the exercise of warrants to purchase approximately 1.7 million shares of our common stock by Cotterford Company Limited during 2019 at an amended exercise price of $2.90 per share, which resulted in a $196,957 expense, offset by interest income received from cash deposited in an overnight money market account and grant income received.

Net Loss

For the year ended December 31, 2019, the Company’s net loss was $16.1 million, a decrease of approximately $1.9 million, or 11%, in comparison to a net loss of $18.0 million for the year ended December 31, 2018. The change was a result of the factors described above.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, applied on a consistent basis. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We consider the following accounting policies to be critical:

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505-50, “Equity-Based Payments to Non-Employees”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Impairment losses of $nil and $nil were recognized during the years ended December 31, 2019 and December 31, 2018, respectively.

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

Use of Estimates

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of VolitionRx Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VolitionRx Limited (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has generated minimal revenues.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Sadler Gibb & Assoc.

We have served as the Company’s auditor since 2011.

Salt Lake City, UT

February 20, 2020

VOLITIONRX LIMITED

Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	December 31,	December 31,
	2019	2018
	$	$
ASSETS

Current Assets
Cash and cash equivalents	16,966,168	13,427,222
Prepaid expenses	267,518	245,441
Other current assets	322,593	229,755

Total Current Assets	17,556,279	13,902,418

Property and equipment, net	2,981,225	3,119,643
Operating lease right-of-use assets	381,483	-
Intangible assets, net	372,305	466,905

Total Assets	21,291,292	17,488,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	627,253	807,162
Accrued liabilities	2,168,588	923,034
Management and directors’ fees payable	21,979	1,200
Current portion of long-term debt	647,569	416,553
Current portion of financing lease liabilities	97,946	145,150
Current portion of operating lease liabilities	257,244	-
Current portion of grant repayable	39,295	40,094

Total Current Liabilities	3,859,874	2,333,193

Long-term debt, net of current portion	2,195,278	1,984,262
Financing lease liabilities, net of current portion	607,708	720,013
Operating lease liabilities, net of current portion	131,875	-
Grant repayable, net of current portion	297,991	311,042

Total Liabilities	7,092,726	5,348,510

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 41,125,303 shares and 35,335,378 shares, respectively	41,125	35,335
Additional paid-in capital	103,853,627	85,604,271
Accumulated other comprehensive income	125,670	223,651
Accumulated deficit	(89,821,856)	(73,722,801)

Total Stockholders’ Equity	14,198,566	12,140,456

Total Liabilities and Stockholders’ Equity	21,291,292	17,488,966

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, except share numbers)

	For the year ended
	December 31, 2019	December 31, 2018
	$	$
Revenues
Service	16,204	-
Royalty	892	-

Total Revenues	17,096	-

Operating Expenses

Research and development	10,363,253	10,906,871
General and administrative	4,731,054	5,821,072
Sales and marketing	965,713	1,169,756

Total Operating Expenses	16,060,020	17,897,699

Operating Loss	(16,042,924)	(17,897,699)

Other Income (Expenses)
Grant income	155,031	-
Interest income	112,367	-
Interest expense	(126,572)	(110,924)
Other expenses	(196,957)	-

Total Other Income (Expenses)	(56,131)	(110,924)

Net Loss	(16,099,055)	(18,008,623)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(97,981)	352,994

Net Comprehensive Loss	(16,197,036)	(17,655,629)

Net Loss per Share – Basic and Diluted	(0.41)	(0.57)

Weighted Average Shares Outstanding
– Basic and Diluted	39,180,369	31,389,220

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

(Expressed in United States Dollars, except share numbers)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	#	$	$	$	$	$
Balance, December 31, 2017	26,519,394	26,519	65,774,870	(129,343)	(55,714,178)	9,957,868

Common stock issued for cash, net	8,804,153	8,804	17,236,542	-	-	17,245,346
Common stock issued for cashless exercise of warrants	11,831	12	(12)	-	-	-
Employee stock options granted for services	-	-	2,570,095	-	-	2,570,095
Warrants granted for services	-	-	22,776	-	-	22,776
Foreign currency translation	-	-	-	352,994	-	352,994
Net loss for the year	-	-	-	-	(18,008,623)	(18,008,623)

Balance, December 31, 2018	35,335,378	35,335	85,604,271	223,651	(73,722,801)	12,140,456

Common stock issued for cash, net	5,787,067	5,787	16,585,289	-	-	16,591,076
Common stock issued for cashless exercise of stock options	2,858	3	(3)	-	-	-
Employee stock options granted for services	-	-	1,458,607	-	-	1,458,607
Warrants granted for services	-	-	8,506	-	-	8,506
Modification of financing warrants	-	-	196,957	-	-	196,957
Foreign currency translation	-	-	-	(97,981)	-	(97,981)
Net loss for the year	-	-	-	-	(16,099,055)	(16,099,055)
Balance, December 31, 2019	41,125,303	41,125	103,853,627	125,670	(89,821,856)	14,198,566

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	For the year ended
	December 31, 2019	December 31, 2018
	$	$

Operating Activities:
Net loss	(16,099,055)	(18,008,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676,815	636,380
Amortization of operating lease right-of-use assets	225,597	-
Loss on disposal of property and equipment	-	403
Stock based compensation	1,458,607	2,570,095
Warrants issued for services	8,506	22,776
Financing costs for warrants modified	196,957	-

Changes in operating assets and liabilities:
Prepaid expenses	(22,080)	10,012
Other current assets	(92,838)	(29,910)
Accounts payable and accrued liabilities	1,105,211	100,037
Management and directors’ fees payable	20,779	(34,197)
Operating leases liabilities	(217,954)	-
Net Cash Used In Operating Activities	(12,739,455)	(14,733,027)

Investing Activities:
Purchases of property and equipment	(511,266)	(301,805)

Net Cash Used In Investing Activities	(511,266)	(301,805)

Financing Activities:
Net proceeds from issuance of common shares	16,591,076	17,245,346
Proceeds from grants repayable	32,795	177,079
Proceeds from long-term debt	838,039	1,159,836
Payments on long-term debt	(351,009)	(436,784)
Payments on grants repayable	(39,335)	(40,877)
Payments on financing leases	(142,039)	(137,513)

Net Cash Provided By Financing Activities	16,929,527	17,967,087

Effect of foreign exchange on cash and cash equivalents	(139,860)	378,704

Net Change in Cash and Cash Equivalents	3,538,946	3,310,959

Cash and Cash Equivalents – Beginning of Year	13,427,222	10,116,263

Cash and Cash Equivalents – End of Year	16,966,168	13,427,222

Supplemental Disclosures of Cash Flow Information:

Interest paid	126,572	110,924
Income tax paid	-	-

Non - Cash Financing Activities:
Common Stock issued on cashless exercises of stock options and warrants	3	12
Finance lease obligations	-	28,605
Offering costs from issuance of common stock	-	872,571

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 1 - Nature of Operations

The Company was incorporated under the laws of the State of Delaware on September 24, 1998. On September 22, 2011, the Company filed a Certificate for Renewal and Revival of Charter with the Secretary of State of Delaware. Pursuant to Section 312(1) of the Delaware General Corporation Law, the Company was revived under the new name of “VolitionRX Limited” and the name change became effective on October 11, 2011. On October 7, 2016, the Company amended its Certificate of Incorporation to reflect a name change to “VolitionRx Limited.”

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

The Company’s principal business objective through its subsidiaries is to develop and bring to market simple, easy to use, cost effective blood tests designed to help diagnose a range of cancers and other diseases.  The tests are based on the science of Nucleosomics, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – an indication that disease is present.  The Company has one wholly owned subsidiary, Singapore Volition.  Singapore Volition has one wholly owned subsidiary, Belgian Volition SPRL, a Belgium private limited liability company formerly known as ValiBioSA (“Belgian Volition”), which it acquired as of September 22, 2010.  Belgian Volition has three subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), which was formed as of November 13, 2015, Volition America, Inc. (“Volition America”), which was formed as of February 3, 2017, as well as its majority–owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”), which was formed as of June 3, 2019.  Following the acquisition of Singapore Volition in 2011, the Company’s fiscal year end was changed from August 31 to December 31.

Note 2 - Going Concern

The Company's Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $89.8 million, has negative cash flows from operations, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period at least one year from the date of issuance of these Consolidated Financial Statements.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by, (a) securing additional grant funds, (b) obtaining additional financing through debt or equity transactions; (c) granting licenses to third parties in exchange for specified up-front and/or back end payments, and (d) developing and commercializing its products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in United States dollars. The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, impairment analysis of intangible assets and valuations of stock-based compensation.

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2019 include the accounts of the Company and its wholly owned subsidiaries, Singapore Volition, Belgian Volition, Volition Diagnostics UK Limited and Volition America, as well as its majority-owned subsidiary Volition Vet. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company had $16,966,168 and $13,427,222, respectively, in cash and cash equivalents. At December 31, 2019 and December 31, 2018, the Company had $16,499,679 and $12,899,095, respectively, in its domestic accounts in excess of Federal Deposit Insurance Corporation insured limits. At December 31, 2019 and December 31, 2018, the Company had $2,887,483 and $451,468, respectively, in its foreign accounts in excess of the Belgian Deposit Guarantee insured limits. At December 31, 2019 and December 31, 2018, the Company had $170,387 and $76,665, respectively, in its foreign accounts in excess of the Singapore Deposit Insurance Scheme. At December 31, 2019 and December 31, 2018, the Company had $777,432 and $55,398, respectively, in its foreign accounts in excess of the UK Deposit Protection Scheme.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of December 31, 2019, 4,359,301 potential common shares equivalents from warrants and options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

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

Financial Instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consists of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Other Comprehensive Income (Loss)

ASC 220, “Other Comprehensive Income/(Loss)”, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As of December 31, 2019, the Company had $125,670 of accumulated other comprehensive loss, relating to foreign currency translation.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Beginning in 2014, the Financial Accounting Standards Board (“FASB”) issued several Accounting Standards Updates establishing Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”).  ASC 606 replaces most industry-specific revenue recognition guidance in U.S. GAAP with a new principles-based, five-step revenue recognition model.  The Company adopted ASC 606 effective January 1, 2019. Under ASC 606, the Company recognizes revenues when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company  recognizes revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation(s).

The Company generates revenue from its license agreement with Active Motif, Inc. (“Active Motif”) for the sale of Research Use Only (“ROU”) kits from which the Company receives royalties. In addition, revenue is received from external third parties for services the Company performs for them in its laboratory.

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

Royalty

The Company receives royalty revenues on the net sales recognized during the period in which the revenue is earned, and the amount is determinable from the licensee. These are presented under “Royalty” in the consolidated statements of operations. The Company does not have future performance obligations under this revenue stream. In accordance with ASC 606, the Company records these revenues based on estimates of the net sales that occurred during the relevant period from the licensee. The relevant period estimates of these royalties are based on preliminary gross sales data provided by Active Motif and analysis of historical gross-to-net adjustments. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known.

Services

The Company includes revenue recognized from laboratory services performed in the Company’s laboratory on behalf of third parties under “Services” in the consolidated statements of operations.

For each development and/or commercialization agreement that results in revenues, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

Research and Development

In accordance with ASC 730, the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $10.4 million and $10.9 million during the years ended December 31, 2019 and December 31, 2018, respectively.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Impairment losses of $nil and $nil were recognized during the years ended December 31, 2019 and December 31, 2018, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Leases

In February of 2016, FASB issued Accounting Standards Update No. 2016-02 – Leases (“Topic 842”), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted Topic 842 as of January 1, 2019 using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $110,630 and operating lease liability of $110,630. Due to the simplistic nature of the Company's leases, no retained earnings adjustment was required.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2019 and December 31, 2018:

				December 31,
				2019
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	426,461	280,554	145,907
Laboratory equipment	5 years	2,052,348	1,256,637	795,711
Office furniture and equipment	5 years	217,545	114,242	103,303
Buildings	30 years	1,472,211	139,021	1,333,190
Building improvements	5-15 years	630,824	117,526	513,298
Land	Not amortized	89,816	-	89,816

		4,889,205	1,907,980	2,981,225

				December 31,
				2018
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	344,383	166,750	177,633
Laboratory equipment	5 years	1,673,215	928,841	744,374
Office furniture and equipment	5 years	204,129	75,137	128,992
Buildings	30 years	1,502,171	91,785	1,410,386
Building improvements	5-15 years	643,663	77,049	566,614
Land	Not amortized	91,644	-	91,644

		4,459,205	1,339,562	3,119,643

The majority of capital expenditures in 2019 are related to €0.4 million Euros for software and laboratory equipment.

During the years ended December 31, 2019 and December 31, 2018, the Company recognized $589,532 and $548,005, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

December 31, 2019
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,147,391	775,086	372,305

December 31, 2018
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,167,383	700,478	466,905

During the years ended December 31, 2019, and December 31, 2018, the Company recognized $87,285 and $91,911, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2020	$87,539
2021	$87,539
2022	$87,539
2023	$87,539
2024	$22,149
Total Intangible Assets	$372,305

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2019. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2019.

Note 6 - Related Party Transactions

See Note 7 for common stock issued to related parties and Note 8 for stock options and warrants issued to related parties. The Company has agreements with related parties for consultancy services which are accrued under management and directors’ fees payable (see consolidated balance sheet).

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 7 - Common Stock

As of December 31, 2019, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 41,125,303 and 35,335,378 shares were issued as of December 31, 2019 and December 31, 2018, respectively.

On June 14, 2019, an amendment to the 2015 Stock Incentive Plan (the “2015 Plan”) was approved by the stockholders at the annual meeting to increase the number of shares of common stock available for issuance under the 2015 Plan by 1,000,000 shares to an aggregate maximum of 4,250,000 shares.

2019

Issuances Upon Warrant and Option Exercises

On August 10, 2018, the Company issued to Cotterford Company Limited (“Cotterford”) in a private placement offering (PIPE) 5.0 million shares of common stock at a price of $1.80 per share, for aggregate gross proceeds of $9.0 million.  In connection with the transaction, approximately $0.1 million was incurred for legal and other fees resulting in net proceeds of approximately $8.9 million. Additionally, the Company issued to Cotterford a warrant to purchase up to an additional 5.0 million shares of common stock at an exercise price of $3.00 per share payable in cash.  This transaction resulted in Cotterford becoming a significant stockholder and therefore a related party in accordance with U.S. GAAP.  The shares of common stock (including the shares underlying the warrant) were subsequently registered for resale on Form S-3 (declared effective by the SEC on October 15, 2018, File No. 333-227731).

From January 30, 2019 to February 26, 2019, warrants to purchase 754,475 shares of our common stock were exercised at a price of $2.20 per share, for gross proceeds to the Company of approximately $1.66 million.

On March 8, 2019, Cotterford partially exercised its warrant and purchased 1,724,138 shares of our common stock at a price of $2.90 per share, for gross proceeds to the Company of $5.0 million.

On May 3, 2019, Cotterford partially exercised its warrant and purchased 1,666,667 shares of our common stock at a price of $3.00 per share, for gross proceeds to the Company of $5.0 million.

On July 24, 2019, Cotterford exercised the remainder of its warrant and purchased 1,609,195 shares of our common stock at a price of $3.00 per share, for gross proceeds to the Company of approximately $4.8 million.

From August 20, 2019 to September 20, 2019, 6,166 stock options were exercised to purchase shares of our common stock at $2.35 per share in a cashless exercise that resulted in the issuance of 2,487 shares of our common stock.

On November 15, 2019, 4,167 stock options were exercised to purchase shares of our common stock at $5.00 per share in a cashless exercise that resulted in the issuance of 371 shares of our common stock.

From November 25, 2019 to November 27, 2019, warrants to purchase 29,392 shares of our common stock were exercised at a price of $2.40 per share, for gross proceeds to the Company of $70,541.

Equity Distribution Agreement

On September 7, 2018, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), which agreement allows it to offer and sell shares of its common stock having an aggregate offering price of up to $10.0 million from time-to-time pursuant to a shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248) through Oppenheimer acting as the Company’s agent and/or principal. Through December 31, 2019, the Company raised aggregate net proceeds (net of broker commissions and fees) of $16,547 under the equity distribution agreement through the sale of 3,200 shares of its common stock. All of such shares were sold during the quarter ended December 31, 2019. The Company used the net proceeds raised to date for continued product development, clinical studies, product commercialization, working capital and other general corporate purposes.

2018

From February 5 to June 4, 2018, 29,375 warrants were exercised to purchase shares of our common stock at a price of $2.00 per share in a cashless exercise that resulted in the issuance of 11,831 shares of our common stock.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 7 - Common Stock (Continued)

On March 13, 2018, the Company issued 3.5 million shares of common stock in a registered public offering at a price of $2.40 per share, for aggregate gross proceeds of $8.4 million. In connection with the transaction, approximately $0.8 million was incurred for legal and underwriting fees resulting in net proceeds of approximately $7.6 million. Pursuant to this offering, the underwriters had the option to purchase up to an additional 525,000 shares of our common stock for 30 days following the pricing of the initial closing, which option was not exercised.

On August 10, 2018, the Company issued to Cotterford in a private placement offering (“PIPE”) 5.0 million shares of our common stock at a price of $1.80 per share, for aggregate gross proceeds of $9.0 million.

On October 16, 2018, 243,903 warrants were exercised at a price of $2.40 per share, for gross cash proceeds to the Company of $585,367. As a result, a total of 243,903 shares of our common stock were issued.

On October 16, 2018, 60,250 warrants were exercised at a price of $2.20 per share, for gross cash proceeds to the Company of $132,550. As a result, a total of 60,250 shares of our common stock were issued.

Note 8 - Warrants and Options

a)  Warrants

The following table summarizes the changes in warrants outstanding of the Company during the years ended December 31, 2019 and December 31, 2018:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2017	1,731,680	2.36
Granted	5,000,000	3.00
Exercised	(333,528)	2.33
Expired	(290,535)	2.54
Outstanding at December 31, 2018	6,107,617	2.88
Granted	-	-
Exercised	(5,783,867)	2.86
Expired	(133,750)	2.20
Outstanding at December 31, 2019	190,000	2.90

Exercisable at December 31, 2019	65,000	4.53

2019

Effective March 5, 2019, the Company entered into an amendment to an outstanding warrant to purchase up to an aggregate of 5.0 million shares of our common stock, originally issued to Cotterford, a significant stockholder, in connection with an equity financing completed on or about August 10, 2018.  The amendment temporarily reduced the exercise price of such warrant from $3.00 per share to $2.90 per share through the close of business on March 8, 2019. As a result of this amendment, $196,957 of financing costs were recorded in other expenses.

On March 8, 2019, Cotterford partially exercised its warrant and purchased 1,724,138 shares of our common stock at $2.90 per share resulting in gross proceeds to the Company of $5.0 million.

On May 3, 2019, Cotterford partially exercised its warrant and purchased 1,666,667 shares of our common stock at $3.00 per share resulting in gross proceeds of $5.0 million to the Company.

On July 1, 2019, the Company modified the performance criteria for certain vesting milestones on a warrant held by an officer of the Company and as a result the Company re-measured warrants held by the officer, to purchase 125,000 shares of our common stock at an exercise price of $2.47 per share, resulting in $11,829 of additional warrant expense to be recorded over the vesting period. These warrants vest on achievement of certain business objectives and expire 3 years from the date of vesting.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 8 - Warrants and Options (Continued)

On July 24, 2019, Cotterford exercised the remainder of its warrant and purchased 1,609,195 shares of our common stock at $3.00 per share resulting in gross proceeds of $4.8 million to the Company.

During the year 2019, warrants to purchase an aggregate of 5,783,067 shares of our common stock were exercised (including the exercises by Cotterford referenced above) for gross cash proceeds to the Company of approximately of $16.6 million.

2018

On August 10, 2018, in conjunction with the PIPE transaction the Company issued to Cotterford a warrant to purchase up to 5.0 million shares of common stock at an exercise price of $3.00 per share payable in cash (subject to adjustment pursuant to the terms of the warrant). The warrant has an expiration date of August 10, 2019 and is exercisable for a period of 6 months commencing on February 10, 2019.

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

Below is a table summarizing the warrants issued and outstanding as of December 31, 2019, which have a weighted average exercise price of $2.90 per share and an aggregate weighted average remaining contractual life of 2.91 years.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
150,000	25,000	2.47	3.25	370,500
40,000	40,000	4.53	0.87	181,200
190,000	65,000			551,700

Warrant expense of $8,506 and $22,776 was recorded in the years ended December 31, 2019, and December 31, 2018, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $20,335 and is expected to be recognized over a period of 1.0 years. As of December 31, 2019, the total intrinsic value of warrants was $348,900.

b)  Options

The Company currently has options outstanding under both its 2011 Equity Incentive Plan (the “2011 Plan”) (for option issuances prior to 2016) and its 2015 Plan (for option issuances commencing in 2016). Effective as of January 1, 2016, no additional awards were or may be made under the 2011 Plan.

The 2015 Plan was adopted by the Board of Directors on August 18, 2015 and approved by the stockholders at an annual meeting held on October 30, 2015. On August 5, 2016, the Board of Directors adopted an amendment to the 2015 Plan to increase the number of shares of common stock available for issuance under such Plan by 750,000 shares to an aggregate maximum of 1,750,000 shares, which amendment was approved by the stockholders at an annual meeting held on October 7, 2016. On June 13, 2017, the Board of Directors adopted a subsequent amendment to the 2015 Plan to increase the number of shares of common stock available for issuance under such Plan by 750,000 shares to an aggregate maximum of 2,500,000 shares, which amendment was approved by the stockholders at an annual meeting held on September 8, 2017. On June 15, 2018, the Board of Directors adopted a subsequent amendment to the 2015 Plan to increase the number of shares of common stock available for issuance under such Plan by 750,000 shares to an aggregate maximum of 3,250,000 shares, which amendment was approved by the stockholders at an annual meeting held on September 7, 2018. On March 27, 2019, the Board of Directors adopted a subsequent amendment to the 2015 Plan to increase the number of common stock available for issuance under the Plan by 1,000,000 shares to an aggregate maximum of 4,250,000 shares, which amendment was approved by the stockholders at an annual meeting held on June 14, 2019.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

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

The following table summarizes the changes in options outstanding of the Company during the years ended December 31, 2019 and 2018:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2017	2,939,134	4.09
Granted	805,000	4.00
Exercised	-	-
Expired/Cancelled	(245,333)	4.98
Outstanding at December 31, 2018	3,498,801	4.00
Granted	730,000	3.25
Exercised	(10,333)	3.42
Expired/Cancelled	(49,167)	3.31
Outstanding at December 31, 2019	4,169,301	3.88

Exercisable at December 31, 2019	3,484,301	4.01

2019

Effective February 11, 2019, the Company granted stock options to purchase 730,000 shares of our common stock to various Company personnel (including directors, executives, members of management and employees) for services to the Company. These options vested on February 11, 2020 and expire 5 years after the vesting date, with an exercise price of $3.25 per share. The Company has calculated the estimated fair market value of these options at $1,569,816, using the Black-Scholes model and the following assumptions: term 6 years, stock price $3.16, exercise price $3.25, 77.86% volatility, 2.52% risk free rate, and no forfeiture rate.

Subsequent to the February 2019 grant, stock options to purchase 45,000 shares of our common stock subject to the grant were forfeited.

2018

Effective January 23, 2018, the Company granted stock options to purchase 780,000 shares of our common stock to various Company personnel (including directors, executives, members of management and employees) for services to the Company. These options vested on January 23, 2019 and expire 5 years after the vesting date, with an exercise price of $4.00 per share. The Company has calculated the estimated fair market value of these options at $1,930,265, using the Black-Scholes model and the following assumptions: term 6 years, stock price $3.75, exercise price $4.00, 75.4% volatility, 2.55% risk free rate, and no forfeiture rate.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 8 - Warrants and Options (Continued)

Effective September 28, 2018, the Company granted stock options to purchase 25,000 shares of our common stock to the Company controller for services to the Company. These options vested on September 28, 2019 and expire 5 years after the vesting date, with an exercise price of $4.00 per share. The Company has calculated the estimated fair market value of these options at $39,733, using the Black-Scholes model and the following assumptions: term 6 years, stock price $2.59, exercise price $4.00, 77.59% volatility, 3.01% risk free rate, and no forfeiture rate.

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

Below is a table summarizing the options issued and outstanding as of December 31, 2019, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016) and which have a weighted average exercise price of $3.88 per share and an aggregate weighted average remaining contractual life of 2.97 years.

As of December 31, 2019, an aggregate of 1,114,000 shares of common stock remained available for future issuance under the 2015 Plan.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
11,599	11,599	2.35	0.35	27,258
322,500	322,500	2.50	0.63	806,250
322,500	322,500	3.00	0.63	967,500
685,000	-	3.25	5.12	2,226,250
17,767	17,767	3.35	1.20	59,519
20,000	20,000	3.80	1.38	76,000
1,817,837	1,817,837	4.00	3.03	7,271,348
89,163	89,163	4.38	3.03	390,534
17,768	17,768	4.35	2.20	77,291
50,000	50,000	4.80	3.01	240,000
815,167	815,167	5.00	2.51	4,075,836
4,169,301	3,484,301			16,217,786

Stock option expense of $1,458,607 and $2,570,095 was recorded in the year ended December 31, 2019 and December 31, 2018, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $165,465 and is expected to be recognized over a period of 0.12 years. As of December 31, 2019, the total intrinsic value of stock options was $3,759,645.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 9 - Income Taxes

The Company has estimated net operating losses for the years ended December 31, 2019 and 2018 of $17.3 million and $12.4 million, respectively, available to offset taxable income in future years.

The significant components of deferred income taxes and assets as of December 31, 2019 and December 31, 2018 are as follows:

Net Deferred Tax Liability	December 31, 2019	December 31, 2018
	$	$
Excess of tax over book depreciation and amortization	(3,901)	(10,761)
ROU Asset	(41,250)
Lease Liability	43,896
Prepaid expenses	-	-
Allowance for doubtful accounts	-	-
Accrued expenses	1,154	1,154
Stock-based compensation	-	-
Net Operating Losses carry-forward	17,326,179	12,437,561
Research and development tax credits	231,243	337,507
Gross deferred tax assets	17,557,321	12,765,461
Valuation allowance	(17,557,321)	(12,765,461)

Net deferred tax asset	-	-

Change in Valuation Allowance	(4,791,860)

Summary Rate Reconciliation	December 31, 2019	December 31, 2018
	%	%
Federal statutory rate	21.0	21.0
State income taxes, net of federal benefit	-	-
Permanent Differences	4.1	(15.1)
Stock based compensation	(2.4)	(3.2)
Federal Research & Development Credits	0.6	0.4
Foreign taxes	6.7	6.2
Federal Deferred Rate Decrease	(0.2)	-
Increase/(decrease) in valuation reserve	(29.8)	(9.3)
Total	-	-

Disclosure Amounts	December 31, 2019 $

Net Operating Losses - United States	18,214,929
Net Operating Losses - Foreign	50,464,000
Credit Carryforward - United States	-
Credit Carryforward - Foreign	231,243

Increase in Valuation Allowance	4,791,860

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 10 - Commitments and Contingencies

a)  Financing Lease Obligations

In 2015, the Company entered into an equipment financing lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros, maturing May 2020.  As of December 31, 2019, the balance payable was $44,477.

In 2016, the Company entered into a real estate financing lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros, maturing May 2031. As of December 31, 2019, the balance payable was $641,513.

In 2018, the Company entered into a financing lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000 Euros, maturing January 2022. As of December 31, 2019, the balance payable was $19,664.

The following is a schedule showing the future minimum lease payments under financing leases by years and the present value of the minimum payments as of December 31, 2019.

2020	$114,649
2021	$69,946
2022	$61,798
2023	$60,387
2024	$60,386
Greater than 5 years	$445,331
Total	$812,497
Less: Amount representing interest	$(106,843)

Present value of minimum lease payments	$705,654

b)  Operating Lease Right-of-Use Liabilities

The Company adopted Topic 842 on January 1, 2019. The Company elected to adopt this standard using the optional modified retrospective transition method and recognized a cumulative-effect adjustment to the consolidated balance sheet on the date of adoption. Comparative periods have not been restated. With the adoption of Topic 842, the Company’s consolidated balance sheet now contains the following line items: Operating lease right-of-use assets, Current portion of operating lease liabilities and Operating lease liabilities, net of current portion.

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 4.47% and the weighted average remaining lease term is 21 months.

As of December 31, 2019, operating lease right-of-use assets and liabilities arising from operating leases were $381,483 and $389,119, respectively. During the year ended December 31, 2019, cash paid for amounts included for the measurement of lease liabilities was $242,656 and the Company recorded operating lease expense of $224,283.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (Continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2019.

2020	$269,215
2021	$91,671
2022	$34,497
2023	$10,773
Total Operating Lease Liabilities	$406,156
Less: Amount representing interest	$(17,037)
Present Value of minimum lease payments	$389,119

The Company’s office space leases are short term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the year ended December 31, 2019, $22,096 was recognized in short-term lease costs associated with the office lease in Singapore. The annual payments remaining for such short-term office lease were as follows:

2020	$12,750
2021	$-
Total Operating Lease Liabilities	$12,750

c)  Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid by installments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 Euros to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 Euros and the 6% royalty on revenue, is twice the amount of funding received. As of December 31, 2019, the grant balance repayable was $137,425.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000 Euros.  Per the terms of the agreement, €181,500 Euros of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 Euros and the 3.53% royalty on revenue, is equal to the amount of funding received. As of December 31, 2019, the grant balance repayable was $199,861.

As of December 31, 2019, the total balance for grant repayable was $337,286 and the annual payments remaining were as follows:

2020	$52,879
2021	$49,967
2022	$47,266
2023	$48,436
2024	$20,377
Greater than 5 years	$118,361
Total Grants Repayable	$337,286

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (Continued)

d)  Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%, maturing December 2023. As of December 31, 2019, the principal balance payable was $322,128.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%, maturing December 2031. As of December 31, 2019, the principal balance payable was $252,629.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%, maturing June 2021.  As of December 31, 2019, the principal balance payable was $175,150.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%, maturing September 2024.  As of December 31, 2019, €1 million Euros has been drawn down under this agreement and the principal balance payable was $1,122,701.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with fixed interest rate of 4.00%, maturing June 2022. As of December 31, 2019, the principal balance payable was $408,888.

On November 28, 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with fixed interest rate of 4.80%, maturing September 2024. As of December 31, 2019, the principal balance payable was $561,351.

As of December 31, 2019, the total balance for long-term debt payable was $2,842,847 and the payments remaining were as follows:

2020	$777,648
2021	$735,546
2022	$622,760
2023	$526,585
2024	$327,970
Greater than 5 years	$174,038
Total	$3,164,547
Less: Amount representing interest	$(321,700)
Total Long-Term Debt	$2,842,847

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with the German Cancer Research Center, or DKFZ, in Germany for a 3-year period for €338,984 Euros.  As of December 31, 2019, $224,540 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ, in Germany for a 5-year period for €400,000 Euros.  As of December 31, 2019, $84,203 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a collaborative research agreement with Munich University, in Germany for a 3-year period for €360,000 Euros.  As of December 31, 2019, $110,025 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the Regents of the University of Michigan for a 3-year period for up to $3.0 million.  As of December 31, 2019, up to $388,000 is still to be paid by the Company under this agreement. This agreement was amended in February 2020 to redefine a new clinical study. See Note 11.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2019 and 2018

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (Continued)

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of December 31, 2019, $1.66 million is still to be paid by the Company under this agreement.

On May 1, 2019, the Company entered into a research collaboration agreement with the University of Taiwan to collect a total of 1,200 samples for a 2-year period for a cost to the Company of up to $320,000 payable over such period. As of December 31, 2019, $224,000 is still to be paid by the Company under this agreement.

As of December 31, 2019, the total amount to be paid for future research and collaboration commitments was $2.69 million and the annual payments remaining were as follows:

2020	$1,699,767
2021	$988,500
Total Collaborative Agreement Obligations	$2,688,267

f)  Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 11 - Subsequent Events

On January 7, 2020, a former director of the Company exercised 60,000 stock options to purchase shares of our common stock at prices ranging from $2.50 to $4.00 per share in a cashless exercise that resulted in the issuance of 17,483 shares of our common stock.

On January 10, 2020, the Company through its wholly owned subsidiary Belgian Volition, acquired an epigenetic reagent company Octamer GmbH, based in Munich, Germany, for a total purchase price of approximately $725,000, of this amount $400,000 was in cash and the balance was paid with 73,263 restricted shares of our common stock. This strategic acquisition helps secure the supply of one of the key components of Volition’s Nu.QTM    tests, the recombinant nucleosome used as the calibrant.

On January 14, 2020, the Company purchased from its Chief Medical Officer 11,364 shares of our common stock at $4.79 per share, for a total cost to the Company of $54,434. These shares were subsequently retired.

On February 17, 2020, Volition America entered into an amendment, or the Amendment, to that certain Clinical Study Agreement, or the CSA, by and between Volition America and the Regents of the University of Michigan, or the Regents, with regards to Volition America’s participation with the Regents and the National Cancer Institute, or NCI, Early Detection Research Network in a clinical study.  Pursuant to the terms of the Amendment, the parties acknowledged that, although not fully-completed, the requirements of the original clinical study had been satisfied, including any and all payment obligations by Volition America. Further, the Amendment provided that a new clinical study would be undertaken at no additional cost to Volition America. The remaining terms of the CSA remain unchanged.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles U.S GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies in the following areas that constituted material weaknesses, as described below:

•segregation of duties in some areas of Finance;

•oversight in the area of Information Technology (“IT”), where certain processes may affect the internal controls over financial reporting; and

•monitoring of review controls with respect to accounting for complex transactions.

Accordingly, the Company concluded that these control deficiencies resulted in a possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

As of December 31, 2019, we did not maintain sufficient internal controls over financial reporting in the following areas:

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2019, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in stable business operations and has sufficient personnel and resources available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

•Additional Finance resources will be recruited to resolve the segregation of duties control weaknesses noted above;

•Internal audit resources will be contracted to review and advise on control weaknesses across the organization; and

•Specialist resources in IT and Human Resources will be recruited to recommend and implement relevant policy and processes to strengthen IT and Human Resources internal controls associated with financial reporting.

ITEM 9B.OTHER INFORMATION

On February 17, 2020, Volition America, Inc., or Volition America, a wholly-owned subsidiary of the Company, entered into an amendment, or the Amendment, to that certain Clinical Study Agreement, or the CSA, by and between Volition America and the Regents of the University of Michigan, or the Regents, with regards to Volition America’s participation with the Regents and the National Cancer Institute, or NCI, Early Detection Research Network in a clinical study involving approximately 13,500 asymptomatic screening samples provided by the Regents and/or NCI (including more than 4,600 previously collected samples) from people aged 50 and over who had not previously undergone screening or diagnostic colonoscopy, referred to as the Original Study. Pursuant to the terms of the Amendment, the parties acknowledged that, although not fully-completed, the requirements of the Original Study had been satisfied, including any and all payment obligations by Volition America.  Further, the Amendment provided that a new clinical study, referred to as the New Study, would be undertaken at no additional cost to Volition America that involves approximately 1,800 asymptomatic screening samples provided by the Regents and/or NCI (including approximately 500 previously collected samples) from people aged 18 and over (i) who are being seen preoperatively for colon adenocarcinoma or adenoma and who had not previously had any radiation or chemotherapy for the current diagnosis, or (ii) who are undergoing colonoscopy procedures for colonic neoplasia screening, surveillance or resection of known neoplastic lesions.  The screening samples from the New Study will be tested by Volition America for blood-based, cell-free circulating biomarkers on Volition’s proprietary Nu.QTM platform to validate Volition’s Nu.QTM Colorectal Cancer Screening Test for U.S. regulatory purposes. The enrollment period and sample collection is anticipated to take up to 14 months to complete. The remaining terms of the CSA remain unchanged.  The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by such Amendment, a copy of which is filed as Exhibit 10.22 to this Report

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2020 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 29, 2020.

ITEM 11. EXECUTIVE COMPENSATION

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

3.Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement by and between Singapore Volition and ValiRX dated September 22, 2010.	8-K/A	000-30402	2.01	5/8/12
2.2	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX dated June 9, 2011.	8-K/A	000-30402	10.15	1/11/12
2.3	Share Exchange Agreement by and among Standard Capital Corporation, the controlling shareholders of Standard Capital Corporation and Singapore Volition dated September 26, 2011.	8-K	000-30402	2.1	9/29/11
2.4	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011.	8-K/A	000-30402	10.28	4/5/12
3.1	Second Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-36833	3.1	10/11/16
3.2	Amended and Restated Bylaws, as currently in effect.	S-8	333-208512	4.2	12/11/15
4.1	Description of Capital Stock.					X
10.1	Non-Exploitation and Third-Party Patent License Agreement by and among ValiBio SA, ValiRX and The Walloon Region dated December 17, 2009.	8-K/A	000-30402	10.06	2/24/12
10.2	Common Stock Purchase Agreement, by and among VolitionRx and the purchasers thereto dated February 26, 2014.	8-K	000-30402	10.1	2/28/14
10.3#	Employment Agreement by and between VolitionRx and Jason Terrell MD, dated December 29, 2015.	10-K	001-36833	10.24	3/11/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Exhibit	Filing Date	Filed Herewith

10.4#	2011 Equity Incentive Plan dated November 17, 2011.	8-K	000-30402	4.01	11/18/11
10.6(b)#	Form Stock Award Agreement for Restricted Stock under the 2011 Equity Incentive Plan.	8-K	000-30402	4.03	11/18/11
10.7#	2015 Stock Incentive Plan, as amended March 27, 2019.	8-K	001-36833	10.1	06/18/19
10.8(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.2	10/14/16
10.9(b)#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.3	10/14/16
10.10(c)#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the 2015 Stock Incentive Plan	S-8	333-214118	10.4	10/14/16
10.11(d)#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.5	10/14/16
10.11(e)#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.6	10/14/16
10.11(f)#	Form of Notice of Performance Shares Award and Performance Shares Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.7	10/14/16
10.12#	Independent Director Agreement.	10-Q	001-36833	10.33	5/12/15
10.13	Real Estate Capital Lease Agreement by and between Belgian Volition and ING Asset Finance Belgium S.A., dated October 4, 2016 (English translation of French original).	8-K	001-36833	10.1	10/31/16
10.14	Deed of Sale to the Sale Agreement by and between and Gerard Dekoninck S.A., dated October 25, 2016 (English translation of French original).	8-K	001-36833	10.2	10/31/16
10.15#	Employment Agreement by and between Volition Diagnostics UK Limited and Cameron Reynolds, dated March 7, 2017.	10-K	001-36833	10.27	03/10/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16#	Employment Agreement by and between Volition Diagnostics UK Limited and Jacob Micallef, dated March 7, 2017.	10-K	001-36833	10.28	03/10/17
10.18#	Employment Agreement by and between Volition Diagnostics UK Limited and Martin Faulkes, dated March 7, 2017.	10-K	001-36833	10.30	03/10/17
10.19#	Employment Agreement by and between Volition Diagnostics UK Limited and David Vanston, dated April 10, 2017.	10-Q	001-36833	10.1	05/11/17
10.20	Unsecured Credit Agreement dated September 20, 2017, by and among VolitionRx Limited, Belgian Volition SPRL and SOFINEX (English translation of French original).	8-K	001-36833	10.1	09/21/17
10.21	Clinical Study Agreement dated July 17, 2017, by and between Volition America, Inc. and the Regents of the University of Michigan.	10-Q	001-36833	10.1	11/09/17
10.22	Amendment #1 to Clinical Study Agreement, dated February 17, 2020, by and between Volition America, Inc. and the Regents of the University of Michigan.					X
10.23	Common Stock Purchase Agreement, dated August 8, 2018, by and between VolitionRx and Cotterford Company Limited, including the form of Warrant attached as Exhibit B thereto.	8-K	001-36833	10.1	8/9/18
10.24	Equity Distribution Agreement, dated September 7, 2018, by and between VolitionRx and Oppenheimer & Co. Inc.	S-3	333-227248	1.2	9/10/18
10.25#	Warrant to Purchase Common Stock by and between VolitionRx and Jason Terrell MD, dated March 20, 2013; First Amendment to Warrant Agreement dated February 14, 2017; and Second Amendment to Warrant Agreement dated July 1, 2019.	S-3	333-236335	4.3	2/7/20
21.1	List of Subsidiaries.					X
23.1	Consent of independent registered public accounting firm.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney (included on the signature page of this Report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1 INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Indicates a management contract or compensatory plan or arrangement.
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

VOLITIONRX LIMITED

Dated: February 20, 2020	By: /s/ Cameron Reynolds
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

Signature	Title	Date

/s/ Cameron Reynolds Cameron Reynolds	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020

/s/ David Vanston David Vanston	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2020

/s/ Dr. Martin Faulkes Dr. Martin Faulkes	Director	February 20, 2020

/s/ Guy Innes Guy Innes	Director	February 20, 2020

/s/ Dr. Alan Colman Dr. Alan Colman	Director	February 20, 2020

/s/ Dr. Phillip Barnes Dr. Phillip Barnes	Director	February 20, 2020

/s/ Dr. Edward Futcher Dr. Edward Futcher	Director	February 20, 2020