Form 10-Q
period 2020-03-31
VOLITIONRX LTD
filed 2020-05-07
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

+1 (646) 650–1351

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock	VNRX	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]Yes  [X]No

As of May 4, 2020, there were 41,206,632 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL, Volition Diagnostics UK Limited, Volition America, Inc., Volition Germany GmbH, and its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC. Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.QTM and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	March 31,	December 31,
	2020	2019
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	11,970,217	16,966,168
Accounts receivable	242	-
Prepaid expenses	753,047	267,518
Other current assets	377,780	322,593
Total Current Assets	13,101,286	17,556,279

Property and equipment, net	3,097,465	2,981,225
Operating lease right-of-use assets	330,131	381,483
Intangible assets, net	346,030	372,305
Total Assets	16,874,912	21,291,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	1,487,769	627,253
Accrued liabilities	2,139,085	2,168,588
Management and directors’ fees payable	55,660	21,979
Current portion of long-term debt	612,655	647,569
Current portion of finance lease liabilities	74,033	97,946
Current portion of operating lease liabilities	226,697	257,244
Current portion of grant repayable	38,583	39,295
Total Current Liabilities	4,634,482	3,859,874

Long-term debt, net of current portion	2,063,100	2,195,278
Finance lease liabilities, net of current portion	583,333	607,708
Operating lease liabilities, net of current portion	112,209	131,875
Grant repayable, net of current portion	296,431	297,991
Total Liabilities	7,689,555	7,092,726

STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 41,206,632 shares and 41,125,303 shares, respectively	41,207	41,125
Additional paid-in capital	104,325,749	103,853,627
Accumulated other comprehensive income	499,596	125,670
Accumulated deficit	(95,681,195)	(89,821,856)
Total VolitionRx Limited Stockholders’ Equity	9,194,924	14,198,566
Non-controlling interest	(9,567)	-
Total Stockholders’ Equity	9,185,357	14,198,566

Total Liabilities and Stockholders’ Equity	16,874,912	21,291,292

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months ended March 31,
	2020	2019
	$	$

Revenues
Royalty	240	-
Product sales	304	-
Total Revenues	544	-

Operating Expenses
Research and development	3,894,966	2,474,559
General and administrative	1,703,522	1,229,440
Sales and marketing	273,954	284,280
Total Operating Expenses	5,872,442	3,988,279

Operating Loss	(5,871,898)	(3,988,279)

Other Income (Expenses)
Grant income	7,924	-
Interest income	38,414	11,564
Interest expense	(33,779)	(30,101)
Other expenses	-	(196,957)
Total Other Income (Expenses)	12,559	(215,494)

Provision for Income Taxes	-	-

Net Loss	(5,859,339)	(4,203,773)
Net Loss attributable to Non-Controlling Interest	9,567	-
Net Loss attributable to VolitionRx Limited Stockholders	(5,849,772)	(4,203,773)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	373,926	(24,055)

Net Comprehensive Loss	(5,485,413)	(4,227,828)

Net Loss Per Share – Basic and Diluted attributable to VolitionRx Limited	(0.14)	(0.12)
Weighted Average Shares Outstanding
– Basic and Diluted	41,197,125	36,212,897

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three Months ended March 31, 2020 and March 31, 2019

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2019	41,125,303	41,125	103,853,627	125,670	(89,821,856)	-	14,198,566
Common stock issued for Director compensation in Volition Germany	73,263	73	333,896	-	-	-	333,969
Common stock issued for cashless exercise of stock options	19,430	20	(20)	-	-	-	-
Employee stock options granted for services	-	-	165,464	-	-	-	165,464
Warrants granted for services	-	-	27,205	-	-	-	27,205
Stock repurchase	(11,364)	(11)	(54,423)	-	-	-	(54,434)
Foreign currency translation	-	-	-	373,926	-	-	373,926
Net loss for the period	-	-	-	-	(5,849,772)	(9,567)	(5,859,339)
Balance, March 31, 2020	41,206,632	41,207	104,325,749	499,596	(95,671,628)	(9,567)	9,185,357

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2018	35,335,378	35,335	85,604,271	223,651	(73,722,801)	-	12,140,456
Common stock issued for cash	2,478,613	2,479	6,658,192	-	-	-	6,660,671
Employee stock options granted for services	-	-	338,331	-	-	-	338,331
Warrants granted for services	-	-	2,127	-	-	-	2,127
Modification of financing warrants	-	-	196,957	-	-	-	196,957
Foreign currency translation	-	-	-	(24,054)	-	-	(24,054)
Net loss for the period	-	-	-	-	(4,203,773)	-	(4,203,773)
Balance, March 31, 2019	37,813,991	37,814	92,799,878	199,597	(77,926,574)	-	15,110,715

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Three Months ended March 31,
	2020	2019
	$	$
Operating Activities
Net loss	(5,859,339)	(4,203,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180,188	167,786
Amortization of operating lease right-of-use assets	63,025	12,062
Stock based compensation	165,464	338,331
Warrants issued for services	27,205	2,127
Shares issued for Director compensation in Volition Germany	333,969	-
Financing costs for warrants modified	-	196,957
Changes in operating assets and liabilities:
Prepaid expenses	(485,529)	(412,643)
Accounts receivable	(242)	-
Other current assets	(55,182)	(17,745)
Accounts payable and accrued liabilities	859,478	273,365
Management and directors’ fees payable	33,681	4,076
Right-of-use assets operating leases liabilities	(61,614)	(11,440)
Net Cash Used In Operating Activities	(4,798,896)	(3,650,897)

Investing Activities:
Purchases of property and equipment	(330,691)	(112,102)
Net Cash Used In Investing Activities	(330,691)	(112,102)

Financing Activities:
Net proceeds from issuances of common shares	-	6,660,671
Common stock repurchased	(54,434)	-
Proceeds from grants repayable	3,802	32,652
Payments on long-term debt	(115,884)	(87,577)
Payments on finance lease obligations	(35,575)	(35,678)
Net Cash (Used In) Provided By Financing Activities	(202,091)	6,570,068

Effect of foreign exchange on cash	335,727	(68,019)

Net Change in Cash	(4,995,951)	2,739,050

Cash and cash equivalents – Beginning of Period	16,966,168	13,427,222

Cash and cash equivalents – End of Period	11,970,217	16,166,272

Supplemental Disclosures of Cash Flow Information:
Interest paid	33,779	30,101
Non-Cash Financing Activities:
Common Stock issued on cashless exercises of stock options	20	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of VolitionRx Limited (the “Company,” “VolitionRx,” “we” or “us”) for the three months ended March 31, 2020 and 2019, respectively, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2020 and 2019, respectively, and our results of operations and cash flows for the three months ended March 31, 2020 and 2019, respectively. The results of operations for the periods ended March 31, 2020 and 2019, respectively, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2020.

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

Principles of Consolidation

The accompanying interim consolidated financial statements for the period ended March 31, 2020 include the accounts of the Company and its subsidiaries. The Company has one-wholly-owned subsidiary, Singapore Volition.  Singapore Volition has one wholly-owned subsidiary, Belgian Volition SPRL (“Belgian Volition”).  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8 for more information regarding Volition Vet and Volition Germany. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, we consider interest bearing deposits with original maturity date of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. At March 31, 2020, cash and cash equivalents totaled approximately $12.0 million, of which $8.1 million was held in an overnight money market account.

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. At March 31, 2020, the accounts receivable balance was $242.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue Recognition

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

The Company generates revenue from its license agreement with Active Motif Inc. (“Active Motif”) for the sale of Research Use Only kits from which the Company receives royalties. In addition, revenue is received from external third parties for product sales and/or services the Company performs for them in its laboratory.

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

Royalty

The Company receives royalty revenues on the net sales recognized during the period in which the revenue is earned, and the amount is determinable from the licensee. These are presented in “Royalty” in the consolidated statements of operations and comprehensive loss.  The Company does not have future performance obligations under this revenue stream. In accordance with ASC 606, the Company records these revenues based on estimates of the net sales that occurred during the relevant period from the licensee. The relevant period estimates of these royalties are based on preliminary gross sales data provided by Active Motif and analysis of historical gross-to-net adjustments. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known.

Product Sales

The Company includes revenue from product sales recognized during the period in which goods are shipped to third parties, and the amount is deemed collectable from the third parties. These are presented in “Product sales” in the consolidated statements of operations and comprehensive loss.

Services

The Company includes revenue recognized from laboratory services performed in the Company’s laboratory on behalf of third parties in “Services” in the consolidated statements of operations and comprehensive loss.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2020, 4,325,419 potential common shares equivalents from warrants and options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive loss, the Company has reclassified the prior year comparative amounts of research and development, sales and marketing and general and administrative expenses and cash flows to be consistent with the current year classification.

Recent Accounting Pronouncements

The Company does not believe there are any other new applicable accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three months ended March 31, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

Note 2 - Going Concern

The Company’s condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $95.7 million, has negative cash flows from operations, and currently has limited revenues, which creates substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of March 31, 2020 and December 31, 2019:

				March 31,
				2020
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	444,944	300,082	144,862
Laboratory equipment	5 years	2,219,840	1,329,976	889,864
Office furniture and equipment	5 years	220,239	122,440	97,799
Buildings	30 years	1,445,535	148,546	1,296,989
Building improvements	5-15 years	706,929	127,167	579,762
Land	Not amortized	88,189	-	88,189
		5,125,676	2,028,211	3,097,465

				December 31,
				2019
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	426,461	280,554	145,907
Laboratory equipment	5 years	2,052,348	1,256,637	795,711
Office furniture and equipment	5 years	217,545	114,242	103,303
Buildings	30 years	1,472,211	139,021	1,333,190
Building improvements	5-15 years	630,824	117,526	513,298
Land	Not amortized	89,816	-	89,816
		4,889,205	1,907,980	2,981,225

During the three-month periods ended March 31, 2020 and March 31, 2019, the Company recognized $158,768 and $145,683, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

March 31,
2020
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,129,591	783,561	346,030

December 31,
2019
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,147,391	775,086	372,305

During the three-month periods ended March 31, 2020 and March 31, 2019, the Company recognized $21,420 and $22,103, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2020 - remaining	$64,639
2021	$86,170
2022	$86,170
2023	$86,170
2024	$22,881
Total Intangible Assets	$346,030

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 Topic “Property, Plant and Equipment” as of December 31, 2019. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2019.

Note 5 - Related Party Transactions

See Note 6 for common stock issued to related parties and Note 7 for stock options and warrants issued to related parties. The Company has agreements with related parties for consultancy services which are accrued under management and directors’ fees payable (see condensed consolidated balance sheets).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of March 31, 2020, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 41,206,632 and 41,125,303 shares were issued outstanding as of March 31, 2020 and December 31, 2019, respectively.

On June 14, 2019, an amendment to the 2015 Stock Incentive Plan (the “2015 Plan”) was approved by the stockholders at the annual meeting to increase the number of shares of common stock available for issuance under the 2015 Plan by 1,000,000 shares to an aggregate maximum of 4,250,000 shares.

Issuances Upon Warrant and Option Exercises

On January 7, 2020, 12,500 stock options were exercised to purchase shares of common stock at $2.50 per share in a cashless exercise that resulted in the issuance of 6,135 shares of common stock.

On January 7, 2020, 12,500 stock options were exercised to purchase shares of common stock at $3.00 per share in a cashless exercise that resulted in the issuance of 4,862 shares of common stock.

On January 7, 2020, 35,000 stock options were exercised to purchase shares of common stock at $4.00 per share in a cashless exercise that resulted in the issuance of 6,486 shares of common stock.

On January 9, 2020, 73,263 shares were issued as fully paid shares of common stock valued at $333,969 as compensation to a managing director of Volition Germany (see Note 8(f)).

From February 24, 2020 to March 20, 2020, 8,882 stock options were exercised to purchase shares of common stock at $2.35 per share in cashless exercises that resulted in the issuance of 1,947 shares of common stock.

Stock Repurchase

On January 12, 2020, the Company purchased from its Chief Medical Officer 11,364 shares of our common stock at $4.79 per share, for a total cost to the Company of $54,434. These shares were subsequently retired.

Equity Distribution Agreement

On September 7, 2018, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), which agreement allows it to offer and sell shares of common stock having an aggregate offering price of up to $10.0 million from time-to-time pursuant to a shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248) through Oppenheimer acting as the Company’s agent and/or principal. Through December 31, 2019, the Company raised aggregate net proceeds (net of broker commissions and fees) of $16,547 under the equity distribution agreement through the sale of 3,200 shares of its common stock. The Company used the net proceeds raised to date for continued product development, clinical studies, product commercialization, working capital and other general corporate purposes. During the three months ended March 31, 2020, the Company did not sell any shares under the equity distribution agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Warrants and Options

a)Warrants

The following table summarizes the changes in warrants outstanding of the Company during the three-month period ended March 31, 2020:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2019	190,000	2.90
Granted	50,000	3.45
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2020	240,000	3.02

Exercisable at March 31, 2020	190,000	2.90

Effective February 26, 2020, the vesting criteria of the remaining installment of a warrant originally granted March 20, 2013 to an officer of the Company, and previously amended, was deemed met pursuant to the approval of the Compensation Committee, resulting in the vesting of the Warrant as to 125,000 shares effective February 26, 2020, with an expiration date of February 26, 2023.

Effective March 1, 2020, the Company granted warrants to purchase 50,000 shares of common stock to a Company employee for services to the Company. These warrants vest on September 1, 2021 (subject to continued employment through such date) and expire on March 1, 2026, with an exercise price of $3.45 per share. The Company has calculated the estimated fair market value of these warrants at $86,771, using the Black-Scholes model and the following assumptions: term 3.75 years, stock price $3.44, exercise price $3.45, 69.03% volatility, 0.95% risk free rate, and no forfeiture rate.

Below is a table summarizing the warrants issued and outstanding as of March 31, 2020, which have an aggregate weighted average remaining contractual life of 2.90 years.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
150,000	150,000	2.47	1.69	370,500
50,000	-	3.45	5.92	172,500
40,000	40,000	4.53	0.62	181,200
240,000	190,000			724,200

Warrant expense of $27,205 and $2,127 was recorded in the three months ended March 31, 2020 and March 31, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $79,902 and is expected to be recognized over a period of 1.4 years. As of March 31, 2020, the total intrinsic value of warrants was $96,000.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Warrants and Options (continued)

b)Options

The following table summarizes the changes in options outstanding of the Company during the three-month period ended March 31, 2020:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2019	4,169,301	3.88
Granted	-	-
Exercised	(68,882)	3.33
Expired/Cancelled	(15,000)	5.00
Outstanding at March 31, 2020	4,085,419	3.90

Exercisable at March 31, 2020	4,085,419	3.90

Below is a table summarizing the options issued and outstanding as of March 31, 2020, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 2.74 years. As of March 31, 2020, a total of 1,149,367 shares of common stock remained available for future issuance under the 2015 Stock Incentive Plan.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
2,717	2,717	2.35	0.42	6,385
310,000	310,000	2.50	0.38	775,000
310,000	310,000	3.00	0.38	930,000
685,000	685,000	3.25	4.87	2,226,250
17,767	17,767	3.35	0.87	59,519
20,000	20,000	3.80	1.13	76,000
1,782,837	1,782,837	4.00	2.56	7,131,348
17,768	17,768	4.35	1.87	77,291
89,163	89,163	4.38	3.82	390,534
50,000	50,000	4.80	2.76	240,000
800,167	800,167	5.00	2.81	4,000,835
4,085,419	4,085,419			15,913,162

Stock option expense of $165,464 and $338,331 was recorded in the three months ended March 31, 2020 and March 31, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $Nil. As of March 31, 2020, the total intrinsic value of stock options was $225,264.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a)Finance Lease Obligations

In 2015, the Company entered into an equipment finance lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros, maturing May 2020. As of March 31, 2020, the balance payable was $21,155.

In 2016, the Company entered into a real estate finance lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros, maturing May 2031. As of March 31, 2020, the balance payable was $619,061.

In 2018, the Company entered into a finance lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000 Euros, maturing January 2022. The leased equipment is amortized on a straight-line basis over 5 years. As of March 31, 2020, the balance payable was $17,150.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2020.

2020 - remaining	$71,843
2021	$68,679
2022	$60,677
2023	$59,292
2024	$59,292
Greater than 5 years	$437,261
Total	$757,044
Less: Amount representing interest	$(99,678)
Present value of minimum lease payments	$657,366

b)Operating Lease Right-of-Use Obligations

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 4.47% and the weighted average remaining lease term is 22 months.

As of March 31, 2020, operating lease right-of-use assets and liabilities arising from operating leases were $330,131 and $338,906, respectively. During the three months ended March 31, 2020, cash paid for amounts included for the measurement of lease liabilities was $62,089 and the Company recorded operating lease expense of $63,035.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2020.

2020 - remaining	$198,899
2021	$96,497
2022	$40,473
2023	$16,569
2024	$1,036
Total Operating Lease Obligations	$353,474
Less: Amount representing interest	$(14,568)
Present Value of minimum lease payments	$338,906

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

The Company’s office space leases are short term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the three months ended March 31, 2020, $5,466 was recognized in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2020 - remaining	$6,940
Total Operating Lease Obligations	$6,940

c)Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid, by instalments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 Euros to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 Euros and the 6% royalty on revenue, is twice the amount of funding received. As of March 31, 2020, the grant balance repayable was $134,935.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000 Euros.  Per the terms of the agreement, €181,500 Euros of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 Euros and the 3.53% royalty on revenue, is equal to the amount of funding received. As of March 31, 2020, the grant balance repayable was $200,079.

As of March 31, 2020, the total grant balance repayable was $335,014 and the payments remaining were as follows:

2020 - remaining	$51,921
2021	$49,062
2022	$46,409
2023	$47,558
2024	$20,008
Greater than 5 years	$120,056
Total Grants Repayable	$335,014

d)Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%. As of March 31, 2020, the principal balance payable was $304,298.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%. As of March 31, 2020, the principal balance payable was $243,720.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%. As of March 31, 2020, the principal balance payable was $153,372.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%.  As of March 31, 2020, €1 million Euros has been drawn down under this agreement and the principal balance payable was $1,047,242.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with a fixed interest rate of 4.00%. As of March 31, 2020, the principal balance payable was $375,943.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with fixed interest rate of 4.80%, maturing September 2024. As of March 31, 2020, the principal balance payable was $551,180.

As of March 31, 2020, the total balance for long-term debt payable was $2,675,755 and the payments remaining were as follows:

2020 - remaining	$620,894
2021	$728,742
2022	$611,476
2023	$517,044
2024	$322,027
Greater than 5 years	$170,885
Total	$2,971,068
Less: Amount representing interest	$(295,313)
Total Long-Term Debt	$2,675,755

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with DKFZ in Germany for a 3-year period for €338,984 Euros. As of March 31, 2020, $82,677 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a 5-year period for €400,000 Euros. As of March 31, 2020, $220,472 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a collaborative research agreement with Munich University in Germany for a 3-year period for €360,000 Euros.  As of March 31, 2020, $108,031 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the University of Michigan for a 3-year period for up to $3 million. This agreement was amended in February 2020 to redefine a new clinical study. Pursuant to the terms of the amendment, the parties acknowledged that, although not fully-completed, the requirements of the original clinical study had been satisfied, including any and all payment obligations by Volition America. Further, the Amendment provided that a new clinical study would be undertaken at no additional cost to Volition America. As of March 31, 2020, up to $138,000 is still accrued by the Company for any additional expenses for the new clinical study.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of March 31, 2020, $1.28 million is still to be paid by the Company under this agreement.

On May 1, 2019, the Company entered into a research collaboration agreement with the University of Taiwan to collect a total of 1,200 samples for a 2-year period for a cost to the Company of up to $320,000 payable over such period. As of March 31, 2020, $224,000 is still to be paid by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

As of March 31, 2020, the total amount to be paid for future research and collaboration commitments was approximately $2.05 million and the annual payments remaining were as follows:

2020 - remaining	$1,059,680
2021	$988,500
Total Collaborative Agreement Obligations	$2,048,180

f)Other Commitments

Volition Vet

On August 7, 2019, the Company entered into a consulting services agreement with Novis Animal Solutions LLC to provide chief executive officer services for Volition Vet in exchange for payment of consultancy fees and a potential equity interest of 5% in Volition Vet upon achievement of revenue milestones.

On October 25, 2019, the Company entered into agreement with the Texas A&M University (“TAMU”) System for provision of in kind services of personnel, animal samples and laboratories equipment for a non-controlling interest of 7.5% in Volition Vet and in a year from the agreement TAMU would receive a further 5%, giving them in total 12.5%.

Volition Germany

On January 10, 2020, the Company, through its wholly-owned subsidiary Belgian Volition, acquired an epigenetic reagent company, Octamer GmbH, based in Munich, Germany, and hired its founder for his expertise and knowledge to be passed to Company personnel. On March 9, 2020, Octamer GmbH was renamed to Volition Germany GmbH (“Volition Germany”).

Upon considering the definition of a business, as defined in ASC 805-10-20, which is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return, we have determined that this did not constitute a business. This is primarily due to the fact that additional inputs are needed in the form of training personnel further to produce outputs. Accordingly, the Company has treated this transaction as the hiring of a member of management and acquisition of assets.

The Company agreed to terms of the transaction on December 13, 2019 and closed on January 10, 2020. Pursuant to the transaction agreement, the Company purchased all outstanding shares of Octamer. In exchange, the Company agreed to issue 73,263 newly-issued restricted shares of Company common stock valued at $333,969 (based on the $4.56 per share volume weighted trading price for the five days prior to December 13, 2019), committed to pay approximately €350,000, subject to adjustments, and agreed to pay off certain Octamer expenses leading up to the agreement (representing net liabilities of $6,535). At closing, the Company issued 73,263 restricted shares of Company common stock,  paid an adjusted amount of approximately $357,000 (€321,736) and recorded a holdback liability of $55,404 (€50,000) to be paid after the holdback period of 9 months following the closing (subject to offset for breaches of representations and warranties).

In connection with the transaction agreement, the Company also entered into a 2-year Managing Director’s agreement with the founder of Octamer for a payment of €288,000 Euros payable in equal monthly installments over such 2-year period and a royalty agreement with the founder providing for the payment of royalties in the amount of 6% of net sales of Octamer’s nucleosomes as reagents to pharmaceutical companies for use in the development, manufacture and screening of molecules for use as therapeutic drugs for a period of 5 years post-closing.

The Company recorded approximately $753,000 in compensation expense as a result of cash paid, holdback liability, stock issued and assumption of expenses. As of March 31, 2020, $277,794 is still to be paid by the Company under the Managing Director’s agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

g)Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 9 – Subsequent Events

On April 13, 2020, the Company granted stock options to purchase an aggregate of 835,000 shares of common stock. These options vest on April 13, 2021 and expire 5 years after the vesting date, with an exercise price of $3.60 per share. In addition, the Company granted Restricted Stock Units (“RSUs”) to receive an aggregate of 52,500 shares of common stock. These RSUs vest 50% on April 13, 2021 and 50% on April 13, 2022.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; statements regarding the anticipated impact of the COVID-19 pandemic and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. For instance, if we fail to develop and commercialize diagnostic products, we may be unable to execute our plan of operations. Other risks and uncertainties include those associated with the COVID-19 pandemic; our failure to obtain necessary regulatory clearances or approvals to distribute and market future products in the clinical in-vitro diagnostics, or IVD, or veterinary markets; a failure by the marketplace to accept the products in our development pipeline or any other diagnostic products we might develop; our failure to secure adequate intellectual property protection; we will face fierce competition and our intended products may become obsolete due to the highly competitive nature of the diagnostics market and its rapid technological change; and other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission, or the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements.

You should read this Report in its entirety, together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 20, 2020, or our Annual Report, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim consolidated financial statements and related condensed notes thereto, which are included in Part I of this Report.

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

Our approach is to investigate the epigenetic structure of chromatin and nucleosomes rather than investigating only the DNA sequence. We are continuously developing new technologies including:

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

•We plan to develop an ability to produce synthetic (recombinant) nucleosomes containing exact defined epigenetic signals and structures. These are used to ensure exquisite accuracy of Nu.QTM immunoassay tests but also have many other applications including as tools in epigenetic drug development.

In addition to human diagnostics we are also developing the use of the Nu.QTM technology in veterinary applications.  An initial proof of concept study demonstrated that nucleosomes can be detected in dogs and, therefore, have the potential to differentiate cancer from other diseases. We will now test Nu.QTM platform in larger trials in veterinary medicine. Our extensive intellectual property portfolio includes coverage of veterinary applications.

Developments - COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

During the first quarter of 2020, we implemented contingency planning to protect the health and well-being of our employees, with most employees working remotely where possible. We have implemented travel restrictions as well as visitor protocols and we are following social distancing practices. We did not observe significant impacts on our business or results of operations for the quarter ended March 31, 2020 due to the global emergence of COVID-19 or the mitigation actions taken to slow its spread. To the extent the pandemic worsens, we cannot predict the effects it may have on our business, in particular with respect to demand for our services, our strategy, and our prospects, or the impact on our financial results. See Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the potential impact of the COVID-19 pandemic on our business

Plan of Operations

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of March 31, 2020, we had cash and cash equivalents of approximately $12.0 million.

Net cash used in operating activities was $4.8 million and $3.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in cash used in operating activities for the period ended March 31, 2020 when compared to same period in 2019 was primarily due to increased expenditures on anti-bodies, stage payment to a collaborator partner and common stock issued for services.

Net cash used in investing activities was $0.3 million and $0.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The increase was primarily due to purchases of laboratory equipment.

Net cash used by financing activities was $0.2 million for the three months ended March 31, 2020 and net cash provided by financing activities was $6.6 million for the comparable period ended March 31, 2019. The decrease in cash provided by financing activities for the period ended March 31, 2020 when compared to same period in 2019 was primarily due to the cash received from the exercise of warrants of $6.7 million in 2019.

The following table summarizes our approximate contractual payments due by year as of March 31, 2020.

Approximate Payments (Including Interest) Due by Year

	Total	2020 (Remaining)	2021 - 2024	2025 +
Description	$	$	$	$
Finance Lease Obligations	757,044	71,843	247,940	437,261
Operating Lease Obligations	360,414	205,839	154,575	-
Grants Repayable	335,014	51,921	163,037	120,056
Long-Term Debt	2,971,068	620,894	2,179,289	170,885
Collaborative Agreements Obligations	2,048,180	1,059,680	988,500	-
Total	6,471,720	2,010,177	3,733,341	728,202

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

In the event that additional financing is delayed, we will prioritize the maintenance of our research and development personnel and facilities, primarily in Belgium, and the maintenance of our patent rights. In such instance, the completion of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD and veterinary markets would be delayed. In the event of an ongoing lack of financing, it may be necessary to discontinue operations, which will adversely affect the value of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2019 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019.

The following table sets forth our results of operations for the three months ended on March 31, 2020, and March 31, 2019, respectively.

	Three Months Ended March 31,		Increase	Percentage Increase
	2020	2019	(Decrease)	(Decrease)
	$	$	$	%
Royalty	240	-	240	100%
Product sales	304	-	304	100%

Total Revenues	544	-	544	100%

Research and development	3,894,966	2,474,559	1,420,407	57%
General and administrative	1,703,522	1,229,440	474,082	39%
Sales and marketing	273,954	284,280	(10,326)	(4%)

Total Operating Expenses	5,872,442	3,988,279	1,884,163	47%

Grant income	7,924	-	7,924	100%
Interest income	38,414	11,564	26,850	232%
Interest expense	(33,779)	(30,101)	3,678	12%
Other expenses	-	(196,957)	(196,957)	(100%)

Total Other Income (Expenses)	12,559	(215,494)	(228,053)	(106%)

Net Loss	(5,859,339)	(4,203,773)	1,655,566	39%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues during the three months ended March 31, 2020 and March 31, 2019, respectively.

Operating Expenses

Total operating expenses increased to $5.9 million for the three months ended March 31, 2020 from $4.0 million for the three months ended March 31, 2019, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased by $1.4 million to $3.9 million for the three months ended March 31, 2020 from $2.5 million for the three months ended March 31, 2019. This increase in overall research and development expenditures was primarily related to higher antibody costs, laboratory expenses, personnel expenses and management compensation connected to Volition Germany during the period.

	Three Months Ended March 31,
	2020	2019	Change
	$	$	$
Personnel expenses	1,294,147	933,123	361,024
Stock-based compensation	62,419	94,991	(32,572)
Direct research and development expenses	1,428,438	1,012,154	416,284
Other research and development	923,675	263,673	660,002
Depreciation and amortization	186,287	170,618	15,669
Total research and development expenses	3,894,966	2,474,559	1,420,407

General and Administrative Expenses

General and administrative expenses increased to $1.7 million for the three months ended March 31, 2020, from $1.2 million for the three months ended March 31, 2019. This increase in overall general and administrative expenditures was primarily due to higher foreign exchange costs and legal expenses offset by lower stock-based compensation charges during the period.

	Three Months Ended March 31,
	2020	2019	Change
	$	$	$
Personnel expenses	529,179	577,529	(48,350)
Stock-based compensation	107,265	195,064	(87,799)
Legal and professional fees	419,857	309,458	110,399
Other general and administrative	590,295	138,162	452,133
Depreciation and amortization	56,926	9,227	47,699
Total general and administrative expenses	1,703,522	1,229,440	474,082

Sales and Marketing Expenses

Sales and marketing expenses were at the same level at $0.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively. There was an increase in marketing professional fees offset by lower stock-based compensation costs during the period.

	Three Months Ended March 31,
	2020	2019	Change
	$	$	$
Personnel expenses	150,945	157,839	(6,894)
Stock-based compensation	22,985	50,403	(27,418)
Direct marketing and professional fees	100,024	76,038	23,986
Total sales and marketing expenses	273,954	284,280	(10,326)

Other Income (Expenses)

For the three months ended March 31, 2020, the Company’s other income was $12,559 compared to other expenses of $215,494 for the three months ended March 31, 2019. This decrease was primarily related to the amendment to the Cotterford warrants which resulted in a $196,957 expense in the same period in 2019.

Net Loss

For the three months ended March 31, 2020, the Company’s net loss was $5.9 million, an increase of approximately $1.7 million in comparison to a net loss of $4.2 million for the three months ended March 31, 2019. The change was a result of the factors described above.

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

Critical Accounting Policies

Our interim consolidated financial statements and related condensed notes have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2019, that our disclosure controls and procedures continue to not be effective as of March 31, 2020, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

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

As of March 31, 2020, we did not maintain sufficient internal controls over financial reporting due to insufficient:

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2020, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to claims, counter claims, suits and other litigation of the type that generally arise from the conduct of our business. We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial stockholders, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report.

The COVID-19 pandemic could adversely impact our business, including our clinical trials, development activities, business and operations.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread worldwide, including the United States and Europe. On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments around the world have taken unprecedented actions to mitigate the spread of COVID-19, including stay-at-home orders, quarantine requirements, and limitations on travel, including the closing of national borders. As a result of these restrictions, most of our employees are working remotely where possible and we have limited employee travel.

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business and clinical trials, including:

•delays or difficulties in enrolling patients in clinical trials;

•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by governments, employers and others;

•limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•shutdowns or other business disruptions at our customers and collaborators;

•diversion of management resources to focus on mitigating the impacts of the COVID-19 pandemic; and

•impacts from prolonged remote work arrangements, such as strains on our business continuity plans and the inability of certain employees to perform their work remotely.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials and development activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, travel restrictions and social distancing requirements in the countries where we conduct business, the effectiveness of actions taken to contain and treat the disease, and how quickly and to what extent more normalized economic and operating conditions can resume.  If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business could be materially and adversely impacted, and our business, liquidity, and financial results may be adversely affected.

The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. This volatility and uncertainty may adversely affect our stock price. The actions that governments and individuals have taken in response to COVID-19 have led to a sharp contraction in many aspects of economies worldwide. The pandemic may cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession. If this occurs, it could negatively impact our ability to develop and commercialize our products, among other things. Even after the COVID-19 pandemic has subsided, we may continue to experience material adverse effects to our business as a result of the global economic impact of the pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 9, 2020, the Company issued 73,263 shares of our common stock to a managing director of Volition Germany valued at $333,969 ($4.56 per share) as compensation (see Note 8(f) in the condensed notes of the interim consolidated financial statements).

Effective March 1, 2020, the Company granted warrants to purchase 50,000 shares of common stock to the Chief Scientific Officer of Volition America for services. These warrants vest on September 1, 2021 (subject to continued employment through such date) and expire on March 1, 2026, with an exercise price of $3.45 per share.

Neither of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and/or Regulation D due to, among other things, the fact that there was no general solicitation or advertising, the transactions did not involve a public offering of securities, the representations of investment intent by the investors, and the securities were restricted from further transfer as evidenced by legend thereon.

Purchases of Equity Securities

On January 14, 2020, the Company purchased 11,364 shares of our common stock at $4.79 per share from our Chief Medical Officer, for a total cost to the Company of $54,434. These shares were subsequently retired.  The shares were purchased in a private transaction and not part of a publicly announced plan or program.  No additional shares were purchased by the Company during the three months ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amendment #1 to Clinical Study Agreement, dated February 17, 2020, by and between Volition America, Inc. and the Regents of the University of Michigan.	10-K	001-36833	10.22	2/20/20
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

VOLITIONRX LIMITED

Dated: May 7, 2020	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: May 7, 2020	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)