Form 10-Q
period 2020-06-30
VOLITIONRX LTD
filed 2020-08-13
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, there were 47,920,377 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30,	December 31,
	2020	2019
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	21,305,266	16,966,168
Accounts receivable	3,223	-
Prepaid expenses	585,313	267,518
Other current assets	525,013	322,593
Total Current Assets	22,418,815	17,556,279

Property and equipment, net	3,265,025	2,981,225
Operating lease right-of-use assets	234,095	381,483
Intangible assets, net	328,703	372,305
Total Assets	26,246,638	21,291,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	1,414,266	627,253
Accrued liabilities	2,333,253	2,168,588
Management and directors’ fees payable	10,499	21,979
Current portion of long-term debt	692,715	647,569
Current portion of finance lease liabilities	54,276	97,946
Current portion of operating lease liabilities	163,516	257,244
Current portion of grant repayable	39,321	39,295
Total Current Liabilities	4,707,846	3,859,874

Long-term debt, net of current portion	1,914,207	2,195,278
Finance lease liabilities, net of current portion	580,787	607,708
Operating lease liabilities, net of current portion	78,495	131,875
Grant repayable, net of current portion	302,106	297,991
Total Liabilities	7,583,441	7,092,726

STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 46,659,554 shares and 41,125,303 shares, respectively	46,660	41,125
Additional paid-in capital	118,915,549	103,853,627
Accumulated other comprehensive income	425,276	125,670
Accumulated deficit	(100,708,942)	(89,821,856)
Total VolitionRx Limited Stockholders' Equity	18,678,543	14,198,566
Non-controlling interest	(15,346)	-
Total Stockholders’ Equity	18,663,197	14,198,566

Total Liabilities and Stockholders’ Equity	26,246,638	21,291,292

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
	$	$	$	$

Revenues
Royalty	1,872	-	2,112	-
Product	3,322	-	3,626	-
Total Revenues	5,194	-	5,738	-

Operating Expenses
Research and development	3,492,845	2,478,930	7,387,811	4,953,489
General and administrative	1,508,836	1,436,461	3,212,358	2,665,901
Sales and marketing	215,891	238,124	489,845	522,404
Total Operating Expenses	5,217,572	4,153,515	11,090,014	8,141,794

Operating Loss	(5,212,378)	(4,153,515)	(11,084,276)	(8,141,794)

Other Income (Expenses)
Grant income	90,946	-	98,870	-
Gain on disposal of fixed assets	93,202	-	93,202	-
Interest income	7,741	29,459	46,155	41,023
Interest expense	(22,604)	(33,115)	(56,383)	(63,216)
Other expenses	-	-	-	(196,957)
Total Other Income (Expenses)	169,285	(3,656)	181,844	(219,150)

Provision for Income Taxes	-	-	-	-

Net Loss	(5,043,093)	(4,157,171)	(10,902,432)	(8,360,944)
Net Loss attributable to Non-Controlling Interest	5,779	-	15,346	-
Net Loss attributable to VolitionRx Limited Stockholders	(5,037,314)	(4,157,171)	(10,887,086)	(8,360,944)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(74,320)	49,913	299,606	25,859

Net Comprehensive Loss	(5,117,413)	(4,107,258)	(10,602,826)	(8,335,085)

Net Loss Per Share – Basic and Diluted attributable to VolitionRx Limited	(0.12)	(0.11)	(0.26)	(0.22)

Weighted Average Shares Outstanding
– Basic and Diluted	43,414,318	38,876,262	42,312,172	37,266,356

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three and Six Months ended June 30, 2020 and June 30, 2019

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2019	41,125,303	41,125	103,853,627	125,670	(89,821,856)	-	14,198,566

Common stock issued for Director compensation in Volition Germany	73,263	73	333,896	-	-	-	333,969
Common stock issued for cashless exercise of stock options	19,430	20	(20)	-	-	-	-
Stock-based compensation		-	192,669	-	-	-	192,669
Stock repurchase	(11,364)	(11)	(54,423)	-	-	-	(54,434)
Foreign currency translation	-	-	-	373,926	-	-	373,926
Net loss for the period	-	-	-	-	(5,849,772)	(9,567)	(5,859,339)
Balance, March 31, 2020	41,206,632	41,207	104,325,749	499,596	(95,671,628)	(9,567)	9,185,357
Common stock issued for cash, net	5,452,922	5,453	14,229,160	-	-	-	14,234,613
Stock-based compensation	-	-	360,640	-	-	-	360,640
Foreign currency translation	-	-	-	(74,320)	-	-	(74,320)
Net loss for the period	-	-	-	-	(5,037,314)	(5,779)	(5,043,093)
Balance, June 30, 2020	46,659,554	46,660	118,915,549	425,276	(100,708,942)	(15,346)	18,663,197

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2018	35,335,378	35,335	85,604,271	223,651	(73,722,801)	-	12,140,456
Common stock issued for cash	2,478,613	2,479	6,658,192	-	-	-	6,660,671
Stock-based compensation	-	-	340,458	-	-	-	340,458
Modification of financing warrants	-	-	196,957	-	-	-	196,957
Foreign currency translation	-	-	-	(24,054)	-	-	(24,054)
Net loss for the period	-	-	-	-	(4,203,773)	-	(4,203,773)
Balance, March 31, 2019	37,813,991	37,814	92,799,878	199,597	(77,926,574)	-	15,110,715
Common stock issued for cash	1,666,667	1,667	4,998,334	-	-	-	5,000,001
Stock-based compensation	-	-	379,507	-	-	-	379,507
Foreign currency translation	-	-	-	49,913	-	-	49,913
Net loss for the period	-	-	-	-	(4,157,171)	-	(4,157,171)
Balance, June 30, 2019	39,480,658	39,481	98,177,719	249,510	(82,083,745)	-	16,382,965

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Six Months ended June 30,
	2020	2019
	$	$
Operating Activities
Net loss	(10,902,432)	(8,360,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	359,233	339,277
Amortization of operating lease right-of-use assets	125,871	26,632
Gain on disposal of fixed assets	(93,202)	-
Stock-based compensation	553,309	719,965
Shares issued for Director compensation in Volition Germany	333,969	-
Financing costs for warrants modified	-	196,957
Changes in operating assets and liabilities:
Prepaid expenses	(317,795)	(294,833)
Accounts receivable	(3,223)	-
Other current assets	(109,213)	36,636
Accounts payable and accrued liabilities	959,425	894,097
Management and directors’ fees payable	(10,497)	44,336
Right-of-use assets operating leases liabilities	(125,331)	(25,598)
Net Cash Used In Operating Activities	(9,229,886)	(6,423,475)

Investing Activities:
Purchases of property and equipment	(597,366)	(236,831)
Net Cash Used In Investing Activities	(597,366)	(236,831)

Financing Activities:
Net proceeds from issuances of common shares	14,234,613	11,660,672
Common stock repurchased	(54,434)	-
Proceeds from grants repayable	3,802	32,652
Proceeds from long-term debt	-	282,513
Payments on long-term debt	(234,172)	(147,421)
Payments on finance lease obligations	(69,483)	(71,165)
Net Cash Provided By Financing Activities	13,880,326	11,757,251

Effect of foreign exchange on cash	286,024	(13,440)

Net Change in Cash	4,339,098	5,083,505

Cash and cash equivalents – Beginning of Period	16,966,168	13,427,222

Cash and cash equivalents – End of Period	21,305,266	18,510,727

Supplemental Disclosures of Cash Flow Information:
Interest paid	56,383	63,216
Non-Cash Financing Activities:
Common Stock issued on cashless exercises of stock options	20	-
Offering costs from issuance of common stock	1,229,169	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of VolitionRx Limited (the “Company”, "VolitionRx," "we" or "us") for the three and six months ended June 30, 2020 and June 30, 2019, respectively, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2020, and our results of operations and cash flows for the periods ended June 30, 2020 and June 30, 2019, respectively. The results of operations for the periods ended June 30, 2020 and June 30, 2019, respectively, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the "SEC") on February 20, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to impairment of long-lived assets, allowance for doubtful accounts and stock-based compensation.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended June 30, 2020 include the accounts of the Company and its subsidiaries.  The Company has one wholly-owned subsidiary, Singapore Volition Pte. Limited (“Singapore Volition”).  Singapore Volition has one wholly-owned subsidiary, Belgian Volition SPRL (“Belgian Volition”).  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority-owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f) for more information regarding Volition Vet and Volition Germany. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, we consider interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of June 30, 2020, cash and cash equivalents totaled approximately $21.3 million, of which $14.7 million was held in an overnight money market account.

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of June 30, 2020, the accounts receivable balance was $3,223 and the allowance for doubtful debts was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” effective January 1, 2019. Under ASC 606, the Company recognizes revenues when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2020, 5,208,752 potential common shares equivalents from warrants, options and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. In the statement of operations and comprehensive loss, the Company has reclassified the prior year comparative amounts of general and administrative expenses to interest income and cash flows to be consistent with the current year classification.

Recent Accounting Pronouncements

The Company does not believe there are any new applicable accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three and six months ended June 30, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $100.7 million, has negative cash flows from operations, and currently has limited revenues, which creates substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of June 30, 2020 and December 31, 2019:

				June 30,
				2020
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	458,766	332,512	126,254
Laboratory equipment	5 years	2,310,486	1,240,777	1,069,709
Office furniture and equipment	5 years	226,139	135,367	90,772
Buildings	30 years	1,473,212	163,665	1,309,547
Building improvements	5-15 years	720,464	141,598	578,866
Land	Not amortized	89,877	-	89,877
		5,278,944	2,013,919	3,265,025

				December 31,
				2019
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	426,461	280,554	145,907
Laboratory equipment	5 years	2,052,348	1,256,637	795,711
Office furniture and equipment	5 years	217,545	114,242	103,303
Buildings	30 years	1,472,211	139,021	1,333,190
Building improvements	5-15 years	630,824	117,526	513,298
Land	Not amortized	89,816	-	89,816
		4,889,205	1,907,980	2,981,225

During the six-month periods ended June 30, 2020 and June 30, 2019, the Company recognized $316,405 and $322,131, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

June 30,
2020
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,148,059	819,356	328,703

December 31,
2019
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,147,391	775,086	372,305

During the six-month periods ended June 30, 2020 and June 30, 2019, the Company recognized $42,828 and $43,778, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2020 - remaining	$44,340
2021	$87,591
2022	$87,591
2023	$87,591
2024	$21,590
Total Intangible Assets	$328,703

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 Topic “Property, Plant and Equipment” as of December 31, 2019. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2019.

Note 5 - Related Party Transactions

See Note 6 for common stock issued to related parties and Note 7 for stock options, warrants and RSUs issued to related parties. The Company has agreements with related parties for consultancy services which are accrued under management and directors’ fees payable (see condensed consolidated balance sheets).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of June 30, 2020, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 46,659,554 and 41,125,303 shares were issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

Issuances Upon Warrant and Option Exercises

On January 7, 2020, 12,500 stock options were exercised to purchase shares of common stock at $2.50 per share in a cashless exercise and withholding of shares for taxes that resulted in the issuance of 6,135 shares of common stock.

On January 7, 2020, 12,500 stock options were exercised to purchase shares of common stock at $3.00 per share in a cashless exercise and withholding of shares for taxes that resulted in the issuance of 4,862 shares of common stock.

On January 7, 2020, 35,000 stock options were exercised to purchase shares of common stock at $4.00 per share in a cashless exercise and withholding of shares for taxes that resulted in the issuance of 6,486 shares of common stock.

On January 9, 2020, 73,263 shares were issued as fully paid shares of common stock valued at $333,969 as compensation to a managing director of Volition Germany (see Note 8(f)).

From February 24, 2020 to March 20, 2020, 8,882 stock options were exercised to purchase shares of common stock at $2.35 per share in cashless exercises and withholding of shares for taxes that resulted in the issuance of 1,947 shares of common stock.

Stock Repurchase

On January 12, 2020, the Company purchased from its Chief Medical Officer 11,364 shares of our common stock at $4.79 per share, for a total cost to the Company of $54,434. These shares were subsequently retired.

Equity Capital Raise

On May 20, 2020, the Company entered into an underwriting agreement with National Securities Corporation, acting on its own behalf and as representative of the several underwriters, in connection with the public offering, issuance and sale by the Company of 4,365,000 shares of the Company’s common stock, at the public offering price of $2.75 per share, less underwriting discounts and commissions.  Under the terms of the agreement, the Company granted the underwriters an option, exercisable for 30 days from the date of the agreement, to purchase up to 654,750 additional shares of the Company’s common stock to cover overallotments, if any, at the public offering price of $2.75 per share, less underwriting discounts and commissions.  On May 21, 2020, the underwriters exercised the overallotment option in full. As a result of the equity capital raise, the Company issued a total of approximately 5 million shares for aggregate gross proceeds of $13.8 million. Additionally, in connection with this transaction, $1.1 million was incurred in fees relating to the equity offering, resulting in net proceeds of $12.7 million.

Equity Distribution Agreement

On September 7, 2018, the Company entered into an equity distribution agreement (as amended, the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), which agreement allows it to offer and sell shares of common stock having an aggregate offering price of up to $10.0 million from time-to-time pursuant to a shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No.333-227248) through Oppenheimer acting as the Company’s agent and/or principal. Through June 30, 2020, the Company raised aggregate net proceeds of approximately $1.7 million under the Equity Distribution Agreement through the sale of 436,372 shares of its common stock.

During the six-month period ended June 30, 2020, the Company raised aggregate net proceeds of approximately $1.7 million under the Equity Distribution Agreement through the sale of 433,172 shares of its common stock. Additionally, in connection with this transaction, $104,813 was incurred in fees relating to the Equity Distribution Agreement. See Note 9 for details regarding additional sales of common stock under the Equity Distribution Agreement after June 30, 2020.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-based Compensation

a)Warrants

The following table summarizes the changes in warrants outstanding of the Company during the six-month period ended June 30, 2020:

		Weighted
	Number of	Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2019	190,000	2.90
Granted	50,000	3.45
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2020	240,000	3.02

Exercisable at June 30, 2020	190,000	2.90

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

Below is a table summarizing the warrants issued and outstanding as of June 30, 2020, which have an aggregate weighted average remaining contractual life of 2.65 years.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
150,000	150,000	2.47	1.44	370,500
50,000	-	3.45	5.67	172,500
40,000	40,000	4.53	0.38	181,200
240,000	190,000			724,200

Stock-based compensation expense related to warrants of $41,587 and $4,127 was recorded in the six months ended June 30, 2020 and June 30, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $65,519 and is expected to be recognized over a period of 1.17 years. As of June 30, 2020, the total intrinsic value of warrants outstanding was $235,000.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-based Compensation (continued)

b)Options

The following table summarizes the changes in options outstanding of the Company during the six-month period ended June 30, 2020:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2019	4,169,301	3.88
Granted	835,000	3.60
Exercised	(68,882)	3.33
Expired/Cancelled	(19,167)	5.00
Outstanding at June 30, 2020	4,916,252	3.84

Exercisable at June 30, 2020	4,081,252	3.89

Effective April 13, 2020, the Company granted stock options to purchase 835,000 shares of common stock to various Company personnel (including directors, executives, members of management and employees) in exchange for services provided to the Company. These options vest on April 13, 2021 and expire 5 years after the vesting date, with an exercise price of $3.44 per share. The Company has calculated the estimated fair market value of these options at $1,481,709, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $3.52, exercise price $3.60, 72.94% volatility, 0.54% risk free rate, and no forfeiture rate.

Below is a table summarizing the options issued and outstanding as of June 30, 2020, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 3.05 years. As of June 30, 2020, an aggregate of 4,250,000 shares of common stock were authorized for issuance under the 2015 Stock Incentive Plan, of which 261,867 shares of common stock remained available for future issuance thereunder.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
2,717	2,717	2.35	0.18	6,385
310,000	310,000	2.50	0.13	775,000
310,000	310,000	3.00	0.13	930,000
685,000	685,000	3.25	4.62	2,226,250
17,767	17,767	3.35	0.62	59,519
835,000	-	3.60	5.79	3,006,000
20,000	20,000	3.80	0.88	76,000
1,782,837	1,782,837	4.00	2.31	7,131,348
17,768	17,768	4.35	1.62	77,291
89,163	89,163	4.38	3.57	390,534
50,000	50,000	4.80	2.51	240,000
796,000	796,000	5.00	2.74	3,980,000
4,916,252	4,081,252			18,898,327

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-based Compensation (continued)

b)Options (continued)

Stock-based compensation expense related to stock options of $482,103 and $715,838 was recorded in the six months ended June 30, 2020 and June 30, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $1,165,070. As of June 30, 2020, the total intrinsic value of stock options outstanding was $1,402,929.

c)Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2020, all of which were issued pursuant to the 2015 Stock Incentive Plan.

	Number of	Share Price
	RSUs	($)
Outstanding at December 31, 2019	-	-
Granted	52,500	3.52
Vested	-	-
Cancelled	-	-
Outstanding at June 30, 2020	52,500	3.52

Effective April 13, 2020, the Company granted RSUs of 52,500 shares of common stock to various Company personnel (including a director and employee) in exchange for services provided to the Company. These RSUs vest over 2 years, with 50% vesting on each of April 13, 2021 and April 13, 2022 and will result in total compensation expense of $184,800.

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2020 and which have an aggregate weighted average remaining contractual life of 1.29 years.

			Weighted
			Average
			Remaining
Number	Number	Share	Contractual
Outstanding	Exercisable	Price ($)	Life (Years)
52,500	-	3.52	1.29

Stock-based compensation expense related to RSUs of $29,619 and $nil was recorded in the six months ended June 30, 2020 and June 30, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $155,181. As of June 30, 2020, the total intrinsic value of the RSUs outstanding was $19,425.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a)Finance Lease Obligations

In 2015, the Company entered into an equipment finance lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros that matured in May 2020. As of June 30, 2020, the balance payable was $nil.

In 2016, the Company entered into a real estate finance lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros, maturing in May 2031. As of June 30, 2020, the balance payable was $619,808.

In 2018, the Company entered into a finance lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000 Euros, maturing in January 2022. The leased equipment is amortized on a straight-line basis over 5 years. As of June 30, 2020, the balance payable was $15,255.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2020.

2020 - remaining	$34,997
2021	$69,993
2022	$61,839
2023	$60,427
2024	$60,426
Greater than 5 years	$445,634
Total	$733,316
Less: Amount representing interest	$(98,253)
Present value of minimum lease payments	$635,063

b)Operating Lease Right-of-Use Obligations

As all the existing leases subject to the new lease standard ASC 842 (“Leases”) were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 4.47% and the weighted average remaining lease term is 19 months.

As of June 30, 2020, operating lease right-of-use assets and liabilities arising from operating leases were $234,095 and $242,011, respectively. During the six months ended June 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $116,541 and the Company recorded operating lease expense of $117,357.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2020.

2020 - remaining	$121,708
2021	$77,664
2022	$34,500
2023	$16,886
2024	$1,056
Total Operating Lease Obligations	$251,814
Less: Amount representing interest	$(9,803)
Present Value of minimum lease payments	$242,011

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

b)Operating Lease Right-of-Use Obligations (continued)

The Company’s office space leases are short term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the six months ended June 30, 2020, $10,737 was recognized in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2020 - remaining	$1,740
Total Operating Lease Obligations	$1,740

c)Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid, by instalments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 Euros and the 6% royalty on revenue, is equal to twice the amount of funding received. As of June 30, 2020, the grant balance repayable was $137,519.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000 Euros.  Per the terms of the agreement, €181,500 Euros of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 Euros and the 3.53% royalty on revenue, is equal to the amount of funding received. As of June 30, 2020, the grant balance repayable was $203,908.

As of June 30, 2020, the total grant balance repayable was $341,427 and the payments remaining were as follows:

2020 - remaining	$52,915
2021	$50,001
2022	$47,298
2023	$48,468
2024	$20,391
Greater than 5 years	$122,354
Total Grants Repayable	$341,427

d)Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%, maturing in December 2023. As of June 30, 2020, the principal balance payable was $285,383.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%, maturing in December 2031. As of June 30, 2020, the principal balance payable was $243,940.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%, maturing in June 2021.  As of June 30, 2020, the principal balance payable was $118,008.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%, maturing in September 2024.  As of June 30, 2020, €1 million Euros has been drawn down under this agreement and the principal balance payable was $1,067,291.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d)Long-Term Debt (continued)

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with a fixed interest rate of 4.00%, maturing in June 2022. As of June 30, 2020, the principal balance payable was $330,568.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with a fixed interest rate of 4.80%, maturing in September 2023. As of June 30, 2020, the principal balance payable was $561,732.

As of June 30, 2020, the total balance for long-term debt payable was $2,606,922 and the payments remaining were as follows:

2020 - remaining	$479,678
2021	$742,694
2022	$623,184
2023	$526,943
2024	$328,193
Greater than 5 years	$180,377
Total	$2,881,069
Less: Amount representing interest	$(274,147)
Total Long-Term Debt	$2,606,922

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with DKFZ in Germany for a 3-year period for €338,984 Euros. As of June 30, 2020, $84,260 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a 5-year period for €400,000 Euros. As of June 30, 2020, $224,693 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a collaborative research agreement with Munich University in Germany for a 3-year period for €360,000 Euros.  As of June 30, 2020, $110,099 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the University of Michigan for a 3-year period for up to $3 million. This agreement was amended in February 2020 to redefine a new clinical study. Pursuant to the terms of the amendment, the parties acknowledged that, although not fully-completed, the requirements of the original clinical study had been satisfied, including any and all payment obligations by the Company. Further, the Amendment provided that a new clinical study would be undertaken at no additional cost to the Company. As of June 30, 2020, up to $138,000 is still accrued by the Company for any additional expenses for the new clinical study.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of June 30, 2020, $1.28 million is still to be paid by the Company under this agreement.

In 2019, the Company entered into a research collaboration agreement with the University of Taiwan for a 2-year period to collect a total of 1,200 samples for a cost to the Company of up to $320,000 payable over such period. As of June 30, 2020, $160,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University System (“TAMU”) in consideration for the license granted to the Company for a 5-year period for a cost to the Company of up to $400,000 payable over such period. As of June 30, 2020, $345,443 is still to be paid by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

In 2019, the Company entered into a lyophilization study and a CE marking project including GMP validation and documentation with Biomerica Inc. for $160,000. As of June 30, 2020, $54,663 is still to be paid by the Company under this agreement.

As of June 30, 2020, the total amount to be paid for future research and collaboration commitments was approximately $2.39 million and the annual payments remaining were as follows:

2020 - remaining	$1,098,624
2021 - 2024	$1,293,534
Total Collaborative Agreement Obligations	$2,392,158

f)Other Commitments

Volition Vet

On August 7, 2019, the Company entered into a consulting services agreement with Novis Animal Solutions LLC, to provide chief executive officer services for Volition Vet in exchange for payment of consultancy fees and a potential equity interest of up to 5% in Volition Vet upon achievement of revenue milestones. The term of the contract is perpetual and terminable on 2 months’ written notice from either party. As of June 30, 2020, Novis Animal Solutions LLC has no equity interest in Volition Vet.

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratories equipment in exchange for a non-controlling interest of 7.5% in Volition Vet and for a further 5%, effective October 25, 2020, giving them in total a 12.5% equity interest as of such date. As of June 30, 2020, TAMU has a 7.5 % equity interest in Volition Vet.

Volition Germany

On January 10, 2020, the Company, through its wholly-owned subsidiary Belgian Volition, acquired an epigenetic reagent company, Octamer GmbH (“Octamer”), based in Munich, Germany, and hired its founder for his expertise and knowledge to be passed to Company personnel. On March 9, 2020, Octamer was renamed to Volition Germany GmbH (or “Volition Germany”).

Upon considering the definition of a business, as defined in ASC 805 “Business Combinations,” paragraph 805-10-20, which is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return, the Company has determined that this did not constitute a business. This is primarily due to the fact that additional inputs are needed in the form of training personnel further to produce outputs. Accordingly, the Company has treated this transaction as the hiring of a member of management and acquisition of assets.

The Company agreed to terms of the transaction on December 13, 2019 and closed on January 10, 2020. Pursuant to the transaction agreement, the Company purchased all outstanding shares of Octamer. In exchange, the Company agreed to issue 73,263 newly-issued restricted shares of Company common stock valued at $333,969 (based on the $4.56 per share volume weighted trading price for the five days prior to December 13, 2019), committed to pay approximately €350,000 Euros subject to adjustments, and agreed to pay off certain Octamer expenses leading up to the agreement (representing net liabilities of $6,535). At closing, the Company issued 73,263 restricted shares of Company common stock,  paid an adjusted amount of approximately $357,000 (€321,736 Euros) and recorded a holdback liability of $55,404 (€50,000 Euros) to be paid after the holdback period of 9 months following the closing (subject to offset for breaches of representations and warranties).

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f)Other Commitments (continued)

Volition Germany (continued)

The Company recorded approximately $753,000 in compensation expense as a result of cash paid, holdback liability, stock issued and assumption of expenses. As of June 30, 2020, $242,667 is still to be paid by the Company under the Managing Director’s agreement, and $88 is payable under the 6% royalty agreement.

g)Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 9 – Subsequent Events

On July 16, 2020, 22,500 stock options were exercised to purchase shares of common stock at $2.50 per share in a cashless exercise and withholding of shares for taxes that resulted in the issuance of 4,486 shares of common stock.

On July 21, 2020, 110,000 stock options were exercised to purchase shares of common stock at $2.50 per share in cashless exercises and withholding of shares for taxes that resulted in the issuance of 21,949 shares of common stock.

On July 21, 2020, 110,000 stock options were exercised to purchase shares of common stock at $3.00 per share in cashless exercises and withholding of shares for taxes that resulted in the issuance of 14,380 shares of common stock.

On August 4, 2020, 25,000 stock options were exercised to purchase shares of common stock at $2.50 per share in a cashless exercise and withholding of shares for taxes that resulted in the issuance of 2,920 shares of common stock.

On August 4, 2020, 25,000 stock options were exercised to purchase shares of common stock at $3.00 per share in a cashless exercise and withholding of shares for taxes that resulted in the issuance of 1,529 shares of common stock.

From July 1 to August 6, 2020, the Company raised aggregate net proceeds of approximately $4.7 million under the Equity Distribution Agreement through the sale of approximately 1.2 million shares of its common stock in accordance with a Rule 10b5-1 plan.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; statements regarding the anticipated impact of the COVID-19 pandemic; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

•Nu.QTM Capture technology to isolate or enrich nucleosomes containing particular epigenetic signals or structures for a wide range of potential scientific and medical applications, such as the enrichment of nucleosomes of tumor origin in blood samples taken from cancer patients.

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

During the first six months of 2020, we implemented contingency planning to protect the health and well-being of our employees, with most employees working remotely where possible. We have implemented travel restrictions as well as visitor protocols and we are following social distancing practices. We did not observe significant impacts on our business or results of operations for the quarter ended June 30, 2020 due to the global emergence of COVID-19 or the mitigation actions taken to slow its spread. To the extent the pandemic worsens, we cannot predict the effects it may have on our business, in particular with respect to demand for our services, our strategy, and our prospects, or the impact on our financial results.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of June 30, 2020, we had cash and cash equivalents of approximately $21.3 million.

Net cash used in operating activities was $9.2 million and $6.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in cash used in operating activities for the period ended June 30, 2020 when compared to same period in 2019 was primarily due to increased expenditures on antibodies, sample purchases, stage payment to a collaborator partner and common stock issued for services.

Net cash used in investing activities was $0.6 million and $0.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase was primarily due to purchases of laboratory equipment.

Net cash provided by financing activities was $13.9 million and $11.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in cash provided by financing activities for the period ended June 30, 2020 when compared to same period in 2019 was primarily due to $12.7 million in net cash received from the issuance of shares of common stock in a registered public offering in May 2020 and $1.7 million in cash received from the issuance of shares of common stock pursuant to the Equity Distribution Agreement.

The following table summarizes our approximate contractual payments due by year as of June 30, 2020.

Approximate Payments (Including Interest) Due by Year

	Total	2020 (Remaining)	2021 - 2024	2025 +
Description	$	$	$	$
Finance Lease Obligations	733,316	34,997	252,685	445,634
Operating Lease Obligations	251,814	121,708	130,106	-
Grants Repayable	341,427	52,915	166,158	122,354
Long-Term Debt	2,881,069	479,678	2,221,014	180,377
Collaborative Agreements Obligations	2,392,158	1,098,624	1,293,534	-
Total	6,599,784	1,787,922	4,063,497	748,365

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

The following table sets forth our results of operations for the three months ended on June 30, 2020 and June 30, 2019, respectively:

				Percentage
	Three Months ended June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
	$	$	$	%

Royalty	1,872	-	1,872	100%
Product	3,322	-	3,322	100%
Total Revenues	5,194	-	5,194	100%

Research and development	3,492,845	2,478,930	1,013,915	41%
General and administrative	1,508,836	1,436,461	72,375	5%
Sales and marketing	215,891	238,124	(22,233)	(9%)

Total Operating Expenses	5,217,572	4,153,515	1,064,057	26%

Grant income	90,946	-	90,946	100%
Gain on disposal of fixed assets	93,202	-	93,202	100%
Interest income	7,741	29,459	(21,718)	(74%)
Interest expense	(22,604)	(33,115)	(10,511)	(32%)

Total Other Income (Expenses)	169,285	(3,656)	(172,941)	(>100%)
Net Loss	(5,043,093)	(4,157,171)	885,922	21%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $5,194 and $nil during the three months ended June 30, 2020 and June 30, 2019, respectively.

Operating Expenses

Total operating expenses increased to $5.2 million from $4.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $3.5 million from $2.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively. This increase in overall research and development expenditures was primarily related to higher antibody costs, sample costs, laboratory expenses and personnel expenses during the period.

	Three Months ended June 30,
	2020	2019	Change
	$	$	$
Personnel expenses	1,212,777	932,333	280,444
Stock-based compensation	114,872	104,055	10,817
Direct research and development expenses	1,936,125	1,208,742	727,383
Other research and development	(50,770)	59,480	(110,250)
Depreciation and amortization	279,841	174,320	105,521
Total research and development expenses	3,492,845	2,478,930	1,013,915

General and Administrative Expenses

General and administrative expenses increased to $1.5 million from $1.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively. This was primarily due to higher legal and professional fees offset by lower travel costs during the period.

	Three Months ended June 30,
	2020	2019	Change
	$	$	$
Personnel expenses	511,652	565,657	(54,005)
Stock-based compensation	204,055	235,701	(31,646)
Legal and professional fees	507,732	321,859	185,873
Other general and administrative	230,146	301,500	(71,354)
Depreciation and amortization	55,251	11,744	43,507
Total general and administrative expenses	1,508,836	1,436,461	72,375

Sales and Marketing Expenses

Sales and marketing expenses were at the same level of $0.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively. There was an increase in direct marketing professional fees offset by lower travel and personnel costs during the period.

	Three Months ended June 30,
	2020	2019	Change
	$	$	$
Personnel expenses	110,753	169,945	(59,192)
Stock-based compensation	41,713	39,877	1,836
Direct marketing and professional fees	63,425	28,302	35,123
Total sales and marketing expenses	215,891	238,124	(22,233)

Other Income (Expenses)

For the three months ended June 30, 2020, the Company’s other income was $169,285 compared to other expenses of $3,656, for the three months ended June 30, 2019. The increase in other income was due to grant income received and a gain on disposal of a fixed asset, offset by less interest received from cash deposited in an overnight money market deposit account.

Net Loss

For the three months ended June 30, 2020, the Company’s net loss was $5.0 million compared a net loss of $4.2 million for the three months ended June 30, 2019. The change was a result of the factors described above.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

The following table sets forth our results of operations for the six months ended on June 30, 2020 and June 30, 2019, respectively:

				Percentage
	Six Months Ended June 30,		Increase	Increase
	2020	2019	(Decrease)	(Decrease)
	$	$	$	%

Royalty	2,112	-	2,112	100%
Product	3,626	-	3,626	100%
Total Revenues	5,738	-	5,738	100%

Research and development	7,387,811	4,953,489	2,434,322	49%
General and administrative	3,212,358	2,665,901	546,457	20%
Sales and marketing	489,845	522,404	(32,559)	(6%)

Total Operating Expenses	11,090,014	8,141,794	2,948,220	36%

Grant income	98,870	-	98,870	100%
Gain on disposal of fixed assets	93,202	-	93,202	100%
Interest income	46,155	41,023	5,132	13%
Interest expense	(56,383)	(63,216)	6,833	(11%)
Other expenses	-	(196,957)	196,957	(100%)

Total Other Income (Expenses)	181,844	(219,150)	400,994	(183%)
Net Loss	(10,902,432)	(8,360,944)	2,541,488	30%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $5,738 and $nil during the six months ended June 30, 2020 and June 30, 2019, respectively.

Operating Expenses

Total operating expenses increased to $11.1 million from $8.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $7.4 million for the six months ended June 30, 2020, from $5.0 million for the six months ended June 30, 2019. This increase in overall research and development expenditures was primarily related to higher antibody costs, higher sample costs, laboratory expenses, personnel expenses and management compensation connected to Volition Germany during the period.

	Six Months Ended June 30,
	2020	2019	Change
	$	$	$
Personnel expenses	2,506,925	1,864,322	642,603
Stock-based compensation	177,291	199,046	(21,755)
Direct research and development expenses	3,364,563	2,222,030	1,142,533
Other research and development	966,105	323,153	642,952
Depreciation and amortization	372,927	344,938	27,989
Total research and development expenses	7,387,811	4,953,489	2,434,322

General and Administrative Expenses

General and administrative expenses increased to $3.2 million from $2.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively. This increase was primarily due to higher legal fees and foreign exchange costs, offset by lower stock–based compensation charges during the period.

	Six Months Ended June 30,
	2020	2019	Change
	$	$	$
Personnel expenses	1,040,831	1,181,261	(140,430)
Stock-based compensation	311,320	430,765	(119,445)
Legal and professional fees	927,589	631,317	296,272
Other general and administrative	820,441	401,587	418,854
Depreciation and amortization	112,177	20,971	91,206
Total general and administrative expenses	3,212,358	2,665,901	546,457

Sales and Marketing Expenses

Sales and marketing expenses were at the same level of $0.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively. There was an increase in marketing professional fees offset by lower stock-based compensation costs and travel costs during the period.

	Six Months Ended June 30,
	2020	2019	Change
	$	$	$
Personnel expenses	261,698	327,784	(66,086)
Stock-based compensation	64,698	90,280	(25,582)
Direct marketing and professional fees	163,449	104,340	59,109
Total sales and marketing expenses	489,845	522,404	(32,559)

Other Income (Expenses)

For the six months ended June 30, 2020, the Company’s other income was $181,844 compared to other expenses of $219,150 for the six months ended June 30, 2019. This increase in other income was primarily due to grant income received, interest received from cash deposited in an overnight money market deposit account, and a gain on disposal of a fixed asset, offset by other expenses related to the amendment to outstanding warrants which resulted in a $196,957 expense in the same period in 2019.

Net Loss

For the six months ended June 30, 2020, the Company’s net loss was $10.9 million, an increase of approximately $2.5 million, or 30%, in comparison to a net loss of $8.4 million for the six months ended June 30, 2019. The change was a result of the factors described above.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2019, that our disclosure controls and procedures continue to not be effective as of June 30, 2020, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

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

As of June 30, 2020, we did not maintain sufficient internal controls over financial reporting due to insufficient:

•segregation of duties in some areas of Finance;

•oversight in the area of Information Technology, where certain processes may affect the internal controls over financial reporting; and

•monitoring of review controls with respect to accounting for complex transactions.

We have developed, and are currently implementing, a remediation plan for these material weaknesses. Specifically, we have implemented a financial reporting system that has allowed further automation of the reporting process, thereby strengthening the control environment over financial reporting. As we continue to evaluate and work to enhance our internal controls over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify our remediation plan considering the Company’s size and growth.

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2020, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

·

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to claims, counter claims, lawsuits and other litigation of the type that generally arise from the conduct of our business. We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial stockholders, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.RISK FACTORS

There have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report, as supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Underwriting Agreement, dated May 20, 2020, between the Company and National Securities Corporation, as representative of the several Underwriters named therein.	8-K	001-36833	1.1	5/22/20

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

*The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: August 13, 2020	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: August 13, 2020	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)