Form 10-Q
period 2020-09-30
VOLITIONRX LTD
filed 2020-11-12
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 48,197,687 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SPRL, Volition Diagnostics UK Limited, Volition America, Inc., Volition Germany GmbH, as well as its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC. Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.QTM and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	September 30,	December 31,
	2020	2019
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	20,927,729	16,966,168
Accounts receivable	573	-
Prepaid expenses	444,872	267,518
Other current assets	791,349	322,593
Total Current Assets	22,164,523	17,556,279

Property and equipment, net	3,343,297	2,981,225
Operating lease right-of-use assets	257,903	381,483
Intangible assets, net	321,848	372,305
Total Assets	26,087,571	21,291,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	849,146	627,253
Accrued liabilities	2,403,102	2,168,588
Management and directors’ fees payable	47,675	21,979
Current portion of long-term debt	765,151	647,569
Current portion of finance lease liabilities	57,047	97,946
Current portion of operating lease liabilities	157,796	257,244
Current portion of grant repayable	37,992	39,295
Total Current Liabilities	4,317,909	3,859,874

Long-term debt, net of current portion	1,831,021	2,195,278
Finance lease liabilities, net of current portion	591,658	607,708
Operating lease liabilities, net of current portion	108,305	131,875
Grant repayable, net of current portion	277,267	297,991
Total Liabilities	7,126,160	7,092,726

STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 48,064,575 shares and 41,125,303 shares, respectively	48,065	41,125
Additional paid-in capital	124,121,703	103,853,627
Accumulated other comprehensive income	(148,121)	125,670
Accumulated deficit	(105,036,840)	(89,821,856)
Total VolitionRx Limited Stockholders' Equity	18,984,807	14,198,566
Non-controlling interest	(23,396)	-
Total Stockholders’ Equity	18,961,411	14,198,566

Total Liabilities and Stockholders’ Equity	26,087,571	21,291,292

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	$	$	$	$

Revenues
Services	-	16,204	-	16,204
Royalty	-	892	2,112	892
Product	575	-	4,201	-
Total Revenues	575	17,096	6,313	17,096

Operating Expenses
Research and development	3,180,177	2,642,610	10,567,988	7,596,097
General and administrative	1,080,308	1,354,992	4,292,666	4,020,893
Sales and marketing	244,510	195,641	734,355	718,047
Total Operating Expenses	4,504,995	4,193,243	15,595,009	12,335,037
Operating Loss	(4,504,420)	(4,176,147)	(15,588,696)	(12,317,941)

Other Income (Expenses)
Grant income	-	-	98,870	-
Gain on disposal of fixed assets	200,393	-	293,595	-
Interest income	2,801	27,633	48,956	68,656
Interest expense	(34,722)	(32,291)	(91,105)	(95,507)
Other expenses	-	-	-	(196,957)

Total Other Income (Expenses)	168,472	(4,658)	350,316	(223,808)

Provision for Income Taxes	-	-	-	-
Net Loss	(4,335,948)	(4,180,805)	(15,238,380)	(12,541,749)
Net Loss attributable to Non-Controlling Interest	8,050	-	23,396	-
Net Loss attributable to VolitionRx Limited Stockholders	(4,327,898)	(4,180,805)	(15,214,984)	(12,541,749)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(573,397)	401,309	(273,791)	427,168
Net Comprehensive Loss	(4,909,345)	(3,779,496)	(15,512,171)	(12,114,581)

Net Loss Per Share – Basic and Diluted attributable to VolitionRx Limited	(0.09)	(0.10)	(0.34)	(0.33)

Weighted Average Shares Outstanding
– Basic and Diluted	47,027,011	39,880,246	44,148,793	38,538,394

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three and Nine Months ended September 30, 2020 and September 30, 2019

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2019	41,125,303	41,125	103,853,627	125,670	(89,821,856)	-	14,198,566

Common stock issued for Director compensation in Volition Germany	73,263	73	333,896	-	-	-	333,969
Common stock issued in exercise of stock options	19,430	20	(20)	-	-	-	-
Common stock repurchase and retirement	(11,364)	(11)	(54,423)	-	-	-	(54,434)
Stock-based compensation	-	-	192,669	-	-	-	192,669
Foreign currency translation	-	-	-	373,926	-	-	373,926
Net loss for the period	-	-	-	-	(5,849,772)	(9,567)	(5,859,339)
Balance, March 31, 2020	41,206,632	41,207	104,325,749	499,596	(95,671,628)	(9,567)	9,185,357
Common stock issued in public offering, net	5,452,922	5,453	14,229,160	-	-	-	14,234,613
Stock-based compensation	-	-	360,640	-	-	-	360,640
Foreign currency translation	-	-	-	(74,320)	-	-	(74,320)
Net loss for the period	-	-	-	-	(5,037,314)	(5,779)	(5,043,093)
Balance, June 30, 2020	46,659,554	46,660	118,915,549	425,276	(100,708,942)	(15,346)	18,663,197
Common stock issued in public offering, net	1,252,183	1,252	4,820,839	-	-	-	4,822,091
Common stock issued in exercise of stock options	127,838	128	82,372	-	-	-	82,500
Common stock issued for cash exercise of warrants	25,000	25	61,725	-	-	-	61,750
Stock-based compensation	-	-	428,683	-	-	-	428,683
Tax withholdings paid related to stock-based compensation	-	-	(187,465)	-	-	-	(187,465)
Foreign currency translation	-	-	-	(573,397)	-	-	(573,397)
Net loss for the period	-	-	-	-	(4,327,898)	(8,050)	(4,335,948)
Balance, September 30, 2020	48,064,575	48,065	124,121,703	(148,121)	(105,036,840)	(23,396)	18,961,411

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three and Nine Months ended September 30, 2020 and September 30, 2019

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2018	35,335,378	35,335	85,604,271	223,651	(73,722,801)	-	12,140,456
Common stock issued in exercise of warrants	2,478,613	2,479	6,658,192	-	-	-	6,660,671
Stock-based compensation	-	-	340,458	-	-	-	340,458
Modification of financing warrants	-	-	196,957	-	-	-	196,957
Foreign currency translation	-	-	-	(24,054)	-		(24,054)
Net loss for the period	-	-	-	-	(4,203,773)	-	(4,203,773)
Balance, March 31, 2019	37,813,991	37,814	92,799,878	199,597	(77,926,574)	-	15,110,715
Common stock issued in exercise of warrants	1,666,667	1,667	4,998,334	-	-	-	5,000,001
Stock-based compensation	-	-	379,507	-	-	-	379,507
Foreign currency translation	-	-	-	49,913	-	-	49,913
Net loss for the period	-	-	-	-	(4,157,171)	-	(4,157,171)
Balance, June 30, 2019	39,480,658	39,481	98,177,719	249,510	(82,083,745)	-	16,382,965

Common stock issued in exercise of warrants	1,609,195	1,609	4,825,976	-	-	-	4,827,585
Common stock issued in exercise of stock options	2,487	2	(2)	-	-	-	-
Stock-based compensation	-	-	370,726	-	-	-	370,726
Foreign currency translation	-	-	-	401,309	-	-	401,309
Net loss for the period	-	-	-	-	(4,180,805)	-	(4,180,805)
Balance, September 30, 2019	41,092,340	41,092	103,374,419	650,819	(86,264,550)	-	17,801,780

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Nine Months ended September 30,
	2020	2019
	$	$
Operating Activities
Net loss	(15,238,380)	(12,541,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525,150	509,736
Amortization of operating lease right-of-use assets	194,749	51,090
Gain on disposal of fixed assets	(293,595)	-
Stock-based compensation	981,992	1,090,691
Common stock issued for Director compensation in Volition Germany	333,969	-
Financing costs for warrants modified	-	196,957
Changes in operating assets and liabilities:
Prepaid expenses	(177,354)	(163,638)
Accounts receivable	(573)	(16,031)
Other current assets	(274,398)	44,904
Accounts payable and accrued liabilities	365,167	687,636
Management and directors’ fees payable	47,672	47,575
Right-of-use assets operating leases liabilities	(194,146)	(48,475)
Net Cash Used In Operating Activities	(13,729,747)	(10,141,304)

Investing Activities:
Purchases of property and equipment	(679,782)	(359,502)
Proceeds from sales of property and equipment	97,388	-
Net Cash Used In Investing Activities	(582,394)	(359,502)

Financing Activities:
Net proceeds from issuances of common shares	19,200,954	16,488,257
Tax withholdings paid related to stock-based compensation	(187,465)	-
Common stock repurchased	(54,434)	-
Proceeds from grants repayable	3,802	32,652
Proceeds from long-term debt	-	282,513
Payments on long-term debt	(356,701)	(262,661)
Payments on grants repayable	(41,257)	(39,261)
Payments on finance lease obligations	(83,221)	(106,616)
Net Cash Provided By Financing Activities	18,481,678	16,394,884

Effect of foreign exchange on cash	(207,976)	375,869

Net Change in Cash	3,961,561	6,269,947
Cash and cash equivalents – Beginning of Period	16,966,168	13,427,222
Cash and cash equivalents – End of Period	20,927,729	19,697,169

Supplemental Disclosures of Cash Flow Information:
Interest paid	91,105	95,507
Non-Cash Financing Activities:
Common stock issued on cashless exercises of stock options	118	2
Offering costs from issuance of common stock	1,229,169	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of VolitionRx Limited (the “Company”, "VolitionRx," "we" or "us") for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2020, and our results of operations and cash flows for the periods ended September 30, 2020 and September 30, 2019, respectively. The results of operations for the periods ended September 30, 2020 and September 30, 2019, respectively, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the "SEC") on February 20, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to useful lives of property and equipment, impairment of long-lived assets, the estimate of the fair value of the lease liability and related right of use assets, allowance for doubtful accounts and valuation of share based payments.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2020 include the accounts of the Company and its subsidiaries. The Company has one wholly-owned subsidiary, Singapore Volition Pte. Limited (“Singapore Volition”). Singapore Volition has one wholly-owned subsidiary, Belgian Volition SPRL (“Belgian Volition”).  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority-owned subsidiary, Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f) for more information regarding Volition Vet and Volition Germany. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of September 30, 2020, cash and cash equivalents totaled approximately $20.9 million, of which $14.7 million was held in an overnight money market account.

.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2020, the accounts receivable balance was $573 and the allowance for doubtful debts was $nil.

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

Product

The Company includes revenue from product sales recognized during the period in which goods are shipped to third parties, and the amount is deemed collectable from the third parties. These are presented in “Product ” in the consolidated statements of operations and comprehensive loss.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2020, 4,551,119 potential common shares equivalents from warrants, options and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. The Company has reclassified the prior period comparative amounts in the statement of stockholders’ equity and cash flows to be consistent with the current year classification.

Recent Accounting Pronouncements

The Company does not believe there are any new applicable accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three and nine months ended September 30, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $105.0 million, has negative cash flows from operations, and currently has limited revenues, which creates substantial doubt about its ability to continue as a going concern for a period of one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of September 30, 2020 and December 31, 2019:

				September 30,
				2020
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	490,687	369,584	121,103
Laboratory equipment	5 years	1,980,047	920,295	1,059,752
Office furniture and equipment	5 years	235,740	152,240	83,500
Buildings	30 years	1,537,352	183,600	1,353,752
Building improvements	5-15 years	792,282	160,882	631,400
Land	Not amortized	93,790	-	93,790
		5,129,898	1,786,601	3,343,297

				December 31,
				2019
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	426,461	280,554	145,907
Laboratory equipment	5 years	2,052,348	1,256,637	795,711
Office furniture and equipment	5 years	217,545	114,242	103,303
Buildings	30 years	1,472,211	139,021	1,333,190
Building improvements	5-15 years	630,824	117,526	513,298
Land	Not amortized	89,816	-	89,816
		4,889,205	1,907,980	2,981,225

During the nine-month periods ended September 30, 2020 and September 30, 2019, the Company recognized $459,450 and $443,972, respectively, in depreciation expense.

During the nine-month period ended September 30, 2020, the Company sold laboratory equipment for $293,595, resulting in a gain on disposal of equipment of $293,595. As of September 30, 2020, the Company has received $97,388 in payment for the laboratory equipment, with the remaining receivable of $196,207 recorded in other current assets.

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

September 30,
2020
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,197,312	875,464	321,848

December 31,
2019
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,147,391	775,086	372,305

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets (continued)

During the nine-month periods ended September 30, 2020 and September 30, 2019, the Company recognized $65,567 and $65,761, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2020 - remaining	$24,749
2021	$90,883
2022	$90,883
2023	$90,883
2024	$24,450
Total Intangible Assets	$321,848

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360, “Property, Plant and Equipment,” as of December 31, 2019. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2019.

Note 5 - Related Party Transactions

See Note 6 for common stock issued to related parties and Note 7 for stock options, warrants and RSUs issued to related parties. The Company has agreements with related parties for the purchase of products and consultancy services which are accrued under management and directors’ fees payable (see condensed consolidated balance sheets).

Note 6 - Common Stock

As of September 30, 2020, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 48,064,575 and 41,125,303 shares were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

Stock Issuances Upon Warrant and Option Exercises

From January 7, 2020 to August 17, 2020, 97,500 stock options were exercised to purchase shares of common stock at $2.50 per share in cashless exercises that resulted in the issuance of 30,033 shares of common stock.

From January 7, 2020 to August 17, 2020, 97,500 stock options were exercised to purchase shares of common stock at $3.00 per share in cashless exercises that resulted in the issuance of 16,539 shares of common stock.

On January 7, 2020, 35,000 stock options were exercised to purchase shares of common stock at $4.00 per share in cashless exercises that resulted in the issuance of 6,486 shares of common stock.

From February 24, 2020 to September 2, 2020, 11,599 stock options were exercised to purchase shares of common stock at $2.35 per share in cashless exercises that resulted in the issuance of 2,752 shares of common stock.

From July 16, 2020 to August 10, 2020, 210,000 stock options were exercised to purchase shares of common stock at $2.50 per share in cashless exercises and withholding of shares for taxes that resulted in the issuance of 39,197 shares of common stock.

From July 21, 2020 to August 12, 2020, 210,000 stock options were exercised to purchase shares of common stock at $3.00 per share in cashless exercises and withholding of shares for taxes that resulted in the issuance of 22,261 shares of common stock.

On August 12, 2020, 15,000 stock options were exercised to purchase shares of common stock at $2.50 per share that resulted in the issuance of 15,000 shares of common stock for proceeds to the Company of $37,500.

On August 12, 2020, 15,000 stock options were exercised to purchase shares of common stock at $3.00 per share that resulted in the issuance of 15,000 shares of common stock for proceeds to the Company of $45,000.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

On September 18, 2020, 25,000 warrants were exercised to purchase shares of common stock at $2.47 per share that resulted in the issuance of 25,000 shares of common stock for proceeds to the Company of $61,750.

Stock Issuance for Services

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

Equity Distribution Agreement

On September 7, 2018, the Company entered into an equity distribution agreement (as amended, the “Equity Distribution Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”), which agreement allows it to offer and sell shares of common stock having an aggregate offering price of up to $10.0 million from time-to-time pursuant to a shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No.333-227248) through Oppenheimer acting as the Company’s agent and/or principal. From inception through September 30, 2020, the Company raised aggregate net proceeds of approximately $6.5 million under the Equity Distribution Agreement through the sale of 1,688,555 shares of its common stock.

During the nine-month period ended September 30, 2020, the Company raised aggregate net proceeds of approximately $6.5 million under the Equity Distribution Agreement through the sale of 1,685,355 shares of its common stock. Additionally, in connection with this transaction $104,813 was incurred in fees relating to the Equity Distribution Agreement. See Note 9 for details regarding additional sales of common stock under the Equity Distribution Agreement after September 30, 2020.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-based Compensation

a)Warrants

The following table summarizes the changes in warrants outstanding of the Company during the nine-month period ended September 30, 2020:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2019	190,000	2.90
Granted	50,000	3.45
Exercised	(25,000)	2.47
Expired	-	-
Outstanding at September 30, 2020	215,000	3.08

Exercisable at September 30, 2020	165,000	2.97

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

Below is a table summarizing the warrants issued and outstanding as of September 30, 2020, which have an aggregate weighted average remaining contractual life of 2.68 years.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
125,000	125,000	2.47	2.41	308,750
50,000	-	3.45	5.42	172,500
40,000	40,000	4.53	0.12	181,200
215,000	165,000			662,450

Stock-based compensation expense related to warrants of $56,127 and $6,379 was recorded in the nine months ended September 30, 2020 and September 30, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $53,105 and is expected to be recognized over a period of 0.92 years. As of September 30, 2020, the total intrinsic value of warrants outstanding was $92,500.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-based Compensation (continued)

b)Options

The following table summarizes the changes in options outstanding of the Company during the nine-month period ended September 30, 2020:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2019	4,169,301	3.88
Granted	835,000	3.60
Exercised	(691,599)	2.81
Expired/Cancelled	(29,083)	4.52
Outstanding at September 30, 2020	4,283,619	4.00

Exercisable at September 30, 2020	3,448,619	4.10

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

Below is a table summarizing the options issued and outstanding as of September 30, 2020, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 3.23 years. As of September 30, 2020, an aggregate of 4,250,000 shares of common stock were authorized for issuance under the 2015 Stock Incentive Plan, of which 261,867 shares of common stock remained available for future issuance thereunder.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
685,000	685,000	3.25	4.37	2,226,250
10,351	10,351	3.35	0.58	34,676
835,000	-	3.60	5.54	3,006,000
20,000	20,000	3.80	0.63	76,000
1,782,837	1,782,837	4.00	2.06	7,131,348
15,268	15,268	4.35	1.40	66,416
89,163	89,163	4.38	3.32	390,534
50,000	50,000	4.80	2.25	240,000
796,000	796,000	5.00	2.49	3,980,000
4,283,619	3,448,619			17,151,224

Stock-based compensation expense related to stock options of $861,312 and $1,084,312 was recorded in the nine months ended September 30, 2020 and September 30, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $791,598. As of September 30, 2020, the total intrinsic value of stock options outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-based Compensation (continued)

c)Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2020, all of which were issued pursuant to the 2015 Stock Incentive Plan.

	Number of
	RSUs	Share Price ($)
Outstanding at December 31, 2019	-	-
Granted	52,500	3.52
Vested	-	-
Cancelled	-	-
Outstanding at September 30, 2020	52,500	3.52

Effective April 13, 2020, the Company granted RSUs of 52,500 shares of common stock to various Company personnel (including a director and an employee) in exchange for services provided to the Company. These RSUs vest over 2 years, with 50% vesting on each of April 13, 2021 and April 13, 2022 and will result in total compensation expense of $184,800.

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2020 and which have an aggregate weighted average remaining contractual life of 1.03 years.

			Weighted
			Average
			Remaining
Number	Number	Share	Contractual
Outstanding	Exercisable	Price ($)	Life (Years)
52,500	-	3.52	1.03

Stock-based compensation expense related to RSUs of $64,553 and $nil was recorded in the nine months ended September 30, 2020 and September 30, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $120,246. As of September 30, 2020, the total intrinsic value of the RSUs outstanding was $nil.

Note 8 – Commitments and Contingencies

a)Finance Lease Obligations

In 2015, the Company entered into an equipment finance lease to purchase three Tecan machines (automated liquid handling robots) for €550,454 Euros that matured in May 2020. As of September 30, 2020, the balance payable was $nil.

In 2016, the Company entered into a real estate finance lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million Euros, maturing in May 2031. As of September 30, 2020, the balance payable was $635,130.

In 2018, the Company entered into a finance lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000 Euros, maturing in January 2022. The leased equipment is amortized on a straight-line basis over 5 years. As of September 30, 2020, the balance payable was $13,575.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

a)Finance Lease Obligations (continued)

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2020.

2020 - remaining	$18,259
2021	$73,042
2022	$64,531
2023	$63,058
2024	$63,057
Greater than 5 years	$465,037
Total	$746,984
Less: Amount representing interest	$(98,279)
Present value of minimum lease payments	$648,705

b)Operating Lease Right-of-Use Obligations

As all the existing leases subject to the new lease standard ASC 842, “Leases,” were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 4.48% and the weighted average remaining lease term is 24 months.

As of September 30, 2020, operating lease right-of-use assets and liabilities arising from operating leases were $257,903 and $266,101, respectively. During the nine months ended September 30, 2020, cash paid for amounts included for the measurement of lease liabilities was $184,769 and the Company recorded operating lease expense of $185,077.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2020.

2020 - remaining	$74,831
2021	$109,716
2022	$50,652
2023	$32,917
2024	$10,665
Total Operating Lease Obligations	$278,781
Less: Amount representing interest	$(12,680)
Present Value of minimum lease payments	$266,101

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the nine months ended September 30, 2020, $10,737 was recognized in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2020 - remaining	$-
Total Operating Lease Obligations	$-

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

c)Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million Euros. Per the terms of the agreement, €314,406 Euros of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 Euros and the 6% royalty on revenue, is equal to twice the amount of funding received. As of September 30, 2020, the grant balance repayable was $102,473.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000 Euros.  Per the terms of the agreement, €181,500 Euros of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 Euros and the 3.53% royalty on revenue, is equal to the amount of funding received. As of September 30, 2020, the grant balance repayable was $212,786.

As of September 30, 2020, the total grant balance repayable was $315,259 and the payments remaining were as follows:

2020 - remaining	$14,186
2021	$52,178
2022	$49,357
2023	$50,579
2024	$21,279
Greater than 5 years	$127,680
Total Grants Repayable	$315,259

d)Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 Euros with a fixed interest rate of 4.85%, maturing in December 2023. As of September 30, 2020, the principal balance payable was $284,741.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 Euros with a fixed interest rate of 2.62%, maturing in December 2031. As of September 30, 2020, the principal balance payable was $249,887.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 Euros with a fixed interest rate of 4.00%, maturing in June 2021. As of September 30, 2020, the principal balance payable was $102,962.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million Euros with a fixed interest rate of 4.50%, maturing in September 2024. As of September 30, 2020, €1 million Euros has been drawn down under this agreement and the principal balance payable was $1,055,139.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with a fixed interest rate of 4.00%, maturing in June 2022. As of September 30, 2020, the principal balance payable was $317,254.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 Euros with a fixed interest rate of 4.80%, maturing in September 2023. As of September 30, 2020, the principal balance payable was $586,189.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d)Long-Term Debt (continued)

As of September 30, 2020, the total balance for long-term debt payable was $2,596,172 and the payments remaining were as follows:

2020 - remaining	$286,719
2021	$777,691
2022	$652,975
2023	$552,544
2024	$403,760
Greater than 5 years	$181,739
Total	$2,855,428
Less: Amount representing interest	$(259,256)
Total Long-Term Debt	$2,596,172

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with DKFZ in Germany for a 3-year period for €338,984 Euros. As of September 30, 2020, $87,928 is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a 5-year period for €400,000 Euros. As of September 30, 2020, $234,475 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a collaborative research agreement with Munich University in Germany for a 3-year period for €360,000 Euros.  As of September 30, 2020, $0 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the University of Michigan for a 3-year period for up to $3 million. This agreement was amended in February 2020 to redefine a new clinical study. Pursuant to the terms of the amendment, the parties acknowledged that, although not fully completed, the requirements of the original clinical study had been satisfied, including any and all payment obligations by the Company. Further, the Amendment provided that a new clinical study would be undertaken at no additional cost to the Company. As of September 30, 2020, up to $138,000 is still accrued by the Company for any additional expenses for the new clinical study.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of September 30, 2020, $892,500 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a research collaboration agreement with the University of Taiwan for a 2-year period to collect a total of 1,200 samples for a cost to the Company of up to $320,000 payable over such period. As of September 30, 2020, $160,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University (“TAMU”) in consideration for the license granted to the Company for a 5-year period for a cost to the Company of up to $400,000 payable over such period. As of September 30, 2020, $329,986 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a lyophilization study and a CE marking project including GMP validation and documentation with Biomerica Inc. for $160,000. As of September 30, 2020, $54,663 is still to be paid by the Company under this agreement.

On September 16, 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for 6 months for a cost to the Company of €54,879 Euros. As of September 30, 2020, $64,338 is still to be paid by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

As of September 30, 2020, the total amount to be paid for future research and collaboration commitments was approximately $1.96 million and the annual payments remaining were as follows:

2020 - remaining	$625,464
2021 - 2024	$1,336,426
Total Collaborative Agreement Obligations	$1,961,890

f)Other Commitments

Volition Vet

On August 15, 2020, the Company entered into a consulting services agreement with Novis Animal Solutions LLC (“Novis”), to provide chief commercial officer services for Volition Vet in exchange for payment of consultancy fees, 5% sales commission on third party sales capped at $20,000 per quarter and a potential equity interest of up to 2% in Volition Vet upon achievement of revenue milestones. The agreement superseded the existing consulting services agreement between the parties dated August 7, 2019 which terminated and is of no further effect. The term of the contract is perpetual and terminable on 2 months’ written notice from either party. As of September 30, 2020, Novis has no equity interest in Volition Vet. See Note 9 for details regarding termination of the consulting services agreement after September 30, 2020.

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet, with an additional 5% vesting a year from the date of the agreement, giving TAMU in aggregate a 12.5% equity interest as of such date. As of September 30, 2020, TAMU has a 7.5% equity interest in Volition Vet.

Volition Germany

On January 10, 2020, the Company, through its wholly-owned subsidiary Belgian Volition, acquired an epigenetic reagent company, Octamer GmbH (“Octamer”), based in Munich, Germany, and hired its founder for his expertise and knowledge to be passed to Company personnel. On March 9, 2020, Octamer was renamed to Volition Germany GmbH (or “Volition Germany”).

Upon considering the definition of a business, as defined in ASC 805, “Business Combinations,” paragraph 805-10-20, which is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return, the Company has determined that this did not constitute a business. This is primarily due to the fact that additional inputs are needed in the form of training personnel further to produce outputs. Accordingly, the Company has treated this transaction as the hiring of a member of management, described below, rather than accounting for the transaction as a business combination.

The Company agreed to terms of the transaction on December 13, 2019 and closed on January 10, 2020. Pursuant to the transaction agreement, the Company purchased all outstanding shares of Octamer. In exchange, the Company agreed to issue 73,263 newly-issued restricted shares of Company common stock valued at $333,969 (based on the $4.56 per share volume weighted trading price for the five days prior to December 13, 2019), committed to pay approximately €350,000 Euros, subject to adjustments, and agreed to pay off certain Octamer expenses leading up to the agreement (representing net liabilities of $6,535). At closing, the Company issued 73,263 restricted shares of Company common stock,  paid an adjusted amount of approximately $357,000 (€321,736 Euros) and recorded a holdback liability of $55,404 (€50,000 Euros) to be paid after the holdback period of 9 months following the closing (subject to offset for breaches of representations and warranties).

In connection with the transaction agreement, the Company also entered into a 2-year Managing Director’s agreement with the founder of Octamer to continue to manage Volition Germany for a payment of €288,000 Euros payable in equal monthly installments over such 2-year period and a royalty agreement with the founder providing for the payment of royalties in the amount of 6% of net sales of Volition Germany’s nucleosomes as reagents to pharmaceutical companies for use in the development, manufacture and screening of molecules for use as therapeutic drugs for a period of 5 years post-closing.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f)Other Commitments (continued)

The Company recorded approximately $753,000 in compensation expense as a result of cash paid, holdback liability, stock issued and assumption of expenses. As of September 30, 2020, $211,028 is still to be paid by the Company under the Managing Director’s agreement and $229 is payable under the 6% royalty agreement.

g)Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 9 – Subsequent Events

From October 1 to November 4, 2020, the Company raised aggregate net proceeds of approximately $471,600 under the equity distribution agreement through the sale of 133,122 shares of its common stock in accordance with a Rule 10b5-1 plan.

On October 1, 2020, the Company signed a new office lease in London, UK for total fee payable of approximately $111,540 (£86,400) at a rental rate of approximately $7,000 (£5,400) per month for a period of 16 months until January 31, 2022.

On October 5, 2020, the Company borrowed $973,000 (€830,000 Euros) from Preface S.A at an interest rate of 4%, repayable over 10 years to finance the acquisition and construction of a production facility in Belgium.

On November 3, 2020, the Company entered into a professional services master agreement with Diagnostic Oncology CRO, LLC, to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services.  Under the terms of the agreement, Diagnostic Oncology CRO, LLC will provide ad hoc consulting assistance on a project-by-project basis related to the review and assessment of existing data and information to prepare recommended intended use claims and coverage/reimbursement plans to support the preparation of FDA pre-submissions, clinical trial protocol development and study administration, and potential 510k regulatory marketing submissions of the Company’s diagnostic tests, including those proposed for use as an adjunct diagnostic tool for common and aggressive forms of Non-Hodgkin’s Lymphoma.  The initial projects contemplated by the agreement relating to Non-Hodgkin’s Lymphoma obligate the Company to pay an aggregate of up to $2.9 million over a period of 22 months. Such payment obligations are on a project-by-project basis as deliverables are executed and subject to certain terms and conditions. Additionally, the Company may terminate the agreement or any project with or without cause upon at least 30 days’ prior written notice.  Unless earlier terminated, the term of the agreement is until December 31, 2025 or such later date as when all projects have been completed.

On November 4, 2020, the Company terminated a consulting services agreement with Novis Animal Solutions LLC (“Novis”) to provide chief commercial officer services for Volition Vet. The termination was effective immediately and the compensation payable to Novis for the required two-month notice period and a general release of any claims will be $19,000.

On November 10, 2020, the Company entered into a consulting services agreement through a related party transaction between its wholly-owned subsidiary, Singapore Volition and PB Commodities Pte Ltd (“PB Commodities”). This agreement is effective December 1, 2020 and provides for consultancy services to be rendered by Cameron Reynolds through PB Commodities to Singapore Volition. Singapore Volition will also make available the services of Mr. Reynolds, as Group Chief Executive Officer, to the Company and its subsidiaries, pursuant to the services agreements entered into by and between Singapore Volition and the Company or its subsidiaries. The term of the agreement is perpetual, commencing on December 1, 2020 until terminated upon six months’ prior notice. The agreement includes a six-month non-compete following termination of the agreement. The consulting services agreement replaces in its entirety the employment agreement by and between Volition Diagnostics and Mr. Reynolds, dated March 7, 2017, which was terminated upon mutual agreement of the parties.  PB Commodities will receive a monthly fee of $35,650 in exchange for the services provided by Mr. Reynolds.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events (continued)

On November 12, 2020, the Company entered into an Equity Distribution Agreement (the “EDA”) with Cantor Fitzgerald & Co. (“Cantor”) and Oppenheimer, to sell shares of its Common Stock, par value $0.001 (the “Common Stock”), having an aggregate offering price of up to $25,000,000 (the “Shares”) from time to time, through an “at the market” offering program (the “New ATM Offering”) under which Oppenheimer and Cantor will jointly act as sales agents (the “Sales Agents”).  The offer and sale of the Shares will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-227248), the base prospectus contained therein, dated September 28, 2018, and a prospectus supplement related to the New ATM Offering, dated November 12, 2020.  The Company is not obligated to sell any shares under the EDA.  The Company will pay the Sales Agents a commission of up to 3% of the aggregate gross proceeds from each sale of Shares occurring pursuant to the EDA, if any. The Company has also agreed to reimburse the Sales Agents for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with the EDA. The EDA may be terminated by the Sales Agents or the Company at any time upon written notice to the other party(ies), as permitted therein.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; statements regarding the anticipated impact of the COVID-19 pandemic and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

In addition to human diagnostics we are also developing the use of the Nu.QTM technology in veterinary applications and are planning the launch of the Nu.QTM Vet Cancer Screening Test in late 2020. Further studies are ongoing or planned to extend the range of cancers detected in dogs and then in other animals. Our extensive intellectual property portfolio includes coverage of veterinary applications.

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

During the first nine months of 2020, we implemented contingency planning to protect the health and well-being of our employees, with most employees working remotely where possible. We have implemented travel restrictions as well as visitor protocols and we are following social distancing practices. We did not observe significant impacts on our business or results of operations for the quarter ended September 30, 2020 due to the global emergence of COVID-19 or the mitigation actions taken to slow its spread. To the extent the pandemic worsens, we cannot predict the effects it may have on our business, in particular with respect to demand for our services, our strategy, and our prospects, or the impact on our financial results.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of September 30, 2020, we had cash and cash equivalents of approximately $20.9 million.

Net cash used in operating activities was $13.7 million and $10.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in cash used in operating activities for the period ended September 30, 2020 when compared to same period in 2019 was primarily due to increased expenditures on antibodies, sample purchases, stage payment to a collaborator partner and common stock issued for services.

Net cash used in investing activities was $0.6 million and $0.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase was primarily due to purchases of laboratory equipment.

Net cash provided by financing activities was $18.5 million and $16.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The increase in cash provided by financing activities for the period ended September 30, 2020 when compared to same period in 2019 was primarily due to $12.7 million in net cash received from the issuance of shares of common stock in a registered public offering in May 2020 and $6.5 million in net cash received from the issuance of shares of common stock pursuant to the Equity Distribution Agreement.

The following table summarizes our approximate contractual payments due by year as of September 30, 2020.

Approximate Payments (Including Interest) Due by Year

	Total	2020 (Remaining)	2021 - 2024	2025 +
Description	$	$	$	$
Finance Lease Obligations	746,984	18,259	263,688	465,037
Operating Lease Obligations	278,781	74,831	203,950	-
Grants Repayable	315,259	14,186	173,393	127,680
Long-Term Debt	2,855,428	286,719	2,386,970	181,739
Collaborative Agreements Obligations	1,961,890	625,464	1,336,426	-
Total	6,158,342	1,019,459	4,364,427	774,456

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the year ended December 31, 2019 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

The following table sets forth our results of operations for the three months ended on September 30, 2020 and September 30, 2019, respectively:

	Three Months ended September 30,		Increase	Percentage Increase
	2020	2019	(Decrease)	(Decrease)
	$	$	$	%

Service	-	16,204	(16,204)	(100%)
Royalty	-	892	(892)	(100%)
Product	575	-	575	100%
Total Revenues	575	17,096	(16,521)	(97%)

Research and development	3,180,177	2,642,610	537,567	20%
General and administrative	1,080,308	1,354,992	(274,684)	(20%)
Sales and marketing	244,510	195,641	48,869	25%

Total Operating Expenses	4,504,995	4,193,243	311,752	7%

Grant income	-	-	-	-%
Gain on disposal of fixed assets	200,393	-	200,393	100%
Interest income	2,801	27,633	(24,832)	(90%)
Interest expense	(34,722)	(32,291)	2,431	8%
Other expenses	-	-	-	-%

Total Other Income (Expenses)	168,472	(4,658)	173,130	>100%
Net Loss	(4,335,948)	(4,180,805)	155,143	4%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $575 and $17,096 during the three months ended September 30, 2020 and September 30, 2019, respectively.

Operating Expenses

Total operating expenses increased to $4.5 million from $4.2 million for the three months ended September 30, 2020 and September 30, 2019, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $3.2 million from $2.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively. This increase was primarily related to higher antibody costs, sample costs, laboratory expenses and personnel expenses during the period.

	Three Months ended September 30,
	2020	2019	Change
	$	$	$
Personnel expenses	1,152,952	992,868	160,084
Stock-based compensation	75,054	99,423	(24,369)
Direct research and development expenses	1,606,316	1,048,195	558,121
Other research and development	163,845	328,611	(164,766)
Depreciation and amortization	182,010	173,513	8,497
Total research and development expenses	3,180,177	2,642,610	537,567

General and Administrative Expenses

General and administrative expenses decreased to $1.1 million from $1.4 million for the three months ended September 30, 2020 and September 30, 2019, respectively. This was primarily due to lower personnel costs offset by higher professional fees in respect of financing activities during the period.

	Three Months ended September 30,
	2020	2019	Change
	$	$	$
Personnel expenses	483,033	562,964	(79,931)
Stock-based compensation	304,921	224,874	80,047
Legal and professional fees	327,346	196,020	131,326
Other general and administrative	(87,777)	349,733	(437,510)
Depreciation and amortization	52,785	21,401	31,384
Total general and administrative expenses	1,080,308	1,354,992	(274,684)

Sales and Marketing Expenses

Sales and marketing expenses were at the same level of $0.2 million for the three months ended September 30, 2020 and September 30, 2019, respectively. There was an increase in direct marketing professional fees offset by lower travel and personnel costs during the period.

	Three Months ended September 30,
	2020	2019	Change
	$	$	$
Personnel expenses	115,402	135,680	(20,278)
Stock-based compensation	48,709	46,088	2,621
Direct marketing and professional fees	80,399	13,873	66,526
Total sales and marketing expenses	244,510	195,641	48,869

Other Income (Expenses)

For the three months ended September 30, 2020, the Company’s other income was $168,472 compared to other expenses of $4,658 for the three months ended September 30, 2019. The increase in other income was due to a gain on disposal of a fixed asset, offset by less interest received from cash deposited in an overnight money market deposit account.

Net Loss

For the three months ended September 30, 2020, the Company’s net loss was $4.3 million in comparison to a net loss of $4.2 million for the three months ended September 30, 2019. The change was a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

The following table sets forth our results of operations for the nine months ended on September 30, 2020 and September 30, 2019, respectively:

	Nine Months Ended September 30,		Increase	Percentage Increase
	2020	2019	(Decrease)	(Decrease)
	$	$	$	%

Service	-	16,204	(16,204)	(100%)
Royalty	2,112	892	1,220	>100%
Product	4,201	-	4,201	100%
Total Revenues	6,313	17,096	(10,783)	(63%)

Research and development	10,567,988	7,596,097	2,971,891	39%
General and administrative	4,292,666	4,020,893	271,773	7%
Sales and marketing	734,355	718,047	16,308	2%

Total Operating Expenses	15,595,009	12,335,037	3,259,972	26%

Grant income	98,870	-	98,870	100%
Gain on disposal of fixed assets	293,595	-	293,595	100%
Interest income	48,956	68,656	(19,700)	(29%)
Interest expense	(91,105)	(95,507)	(4,402)	(5%)
Other expenses	-	(196,957)	(196,957)	(100%)

Total Other Income (Expenses)	350,316	(223,808)	574,124	>100%
Net Loss	(15,238,380)	(12,541,749)	2,696,631	22%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $6,313 and $17,096 during the nine months ended September 30, 2020 and September 30, 2019, respectively.

Operating Expenses

Total operating expenses increased to $15.6 million from $12.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $10.6 million for the nine months ended September 30, 2020, from $7.6 million for the nine months ended September 30, 2019. This increase in overall research and development expenditures was primarily related to higher antibody costs, higher sample costs, laboratory expenses and personnel expenses during the 2020 period.

	Nine Months Ended September 30,
	2020	2019	Change
	$	$	$
Personnel expenses	3,611,730	2,850,614	761,116
Stock-based compensation	252,344	298,686	(46,342)
Direct research and development expenses	4,970,879	3,276,582	1,694,297
Other research and development	1,178,098	651,764	526,334
Depreciation and amortization	554,937	518,451	36,486
Total research and development expenses	10,567,988	7,596,097	2,971,891

General and Administrative Expenses

General and administrative expenses increased to $4.3 million from $4.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. This increase was primarily due to higher professional fees in respect of financing activities, offset by lower personnel expenses and stock-based compensation charges during the 2020 period.

	Nine Months Ended September 30,
	2020	2019	Change
	$	$	$
Personnel expenses	1,523,864	1,688,747	(164,883)
Stock-based compensation	616,241	655,639	(39,398)
Legal and professional fees	1,254,935	882,815	372,120
Other general and administrative	732,664	751,320	(18,656)
Depreciation and amortization	164,962	42,372	122,590
Total general and administrative expenses	4,292,666	4,020,893	271,773

Sales and Marketing Expenses

Sales and marketing expenses were at the same level of $0.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. There was an increase in direct marketing professional fees offset by lower stock-based compensation costs and travel costs during the 2020 period.

	Nine Months Ended September 30,
	2020	2019	Change
	$	$	$
Personnel expenses	377,100	463,466	(86,366)
Stock-based compensation	113,407	136,368	(22,961)
Direct marketing and professional fees	243,848	118,213	125,635
Total sales and marketing expenses	734,355	718,047	16,308

Other Income (Expenses)

For the nine months ended September 30, 2020, the Company’s other income was $350,316 compared to other expenses of $223,808 for the nine months ended September 30, 2019. This increase in other income was primarily due to gain on disposal of fixed assets, and grant income received, offset by other expenses related to the amendment to outstanding warrants which resulted in a $196,957 expense in the same period in 2019.

Net Loss

For the nine months ended September 30, 2020, the Company’s net loss was $15.2 million in comparison to a net loss of $12.5 million for the nine months ended September 30, 2019. The change was a result of the factors described above.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2019, that our disclosure controls and procedures continue to not be effective as of September 30, 2020, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

Changes in Internal Control over Financial Reporting

The Audit Committee of the Board of Directors meets regularly with our financial management, and with the independent registered public accounting firm engaged by us. Internal accounting controls and the quality of financial reporting are discussed during these meetings. The Audit Committee has discussed with the independent registered public accounting firm matters required to be discussed by the auditing standards adopted or established by the Public Company Accounting Oversight Board (“PCAOB”). In addition, the Audit Committee and the independent registered public accounting firm have discussed the independent registered public accounting firm’s independence from the Company and its management, including the matters in the written disclosures required by PCAOB Rule 3526, “Communicating with Audit Committees Concerning Independence.”

As of September 30, 2020, we did not maintain sufficient internal controls over financial reporting due to insufficient:

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

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2020, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Consulting Agreement

On November 10, 2020, the Company entered into a consulting services agreement through a related party transaction between its wholly-owned subsidiary, Singapore Volition and PB Commodities Pte. Ltd (“PB Commodities”).  The agreement is effective as of December 1, 2020 and provides for consultancy services to be rendered by Cameron Reynolds through PB Commodities to Singapore Volition.  Singapore Volition will also make available the services of Mr. Reynolds, as Group Chief Executive Officer, to the Company and its other subsidiaries, pursuant to services agreements entered into by and between Singapore Volition and the Company or its subsidiaries. PB Commodities will receive a monthly fee of $35,650 in exchange for the services provided by Mr. Reynolds.  The term of the agreement is perpetual until terminated upon six months’ prior notice. The agreement includes a six-month non-compete following termination of the agreement.  The consulting services agreement replaces in its entirety the employment agreement by and between Volition Diagnostics and Mr. Reynolds, dated March 7, 2017, which was terminated upon mutual agreement of the parties. The foregoing description of the consulting services agreement does not purport to be complete and is qualified in its entirety by such consulting services agreement, a copy of which is filed as Exhibit 10.1 to this Report.

Equity Distribution Agreement

On November 12, 2020, the Company entered into an Equity Distribution Agreement (the “EDA”) with Cantor Fitzgerald & Co. (“Cantor”) and Oppenheimer & Co. Inc. (“Oppenheimer”), to sell shares of its Common Stock, par value $0.001 (the “Common Stock”), having an aggregate offering price of up to $25,000,000 (the “Shares”) from time to time, through an “at the market” offering program (the “New ATM Offering”) under which Oppenheimer and Cantor will jointly act as sales agents (the “Sales Agents”).  The offer and sale of the Shares will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-227248), the base prospectus contained therein, dated September 28, 2018, and a prospectus supplement related to the New ATM Offering, dated November 12, 2020.  The Company is not obligated to sell any shares under the EDA.  Subject to the terms and conditions of the EDA, the Sales Agents will use commercially reasonable efforts to sell on the Company’s behalf all of the Common Stock requested to be sold by the Company, consistent with its normal trading and sales practices, upon the Company’s instructions, including any price, time or size limits specified by the Company.  The Sales Agents’ obligations to sell Shares under the EDA are subject to the satisfaction of certain conditions. The Company will pay the Sales Agents a commission of up to 3% of the aggregate gross proceeds from each sale of Shares occurring pursuant to the EDA, if any, and has agreed to provide the Sales Agents with customary indemnification and contribution rights, including with respect to certain liabilities under the Securities Act of 1933, as amended. The Company has also agreed to reimburse the Sales Agents for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with the EDA.  The EDA may be terminated by the Sales Agents or the Company at any time upon written notice to the other party(ies), as permitted therein. The foregoing description of the EDA does not purport to be complete and is qualified in its entirety by such EDA, a copy of which is filed as Exhibit 1.1 to this Report on Form 10-Q.

The legal opinion of Stradling Yocca Carlson & Rauth, P.C., counsel to the Company, related to the Shares is filed as Exhibit 5.1 to this Report.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Equity Distribution Agreement, dated November 12, 2020, by and among the Company, Oppenheimer & Co. Inc. and Cantor Fitzgerald & Co.					X
5.1	Legal Opinion of Stradling Yocca Carlson & Rauth, P.C.					X
10.1#	Consulting Services Agreement, dated November 10, 2020, by and between Singapore Volition Pte. Limited and PB Commodities Pte. Ltd.					X
23.1	Consent of Stradling Yocca Carlson & Rauth, P.C. (included in Exhibit 5.1 above).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

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

VOLITIONRX LIMITED

Dated: November 12, 2020	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: November 12, 2020	By: /s/ David Vanston
David Vanston
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)