Form 10-K
period 2020-12-31
VOLITIONRX LTD
filed 2021-03-22
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Yes [   ] No [X].

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [   ]Accelerated filer [   ]

Non-accelerated filer [X]Smaller reporting company[X]

Emerging growth company[   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X].

As of June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $111,767,725 (based upon the $3.89 per share closing price for the registrant’s common stock as reported by the NYSE American on such date). This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of March 10, 2021, there were 52,870,907 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders, to be filed on or before April 30, 2021 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we refer to as this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements.  Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plans,” “forecasts,” “goal,” “aim,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).  In particular, forward-looking statements contained in this Report relate to, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resources; and statements relating to the assumptions underlying any of the foregoing.

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.  Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report.  We discuss these risks and uncertainties in greater detail in the section entitled “Risk Factors” in Part I, Item 1A of this Report, and the other documents that we have filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition Germany GmbH and Volition America, Inc., as well as majority-owned subsidiary Volition Veterinary Diagnostics Development LLC.  Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.Q®. and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries.  All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

PART I

ITEM 1.BUSINESS

Overview

VolitionRx is a multi-national epigenetics company that applies its NucleosomicsTM platform through its subsidiaries to develop simple, easy to use, cost-effective blood tests to help diagnose a range of cancers and other diseases. We hope that through earlier diagnosis we can help save and improve the quality of human and animals’ lives throughout the world.

Volition’s Solution and the Science Behind It

Our assays are based on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid, since changes in these parameters are an indication that disease is present.

Background to Genetics, Epigenetics and Cancer

Human genetics, the sequence of our DNA, is essentially a “recipe book” containing details of how to make each of the thousands of different proteins in the human body; simply put, there is a different gene (or recipe) for each protein.  However, just because a recipe is in the book, does not mean you have to make it, and nobody makes all the proteins in their DNA. For example, men have all the genes necessary to make ovarian and uterine proteins but do not do so. Similarly, muscle cells do not make liver proteins or kidney proteins. This is because the genes for liver and kidney proteins are inactive or “switched off” in muscle cells. The mechanisms for the control of which genes are active or inactive in a cell are collectively known as epigenetics.

There are many different types of cancers, but generally, the primary cause of a cancer is a mutation within a cell of the DNA encoding or regulating the expression of one or more specific genes called oncogenes. While many mutations cause no consequence, some can lead to the uncontrolled expansion of the mutated cells and their dissemination to other parts of the body from the tissue of origin in a process called metastasis. Another consequence of these mutations is an alteration in the epigenetic regulation of many other genes and this, in turn, can create a unique epigenetic signature in the cancer cells.

Epigenetic control is therefore a critical factor in biology and medicine. A number of epigenetic cancer drugs have been in routine clinical use for more than a decade and the altered epigenetic signature seen in cancer underpins Volition’s diagnostic approaches.

A major mechanism for epigenetic control is mediated through chromosome and nucleosome structure. Each chromosome contains a long, single molecule of DNA that is coated by a complex array of proteins, mostly in the form of nucleosomes, giving the stretched-out, unwound DNA/protein core, or chromatin, the appearance of “beads on a string.” Unwound chromatin is accessible for reading (or transcribing) and “unwound” genes may be active. However, genes whose nucleosomes are coiled or supercoiled are inaccessible and inactive.

Figure 1 – A chromosome

Each nucleosome consists of a disc of eight histone proteins wrapped by a short length of DNA. Nucleosome structure has a dual role: first, it allows the compact storage and protection of the genetic material (or DNA), and second, it modulates the epigenetic regulation (transcription) of that DNA. This regulation is achieved through reversible chemical changes to both the DNA and protein components as well as through the binding of specific regulatory proteins to the DNA.

Volition’s Epigenetic Approach

Volition’s approach is to investigate the epigenetic structure of chromatin and nucleosomes rather than investigating only the DNA sequence. We are continuously developing new technologies including:

•A suite of low cost Nu.Q® immunoassays that can accurately measure nucleosomes containing numerous epigenetic signals or structure, now being developed on a range of different enzyme-linked immunosorbent assay, or ELISA, platforms.

•Nu.Q® Capture technology to isolate or enrich nucleosomes containing particular epigenetic signals or structures for a wide range of potential scientific and medical applications. For example, the enrichment of nucleosomes of tumor origin in blood samples taken from cancer patients.

•The production of synthetic (recombinant) nucleosomes, containing exact defined epigenetic signals and structures, is now in-house. These nucleosomes are used to ensure maximal accuracy of Nu.Q® immunoassay tests but also have many other applications including Research Use Only, or RUO, kits and as tools in epigenetic drug development.

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

However, small fragments of cancer DNA from dead tumor cells are also found in the blood of cancer patients so it is possible to sequence circulating tumor DNA, or ctDNA, in a blood sample taken from a patient to test for any cancer DNA mutations (e.g., mutated P53, KRAS, EGFR). Unfortunately, these ctDNA blood tests, often called liquid biopsy tests, have thus far also proved ineffectual for early stage cancer detection.

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

•A DNA sequence mutation will occur on only one in several million (up to 20 million) of the circulating DNA fragments that do originate from cancer cells. This means that cancer mutations are found in one in millions of a small percentage of a very low level of circulating DNA fragments, with the result that ctDNA is undetectable in most early-stage cancer patients.

•Many cancer-like mutations have recently been found to be present in the blood of healthy elderly people through a process known as clonal hematopoiesis. Any DNA released from these cells could lead to false positive readings.

Volition’s Epigenetic Approach to Cancer, COVID-19 and Sepsis

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

Volition analyzes whole circulating nucleosomes containing particular epigenetic signals and structures using our low cost, but highly accurate Nu.Q® nucleosome immunoassay tests.

Figure 2 – Digestion of a chromosome into nucleosomes.

The epigenetic structure of nucleosomes of cancer origin are known to differ from that of nucleosomes from healthy cells. These epigenetic changes occur early and drive the development of cancer, for example by inappropriately activating oncogenes that promote cell division or inactivating tumor suppressor genes that repress cell division. However, the structural epigenetic changes that occur are not restricted to “1 in 20 million” nucleosomes or even to oncogenes and tumor suppressor genes, but are widely distributed, providing a larger cancer signal and enabling earlier detection of cancer. We use our Nu.Q® immunoassay tests to detect a variety of early stage cancers.

Circulating cancer nucleosomes also differ from nucleosomes of healthy origin in other ways. For example, the DNA fragments in cancer nucleosomes are approximately 20 base pairs (or about 14%) shorter than the DNA fragments in nucleosomes originating in healthy cells. This structural difference is used as the basis of one of Volition’s Nu.Q® Capture technologies to separate or enrich cancer nucleosomes by removing nucleosomes of healthy origin. Volition expects that Nu.Q® Capture technology will further increase the accuracy of its Nu.Q® immunoassay tests to detect early-stage cancers and will also be useful to ctDNA companies to decrease the cost and increase the accuracy of liquid biopsy tests.

In terms of background science, white blood cells help protect the body against infection. White cells engulf invading viruses and bacteria and produce antibodies against them. In addition, white cells also eject chromatin material out of the cell to form Neutrophil Extracellular Traps, or NETs, which catch and trap invading viruses. NETs are a complicating factor in a wide variety of diseases including respiratory infections, SARS, and pneumonia as well as metabolic diseases, autoimmune conditions, inflammatory conditions, cancer, thrombosis, stroke and sepsis.

While cancer remains our core disease focus, given the prominence of infectious diseases as a result of the pandemic we are also researching the use of our proprietary technology in infectious diseases with particular regard to NETosis and the activation and release of NETs in disease.

In a respiratory infection, white cells migrate to the lungs to protect them from the virus. Elevated levels of NETs are a clinical complication of the novel coronavirus SARS-CoV-2, or COVID-19, associated with poor patient outcomes.

The ejected NETs material is made up of nucleosomes that can be detected in minute quantities using Volition’s Nu.Q® nucleosome assays. Indeed, we believe that we have the only available analytically validated quantitative nucleosome assay.

We believe the versatility of the Nu.Q® platform and the range of applications for which these assays can be leveraged may help increase diagnostic power and monitor disease progression and potentially treatment response across a range of infectious diseases that involve the over production of NETs, such as COVID-19, pneumonia, influenza and sepsis.

While NETosis is still a relatively new field for Volition, given positive early results, we have formed a Nu.Q® NETs team to provide increased focus and drive to the product development program.

Our COVID-19 studies in 2020 showed nucleosome levels correlated positively with strong significance:

•with disease severity in the first wave COVID-19 patients,

• with differentiation of patients with mild disease from those admitted to hospitals, and

•between those whom survived or died.

We are now conducting studies of serial testing in second wave COVID-19 patients to determine how predictive our test is and hope to announce additional studies and data throughout 2021. We continue to research the use of our Nu.Q® technology for diagnostic and disease monitoring, and as a companion diagnostic to monitor treatment response in a variety of disease conditions.

Research and Development

Volition is developing NucleosomicsTM technologies in a number of areas including:

•Adaptation and optimization of Nu.Q® immunoassay tests across multiple clinical platforms worldwide for the rapid quantification of epigenetic changes in blood and other biofluids. Volition’s Nu.Q® assays for use in clinical studies operate on a random-access immunoassay autoanalyzer approved by the Food and Drug Administration, or FDA, using a chemiluminescent magnetic particle-based assay format, a format which has enhanced analytical performance. Volition is pursuing both autoanalyzer and manual kit Nu.Q® platforms for use in its products, services and clinical studies.

•Nu.Q® assays (both the established plate format and the particle-based format mentioned above) are used for the development of Nu.Q® blood tests for the most prevalent cancers focusing initially on lung cancer, colorectal cancer and hematological cancers using our NucleosomicsTM biomarker discovery platform. Our development platform includes assays to be used for asymptomatic (screening) subjects, high-risk populations, symptomatic patients and to monitor disease progression and/or treatment response. We are developing blood based Nu.Q® assays to detect specific biomarkers that can be used individually or in combination to generate a profile which forms the basis of a product for a particular cancer or disease.

•Nu.Q® assays are used for the development of Nu.Q® blood tests for NETosis. We are developing blood based Nu.Q® assays to detect specific biomarkers that can be used individually or in combination to generate a profile which forms the basis of a product for a particular disease. Our development platform includes assays that may be used for diagnostic purposes and/or to monitor disease progression and/or treatment response.

•Nu.Q® Capture technology to isolate or enrich nucleosomes containing particular epigenetic signals or structures for complete analysis by mass spectrometry, DNA sequencing, immunoassays or other methods for a wide range of potential scientific and medical applications. For example, these applications include the enrichment of nucleosomes of tumor origin in blood samples taken from cancer patients for biomarker discovery, and widespread analysis of circulating chromatin fragments that include epigenetically active chromatin proteins.

The Company has also developed the use of the Nu.Q® technology in veterinary applications and launched its first product, the Nu.Q® Vet Cancer Screening Test, in the fourth quarter of 2020.  We are in the process of developing additional veterinary products, including a treatment monitoring test, a disease recurrence test and a point-of-care platform. Our extensive intellectual property portfolio includes the coverage of veterinary applications.

Product Strategy Summary (Human and Canine)

Potential Use	Frontline Human and Canine Screening Tests	Triage Tests to improve sensitivity and/or specificity of existing tests	Aid to Diagnosis	Disease Monitoring	Treatment Response
Subjects	Asymptomatic Human and Canine Subjects	High Risk Subjects (For example, FIT positive, LDCT positive)	Symptomatic human and canine Patients	Diagnosed human and canine Patients	Treated human and canine Patients
Potential Disease(s)	Most prevalent cancers (Ca) (Lung, Prostate, Colorectal, Breast, Non-Hodgkins Lymphoma, Canine Lymphoma, Canine hemangiosarcoma)	Lung Ca, Prostate Ca, Colorectal Ca	Blood Ca, Colorectal Ca Canine Blood Cancers	COVID-19, Sepsis, Cancers	COVID-19, Sepsis, Cancers

Commercialization Strategy

Volition believes that given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, Nu.Q® could potentially be used throughout the world.  Our launch sequence is largely determined by the regulatory hurdles we face; consequently, we aim to initially launch in Europe and Asia, and subsequently in the United States.  We plan to work with partners to commercialize Nu.Q® worldwide. Additionally, we are working on complete nucleosome analysis in our Nu.Q® Capture technology. The goal of this project is to investigate ways to specifically target ctDNA. The ability to enrich ctDNA will allow us to use mass spectrometry to analyze histone and DNA modifications, and moreover to sequence the DNA present around the nucleosomes. This information might enable cancer diagnosis to identify the tissue of origin of that given cancer.

Commercialization will take multiple forms in various markets and opportunities including, but not limited to:

•Direct sales of the Nu.Q® Vet Cancer Screening Test via the Gastrointestinal Laboratory at Texas A&M University, or TAMU.

•Sales of veterinary clinical products utilizing Nu.Q® Vet assays and/or Nu.Q® Capture reagents through distributor networks.

•Licensing of intellectual property, or IP, for clinical products utilizing Nu.Q® assays and/or Nu.Q® Capture reagents.

•Sales of clinical products utilizing Nu.Q® assays and/or Nu.Q® Capture reagents through distributor networks.

•Licensing of IP for RUO kit sales of Nu.Q® assays and/or Nu.Q® Capture reagents.

•Licensing of IP for laboratory developed patient testing services utilizing Nu.Q® assays and/or Nu.Q® Capture reagents.

•Provision of direct research services in the processing of samples using Nu.Q® RUO assays and/or Nu.Q® Capture.

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

Our Market Opportunity

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

Volition believes that early, non-invasive, accurate cancer diagnosis remains a significant unmet medical need and a significant commercial opportunity. For these reasons, cancer diagnostics is an active field of research and development both academically and commercially.

The global in vitro diagnostic medical device, or IVD, market was $64.5 billion in 2017 and is forecasted to reach $93.6 billion by 2025, registering a compound annual growth rate, or CAGR, of 4.8% from 2018 to 2025.  The forecasted growth is due primarily to the increasing health care demands of an aging population.

The veterinary market for early stage cancer diagnostics is also large and growing, with approximately 77 million pet dogs in the United States alone. Cancer in dogs is widespread. It is the leading cause of death for dogs over the age of 10 years and there are over 6 million new dog cancer diagnoses each year. As cancer screening is not as commonplace in animal health as it is in human health, we believe blood tests like our Nu.Q® Vet Cancer Screening Test could transform how veterinarians manage cancer in companion animals.

We believe that our low-cost and easy-to-use ELISA based screening blood test for the early diagnosis of cancer will help streamline the screening process, and improve the treatment and quality of life for up to a third of dogs with malignancies, including common malignancies such as lymphoma and hemangiosarcoma. These two malignancies comprise approximately 2 million cases out of a total of 6 million annual dog cancer diagnoses in the United States.

The United States is currently the largest veterinary market in the world and requires fewer and smaller clinical studies than the FDA process for human diagnostics. This generally allows for a much faster route to revenue for veterinary products as compared to human products.

We anticipate that because of their ease of use and cost efficiency, our tests have the potential to become the first method of choice for cancer diagnostics, allowing detection of a range of cancers at an earlier stage than typically occurs currently, and testing of animals who, for reasons such as time, cost or aversion to current methods, are not currently being tested. The initial veterinary focus is the United States and canines but in time we plan to launch products for other cancers, other species, in other countries and other indications such as disease monitoring and even a point of care test.

Our Competition

Volition anticipates facing competition primarily from other healthcare, pharmaceutical and diagnostic companies such as Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc, CellMax Life, Archer DX Inc., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Oncimmune Holdings Plc, Abbott Laboratories Inc., Cepheid Inc., Koninklijke Philips N.V., GE Healthcare, Siemens, Gen-Probe Incorporated, MDxHealth SA, Roche Diagnostics, EpiGenomics AG, and Thrive Earlier Detection Corp, and from companies such as Mars Incorporated, and IDEXX Laboratories, Inc. focused on the veterinary space. There may also be other companies developing products competitive with ours of which we are unaware.

We predict that our future products will have a competitive edge compared to those offered by competitors on the basis that our tests are developed to be accurate, cost-effective, attractive from a government reimbursement perspective, easy to use, non-invasive, technologically advanced, and compatible with immunoassay systems, based on strong intellectual property and to be used for mass screenings.

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

Government Regulations

The healthcare industry, and thus our business, is subject to extensive federal, state, local and foreign regulation. Some of the laws pertinent to our business have not been definitively interpreted by regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change.

Both United States federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. As indicated by work plans and reports issued by these agencies, the federal government will continue to scrutinize, among other things, the marketing, labeling, promotion, manufacturing and export of diagnostic health care products. Our diagnostic products fall within the IVD medical device category and are subject to FDA clearance or approval in the United States.

The federal government also has increased funding in recent years to fight healthcare fraud, and various agencies, such as the United States Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state Medicaid fraud-control units, are coordinating their enforcement efforts.

In Europe, medical devices are regulated by self-certification through the Conformité Européenne, or CE, mark system. Under the system, developers and manufacturers must operate a quality system and validate medical devices in a limited clinical trial to demonstrate the manufacturer has met analytical and clinical performance criteria. We have implemented an International Organization for Standardization standard, or ISO 13485, Medical Devices – Quality management systems – Requirements for regulatory purposes, or ISO 13485. The standard addresses managerial awareness of regulatory requirements, control systems, inspection and traceability, device design, risk and performance criteria, as well as verification for corrective and preventative measures for device failure. Medical device companies such as ours are subject to pre-market compliance assessments from notified bodies, a European Union certification organization which the national authority, or the competent authority, of a European Union member state designates to carry out one or more of the conformity assessment procedures. ISO 13485 certification establishes conformity to specific European Union directives related to medical devices and allows CE marking and sale of the device.

The European Commission’s In Vitro Diagnostic Regulation 2017/746, or the EU IVDR, became effective in May 2017, marking the start of a transition period for manufacturers selling IVD devices into Europe. The EU IVDR, which replaces IVD Directive 98/79/EC, has a transition period of five years, after which the EU IVDR will apply in full, and no new applications pursuant to the former directive will be accepted. Manufacturers have the duration of the five-year transition period to update their technical documentation and processes to meet the new, more stringent European Union regulatory requirements. We believe the most challenging changes under the EU IVDR will be those regarding the classification of products, which will bring almost all IVDs under the direct review and control of notified bodies, and the performance evaluation of IVDs, which will require extensive clinical and analytical performance studies but also demonstration of scientific validity. Additional requirements will apply to reinforce the safety of the products, such as extended responsibilities of the economic actors of the supply chain, increased post-marketing surveillance activities, unannounced audits from notified bodies, implementation of an improved traceability and transparency of the devices with, in particular, the introduction of the Unique Device Identification, or UDI, system and an expanded European Database on Medical Devices.

Notified bodies can begin auditing to the EU IVDR once they have been designated as a notified body under the EU IVDR by their competent authority. TÜV SÜD will be one such notified body.  In practice, it will not be possible to CE mark a product according to the EU IVDR beforehand.  We expect our devices will be deemed to be Class C devices under the EU IVDR, and the conformity assessment procedure for such devices will be a combination of quality management system audits and technical documentation assessments.  The assessment time needed for a technical documentation assessment of a Class C device is expected to be between 2 to 6 months.  We have commenced discussions with the TÜV SÜD to ensure compliance with the EU IVDR as soon as possible.

Regulatory Approach

Commercialization of our future products in the clinical IVD market (e.g., for patient diagnosis in hospitals, clinics, etc.) requires government approval (CE marking in Europe, FDA approval in the United States, and Chinese Food and Drug Administration, or CFDA, approval in China).

In the United States, Volition anticipates that its tests will have to be cleared through the FDA’s premarket notification, or 510(k) process, or the FDA’s premarket approval, or PMA, process. The determination of whether a 510(k) or a PMA is necessary will depend in part on the proposed indications for use and the FDA’s assessment of the risk associated with the use of the IVD for a particular indication. A similar system operates in China through the CFDA. In the European Union, our tests can be marketed after a declaration and marking that the test conforms to the essential requirements of the relevant European health, safety and environmental protection legislation, or CE marking. The CE mark is also recognized in certain Asian territories, including India, for the private payer market.

Intellectual Property

Volition is developing clinical products based on the enrichment and analysis of epigenetically modified circulating nucleosomes using immunoassay, mass spectrometry, DNA sequencing and other methods. We have used this position to build a growing, broad, strong and exclusive patent portfolio around the ability to profile the epigenetic environment surrounding circulating chromosome fragments from diseased cells including the epigenetic signaling status of nucleosomes, DNA, and other epigenetic chromatin proteins.

Our patent portfolio includes 27 patent families and a total 64 patents granted related to our diagnostic tests (including veterinary applications), with 10 patents granted in the United States, 14 patents granted in Europe and a further 40 patents granted worldwide. Additionally, we have a total of 90 patent applications currently pending, with 11 patent applications in the United States, 8 in Europe and a further 71 patent applications worldwide.

We intend to continue our development of the Nucleosomics™ technologies and will continue to apply for patents for future product developments. Our IP strategy is to protect the technologies and gain market exclusivity with patents in Europe and the United States and in other strategic countries. The patents on the technologies underlying our products should provide broad coverage for each product, including protection through at least 2031.

Employees

As of December 31, 2020, we had 65 full-time equivalents compared to 50 as of December 31, 2019. We continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our board of directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations and in each of our employee groups at each level around the globe as assessed with internal and external benchmarking data. We aim to build a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

Corporate History

The Company was incorporated on September 24, 1998 in the State of Delaware under the name “Standard Capital Corporation.” On September 22, 2011, the Company filed a Certificate for Renewal and Revival of Charter with the Secretary of State of Delaware. Pursuant to Section 312 of Delaware General Corporation Law, the Company was revived under the new name of “VolitionRX Limited” (which name was subsequently amended to reflect “VolitionRx Limited”). The Company acquired its wholly owned operating subsidiary, Singapore Volition Pte. Limited, a Singapore registered company, or Singapore Volition, on October 6, 2011. Singapore Volition has one subsidiary, Belgian Volition SRL, a Belgium private limited liability company, or Belgian Volition, which it acquired on September 22, 2010.  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited, which was formed on November 13, 2015, Volition America, Inc., which was formed on February 3, 2017, Volition Veterinary Diagnostics Development LLC, which was formed on June 3, 2019, and Volition Germany GmbH (formerly Octamer GmbH, or “Octamer”), a Munich, Germany-based epigenetic reagent company that it acquired on January 10, 2020.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act electronically with the SEC.  You can access these reports and other filings electronically on the SEC’s website, www.sec.gov.

ITEM 1A.RISK FACTORS

Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, investing in our common stock involves substantial risk. Before deciding to purchase, hold or sell our common stock, stockholders, and potential stockholders should carefully consider the risks and uncertainties described below, in addition to the other information contained in or incorporated by reference into this Report, as well as the other information we file with the SEC. If any of these risks are realized, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that case, the value of our common stock could decline, and stockholders may lose all or part of their investment. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business.

Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Report for additional information.

Risks Associated with Our Company

We have incurred significant losses, and we may never achieve profitability.

We are a clinical stage company and have incurred losses since our formation.  As of December 31, 2020, we have an accumulated total deficit of approximately $110.2 million. As we continue the discovery and development of our future diagnostic products, we expect our expenses to increase significantly.  Even as we begin to market and sell our intended products, we expect our losses to continue as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when or if we will become profitable.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected, and the market value of our common stock will decline.

We may need to raise additional capital in the future. If we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our plan of operations.

We will require additional capital to fully fund our current strategic plan, which includes successfully commercializing our Nu.Q® cancer pipeline and developing future products. If we incur delays in commencing commercialization of our Nu.Q® cancer pipeline or other future products or in achieving significant product revenue, or if we encounter other unforeseen adverse business developments, we may exhaust our capital resources prior to the commencement of commercialization.

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

•adverse changes in the healthcare industry (human and canine).

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

We are focused on developing our pipeline for future products. It is likely that our efforts will result in significant growth in the number of our consultants, advisors, and employees, in addition to the scope of our operations. In order to manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plan or disrupt our operations.

We have limited experience with direct sales and marketing and any failure to build and manage a direct sales and marketing team effectively, or to successfully engage third party providers for such services, could have a material adverse effect on our business.

Our products will require several dynamic and evolving sales models tailored to different worldwide markets, users and products. Our sales strategy is initially focused on the clinical IVD market with the CE marking of our first product in Europe.  Following CE marking of our first product in Europe we intend to enter the European markets and, following the completion of any necessary regulatory clearances, certain Asian markets.  Even if we receive a CE mark, we must still seek regulatory clearance in other jurisdictions. A failure to obtain these regulatory clearances in other jurisdictions could negatively affect our business. Pending completion of our review of the regulatory environment in the United States, including the effect of recent pronouncements regarding Laboratory Developed Tests, or LDTs, by the FDA, we may decide to enter the United States market through a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory located in the United States.  We remain firmly committed to pursuing FDA approval as our primary objective. FDA approval can consist of PMA or 510(k) clearance depending on the test complexity and risk posed to patients. We intend to pursue the most appropriate approval pathway for each individual product developed. We intend to progressively grow to large volumes of tests sold to centralized laboratories and eventually reach the mass diagnostics testing market. The exact nature of the ideal sales strategy will evolve as we continue to develop our intended products and seek entry into the IVD markets. We also have limited experience with direct sales and marketing and we intend to engage a network of distributors to help commercialize our products worldwide. Any failure to build and manage a direct sales and marketing team effectively, or to successfully engage third-party providers for such services, could have a material adverse effect on our business.

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

Our failure to adequately address these risks could have a material adverse effect on our ability to increase sales and use of our future products, which would cause our revenues to be lower than expected and harm our results of operations. Further, we are required to comply with numerous other federal, state, and local laws relating to matters such as safe working conditions, industrial safety, and labor laws. We may incur significant costs to comply with such laws and regulations in the future, and lack of compliance could have material adverse effects on our operations. We believe that we have structured our business operations to comply with applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise, which could have a material adverse impact on our business.

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

We have determined that we have material weaknesses in our internal control over financial reporting as of December 31, 2020. See Part II, Item 9A of this Report for a complete discussion of these material weaknesses in our internal control over financial reporting and remediation efforts. Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as further described in Item 9A, to address these material weaknesses, or that the plans and controls, if implemented, will be successful in fully remediating these material weaknesses. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weaknesses, or we identify further material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted. Additionally, for so long as we remain as a smaller reporting company, under current rules our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

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

As of December 31, 2020, we had approximately $19.4 million in combined cash and cash equivalents compared to approximately $17.0 million as of December 31, 2019. Our management expects to deploy these resources primarily to expand our commercialization activities, to fund our product development efforts and for general corporate and working capital purposes. However, our management has broad discretion to pursue other objectives. Our management might not apply our cash in ways that increase or permit any return of your investment.

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

Prior to commercializing the Nu.Q® tests and other diagnostic products, we will be required to undertake time-consuming and costly development activities with uncertain outcomes, including conducting clinical studies and obtaining regulatory clearance or approval in the United States, Asia and in Europe. Delays in obtaining approvals and clearances could have material adverse effects on us and our ability to fully carry out our plan of operations. We have limited experience in taking products through these processes and there are considerable risks involved in these activities. The science and methods that we are employing are innovative and complex, and it is possible that our development programs will ultimately not yield products suitable for commercialization or government approval. Products that appear promising in early development may fail to be validated in subsequent studies, and even if we achieve positive results, we may still fail to obtain the necessary regulatory clearances or approvals. Few research and development projects result in commercial products, and perceived viability in early clinical studies often is not replicated in later studies. At any point, we may abandon development of a product, or we may be required to expend considerable resources obtaining additional clinical and nonclinical data, which would adversely impact the timing for generating potential revenue from those products. Further, our ability to develop and launch diagnostic tests is dependent on our receipt of substantial additional funding. If our discovery and development programs yield fewer commercial products than we expect, we may be unable to execute our business plan, and our business, financial condition and results of operations may be adversely affected.

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

We are subject to regulation by the FDA in the United States, the CE in Europe, the CFDA in China, and other regulatory bodies in other countries where we intend to sell our future products.  Before we are able to place our intended products in the clinical IVD markets in the United States, China and Europe, we will be required to obtain clearance or approval of our future products from the FDA and the CFDA with respect to the United States and China, respectively, and receive a CE mark with respect to Europe.

The European Union has recently adopted regulations that may impose additional requirements to obtain a CE mark, which could result in delays and further expense, in terms of staff costs to us as compared to the current CE mark process. The new regulations will require each product submission to be thoroughly audited by notified bodies, instead of the current self-certification process. The European Medical Device Regulations, or EU MDR, will be fully applicable in 2020 and the EU IVDR will be fully applicable in 2022.

Additionally, even if we receive the required government clearance or approval of our intended products, we are still subject to continuing regulation and oversight. Under the FDA, diagnostics are considered medical devices and are subject to ongoing controls and regulations, including inspections, compliance with established manufacturing practices, device-tracking, record-keeping, advertising, labeling, packaging, and compliance with other standards. The process of complying with such regulations with respect to current and new products can be costly and time-consuming. Failure to comply with these regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, delays by the FDA or other regulators in granting clearances or approvals, and the suspension or withdrawal of existing approvals by the FDA or other regulators, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, any FDA regulations governing our future products are subject to change at any time, which may cause delays and have material adverse effects on our operations. In Europe, IVD companies are currently able to self-certify that they meet the appropriate regulatory requirements (which are subject to change with the EU MDR and the EU IVDR noted above) but are subject to inspection for enforcement. European national agencies, such as customs authorities and/or the Departments of Health, Industry and Labor, conduct market surveillance to ensure the applicable requirements have been met for products marketed within the European Union.

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

The market for cancer diagnostics is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants.  Our competitors include large multinational corporations and their operating units, including Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc., CellMax Life, Archer DX Inc., Thrive Earlier Detection Corp., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc, MDNA Life Sciences Inc., Oncimmune Holdings Plc, Abbott Laboratories Inc., Cepheid Inc., Koninklijke Philips N.V., GE Healthcare, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, Roche Diagnostics, Mars Incorporated, and IDEXX Laboratories, Inc. There may also be other companies developing products competitive with ours of which we are not aware. Many of our competitors have greater resources and experience than us and may enjoy several competitive advantages, including:

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

Concerns over United States healthcare reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries may contribute to increased volatility and diminished expectations for the global economy.  If the economic climate deteriorates, our business, including our access to the RUO or clinical IVD markets for diagnostic tests, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

The United Kingdom’s withdrawal from the European Union became effective on January 1, 2021. Although it is known what the terms of this withdrawal are, it is still possible that greater restrictions on imports and exports between the European Union countries and the United Kingdom and increased regulatory complexities are forthcoming. These changes may adversely affect our ability to market our future products in the United Kingdom which could have an adverse effect on our business, financial condition, and results of operations. We will rely on third parties to manufacture and supply our intended products. Any problems experienced by these third parties could result in a delay or interruption in the supply of our intended products to our customers, which could have a material negative effect on our business.

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

The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials and development activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, travel restrictions and social distancing requirements in the countries where we conduct business, the effectiveness of actions taken to contain and treat the disease, and how quickly and to what extent more normalized economic and operating conditions can resume.  If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business could be materially and adversely impacted, and our business, liquidity, and financial results may be adversely affected.

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

The operations of our future third-party manufacturers will likely be dependent upon third-party suppliers. A supply interruption or an increase in demand beyond a supplier’s capabilities could harm the ability of our future manufacturers to manufacture our intended products until new sources of supply are identified and qualified.

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

If the patents we rely on to protect our intellectual property prove to be inadequate, our ability to successfully commercialize our future products will be harmed and we may never be able to operate our business profitably.

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and technologies that we develop under the patents and intellectual property laws of the United States, Europe and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information.  Our patent portfolio includes 27 patent families related to our diagnostic tests (including veterinary applications), with 10 patents granted in the United States, 14 patents granted in Europe and a further 40 patents granted worldwide.  Additionally, we have 90 patent applications pending, with 11 patent applications in the United States, 8 in Europe and a further 71 patent applications pending worldwide.

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

If we are found to infringe upon intellectual property rights of third parties, we might be forced to pay damages, potentially including triple damages. In addition to any damages, we might have to pay, a court could require us to stop the infringing activity or obtain a license. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively market some or all of our future products, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price and trading volume of our common stock.

Share ownership by our executive officers and directors make it more difficult for third parties to acquire us or effectuate a change of control that might be viewed favorably by other stockholders.

As of March 10, 2021, our executive officers and directors beneficially owned, in the aggregate, approximately 11.3% of our outstanding shares. As a result, if the executive officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, such officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter.  “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  We are also a “non-accelerated filer,” meaning that although we have a public float of more than $75 million measured as of the last business day of our most recently completed second fiscal quarter, our annual revenues are less than $100 million.  As a “non-accelerated filer,” we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting.  Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” and as a “non-accelerated filer” may make it harder for investors to analyze our results of operations and financial prospects and may make our common stock a less attractive investment.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Listed below are our current facilities as of December 31, 2020:

Location	Primary Function	Approx. Square Feet	Leased or Owned
Namur, Belgium (1)	Research and development	17,300	Owned
Namur, Belgium (2)	Manufacturing	9,688	Owned
London, UK (3)	Sales and marketing	323	Leased, expiring 2022
Triple One, Singapore (4)	Sales and executive	237	Leased, expiring 2021
Austin, Texas (5)	Executive suite	1,238	Leased, expiring 2022

(1)Belgian Volition purchased property located in Namur, Belgium, in October 2016, to be used as a laboratory facility for R&D. The purchase price for the property was €1.2 million, exclusive of any closing costs.

(2)Belgian Volition purchased property located in Namur, Belgium, in December 2020, to be used as a manufacturing facility. The purchase price for the property was €0.6 million, exclusive of any closing costs.

(3)Volition Diagnostics UK signed a new 16-month lease for this property located at 93-95 Gloucester Place, London, W1U 6JQ, United Kingdom, commencing October 1, 2020 until January 31, 2022, at an annual rent of £64,800 GBP.

(4)Singapore Volition signed a one-year lease for this property, commencing July 1, 2020, located at 111 Somerset Road, Level 3, Triple One, Somerset, Singapore 238164, at an annual rent of $56,952 SGD.

(5)VolitionRx Limited signed a three-year lease for this property, commencing on June 1, 2019, located at 13215 Bee Cave Parkway, Suite 125, Galleria Oaks B, Austin, Texas 78738, at an annual rent of $34,384.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the symbol “VNRX”.

Holders

As of March 10, 2021, there were 52,870,907 shares of our common stock outstanding held by 136 holders of record, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, on or before April 30, 2021.

Recent Sales of Unregistered Securities

Effective January 1, 2021, the Company issued a warrant to purchase up to 125,000 shares of our common stock, at an exercise price of $3.95 per share, to an officer of the Company as an inducement to employment, which vests in full on January 1, 2022 (subject to continued employment through such date and accelerated vesting upon a change of control) and expires January 1, 2027.

Effective February 1, 2021, the Company issued a warrant to purchase up to 185,000 shares of our common stock, at an exercise price of $4.90 per share, to an officer of the Company as an inducement to employment, which vests in full on February 1, 2022 (subject to continued employment through such date) and expires February 1, 2027.

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

Repurchase of Equity Securities

No equity securities were repurchased during the fourth quarter of 2020.

ITEM 6.SELECTED FINANCIAL DATA

We are currently a smaller reporting company and are not required to disclose this information.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto, which are included in Part II, Item 8 of this Report.

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

Developments—COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of a novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including but not limited to implementing shelter-in-place orders and significant restrictions on travel, as well as restrictions and guidelines that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

During the year ended December 31, 2020, we implemented contingency planning to protect the health and well-being of our employees, with the majority of our employees now working remotely where possible. We have implemented travel restrictions as well as protocols limiting visitor access to our facilities, and we are following social distancing practices. We did not observe significant impacts on our business or results of operations for the year ended December 31, 2020, due to the COVID-19 pandemic or the mitigation actions taken to slow its spread. To the extent the pandemic worsens, we cannot predict the effects it may have on our business, in particular with respect to demand for our services, our strategy, and our prospects, or the impact on our financial results.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of December 31, 2020, we had cash and cash equivalents of approximately $19.4 million.

Net cash used in operating activities was $16.5 million and $12.7 million for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in cash used in operating activities during 2020 was primarily due to increased research and development activities together with increased personnel expenses.

Net cash used in investing activities was $1.6 million and $0.5 million for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in cash used in investing activities during 2020 was primarily a result of increased purchases of laboratory equipment for our manufacturing facility in Belgium.

Net cash provided by financing activities was $20.6 million and $16.9 million for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in cash provided by financing activities during 2020 was primarily due to more capital raised from equity financing.

The following table summarizes our approximate contractual payments due by year as of December 31, 2020.

Approximate Payments (Including Interest) Due by Years

	Total	2021	2022 - 2025	2026 +
Description	$	$	$	$
Financing lease liabilities	760,073	76,183	264,620	419,270
Operating lease liabilities and short-term lease	367,267	209,570	157,697	-
Grants repayable	328,821	69,218	156,030	103,573
Long-term debt	3,919,701	991,070	2,198,823	729,808
Collaborative agreements obligations	1,607,786	1,467,700	140,086	-
Total	6,983,648	2,813,741	2,917,256	1,252,651

We intend to use our cash reserves to predominantly fund further research and development activities.  We do not have any substantial source of revenues and expect to rely on additional future financing, through the sale of equity or debt securities, or the sale of licensing rights, to provide sufficient funding to execute our strategic plan. There is no assurance that we will be successful in raising further funds.

In the event additional financing is delayed, we will prioritize the maintenance of our research and development personnel and facilities, primarily in Belgium, and the maintenance of our patent rights. In such instance, the completion of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD market would be delayed. In the event of an ongoing lack of financing, it may be necessary to discontinue operations, which will adversely affect the value of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors included in their report on our audited financial statements for the fiscal year ended December 31, 2020 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Years Ended December 31, 2020 and December 31, 2019

The following table sets forth our results of operations for the years ended on December 31, 2020 and December 31, 2019, respectively (expressed in United Stated Dollars, except outstanding share numbers and percentages).

			Increase	Percentage Increase
	2020	2019	(Decrease)	(Decrease)
	$	$	$	%
Service	-	16,204	(16,204)	(100%)
Royalty	2,112	892	1,220	>100%
Product	11,321	-	11,321	>100%

Total Revenues	13,433	17,096	(3,663)	(21%)

Research and development	14,533,862	10,363,253	4,170,609	40%
General and administrative	5,654,018	4,731,054	922,964	20%
Sales and marketing	1,073,368	965,713	107,655	11%

Total Operating Expenses	21,261,248	16,060,020	5,201,228	32%

Grant income	635,513	155,031	480,482	>100%
Gain on disposal of fixed assets	293,312	-	293,312	>100%
Interest income	49,495	112,367	(62,872)	(56%)
Interest expense	(129,799)	(126,572)	3,227	3%
Other expenses	-	(196,957)	(196,957)	(>100%)

Total Other Income (Expenses)	848,521	(56,131)	904,652	(>100%)

Net Loss	(20,399,294)	(16,099,055)	4,300,239	27%

Revenues

Our operations are still predominantly in the research and development stage and we had minimal revenues of $13,433 and $17,096 during the years ended December 31, 2020 and December 31, 2019, respectively.

Operating Expenses

Total operating expenses increased to $21.3 million from $16.1 million for the years ended December 31, 2020 and December 31, 2019, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $14.5 million from $10.4 million for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in overall research and development expenditures during 2020 was primarily related to higher antibody, sample, laboratory, personnel expenses and employee acquisition costs relating to Volition Germany.

	2020	2019	Change
	$	$	$
Personnel expenses	5,171,967	3,833,289	1,338,678
Stock based compensation	340,075	410,178	(70,103)
Direct research and development expenses	6,384,169	4,619,515	1,764,654
Other research and development	1,784,111	809,585	974,526
Depreciation and amortization	853,540	690,686	162,854
Total research and development expenses	14,533,862	10,363,253	4,170,609

General and Administrative Expenses

General and administrative expenses increased to $5.7 million from $4.7 million for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in overall general and administrative expenditures during 2020 was primarily due to higher legal fees in connection with our capital raises and increased premiums for director and officer liability insurance.

	2020	2019	Change
	$	$	$
Personnel expenses	2,135,578	2,185,349	(49,771)
Stock-based compensation	887,181	868,762	18,419
Legal and professional fees	1,611,495	1,180,876	430,619
Other general and administrative	831,931	284,341	547,590
Depreciation and amortization	187,833	211,726	(23,893)
Total general and administrative expenses	5,654,018	4,731,054	922,964

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.1 million from $1.0 million for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in overall sales and marketing expenditures was primarily due to increased direct marketing and professional fees partially offset by lower personnel expenses.

	2020	2019	Change
	$	$	$
Personnel expenses	545,842	586,207	(40,365)
Stock-based compensation	164,236	188,173	(23,937)
Direct marketing and professional fees	363,290	191,333	171,957
Total sales and marketing expenses	1,073,368	965,713	107,655

Other Expenses

For the year ended December 31, 2020, other income increased to $848,521 compared to other expenses of $56,131 for the year ended December 31, 2019. This increase in other income was primarily due to grant income received and the gain on disposal of fixed assets from the sale of equipment during the year.

Net Loss

For the year ended December 31, 2020, the Company’s net loss was $20.4 million, an increase of approximately $4.3 million, in comparison to a net loss of $16.1 million for the year ended December 31, 2019. The change was a result of the factors described above.

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

Future Equity or Debt Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through our “at the market offering program” with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. under the Equity Distribution Agreement dated November 10, 2020 (see Note 7 of the Notes to the consolidated financial statements).  However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

We regularly evaluate the accounting policies that we use to prepare our consolidated financial statements.  A complete summary of these policies is included in the notes to our consolidated financial statements.

We consider the following accounting policies to be critical:

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”.  Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. Restricted stock units are valued based on the closing stock price on the date of grant (see Note 8 of the Notes to the consolidated financial statements).

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Impairment losses of $nil and $nil were recognized during the years ended December 31, 2020 and December 31, 2019, respectively.

Foreign Currency Translation

The Company has functional currencies in Euros, United States Dollars and British Pounds Sterling and its reporting currency is the United States Dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions.” All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated transactions are included in Other Comprehensive Income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, useful lives of property and equipment and intangible assets, borrowing rate used in operating lease right-of-use asset and liability valuations, impairment analysis of intangible assets and valuations of stock-based compensation.

The Company bases its estimates and assumptions on current facts, historical experiences, information from third party professionals and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

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

We are a smaller reporting company and are not required to disclose this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of VolitionRx Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VolitionRx Limited (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has generated minimal revenues. Accordingly, the Company has determined that these factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain sufficient capital contributions, financing and/or generate revenues. Management plans to address the concerns as needed by, (a) securing additional grant funds, (b) obtaining additional financing through debt or equity transactions, (c) granting licenses to third parties in exchange for specified up-front and/or back end payments, (d) developing and commercializing its products on an accelerated timeline, and (e) continuing to exercise tight cost controls to conserve cash. Management has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

Our audit procedures related to the following:

•We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

•We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

•We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2011.

Draper, UT

March 22, 2021

VOLITIONRX LIMITED

Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	December 31,	December 31,
	2020	2019
	$	$
ASSETS
Current Assets
Cash and cash equivalents	19,444,737	16,966,168
Accounts Receivable	7,118	-
Prepaid expenses	303,178	267,518
Other current assets	576,660	322,593

Total Current Assets	20,331,693	17,556,279

Property and equipment, net	5,171,134	2,981,225
Operating lease right-of-use assets	326,085	381,483
Intangible assets, net	321,641	372,305

Total Assets	26,150,553	21,291,292

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	1,539,547	627,253
Accrued liabilities	3,491,740	2,168,588
Management and directors’ fees payable	55,174	21,979
Current portion of long-term debt	841,319	647,569
Current portion of financing lease liabilities	59,930	97,946
Current portion of operating lease liabilities	179,624	257,244
Current portion of grant repayable	69,218	39,295

Total Current Liabilities	6,236,552	3,859,874

Long-term debt, net of current portion	2,606,885	2,195,278
Finance lease liabilities, net of current portion	601,967	607,708
Operating lease liabilities, net of current portion	151,828	131,875
Grant repayable, net of current portion	259,603	297,991

Total Liabilities	9,856,835	7,092,726

STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 48,607,017 shares and 41,125,303 shares, respectively	48,607	41,125
Additional paid-in capital	126,526,239	103,853,627
Accumulated other comprehensive income (loss)	(59,978)	125,670
Accumulated deficit	(110,173,971)	(89,821,856)
Total VolitionRx Limited Stockholders' Equity	16,340,897	14,198,566
Non-controlling interest	(47,179)	-
Total Stockholders’ Equity	16,293,718	14,198,566

Total Liabilities and Stockholders’ Equity	26,150,553	21,291,292

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, except share numbers)

	For the year ended
	December 31, 2020	December 31, 2019
	$	$
Revenues
Service	-	16,204
Royalty	2,112	892
Product	11,321	-

Total Revenues	13,433	17,096

Operating Expenses

Research and development	14,533,862	10,363,253
General and administrative	5,654,018	4,731,054
Sales and marketing	1,073,368	965,713

Total Operating Expenses	21,261,248	16,060,020

Operating Loss	(21,247,815)	(16,042,924)

Other Income (Expenses)
Grant income	635,513	155,031
Gain on disposal of fixed assets	293,312	-
Interest income	49,495	112,367
Interest expense	(129,799)	(126,572)
Other expenses	-	(196,957)

Total Other Income (Expenses)	848,521	(56,131)

Net Loss	(20,399,294)	(16,099,055)
Net Loss attributable to Non-Controlling Interest	47,179	-
Net Loss attributable to VolitionRx Limited Stockholders	(20,352,115)	(16,099,055)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(185,648)	(97,981)

Net Comprehensive Loss	(20,584,942)	(16,197,036)

Net Loss Per Share – Basic and Diluted	(0.45)	(0.41)

Weighted Average Shares Outstanding
– Basic and Diluted	45,278,847	39,180,369

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019
(Expressed in United States Dollars, except share numbers)
			Additional	Accumulated Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2018	35,335,378	35,335	85,604,271	223,651	(73,722,801)	-	12,140,456

Common stock issued in exercise of stock options	2,858	3	(3)	-	-	-	-
Common stock issued in exercise of warrants	5,783,867	5,784	16,568,745	-	-	-	16,574,529
Common stock issued in public offering, net	3,200	3	16,544	-	-	-	16,547
Stock-based compensation	-	-	1,467,113	-	-	-	1,467,113
Modification of financing warrants	-	-	196,957	-	-	-	196,957
Foreign currency translation	-	-	-	(97,981)	-	-	(97,981)
Net loss for the year	-	-	-	-	(16,099,055)	-	(16,099,055)

Balance, December 31, 2019	41,125,303	41,125	103,853,627	125,670	(89,821,856)	-	14,198,566

Common stock issued for Director compensation in Volition Germany	73,263	73	333,896	-	-	-	333,969
Common stock repurchase and retirement	(11,364)	(11)	(54,423)	-	-	-	(54,434)
Common stock issued in exercise of stock options	147,268	147	82,353	-	-	-	82,500
Common stock issued for exercise of warrants	25,000	25	61,725	-	-	-	61,750
Common stock issued in public offering, net	7,247,547	7,248	21,045,034	-	-	-	21,052,282
Tax withholdings paid related to Stock-based compensation	-	-	(187,465)	-	-	-	(187,465)
Stock-based compensation	-	-	1,391,492	-	-	-	1,391,492
Foreign currency translation	-	-	-	(185,648)	-	-	(185,648)
Net loss for the Year	-	-	-	-	(20,352,115)	(47,179)	(20,399,294)
Balance, December 31, 2020	48,607,017	48,607	126,526,239	(59,978)	(110,173,971)	(47,179)	16,293,718

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	For the year ended
	December 31, 2020	December 31, 2019
	$	$
Operating Activities:
Net loss	(20,399,294)	(16,099,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716,181	676,815
Amortization of operating lease right-of-use assets	325,192	225,597
Gain on disposal of fixed assets	(293,312)	-
Stock based compensation	1,391,492	1,467,113
Common stock issued for Director compensation in Volition Germany	333,969	-
Financing costs for warrants modified	-	196,957
Changes in operating assets and liabilities:
Prepaid expenses	(35,660)	(22,080)
Accounts receivable	(7,118)	-
Other current assets	(254,062)	(92,838)
Accounts payable and accrued liabilities	2,052,753	1,105,211
Management and directors’ fees payable	33,195	20,779
Right-of-use assets operating leases liabilities	(327,580)	(217,954)
Net Cash Used In Operating Activities	(16,464,244)	(12,739,455)

Investing Activities:
Purchases of property and equipment	(1,941,060)	(511,266)
Proceeds from sales of property and equipment	293,312	-
Net Cash Used In Investing Activities	(1,647,748)	(511,266)
Financing Activities:
Net proceeds from issuance of common shares	21,196,532	16,591,076
Tax withholdings paid related to stock-based compensation	(187,465)	-
Common stock repurchased	(54,434)	-
Proceeds from grants repayable	3,802	32,795
Proceeds from long-term debt	346,465	838,039
Payments on long-term debt	(545,389)	(351,009)
Payments on grants repayable	(41,257)	(39,335)
Payments on financing leases	(97,417)	(142,039)
Net Cash Provided By Financing Activities	20,620,837	16,929,527
Effect of foreign exchange on cash and cash equivalents	(30,276)	(139,860)

Net Change in Cash and Cash Equivalents	2,478,569	3,538,946
Cash and Cash Equivalents – Beginning of Year	16,966,168	13,427,222
Cash and Cash Equivalents – End of Year	19,444,737	16,966,168

Supplemental Disclosures of Cash Flow Information:
Interest paid	129,799	126,847
Income tax paid	-	-

Non - Cash Financing Activities:
Common Stock issued on cashless exercises of stock options and warrants	118	3
Loan payable for purchase of manufacturing building	584,449	-
Offering costs from issuance of common stock	1,250,848	-

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

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

The Company’s principal business objective through its subsidiaries is to develop and bring to market simple, easy to use, cost effective blood tests designed to help diagnose a range of cancers and other diseases.  The tests are based on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – an indication that disease is present.  The Company has one wholly owned subsidiary, Singapore Volition.  Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL, a Belgium private limited liability company formerly known as ValiBioSA (“Belgian Volition”), which it acquired as of September 22, 2010.  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), which was formed as of November 13, 2015, Volition America, Inc. (“Volition America”), which was formed as of February 3, 2017, Volition Germany GmbH (“Volition Germany”), which was acquired as of January 10, 2020, as well as its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC, (“Volition Vet”), which was formed as of June 3, 2019. Following the acquisition of Singapore Volition in 2011, the Company’s fiscal year end was changed from August 31 to December 31.

Note 2 - Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America, or U.S. GAAP, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $110.2 million, has negative cash flows from operations, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period at least one year from the date of issuance of these consolidated financial statements.

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

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in US dollars. The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, useful lives of property and equipment and intangible assets, borrowing rate used in operating lease right-of-use asset and liability valuations, impairment analysis of intangible assets and valuations of stock-based compensation.

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2020 include the accounts of the Company and its subsidiaries, Singapore Volition, Belgian Volition, Volition Diagnostics UK, Volition Germany, Volition America, and Volition Vet. See Note 10(f) for more information regarding Volition Vet and Volition Germany. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2020, and December 31, 2019, the Company had $19,444,737 and $16,966,168, respectively, in cash and cash equivalents. As of December 31, 2020, and December 31, 2019, the Company had $18,592,210 and $16,499,679, respectively, in its domestic accounts in excess of Federal Deposit insured limits. As of December 31, 2020, and December 31, 2019, the Company had $831,110 and $2,887,483, respectively, in its foreign accounts in excess of the Belgian Deposit insured limits. As of December 31, 2020, and December 31, 2019, the Company had $282,137 and $170,387, respectively, in its foreign accounts in excess of the Singapore Deposit insured limits. As of December 31, 2020, and December 31, 2019, the Company had $186,168 and $777,432, respectively, in its foreign accounts in excess of the UK Deposit insured limits.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2020, the accounts receivable balance was $7,118 and the allowance for doubtful accounts was $nil.

Property and Equipment

Property and equipment are stated at historical cost and depreciated over the useful life of the asset using the straight-line method. Useful lives are assigned to assets depending on their category. For details regarding property and equipment, refer to Note 4.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of December 31, 2020, and December 31, 2019, 4,556,669 and 4,359,301, respectively, of potential common shares equivalents from stock options, RSUs and warrants were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Foreign Currency Translation

The Company has functional currencies in Euros, US Dollars and British Pounds Sterling and its reporting currency is the US Dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated transactions are included in other comprehensive income (loss).

Financial Instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures,” an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consists of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Accounting for Income Taxes,” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Refer to Note 9 for further details.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)

ASC 220, “Other Comprehensive Income/(Loss)”, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As of December 31, 2020, the Company had $59,978 of accumulated other comprehensive income, relating to foreign currency translation.

Revenue Recognition

The Company adopted ASC 606, “Revenue from Contracts with Customers,” effective January 1, 2019. Under ASC 606, the Company recognizes revenues when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

The Company generates revenue from its license agreement with Active Motif, Inc. (“Active Motif”) for the sale of ROU kits from which the Company receives royalties. In addition, revenue is received from external third parties for services the Company performs for them in its laboratory. The Company also generates product revenues from the sale of its Nu.Q® Vet Cancer Screening Test and from the sale of nucleosomes.

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

Royalty

The Company receives royalty revenues on the net sales recognized during the period in which the revenue is earned, and the amount is determinable from the licensee. These are presented under “Royalty” under the consolidated statements of operations. The Company does not have future performance obligations under this revenue stream. In accordance with ASC 606, the Company records these revenues based on estimates of the net sales that occurred during the relevant period from the licensee. The relevant period estimates of these royalties are based on preliminary gross sales data provided by Active Motif and analysis of historical gross-to-net adjustments. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known.

Product

The Company includes revenue from product sales recognized during the period in which goods are shipped to third parties, and the amount is deemed collectable from the third parties. These are presented in “Product” in the consolidated statements of operations and comprehensive loss.

Service

The Company includes revenue recognized from laboratory services performed in the Company’s laboratory on behalf of third parties under “Service” under the consolidated statements of operations.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Research and Development

In accordance with ASC 730, the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $14.5 million and $10.4 million during the years ended December 31, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Impairment losses of $nil and $nil were recognized during the years ended December 31, 2020 and December 31, 2019, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. Restricted stock units are valued based on the closing stock price on the date of grant. Refer to Note 8 for further details.

Leases

The Company adopted FASB issued Accounting Standards Update No. 2016-02 – Leases (“Topic 842”) as of January 1, 2019, that requires lessees to record the present value of operating lease payments as right-of-use assets and lease liabilities on the balance sheet. See Note 10(b) for discussion of the guidance and the Company’s accounting policy.

Grant Income

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

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the twelve months ended December 31, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2020 and December 31, 2019:

				December 31, 2020
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	550,254	412,805	137,449
Laboratory equipment	5 years	2,586,997	1,060,153	1,526,844
Office furniture and equipment	5 years	271,656	171,247	100,409
Buildings	30 years	2,366,236	207,111	2,159,125
Building improvements	5-15 years	1,285,383	184,813	1,100,570
Land	Not amortized	146,737	-	146,737

		7,207,263	2,036,129	5,171,134

				December 31, 2019
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	426,461	280,554	145,907
Laboratory equipment	5 years	2,052,348	1,256,637	795,711
Office furniture and equipment	5 years	217,545	114,242	103,303
Buildings	30 years	1,472,211	139,021	1,333,190
Building improvements	5-15 years	630,824	117,526	513,298
Land	Not amortized	89,816	-	89,816

		4,889,205	1,907,980	2,981,225

The majority of capital expenditures in 2020 are related to purchasing a new manufacturing facility of $0.8 million, manufacturing building improvements of $0.6 million, and laboratory equipment of $1.0 million.

During the years ended December 31, 2020 and December 31, 2019, the Company recognized $627,555 and $589,532, respectively, in depreciation expense.

During the year ended December 31, 2020, the Company sold laboratory equipment for cash proceeds of $293,312, resulting in a gain on disposal of equipment of $293,312.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

December 31, 2020
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,256,064	934,423	321,641

December 31, 2019
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$

Patents	1,147,391	775,086	372,305

During the years ended December 31, 2020 and December 31, 2019, the Company recognized $88,626 and $87,285, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2021	$94,278
2022	$94,278
2023	$94,278
2024	$38,807
Total Intangible Assets	$321,641

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2020. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2020.

Note 6 - Related Party Transactions

See Note 7 for common stock issued to related parties and Note 8 for stock options, warrants and RSUs issued to related parties. The Company has agreements with related parties for the purchase of products and consultancy services which are accrued under accruals and management and directors’ fees payable (see consolidated balance sheets).

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 7 - Common Stock

As of December 31, 2020, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 48,607,017 and 41,125,303 shares were issued as of December 31, 2020 and December 31, 2019, respectively.

2020

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

Stock Issuance for Services

On January 9, 2020, 73,263 shares were issued as fully paid shares of common stock valued at $333,969 as compensation to a managing director of Volition Germany (see Note 10(f)).

Stock Repurchase

On January 12, 2020, the Company purchased from its Chief Medical Officer 11,364 shares of our common stock at $4.79 per share, for a total cost to the Company of $54,434. These shares were subsequently retired.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

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

Equity Distribution Agreements

On November 10, 2020, the Company entered into an Equity Distribution Agreement (the “2020 EDA”) with Cantor Fitzgerald & Co. (“Cantor”) and Oppenheimer & Co. Inc. (“Oppenheimer”), to sell shares of its common stock having an aggregate offering price of up to $25,000,000 from time-to-time, through an “at the market offering program” pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-227248) and related prospectuses, through Cantor and Oppenheimer each acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2020 EDA.  As of December 31, 2020, the Company had made no sales of common stock under the 2020 EDA. See Note 11 for details regarding additional sales of common stock under the 2020 EDA after December 31, 2020.

On September 7, 2018, the Company entered into an equity distribution agreement (as amended, the “2018 Equity Distribution Agreement”) with Oppenheimer, which agreement allows it to offer and sell shares of common stock having an aggregate offering price of up to $10.0 million from time-to-time through an “at the market offering program,” pursuant to a shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No.333-227248) and related prospectuses, through Oppenheimer acting as the Company’s agent and/or principal. From inception through December 31, 2020, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of approximately $8.5 million under the 2018 Equity Distribution Agreement through the sale of 2,230,997 shares of its common stock.

For the year ended December 31, 2020, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of approximately $8.5 million under the 2018 Equity Distribution Agreement through the sale of 2,227,797 shares of its common stock. Additionally, in connection with this transaction $126,492 was incurred in fees relating to the Equity Distribution Agreement. See Note 11 for details regarding additional sales of common stock under the 2018 Equity Distribution Agreement after December 31, 2020.

2019

Issuances Upon Warrant and Option Exercises

On August 10, 2018, the Company issued to Cotterford Company Limited (“Cotterford”) 5.0 million shares of common stock at a price of $1.80 per share in a private placement offering, for aggregate gross proceeds of $9.0 million.  In connection with the transaction, approximately $0.1 million was incurred for legal and other fees resulting in net proceeds of approximately $8.9 million. Additionally, the Company issued to Cotterford a warrant to purchase up to an additional 5.0 million shares of common stock at an exercise price of $3.00 per share payable in cash.  This transaction resulted in Cotterford becoming a significant stockholder and therefore a related party in accordance with U.S. GAAP.  The shares of common stock (including the shares underlying the warrant) were subsequently registered for resale on Form S-3 (declared effective by the SEC on October 15, 2018, File No. 333-227731).

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

2019 (continued)

Issuances Upon Warrant and Option Exercises (continued)

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

Equity Distribution Agreements

For the year ended December 31, 2019, The Company raised aggregate net proceeds (net of broker’s commissions and fees) of $16,547 under the 2018 Equity Distribution Agreement through the sale of 3,200 shares of its common stock.

Note 8 – Stock-Based Compensation

a)   Warrants

The following table summarizes the changes in warrants outstanding of the Company during the years ended December 31, 2020 and December 31, 2019:

		Weighted Average
	Number of	Exercise Price
	Warrants	($)
Outstanding at December 31, 2018	6,107,617	2.88
Granted	-	-
Exercised	(5,783,867)	2.86
Expired	(133,750)	2.20
Outstanding at December 31, 2019	190,000	2.90
Granted	50,000	3.45
Exercised	(25,000)	2.47
Expired	(40,000)	4.53
Outstanding at December 31, 2020	175,000	2.75

Exercisable at December 31, 2020	125,000	2.47

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 8 – Stock-Based Compensation (continued)

a)   Warrants (continued)

2020

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

On July 1, 2019, the Company modified the performance criteria for certain vesting milestones on a warrant agreement held by an officer of the Company and as a result the Company re-measured warrants held by the officer, to purchase 125,000 shares of common stock at an exercise price of $2.47 per share, resulting in $11,829 of additional warrant expense to be recorded over the vesting period. These warrants vest on achievement of certain business objectives and expire 3 years from the date of vesting.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 8 – Stock-based Compensation (continued)

a) Warrants (continued)

Below is a table summarizing the warrants issued and outstanding as of December 31, 2020, which have a weighted average exercise price of $2.47 per share and an aggregate weighted average remaining contractual life of 3.01 years.

			Weighted Average	Proceeds to
		Exercise	Remaining	Company if
Number	Number	Price	Contractual	Exercised
Outstanding	Exercisable	($)	Life (Years)	($)
125,000	125,000	2.47	2.15	308,750
50,000	0	3.45	5.17	172,500
175,000	125,000			481,250

Stock-based compensation expense related to warrants of $68,541 and $8,506 was recorded for the years ended December 31, 2020, and December 31, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $38,565 and is expected to be recognized over a period of 0.67 years. As of December 31, 2020, the total intrinsic value of warrants was $199,500.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 8 – Stock-based Compensation (continued)

b) Options (continued)

The following table summarizes the changes in options outstanding of the Company during the years ended December 31, 2020 and December 31, 2019:

		Weighted Average
	Number of	Exercise Price
	Options	($)
Outstanding at December 31, 2018	3,498,801	4.00
Granted	730,000	3.25
Exercised	(10,333)	3.42
Expired/Cancelled	(49,167)	3.31
Outstanding at December 31, 2019	4,169,301	3.88
Granted	845,000	3.60
Exercised	(691,599)	2.81
Expired/Cancelled	(44,083)	4.21
Outstanding at December 31, 2020	4,278,619	4.00

Exercisable at December 31, 2020	3,448,619	4.10

2020

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

Effective December 1, 2020, the Company granted stock options to purchase 10,000 shares of common stock to a Company employee for services to the Company. These options vest on December 1, 2021 and expire 5 years after the vesting date, with an exercise price of $3.40 per share. The Company has calculated the estimated fair market value of these options at $16,315 using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $3.30, exercise price $3.40, 71.60% volatility, 0.55% risk free rate, and no forfeiture rate.

2019

Effective February 11, 2019, the Company granted stock options to purchase 730,000 shares of our common stock to various Company personnel (including directors, executives, members of management and employees) for services to the Company. These options vested on February 11, 2020 and expire 5 years after the vesting date, with an exercise price of $3.25 per share. The Company has calculated the estimated fair market value of these options at $1,569,816, using the Black-Scholes model and the following assumptions: term 6 years, stock price $3.16, exercise price $3.25, 77.86% volatility, 2.52% risk free rate, and no forfeiture rate. Subsequent to the February 2019 grant, stock options to purchase 45,000 shares of common stock subject to the grant were forfeited.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 8 – Stock-Based Compensation (continued)

b) Options (continued)

Below is a table summarizing the options issued and outstanding as of December 31, 2020, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016) and which have a weighted average exercise price of $4.00 per share and an aggregate weighted average remaining contractual life of 2.98 years.

As of December 31, 2020, an aggregate of 251,867 shares of common stock remained available for future issuance under the 2015 Plan.

			Weighted Average	Proceeds to
		Exercise	Remaining	Company if
Number	Number	Price	Contractual Life	Exercised
Outstanding	Exercisable	($)	(Years)	($)
685,000	685,000	3.25	4.12	2,226,250
10,351	10,351	3.35	0.33	34,676
10,000	-	3.40	5.92	34,000
820,000	-	3.60	5.28	2,952,000
20,000	20,000	3.80	0.38	76,000
1,782,837	1,782,837	4.00	1.81	7,131,348
15,268	15,268	4.35	1.15	66,416
89,163	89,163	4.38	3.06	390,534
50,000	50,000	4.80	2.00	240,000
796,000	796,000	5.00	2.24	3,980,000
4,278,619	3,448,619			17,131,224

Stock-based compensation expense related to stock options of $1,220,165 and $1,458,607 were recorded for the years ended December 31, 2020 and December 31, 2019 respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $416,706 and is expected to be recognized over a period of 0.92 years. As of December 31, 2020, the total intrinsic value of stock options was $688,489.

c)  Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2020, all of which were issued pursuant to the 2015 Stock Incentive Plan.

Effective April 13, 2020, the Company granted RSUs of 52,500 shares of common stock to various Company personnel (including a director and an employee) in exchange for services provided to the Company. These RSUs vest over 2 years, with 50% vesting on each of April 13, 2021 and April 13, 2022 and will result in total compensation expense of $184,800.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 8 – Stock-Based Compensation (continued)

c)   Restricted Stock Units (RSUs) (continued)

Effective December 1, 2020, the Company granted RSUs of 15,000 shares of common stock to a non-executive director of the Company in exchange for services provided to the Company. These RSUs vest over 2 years, with 50% vesting on each of December 1, 2021 and December 1, 2022 and will result in total compensation expense of $49,500.

Weighted Average
	Number of	Exercise Price
	RSUs	($)
Outstanding at December 31, 2019	-	-
Granted	67,500	3.47
Vested	-	-
Cancelled	-	-
Outstanding at December 31, 2020	67,500	3.47

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2020 and which have an aggregate weighted average remaining contractual life of 0.92 years.

		Weighted Average
		Remaining
Number	Share Price	Contractual Life
Outstanding	($)	(Years)
15,000	3.30	1.42
52,500	3.52	0.78
67,500		0.92

Stock-based compensation expense related to RSUs of $102,786 and $nil was recorded in the year ended December 31, 2020, and December 31, 2019, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $131,514. As of December 31, 2020, the total intrinsic value of RSUs was $262,575.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 9 - Income Taxes

The Company has estimated net operating losses for the years ended December 31, 2020 and 2019 of $24.0 million and $17.3 million, respectively, available to offset taxable income in future years.

The significant components of deferred income taxes and assets as of December 31, 2020 and December 31, 2019 are as follows:

Net Deferred Tax Liability	December 31, 2020	December 31, 2019
	$	$
Excess of tax over book depreciation and amortization	(966)	(3,901)
ROU Asset	(69,407)	(41,250)
Lease Liability	73,407	43,896
Prepaid expenses	-	-
Allowance for doubtful accounts	-	-
Accrued expenses	1,154	1,154
Stock-based compensation	21,533	-
Net Operating Losses carry-forward	24,011,113	17,326,179
Research and development tax credits	390,666	231,243
Gross deferred tax assets	24,427,500	17,557,321
Valuation allowance	(24,427,500)	(17,557,321)
Net deferred tax asset	-	-

Change in Valuation Allowance	(6,870,179)

Summary Rate Reconciliation	December 31, 2020	December 31, 2019
	%	%
Federal statutory rate	21.0	21.0
State income taxes, net of federal benefit	-	-
Permanent Differences	6.1	4.1
Stock based compensation	(1.3)	(2.4)
Federal Research & Development Credits	0.5	0.6
Foreign taxes	7.4	6.7
Federal Deferred Rate Decrease	-	(0.2)
Change in Valuation Allowance	(33.7)	(29.8)
Total	-	-

Disclosure Amounts	December 31, 2020

Net Operating Losses - United States	21,963,567
Net Operating Losses - Foreign	69,344,065
Credit Carryforward - United States	-
Credit Carryforward - Foreign	390,666

Increase in Valuation Allowance	6,870,179

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies

a)  Finance Lease Obligations

In 2015, the Company entered into an equipment finance lease to purchase three Tecan machines (automated liquid handling robots) for €550,454, maturing May 2020.  As of December 31, 2020, the balance payable was $nil.

In 2016, the Company entered into a real estate capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing May 2031, with implicit interest of 2.62%. As of December 31, 2020, the balance payable was $650,209.

In 2018, the Company entered into a capital lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000, maturing January 2022, with implicit interest of 1.35%. The leased equipment is amortized on a straight-line basis over 5 years. As of December 31, 2020, the balance payable was $11,688.

The following is a schedule showing the future minimum lease payments under financing leases by years and the present value of the minimum payments as of December 31, 2020.

2021	$76,183
2022	$67,308
2023	$65,772
2024	$65,770
2025	$65,770
Greater than 5 years	$419,270
Total	$760,073
Less: Amount representing interest	$(98,176)
Present value of minimum lease payments	$661,897

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 2.87% and the weighted average remaining lease term is 39 months.

As of December 31, 2020, operating lease right-of-use assets and liabilities arising from operating leases were $326,085 and $331,452, respectively. During the year ended December 31, 2020, cash paid for amounts included for the measurement of lease liabilities was $230,627 and the Company recorded operating lease expense of $231,343.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

b)  Operating Lease Right-of-Use Liabilities (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2020.

2021	$187,848
2022	$78,469
2023	$53,231
2024	$25,997
Total Operating Lease Obligations	$345,545
Less: Amount representing interest	$(14,093)
Present Value of minimum lease payments	$331,452

The Company’s office space leases are short term, and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the year ended December 31, 2020, $30,117 was recognized in short-term lease costs associated with the office space lease in Singapore. The annual payments remaining for such short-term office leases were as follows:

2021	$21,722
Total Operating Lease Liabilities	$21,722

c)  Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid by installments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6% royalty on revenue, is twice the amount of funding received. As of December 31, 2020, the grant balance repayable was $106,881.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000.  Per the terms of the agreement, €181,500 of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of December 31, 2020, the grant balance repayable was $221,940.

As of December 31, 2020, the balance repayable was $328,821 and the annual payments remaining were as follows:

2021	$69,218
2022	$51,480
2023	$52,764
2024	$22,194
2025	$29,592
Greater than 5 years	$103,573
Total Grants Repayable	$328,821

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

d)  Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing December 2023. As of December 31, 2020, the principal balance payable was $269,400.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing December 2031. As of December 31, 2020, the principal balance payable was $255,725.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 with a fixed interest rate of 4.00%, maturing June 2021.  As of December 31, 2020, the principal balance payable was $64,863.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing September 2024. As of December 31, 2020, €1 million has been drawn down under this agreement and the principal balance payable was $1,039,390.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with fixed interest rate of 4.00%, maturing June 2022. As of December 31, 2020, the principal balance payable was $272,524.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with fixed interest rate of 4.80%, maturing September 2024. As of December 31, 2020, the principal balance payable was $611,406.

On October 13, 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2021. As of December 31, 2020, the amount that has been drawn down under this agreement was €764,547, representing a principal balance payable of $934,896.

As of December 31, 2020, the total balance for long-term debt payable was $3,448,204 and the payments remaining were as follows:

2021	$991,070
2022	$804,373
2023	$699,623
2024	$544,437
2025	$150,390
Greater than 5 years	$729,808
Total	$3,919,701
Less: Amount representing interest	$(471,497)
Total Long-Term Debt	$3,448,204

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations

In 2015, the Company entered into a research sponsorship agreement with the German Cancer Research Center, in Germany for a 3-year period for €338,984. As of December 31, 2020, $nil is still to be paid by the Company under this agreement.

In 2016, the Company entered into a research co-operation agreement with DKFZ, in Germany for a 5-year period for €400,000. As of December 31, 2020, $244,562 is still to be paid by the Company under this agreement.

In 2017, the Company entered into a collaborative research agreement with Munich University, in Germany for a 3-year period for €360,000.  As of December 31, 2020, $nil is still to be paid by the Company under this agreement.

In 2017, the Company entered into a clinical study research agreement with the University of Michigan for a 3-year period for up to $3 million. This agreement was amended in February 2020 to redefine a new clinical study. Pursuant to the terms of the amendment, the parties acknowledged that, although not fully completed, the requirements of the original clinical study had been satisfied, including any and all payment obligations by Volition America. Further, the Amendment provided that a new clinical study would be undertaken at no additional cost to Volition America. As of December 31, 2020, $nil is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of December 31, 2020, $892,500 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a research collaboration agreement with the University of Taiwan to collect a total of 1,200 samples for a 2-year period for a cost to the Company of up to $320,000 payable over such period. As of December 31, 2020, $96,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University (“TAMU”) in consideration for the license granted to the Company for a 5-year period for a cost to the Company of up to $400,000 payable over such period. As of December 31, 2020, $329,986 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a lyophilization study and a CE marking project including GMP validation and documentation with Biomerica Inc. for $160,000. As of December 31, 2020, $nil is still to be paid by the Company under this agreement.

On September 16, 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for 6 months for a cost to the Company of €54,879. As of December 31, 2020, $44,738 is still to be paid by the Company under this agreement.

As of December 31, 2020, the total amount to be paid for future research and collaboration commitments was approximately $1.6 million and the annual payments remaining were as follows:

2021	$1,467,700
2022	$140,086
Total Collaborative Agreement Obligations	$1,607,786

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

f) Other Commitments

Belgian Volition

On October 1, 2020, Belgian Volition entered into an agreement with Gaetan Michel to serve as Chief Executive Officer for an indefinite period, which employment may be terminated without compensation or notice on grounds of serious misconduct by either party.  In exchange for his services, Mr. Michel shall receive, among other things (i) €10,000 per month, and (ii) the equivalent of one-half of his salary for the 12-month non-competition period following termination of the agreement, subject to adjustments.

Volition Vet

On November 4, 2020, the Company terminated a consulting services agreement with Novis Animal Solutions LLC to provide chief commercial officer services for Volition Vet. The termination was effective immediately and the compensation payable to Novis for the required two-month notice period and a general release of any claims was $19,000. As of December 31, 2020, Novis Animal Solutions LLC has no equity interest in Volition Vet.

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU, in aggregate, a 12.5% equity interest as of such date. As of December 31, 2020, TAMU has a 12.5 % equity interest in Volition Vet.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

f) Other Commitments (continued)

Volition Germany (continued)

In connection with the transaction agreement, the Company also entered into a 2-year Managing Director’s agreement with the founder of Octamer to continue to manage Volition Germany for a payment of €288,000 payable in equal monthly installments over such 2-year period and a royalty agreement with the founder providing for the payment of royalties in the amount of 6% of net sales of Volition Germany’s nucleosomes as reagents to pharmaceutical companies for use in the development, manufacture and screening of molecules for use as therapeutic drugs for a period of 5 years post-closing.

The Company recorded approximately $753,000 in compensation expense as a result of cash paid, holdback liability, stock issued and assumption of expenses. As of December 31, 2020, $176,085 is still to be paid by the Company under the Managing Director’s agreement, $239 is payable under the 6% royalty agreement on sales to date (towards the Company’s aggregate minimum royalty obligation of $134,217), and $52,581 is still to be paid under the holdback liability. The Company has no further financial obligations under the transaction agreement.

Volition America

On November 3, 2020, the Company entered into a professional services master agreement with Diagnostic Oncology CRO, LLC to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. Under the terms of the agreement Diagnostic Oncology CRO, LLC will provide ad hoc consulting assistance on a project-by-project basis related to the review and assessment of existing data and information to prepare recommended intended use claims and coverage/reimbursement plans to support the preparation of FDA pre-submissions, clinical trial protocol development and study administration, and potential 510k regulatory marketing submissions of the Company’s diagnostic tests, including those proposed for use as an adjunct diagnostic tool for common and aggressive forms of Non-Hodgkin’s Lymphoma. The initial projects contemplated by the agreement relating to Non-Hodgkin’s Lymphoma obligate the Company to pay in aggregate of up to $2.9 million over a period of 22 months. Such payment obligations are on a project-by-project basis as deliverables are executed and subject to certain terms and conditions. Additionally, the Company may terminate the agreement or any project with or without cause upon at least 30 days’ prior written notice. Unless earlier terminated, the term of the agreement is until December 31, 2025 or such later date as when all projects have been completed. As of December 31, 2020, $nil is to be paid by Company under this agreement.

Singapore Volition

On November 10, 2020, the Company entered into a consulting services agreement through a related party transaction between its wholly owned subsidiary, Singapore Volition and PB Commodities Pte Ltd (“PB Commodities”). This agreement is effective December 1, 2020 and provides for consultancy services to be rendered by Cameron Reynolds through PB Commodities to Singapore Volition. Singapore Volition will also make available the services of Mr. Reynolds, as Group Chief Executive Officer, to the Company and its subsidiaries, pursuant to services agreements entered into by and between Singapore Volition and the Company or its subsidiaries. The term of the agreement is perpetual, commencing on December 1, 2020 until terminated upon six months’ prior notice. The agreement includes a six-month non-compete following termination of the agreement. PB Commodities will receive a monthly fee of $35,650 in exchange for the services provided by Mr. Reynolds.

g)  Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 11 - Subsequent Events

Employment Agreements

Group Chief Commercial Officer

Effective January 1, 2021, Gael Forterre entered into an employment agreement with Volition America to serve as Group Chief Commercial Officer. Mr. Forterre’s employment agreement continues until terminated by either party providing not less than three months’ prior notice. In exchange for his services, Mr. Forterre shall receive, among other things (i) $15,000 per month; and (ii) a lump sum severance payment if terminated by Volition America without cause (as per the agreement) equal to the salary that he would have received between the date of termination and the completion of a three-month notice period.  This employment agreement superseded and replaced in its entirety that certain employment agreement dated December 30, 2020 between Mr. Forterre and Volition America for services as Vice President of Sales of Volition America.

Effective January 1, 2021, the Company granted warrants to purchase 125,000 shares of common stock to Gael Forterre in exchange for services provided to the Company as Group Chief Commercial Officer. These warrants vest on January 1, 2022 and expire 5 years after the vesting date, with an exercise price of $3.95 per share.

Effective January 1, 2021, the Company granted RSUs of 5,000 shares of common stock to a Gael Forterre in exchange for services provided to the Company as Group Chief Commercial Officer. These RSUs vested immediately on January 1, 2021 and resulted in the issuance of 3,000 shares of common stock, net of withholding shares for taxes.

Group Chief Financial Officer

Effective February 1, 2021, Terig Hughes entered into an employment agreement with Singapore Volition as Group Chief Financial Officer and Treasurer.  Mr. Hughes’ employment agreement continues until terminated by either party providing not less than three months’ prior notice. In exchange for his services, Mr. Hughes shall receive, among other things (i) $30,000 SGD per month (approximately $22,500); and (ii) a lump sum severance payment if terminated by Singapore Volition without cause (as per the agreement) equal to the salary that he would have received between the date of termination and the completion of a three-month notice period.

Effective February 1, 2021, the Company granted warrants to purchase 185,000 shares of common stock to Terig Hughes in exchange for services provided to the Company as Group Chief Financial Officer. These warrants vest on February 1, 2022 and expire 5 years after the vesting date, with an exercise price of $4.90 per share.

Chief Operating Officer

On January 29, 2021, the Company entered into a consulting services agreement through a related party transaction between its wholly-owned subsidiary, Volition Germany and 3F Management, SPRL (“3F Management”).  This agreement is effective October 1, 2020 and provides for certain consultancy services to be rendered by Gaetan Michel through 3F Management to Volition Germany and also to the Company and its other subsidiaries, pursuant to services agreements entered into by and between Volition Germany and the Company or its subsidiaries. As amended by the amendment dated February 1, 2021, the consulting services agreement covers Mr. Michel’s services as Chief Executive Officer of Volition Vet and Chief Operating Officer of the Company.  The term of the agreement is perpetual, commencing on October 1, 2020 until terminated upon three months’ prior notice.  The agreement includes a six-month non-compete following termination of the agreement. 3F Management will receive a monthly fee of €6,000 in exchange for the services provided by Mr. Michel.  This consulting services agreement superseded and replaced in its entirety that certain consultancy agreement between Belgian Volition and 3F Management dated June 14, 2018, as amended.  Mr. Michel also has a Permanent Employment Contract dated October 1, 2020 with Belgian Volition for services rendered in his capacity as Chief Executive Officer of Belgian Volition. Refer to Note 10(f) for the details.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2020 and 2019

($ expressed in United States Dollars)

Note 11 - Subsequent Events (continued)

Common Stock Issuances Upon Warrant and Option Exercises

From January 13, 2021 to March 1, 2021, 4,450 stock options were exercised to purchase shares of common stock at $3.35 per share in cashless exercises that resulted in the issuance of 854 shares of common stock.

On February 2, 2021, 20,000 stock options were exercised to purchase shares of our common stock at $3.80 per share in a cashless exercise that resulted in the issuance of 6,181 shares of our common stock.

From February 2, 2021 to February 8, 2021, 100,000 stock options were exercised to purchase shares of common stock at $4.00 per share in cashless exercises and withholding of shares for taxes that resulted in the issuance of 32,126 shares of common stock.

On February 8, 2021, 50,000 stock options were exercised to purchase shares of our common stock at $3.25 per share in a cashless exercise and withholding of shares for taxes that resulted in the issuance of 18,750 shares of our common stock.

On February 8, 2021, 100,000 stock options were exercised to purchase shares of our common stock at $5.00 per share in cashless exercises and withholding of shares for taxes that resulted in the issuance of 19,446 shares of our common stock.

Equity Distribution Agreements

From January 1 to January 27, 2021, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of approximately $1.2 million under the 2018 Equity Distribution Agreement through the sale of 308,609 shares of its common stock in accordance with a Rule 10b5-1 plan. As of February 1, 2021, the Company fully-utilized the availability under the 2018 Equity Distribution Agreement and no further sales will be made under such Agreement.

From February 5, 2021 to February 10, 2021, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of $343,957 under the 2020 Equity Distribution Agreement through the sale of 65,400 shares of its common stock.

Equity Capital Raise

On February 10, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. (the “Underwriter”) in connection with an underwritten public offering (the “Offering”) of 3,809,524 shares (the “Firm Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”) pursuant to the Company’s shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248).  The Underwriter purchased the Firm Shares from the Company at a price of $4.9533 per share on February 12, 2021.  The net proceeds received by the Company for the sale and issuance of the Firm Shares were approximately $18.9 million. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 571,428 shares of Common Stock (the “Option Shares”) at the same price per share as the Firm Shares which option was not exercised.

Other

On January 6, 2021, the Company announced it had been awarded additional non-dilutive funding totaling approximately $4 million from the Walloon Region and Namur Invest, Belgium, consisting of a cash grant of $1.3 million to support the Company’s project entitled “Epigenetic Modifications of Nucleosomes Associated with Cancer” and $2.7 million in loans.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were control deficiencies in the following areas that constituted material weaknesses, as described below:

•segregation of duties in some areas of Finance;

•oversight in the area of Information Technology (”IT”), where certain processes may affect the internal controls over financial reporting; and

•monitoring of review controls with respect to accounting for complex transactions.

Accordingly, the Company concluded that these control deficiencies resulted in a possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

As of December 31, 2020, we did not maintain sufficient internal controls over financial reporting in the following areas:

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

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2020, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required to include, and does not include an auditor’s attestation report under SEC Rules. Consequently, the Company’s registered public accounting firm has not attested to management’s reports on the Company’s internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated by reference from our definitive proxy statement related to our 2021 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this item is incorporated herein by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

2.Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Purchase Agreement by and between Singapore Volition and ValiRX dated September 22, 2010.	8-K/A	000-30402	2.1	5/8/12
2.2	Supplementary Agreement to the Share Purchase Agreement by and between Singapore Volition and ValiRX dated June 9, 2011.	8-K/A	000-30402	10.15	1/11/12
2.3	Share Exchange Agreement by and among Standard Capital Corporation, the controlling shareholders of Standard Capital Corporation and Singapore Volition dated September 26, 2011.	8-K	000-30402	2.1	9/29/11
2.4	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders dated September 27, 2011.	8-K/A	000-30402	10.28	4/5/12
3.1	Second Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-36833	3.1	10/11/16
3.2	Amended and Restated Bylaws, as currently in effect.	S-8	333-208512	4.2	12/11/15
4.1	Description of Capital Stock.	10-K	001-36833	4.1	02/20/20
10.1	Non-Exploitation and Third-Party Patent License Agreement by and among ValiBio SA, ValiRX and The Walloon Region dated December 17, 2009.	8-K/A	000-30402	10.6	2/24/12
10.2	Common Stock Purchase Agreement, by and among VolitionRx and the purchasers thereto dated February 26, 2014.	8-K	000-30402	10.1	2/28/14
10.3#	Employment Agreement by and between VolitionRx and Jason Terrell MD, dated December 29, 2015.	10-K	001-36833	10.24	3/11/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4#	2011 Equity Incentive Plan dated November 17, 2011.	8-K	000-30402	4.1	11/18/11
10.4(a)#	Form Stock Option Agreement.	8-K	000-30402	4.2	11/18/11
10.4(b)#	Form Stock Award Agreement for Restricted Stock under the 2011 Equity Incentive Plan.	8-K	000-30402	4.3	11/18/11
10.5#	2015 Stock Incentive Plan, as amended March 27, 2019.	8-K	001-36833	10.1	06/18/19
10.5(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.2	10/14/16
10.5(b)#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.3	10/14/16
10.5(c)#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the 2015 Stock Incentive Plan	S-8	333-214118	10.4	10/14/16
10.5(d)#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.5	10/14/16
10.5(e)#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.6	10/14/16
10.5(f)#	Form of Notice of Performance Shares Award and Performance Shares Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.7	10/14/16
10.6#	Independent Director Agreement.	10-Q	001-36833	10.33	5/12/15
10.7	Real Estate Capital Lease Agreement by and between Belgian Volition and ING Asset Finance Belgium S.A., dated October 4, 2016 (English translation of French original).	8-K	001-36833	10.1	10/31/16

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8	Deed of Sale to the Sale Agreement by and between Belgian Volition and Gerard Dekoninck S.A., dated October 25, 2016 (English translation of French original).	8-K	001-36833	10.2	10/31/16
10.9#	Employment Agreement by and between Volition Diagnostics UK and Jacob Micallef, dated March 7, 2017.	10-K	001-36833	10.28	03/10/17
10.10#	Employment Agreement by and between Volition Diagnostics UK and Martin Faulkes, dated March 7, 2017.	10-K	001-36833	10.30	03/10/17
10.11	Unsecured Credit Agreement dated September 20, 2017, by and among VolitionRx, Belgian Volition and SOFINEX (English translation of French original).	8-K	001-36833	10.1	09/21/17
10.12	Clinical Study Agreement dated July 17, 2017, by and between Volition America and the Regents of the University of Michigan.	10-Q	001-36833	10.1	11/09/17
10.12(a)	Amendment #1 to Clinical Study Agreement, dated February 17, 2020, by and between Volition America and the Regents of the University of Michigan.	10-K	001-36833	10.22	02/20/20
10.13	Common Stock Purchase Agreement, dated August 8, 2018, by and between VolitionRx and Cotterford Company Limited, including the form of Warrant attached as Exhibit B thereto.	8-K	001-36833	10.1	8/9/18
10.14#	Warrant to Purchase Common Stock by and between VolitionRx and Jason Terrell MD, dated March 20, 2013; First Amendment to Warrant Agreement dated February 14, 2017; and Second Amendment to Warrant Agreement dated July 1, 2019.	S-3	333-236335	4.3	2/7/20
10.15#†	Permanent Employment Contract by and between Belgian Volition and Gaetan Michel, dated October 1, 2020.					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16	Equity Distribution Agreement, dated November 12, 2020, by and among VolitionRx, Oppenheimer & Co. Inc. and Cantor Fitzgerald & Co.	10-Q	001-36833	1.1	11/12/20
10.17#	Consulting Services Agreement by and between Singapore Volition and PB Commodities Pte. Ltd. (Cameron Reynolds), dated December 1, 2020.	10-Q	001-36833	10.1	11/12/20
10.18#†	Common Stock Warrant issued by VolitionRx to Gael Forterre, dated January 1, 2021.					X
10.19#†

Singapore Volition Pte. Limited Employment Agreement by and between Singapore Volition and Terig Hughes, dated January 27, 2021 and effective February 1, 2021, including the form of Common Stock Warrant attached as Schedule 2.

						X
10.20#†	Volition America, Inc. Employment Agreement by and between Volition America and Gael Forterre, dated February 1, 2021.					X
10.21#†

Consulting Services Agreement by and between Volition Germany and 3F Management SPRL (Gaetan Michel), dated January 29, 2021; First Amendment to Consultancy Services Agreement between Volition Germany and 3F Management SPRL, dated February 1, 2021.

						X
10.22	Underwriting Agreement, dated February 10, 2021, by and between VolitionRx Limited and Cantor Fitzgerald & Co.	8-K	001-36833	1.1	02/12/21
21.1	List of Subsidiaries.					X
23.1	Consent of independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page of this Report).					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1 INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Indicates a management contract or compensatory plan or arrangement.
†

Portions of this exhibit are redacted pursuant to Item 601(a)(6) and/or Item (b)(10)(iv) under Regulation S-K. The registrant agrees to furnish supplementally any omitted schedules to the SEC upon request.

*

The certifications attached as Exhibit 32.1 accompany this Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant's filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: March 22, 2021	By: /s/ Cameron Reynolds
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

Signature	Title	Date

/s/ Cameron Reynolds Cameron Reynolds	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2021

/s/ Terig Hughes Terig Hughes	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 22, 2021

/s/ Dr. Martin Faulkes Dr. Martin Faulkes	Director	March 22, 2021

/s/ Guy Innes Guy Innes	Director	March 22, 2021

/s/ Dr. Alan Colman Dr. Alan Colman	Director	March 22, 2021

/s/ Dr. Phillip Barnes Dr. Phillip Barnes	Director	March 22, 2021

/s/ Dr. Edward Futcher Dr. Edward Futcher	Director	March 22, 2021

/s/ Dr. Salvatore Thomas Butera Dr. Salvatore Thomas Butera, D.V.M.	Director	March 22, 2021