Form 10-Q
period 2021-03-31
VOLITIONRX LTD
filed 2021-05-11
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

+1 (646) 650–1351

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	VNRX	NYSE American, LLC

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

As of May 6, 2021, there were 52,892,713 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc., Volition Germany GmbH, and its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC. Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	March 31,	December 31,
	2021	2020
	$	$
ASSETS	(UNAUDITED)

Current Assets
Cash and cash equivalents	33,061,711	19,444,737
Accounts receivable	14,238	7,118
Prepaid expenses	1,095,971	303,178
Other current assets	496,902	576,660
Total Current Assets	34,668,822	20,331,693

Property and equipment, net	5,249,398	5,171,134
Operating lease right-of-use assets	303,548	326,085
Intangible assets, net	288,003	321,641
Total Assets	40,509,771	26,150,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	1,463,963	1,539,547
Accrued liabilities	3,365,696	3,491,740
Management and directors’ fees payable	39,484	55,174
Current portion of long-term debt	840,556	841,319
Current portion of finance lease liabilities	56,941	59,930
Current portion of operating lease liabilities	167,364	179,624
Current portion of grant repayable	66,475	69,218
Total Current Liabilities	6,000,479	6,236,552

Long-term debt, net of current portion	2,390,687	2,606,885
Finance lease liabilities, net of current portion	564,484	601,967
Operating lease liabilities, net of current portion	142,015	151,828
Grant repayable, net of current portion	249,313	259,603
Total Liabilities	9,346,978	9,856,835

STOCKHOLDERS’ EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 52,871,001 shares and 48,607,017 shares, respectively	52,871	48,607
Additional paid-in capital	147,382,487	126,526,239
Accumulated other comprehensive income	74,155	(59,978)
Accumulated deficit	(116,290,117)	(110,173,971)
Total VolitionRx Limited Stockholders' Equity	31,219,396	16,340,897
Non-controlling interest	(56,603)	(47,179)
Total Stockholders’ Equity	31,162,793	16,293,718

Total Liabilities and Stockholders’ Equity	40,509,771	26,150,553

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended March 31,
	2021	2020
	$	$

Revenues
Royalty	-	240
Product	25,530	304
Total Revenues	25,530	544

Operating Expenses

Research and development	3,873,079	3,894,966
General and administrative	1,810,160	1,703,522
Sales and marketing	427,401	273,954
Total Operating Expenses	6,110,640	5,872,442

Operating Loss	(6,085,110)	(5,871,898)

Other Income (Expenses)
Grant income	-	7,924
Interest income	1,721	38,414
Interest expense	(42,181)	(33,779)

Total Other Income (Expenses)	(40,460)	12,559

Net Loss	(6,125,570)	(5,859,339)
Net Loss attributable to Non-Controlling Interest	9,424	9,567
Net Loss attributable to VolitionRx Limited Stockholders	(6,116,146)	(5,849,772)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	134,133	373,926

Net Comprehensive Loss	(5,991,437)	(5,485,413)

Net Loss Per Share – Basic and Diluted	(0.12)	(0.14)
Weighted Average Shares Outstanding
– Basic and Diluted	50,928,742	41,197,125

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three Months Ended March 31, 2021 and March 31, 2020

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non Controlling Interest	Total

	Common Stock
	Shares	Amount
	#	$	$	$	$	$	$
Balance, December 31, 2020	48,607,017	48,607	126,526,239	(59,978)	(110,173,971)	(47,179)	16,293,718

Common stock issued for cash	4,183,533	4,184	20,324,744	-	-	-	20,328,928
Common stock issued for cashless exercise of stock options and settlement of RSUs	80,451	80	(80)	-	-	-	-
Stock-based compensation	-	-	555,342	-	-	-	555,342
Tax withholdings paid related to stock-based compensation	-	-	(23,758)	-	-	-	(23,758)
Foreign currency translation	-	-	-	134,133	-	-	134,133
Net loss for the period	-	-	-	-	(6,116,146)	(9,424)	(6,125,570)
Balance, March 31, 2021	52,871,001	52,871	147,382,487	74,155	(116,290,117)	(56,603)	31,162,793

Balance, December 31, 2019	41,125,303	41,125	103,853,627	125,670	(89,821,856)	-	14,198,566

Common stock issued for Director compensation in Volition Germany	73,263	73	333,896	-	-	-	333,969
Common stock issued in exercise of stock options	19,430	20	(20)	-	-	-	-
Common stock repurchase and retirement	(11,364)	(11)	(54,423)	-	-	-	(54,434)
Stock-based compensation	-	-	192,669	-	-	-	192,669
Foreign currency translation	-	-	-	373,926	-	-	373,926
Net loss for the period	-	-	-	-	(5,849,772)	(9,567)	(5,859,339)
Balance, March 31, 2020	41,206,632	41,207	104,325,749	499,596	(95,671,628)	(9,567)	9,185,357

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Three Months Ended March 31,
	2021	2020
	$	$
Operating Activities
Net loss	(6,125,570)	(5,859,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227,342	180,188
Amortization of operating lease right-of-use assets	50,046	63,025
Stock-based compensation	555,342	192,669
Common stock issued for Director compensation in Volition Germany	-	333,969
Changes in operating assets and liabilities:
Prepaid expenses	(792,793)	(485,529)
Accounts receivable	(14,238)	(242)
Other current assets	86,907	(55,182)
Accounts payable and accrued liabilities	(87,002)	859,478
Management and directors’ fees payable	(15,690)	33,681
Right-of-use assets operating leases liabilities	(49,485)	(61,614)
Net Cash Used In Operating Activities	(6,165,141)	(4,798,896)

Investing Activities:
Purchases of property and equipment	(483,940)	(330,691)
Net Cash Used In Investing Activities	(483,940)	(330,691)

Financing Activities:
Net proceeds from issuances of common shares	20,328,928	-
Tax withholdings paid related to stock-based compensation	(23,758)	-
Common stock repurchased	-	(54,434)
Proceeds from grants repayable	-	3,802
Proceeds from long-term debt	79,590	-
Payments on long-term debt	(161,727)	(115,884)
Payments on finance lease obligations	(14,722)	(35,575)
Net Cash Provided By (Used In) Financing Activities	20,208,311	(202,091)

Effect of foreign exchange on cash	57,744	335,727

Net Change in Cash	13,616,974	(4,995,951)
Cash and cash equivalents – Beginning of Period	19,444,737	16,966,168
Cash and cash equivalents – End of Period	33,061,711	11,970,217

Supplemental Disclosures of Cash Flow Information:
Interest paid	42,181	33,779
Non-Cash Financing Activities:
Common stock issued on cashless exercises of stock options	80	20
Offering costs from issuance of common stock	119,029	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of VolitionRx Limited (the “Company”, "VolitionRx," "we" or "us") for the three months ended March 31, 2021 and March 31, 2020, respectively, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2021, and our results of operations and cash flows for the periods ended March 31, 2021 and March 31, 2020, respectively. The results of operations for the periods ended March 31, 2021 and March 31, 2020, respectively, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the "SEC") on March 22, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company also regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, useful lives of property and equipment and intangible assets, borrowing rate used in operating lease right-of-use asset and liability valuations, impairment analysis of intangible assets, and valuations of stock-based compensation.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended March 31, 2021 include the accounts of the Company and its subsidiaries. The Company has one wholly owned subsidiary, Singapore Volition Pte. Limited (“Singapore Volition”). Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL (“Belgian Volition”).  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority-owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f) for more information regarding Volition Vet and Volition Germany. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of March 31, 2021, cash and cash equivalents totaled approximately $33.1 million, of which $20.2 million was held in an overnight money market account.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of March 31, 2021, the accounts receivable balance was $14,238 and the allowance for doubtful debts was $nil.

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

The Company generates product revenues from the sale of its Nu.Q® Vet Cancer Screening Test, from the sale of nucleosomes, and from the sale of Research Use Only kits pursuant to its license agreement with Active Motif, Inc. (“Active Motif”) from which the Company receives royalties. In addition, revenue is received from external third parties for services the Company performs for them in its laboratory.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2021, 4,568,485 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. The Company has reclassified the prior period comparative amounts in the statement of stockholders’ equity and cash flows to be consistent with the current year classification.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. The Company does not believe there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, implementing shelter-in-place orders, significant restrictions on travel, as well as restrictions and guidelines that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three months ended March 31, 2021 and March 31, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $116.3 million, has negative cash flows from operations, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or to generate revenues as may be required to sustain its operations. Management plans to address the above as needed by (a) securing additional grant funds, (b) obtaining additional financing through debt or equity transactions, (c) granting licenses to third parties in exchange for specified up-front and/or back-end payments and (d) developing and commercializing its products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of March 31, 2021 and December 31, 2020:

				March 31,
				2021
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	552,493	426,996	125,497
Laboratory equipment	5 years	2,865,730	1,139,320	1,726,410
Office furniture and equipment	5 years	280,690	177,367	103,323
Buildings	30 years	2,270,508	218,222	2,052,286
Building improvements	5-15 years	1,298,124	199,101	1,099,023
Land	Not amortized	142,859	-	142,859
		7,410,404	2,161,006	5,249,398

				December 31,
				2020
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	550,254	412,805	137,449
Laboratory equipment	5 years	2,586,997	1,060,153	1,526,844
Office furniture and equipment	5 years	271,656	171,247	100,409
Buildings	30 years	2,366,236	207,111	2,159,125
Building improvements	5-15 years	1,285,383	184,813	1,100,570
Land	Not amortized	146,737	-	146,737
		7,207,263	2,036,129	5,171,134

During the three months ended March 31, 2021 and March 31, 2020, the Company recognized $204,049 and $158,768, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from eight to 20 years.

March 31,
2021
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,210,241	922,238	288,003

December 31,
2020
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,256,064	934,423	321,641

During the three months ended March 31, 2021 and March 31, 2020, the Company recognized $23,293 and $21,420, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from eight to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2021 - remaining	$68,261
2022	$91,015
2023	$91,015
2024	$37,712
2025	$-
Total Intangible Assets	$288,003

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 Topic “Property, Plant and Equipment” as of December 31, 2020. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2020.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of March 31, 2021, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 52,871,001 and 48,607,017 shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

Stock Option Exercises and RSU Settlements

From January 13, 2021 to March 19, 2021, 7,634 stock options were exercised to purchase shares of common stock at $3.35 per share in cashless exercises that resulted in the issuance of 948 shares of common stock.

On January 20, 2021, 5,000 RSUs were settled net of tax withholdings at $4.10 per share that resulted in the issuance of 3,000 shares of common stock.

On February 2, 2021, 20,000 stock options were exercised to purchase shares of common stock at $3.80 per share in a cashless exercise that resulted in the issuance of 6,181 shares of common stock.

On February 8, 2021, 100,000 stock options were exercised to purchase shares of common stock at $5.00 per share in a cashless exercise that resulted in the issuance of 19,446 shares of common stock.

From February 8, 2021 to February 9, 2021, 100,000 stock options were exercised to purchase shares of common stock at $4.00 per share in cashless exercises that resulted in the issuance of 32,126 shares of common stock.

On February 8, 2021, 50,000 stock options were exercised to purchase shares of common stock at $3.25 per share in a cashless exercise that resulted in the issuance of 18,750 shares of common stock.

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

Equity Distribution Agreements

On November 10, 2020, the Company entered into an equity distribution agreement (the “2020 EDA”) with Cantor Fitzgerald & Co. (“Cantor”) and Oppenheimer & Co. Inc. (“Oppenheimer”), to sell shares of its common stock having an aggregate offering price of up to $25.0 million from time-to-time, through an “at the market offering program” pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-227248) and related prospectuses, through Cantor and Oppenheimer each acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2020 EDA.  From inception through March 31, 2021, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of $343,957 under the 2020 EDA through the sale of 65,400 shares of its common stock, all of which occurred during the first quarter of 2021.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

On September 7, 2018, the Company entered into an equity distribution agreement (as amended, the “2018 EDA”) with Oppenheimer to sell shares of common stock having an aggregate offering price of up to $10.0 million from time-to-time, through an “at the market offering program” pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File No 333-227248) and related prospectuses, through Oppenheimer acting as the Company’s agent and/or principal. During the first quarter of 2021, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of approximately $1.2 million under the 2018 EDA through the sale of 308,609 shares of its common stock. From inception through March 31, 2021, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of approximately $9.7 million under the 2018 EDA through the sale of 2,539,606 shares of its common stock and fully utilized the availability under the 2018 EDA. No further sales will be made under the 2018 EDA.

Note 7 – Stock-Based Compensation

a)Warrants

The following table summarizes the changes in warrants outstanding of the Company during the three months ended March 31, 2021:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2020	175,000	2.75
Granted	310,000	4.52
Outstanding at March 31, 2021	485,000	3.88

Exercisable at March 31, 2021	125,000	2.47

Effective January 1, 2021, the Company granted warrants to purchase 125,000 shares of common stock to a Company employee for services to the Company. These warrants vest on January 1, 2022 (subject to continued employment through such date) and expire on January 1, 2027, with an exercise price of $3.95 per share. The Company has calculated the estimated fair market value of these warrants at $242,877, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $3.95, exercise price $3.80, 74.53% volatility, 0.50% risk-free rate, and no forfeiture rate.

Effective February 1, 2021, the Company granted warrants to purchase 185,000 shares of common stock to a Company employee for services to the Company. These warrants vest on February 1, 2022 (subject to continued employment through such date) and expire on February 1, 2027, with an exercise price of $4.90 per share. The Company has calculated the estimated fair market value of these warrants at $459,352, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $4.90, exercise price $4.80, 75.03% volatility, 0.59% risk-free rate, and no forfeiture rate.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a)Warrants (continued)

Below is a table summarizing the warrants issued and outstanding as of March 31, 2021, which have an aggregate weighted average remaining contractual life of 4.71 years.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
125,000	125,000	2.47	0.95	308,750
50,000	-	3.45	4.92	172,500
185,000	-	4.90	5.84	906,500
125,000	-	3.95	5.76	493,750
485,000	125,000			1,881,500

Stock-based compensation expense related to warrants of $148,364 and $27,205 was recorded in the three months ended March 31, 2021 and March 31, 2020, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $592,341 and is expected to be recognized over a period of 0.84 years. As of March 31, 2021, the total intrinsic value of warrants outstanding was $180,250.

b)Options

The following table summarizes the changes in options outstanding of the Company during the three months ended March 31, 2021:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2020	4,278,619	3.88
Exercised	(277,634)	4.19
Outstanding at March 31, 2021	4,000,985	3.99

Exercisable at March 31, 2021	3,170,985	4.09

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b)Options (continued)

Below is a table summarizing the options issued and outstanding as of March 31, 2021, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 2.75 years. As of March 31, 2021, an aggregate of 4,250,000 shares of common stock were authorized for issuance under the 2015 Stock Incentive Plan, of which 404,314 shares of common stock remained available for future issuance thereunder.

			Weighted
			Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
635,000	635,000	3.25	3.87	2,063,750
2,717	2,717	3.35	0.12	9,102
10,000	-	3.40	5.67	34,000
820,000	-	3.60	5.04	2,952,000
1,682,837	1,682,837	4.00	1.56	6,731,348
15,268	15,268	4.35	0.90	66,416
89,163	89,163	4.38	2.82	390,534
50,000	50,000	4.80	1.76	240,000
696,000	696,000	5.00	1.99	3,480,000
4,000,985	3,170,985			15,967,150

Stock-based compensation expense related to stock options of $355,076 and $165,464 was recorded in the three months ended March 31, 2021 and March 31, 2020, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $71,854. As of March 31, 2021, the total intrinsic value of stock options outstanding was $489,118.

c)Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2021, all of which were issued pursuant to the 2015 Stock Incentive Plan.

	Number of
	RSUs	Share Price ($)
Outstanding at December 31, 2020	67,500	3.47
Granted	35,000	3.66
Vested	(5,000)	4.10
Cancelled	(15,000)	3.30
Outstanding at March 31, 2021	82,500	3.55

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c)Restricted Stock Units (RSUs) (continued)

Effective January 1, 2021, the Company granted RSUs of 5,000 shares of common stock to a Company employee in exchange for services provided to the Company. These RSUs vested immediately on January 1, 2021, and resulted in the issuance of 3,000 shares (the remaining 2,000 shares were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan) and total compensation expense of $19,450.

Effective March 25, 2021, the Company granted aggregate RSUs of 30,000 shares of common stock to two non-executive directors in exchange for services provided to the Company. These RSUs vest over two years, with 50% vesting on each of March 25, 2022 and March 25, 2023 and will result in total compensation expense of $107,700.

On March 25, 2021, 15,000 RSUs previously granted to a non-executive director were cancelled and returned as authorized shares under the 2015 Stock Incentive Plan upon the resignation of such director prior to vesting.

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2021 and which have an aggregate weighted average remaining contractual life of 0.88 years.

		Weighted
		Average
		Remaining
Number	Share	Contractual
Outstanding	Price ($)	Life (Years)
52,500	3.52	0.54
30,000	3.59	1.48
82,500

Stock-based compensation expense related to RSUs of $51,902 and $nil was recorded in the three months ended March 31, 2021 and March 31, 2020, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $157,509. As of March 31, 2021, the total intrinsic value of the RSUs outstanding was $19,350.

Note 8 – Commitments and Contingencies

a)Finance Lease Obligations

In 2016, the Company entered into a real estate finance lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing in May 2031 with implicit interest of 2.62%. As of March 31, 2021, the balance payable was $612,599.

In 2018, the Company entered into a capital lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000, maturing in January 2022 with implicit interest of 1.35%. The leased equipment is amortized on a straight-line basis over five years. As of March 31, 2021, the balance payable was $8,826.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2021.

2021 - remaining	$54,872
2022	$64,640
2023	$63,165
2024	$63,163
2025	$63,163
Greater than five years	$402,652
Total	$711,655
Less: Amount representing interest	$(90,230)
Present Value of Minimum Lease Payments	$621,425

b)Operating Lease Right-of-Use Obligations

As all the existing leases subject to the new lease standard ASC 842 (“Leases”) were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so the Company used its incremental borrowing rate as the discount rate. The Company’s weighted average discount rate is 4.49% and the weighted average remaining lease term is 29 months.

As of March 31, 2021, operating lease right-of-use assets and liabilities arising from operating leases were $303,548 and $309,379, respectively. During the three months ended March 31, 2021, cash paid for amounts included for the measurement of lease liabilities was $21,562 and the Company recorded operating lease expense of $21,488.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2021.

2021 - remaining	$142,623
2022	$85,019
2023	$59,828
2024	$33,674
2025	$726
Total Operating Lease Obligations	$321,870
Less: Amount representing interest	$(12,491)
Present Value of Minimum Lease Payments	$309,379

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the three months ended March 31, 2021, $15,647 was recognized in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2021 – remaining	$19,232
Total Operating Lease Liabilities	$19,232

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

c)Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6% royalty on revenue, is equal to twice the amount of funding received. As of March 31, 2021, the grant balance repayable was $102,645.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000.  Per the terms of the agreement, €181,500 of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of March 31, 2021, the grant balance repayable was $213,143.

As of March 31, 2021, the total grant balance repayable was $315,788 and the payments remaining were as follows:

2021 - remaining	$66,475
2022	$49,440
2023	$50,664
2024	$21,314
2025	$28,419
Greater than 5 years	$99,476
Total Grants Repayable	$315,788

d)Long-Term Debt

In 2016, the Company entered into a seven-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing in December 2023. As of March 31, 2021, the principal balance payable was $238,568.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing in December 2031. As of March 31, 2021, the principal balance payable was $240,838.

In 2017, the Company entered into a four-year loan agreement with Namur Invest for €350,000 with a fixed interest rate of 4.00%, maturing in June 2021. As of March 31, 2021, the principal balance payable was $31,302.

In 2017, the Company entered into a seven-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing in September 2024. As of March 31, 2021, €1 million has been drawn down under this agreement and the principal balance payable was $939,474.

In 2018, the Company entered into a four-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.00%, maturing in June 2022. As of March 31, 2021, the principal balance payable was $219,184.

In 2019, the Company entered into a four-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.80%, maturing in September 2024. As of March 31, 2021, the principal balance payable was $587,171.

On October 13, 2020, the Company entered into a ten-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. During the quarter ended March 31, 2021, the Company borrowed €65,453 under the loan agreement. As of March 31, 2021, the maximum of €830,000 had been drawn down under this agreement, representing a principal balance payable of $974,706.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d)Long-Term Debt (continued)

As of March 31, 2021, the total balance for long-term debt payable was $3,231,243 and the payments remaining were as follows:

2021 - remaining	$754,622
2022	$772,491
2023	$671,892
2024	$522,858
2025	$144,427
Greater than 5 years	$777,748
Total	$3,644,038
Less: Amount representing interest	$(412,795)
Total Long-Term Debt	$3,231,243

e) Collaborative Agreement Obligations

In 2016, the Company entered into a research cooperation agreement with DKFZ in Germany for a five-year period for €400,000. As of March 31, 2021, $234,869 is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year period for a cost to the Company of up to $2.55 million payable over such period. As of March 31, 2021, $510,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a research collaboration agreement with the University of Taiwan for a two-year period to collect a total of 1,200 samples for a cost to the Company of up to $320,000 payable over such period. As of March 31, 2021, $96,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University (“TAMU”) in consideration for the license granted to the Company for a five-year period for a cost to the Company of up to $400,000 payable over such period. As of March 31, 2021, $235,036 is still to be paid by the Company under this agreement.

On September 16, 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for six months for a cost to the Company of €54,879. As of March 31, 2021, $21,482 is still to be paid by the Company under this agreement.

As of March 31, 2021, the total amount to be paid for future research and collaboration commitments was approximately $1.1 million and the payments remaining were as follows:

2021 - remaining	$982,387
2022 - 2025	$115,000
Total Collaborative Agreement Obligations	$1,097,387

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f)Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in-kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of March 31, 2021, TAMU has a 12.5% equity interest in Volition Vet.

Volition Germany

On January 10, 2020, the Company, through its wholly owned subsidiary Belgian Volition, acquired an epigenetic reagent company, Octamer GmbH (“Octamer”), based in Munich, Germany, and hired its founder for his expertise and knowledge to be passed to Company personnel. On March 9, 2020, Octamer was renamed to Volition Germany GmbH (or “Volition Germany”).

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

The Company agreed to terms of the transaction on December 13, 2019 and closed on January 10, 2020. Pursuant to the transaction agreement, the Company purchased all outstanding shares of Octamer. In exchange, the Company agreed to issue 73,263 newly-issued restricted shares of Company common stock valued at $333,969 (based on the $4.56 per share volume weighted trading price for the five days prior to December 13, 2019), committed to pay approximately €350,000, subject to adjustments, and agreed to pay off certain Octamer expenses leading up to the agreement (representing net liabilities of $6,535). At closing, the Company issued 73,263 restricted shares of Company common stock, paid an adjusted amount of approximately $357,000 (€321,736) and recorded a holdback liability of $55,404 (€50,000). During the three months ended March 31, 2021, an amount of €43,152 was paid in full settlement of the amount due.

In connection with the transaction agreement, the Company also entered into a two-year Managing Director’s agreement with the founder of Octamer to continue to manage Volition Germany for a payment of €288,000 payable in equal monthly installments over such two-year period and a royalty agreement with the founder providing for the payment of royalties in the amount of 6% of net sales of Volition Germany’s nucleosomes as reagents to pharmaceutical companies for use in the development, manufacture and screening of molecules for use as therapeutic drugs for a period of 5 years post-closing.

The Company recorded approximately $753,000 in compensation expense as a result of cash paid, holdback liability, stock issued and assumption of expenses. As of March 31, 2021, $126,829 is still to be paid by the Company under the Managing Director’s agreement and $229 is payable under the 6% royalty agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f)Other Commitments (continued)

Volition America

On November 3, 2020, the Company entered into a professional services master agreement with Diagnostic Oncology CRO, LLC to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. Under the terms of the agreement Diagnostic Oncology CRO, LLC will provide ad hoc consulting assistance on a project-by-project basis related to the review and assessment of existing data and information to prepare recommended intended use claims and coverage/reimbursement plans to support the preparation of FDA pre-submissions, clinical trial protocol development and study administration, and potential 510k regulatory marketing submissions of the Company’s diagnostic tests, including those proposed for use as an adjunct diagnostic tool for common and aggressive forms of Non-Hodgkin’s Lymphoma. The initial projects contemplated by the agreement relating to Non-Hodgkin’s Lymphoma obligate the Company to pay in aggregate of up to $2.9 million over a period of 22 months. Such payment obligations are on a project-by-project basis as deliverables are executed and subject to certain terms and conditions. Additionally, the Company may terminate the agreement or any project with or without cause upon at least 30 days’ prior written notice. Unless earlier terminated, the term of the agreement is until December 31, 2025 or such later date as when all projects have been completed. As of March 31, 2021, $nil is payable by Company for services rendered under the agreement.

g)Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 9 – Subsequent Events

On April 13, 2021, 20,625 RSUs were settled net of tax withholdings at $3.44 per share that resulted in the issuance of 16,087 shares of common stock.

On April 13, 2021, 5,625 RSUs were settled at $3.44 per share that resulted in the issuance of 5,625 shares of common stock.

Effective May 1, 2021, the Company granted RSUs of 150,000 shares of common stock to a Company employee in exchange for services provided to the Company. These RSUs vest as follows: one-third after 12 months, one-third after 24 months, and the remaining one-third after 36 months and will result in total compensation expense of $496,500.

END NOTES TO FINANCIALS

ITEM 2MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plans,” “forecasts,” “goal,” “aim,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words). In particular, forward-looking statements contained in this Report relate to, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including commercialization and market acceptance; statements concerning clinical studies and results; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors, statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements regarding the anticipated impact of the COVID-19 pandemic and statements relating to the assumptions underlying any of the foregoing.

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

You should read this Report in its entirety, together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 22, 2021, or our Annual Report, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim consolidated financial statements and related condensed notes thereto, which are included in Part I of this Report.

VolitionRx is a multi-national epigenetics company that applies its NucleosomicsTM platform through its subsidiaries to develop simple, easy to use, cost-effective blood tests to help diagnose a range of cancers and some other diseases, including sepsis and COVID-19, that are associated with the presence in the blood of networks of fibers released from activated neutrophils, a phenomenon known as NETosis. We hope that through earlier diagnosis we can help save and improve the quality of human and animals’ lives throughout the world.

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

Volition’s approach is to investigate the epigenetic structure of chromatin and nucleosomes rather than investigating only the DNA sequence. We are continuously developing new technologies including:

•A suite of low cost Nu.Q® immunoassays that can accurately measure nucleosomes containing numerous epigenetic signals or structures, now being developed on a range of different enzyme-linked immunosorbent assay, or ELISA, platforms.

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

Volition has also developed the use of the Nu.Q® technology in veterinary applications and launched its first product, the Nu.Q® Vet Cancer Screening Test, in the fourth quarter of 2020.  We are in the process of developing additional veterinary products, including a treatment monitoring test, a disease recurrence test and a point-of-care platform. Our extensive intellectual property portfolio includes the coverage of veterinary applications.

Commercialization Strategy

Volition believes that given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, Nu.Q® could potentially be used throughout the world. We plan to work with partners to commercialize Nu.Q® worldwide.

Commercialization will take multiple forms in various markets and opportunities including, but not limited to:

•Direct sales of the Nu.Q® Vet Cancer Screening Test.

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

Developments - COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, implementing shelter-in-place orders and significant restrictions on travel, as well as restrictions and guidelines that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

During the year ended December 31, 2020 and through the first quarter of 2021, we have implemented contingency planning to protect the health and well-being of our employees, with the majority of our employees working remotely where possible. We have implemented travel restrictions as well as protocols limiting visitor access to our facilities, and we are following social distancing practices.

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could impact our clinical trials, including:

•delays in enrolling patients in clinical trials;

•delays in sample collection; and

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of our clinical trials.

Plan of Operations

We have identified the main processes and resources required to achieve the near and medium-term objectives of our business plan, including personnel, facilities, equipment, research and testing materials including antibodies and clinical samples, and the protection of intellectual property. To date, operations have proceeded satisfactorily in relation to our business plan, which we continue to evolve. However, it is possible that some resources will not readily become available in a suitable form or on a timely basis or at an acceptable cost. It is also possible that the results of some processes may not be as expected, and that modifications of procedures and materials may be required. Such events could result in delays to the achievement of the near and medium-term objectives of our business plan, in particular the progression of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD and veterinary markets.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of March 31, 2021, we had cash and cash equivalents of approximately $33.1 million.

Net cash used in operating activities was $6.2 million and $4.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in cash used in operating activities for the period ended March 31, 2021 when compared to same period in 2020 was primarily due to higher payroll costs, an increase in prepaid expenditures due to higher director and officer insurance and higher amounts paid to suppliers during the period.

Net cash used in investing activities was $0.5 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase was primarily due to additional purchases of laboratory equipment for our manufacturing facility in Belgium.

Net cash provided by financing activities was $20.2 million for the three months ended March 31, 2021 and net cash used by financing activities was $0.2 million for the comparable period ended March 31, 2020. The increase in cash provided by financing activities for the period ended March 31, 2021 when compared to same period in 2020 was primarily due to $18.9 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2021 and $1.5 million in net cash received from the issuance of shares of common stock under our ATM facility.

The following table summarizes our approximate contractual payments due by year as of March 31, 2021.

Approximate Payments (Including Interest) Due by Year
	Total	2021 (Remaining)	2022 - 2025	2026 +
Description	$	$	$	$
Finance Lease Obligations	711,655	54,872	254,131	402,652
Operating Lease Obligations	341,102	161,855	178,521	726
Grants Repayable	315,788	66,475	149,837	99,476
Long-Term Debt	3,644,038	754,622	2,111,668	777,748
Collaborative Agreements Obligations	1,097,387	982,387	115,000	-
Total	6,109,970	2,020,211	2,809,157	1,280,602

We intend to use our cash reserves to fund further research and development activities and launch new products. We do not currently have significant revenues and expect to rely on additional future financing, through the sale of equity or debt securities, or the sale of licensing rights, to provide sufficient funding to execute our strategic plan. There is no assurance that we will be successful in raising further funds.

In the event that additional financing is delayed, we will prioritize the maintenance of our research and development personnel and facilities, primarily in Belgium, and the maintenance of our patent rights. In such instance, the completion of clinical validation studies and regulatory approval processes for the purpose of bringing products to the IVD markets would be delayed. In the event of an ongoing lack of financing, it may be necessary to discontinue operations, which will adversely affect the value of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2020 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020.

The following table sets forth our results of operations for the three months ended on March 31, 2021, and March 31, 2020, respectively.

	Three Months Ended March 31,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
	$	$	$	%

Royalty	-	240	(240)	(100%)
Product	25,530	304	25,226	>100%
Total Revenues	25,530	544	24,986	>100%

Research and development	3,873,079	3,894,966	(21,887)	(1%)
General and administrative	1,810,160	1,703,522	106,638	6%
Sales and marketing	427,401	273,954	153,447	56%

Total Operating Expenses	6,110,640	5,872,442	238,198	4%

Grant income	-	7,924	(7,924)	(100%)
Interest income	1,721	38,414	(36,693)	(96%)
Interest expense	(42,181)	(33,779)	8,402	25%

Total Other Income (Expenses)	(40,460)	12,559	(53,019)	(>100%)
Net Loss	(6,125,570)	(5,859,339)	266,231	5%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues during the three months ended March 31, 2021 and March 31, 2020, respectively. The main source of revenues during the three months ended March 31, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test via the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $6.1 million for the three months ended March 31, 2021 from $5.9 million for the three months ended March 31, 2020, as a result of the factors described below.

Research and Development Expenses

Research and development expenses were flat at $3.9 million for the three months ended March 31, 2021 and $3.9 million for the three months ended March 31, 2020. Increased personnel expenses, laboratory expenses, and research and collaboration costs were offset by lower antibody costs and lower costs related to the purchase of Octamer (Volition Germany) in the prior year comparative period.

	Three Months Ended March 31,
	2021	2020	Change
	$	$	$
Personnel expenses	1,492,440	1,265,472	226,968
Stock-based compensation	90,127	62,417	27,710
Direct research and development expenses	1,578,660	1,428,438	150,222
Other research and development	465,980	952,351	(486,371)
Depreciation and amortization	245,872	186,288	59,584
Total research and development expenses	3,873,079	3,894,966	(21,887)

General and Administrative Expenses

General and administrative expenses increased to $1.8 million for the three months ended March 31, 2021, from $1.7 million for the three months ended March 31, 2020. This increase in overall general and administrative expenditures was primarily due to increased personnel costs, stock-based compensation costs and legal expenses from capital raises during the period, partly offset by lower foreign exchange differences.

	Three Months Ended March 31,
	2021	2020	Change
	$	$	$
Personnel expenses	617,071	529,179	87,892
Stock-based compensation	333,866	107,265	226,601
Legal and professional fees	564,658	419,857	144,801
Other general and administrative	263,047	590,295	(327,248)
Depreciation and amortization	31,518	56,926	(25,408)
Total general and administrative expenses	1,810,160	1,703,522	106,638

Sales and Marketing Expenses

Sales and marketing expenses increased to $0.4 million for the three months ended March 31, 2021, from $0.3 million for the three months ended March 31, 2020. The increase in costs was primarily due to higher personnel costs and stock-based compensation costs as a result of hiring additional employees.

	Three Months Ended March 31,
	2021	2020	Change
	$	$	$
Personnel expenses	184,137	150,945	33,192
Stock-based compensation	131,349	22,985	108,364
Direct marketing and professional fees	111,915	100,024	11,891
Total sales and marketing expenses	427,401	273,954	153,447

Other Income (Expenses)

For the three months ended March 31, 2021, the Company’s other expenses were $40,460 compared to other income of $12,559 for the three months ended March 31, 2020. This decrease in other income was primarily related to the decrease in interest earned during the period.

Net Loss

For the three months ended March 31, 2021, the Company’s net loss was $6.1 million, an increase of approximately $0.2 million in comparison to a net loss of $5.9 million for the three months ended March 31, 2020. The change was a result of the factors described above.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities, if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through our “at the market offering program” with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. under the Equity Distribution Agreement dated November 10, 2020 (see Note 6 of the notes to the condensed consolidated financial statements).  However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on current facts, historical experiences, information from third party professionals and various other factors that it believes to be reasonable under the circumstances. Actual results could differ materially and adversely from those estimates made by management. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2020, that our disclosure controls and procedures continue to be ineffective as of March 31, 2021, because of material weaknesses in our internal control over financial reporting, as described below and in detail in our Annual Report.

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

As of March 31, 2021, we did not maintain sufficient internal controls over financial reporting in the following areas:

•segregation of duties in some areas of Finance;

•oversight in the area of IT, where certain processes may affect the internal controls over financial reporting; and

•monitoring of review controls with respect to accounting for complex transactions.

We have developed, and are currently implementing, a remediation plan for these material weaknesses. Specifically, we have identified and implemented a system for financial reporting that has allowed further automation of the reporting process, thereby strengthening the control environment over financial reporting. As we continue to evaluate and work to enhance our internal controls over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify our remediation plan considering the Company’s size and growth.

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2021, other than those described above, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Once the Company is engaged in stable business operations and has sufficient personnel and resources available, then our Board of Directors, will establish the following remediation measures to address the aforementioned deficiencies:

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Effective January 1, 2021, the Company issued a warrant to purchase up to 125,000 shares of its common stock, at an exercise price of $3.95 per share, to an officer of the Company as an inducement to employment, which vests in full on January 1, 2022 (subject to continued employment through such date and accelerated vesting upon a change of control) and expires January 1, 2027.

Effective February 1, 2021, the Company issued a warrant to purchase up to 185,000 shares of its common stock, at an exercise price of $4.90 per share, to an officer of the Company as an inducement to employment, which vests in full on February 1, 2022 (subject to continued employment through such date) and expires February 1, 2027.

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

Repurchase of Equity Securities

No equity securities were repurchased during the first quarter of 2021.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1#†	Common Stock Warrant issued by VolitionRx to Gael Forterre, dated January 1, 2021.	10-K	001-36833	10.18	03/22/21
10.2#†	Singapore Volition Pte. Limited Employment Agreement by and between Singapore Volition and Terig Hughes, dated January 27, 2021 and effective February 1, 2021, including the form of Common Stock Warrant attached as Schedule 2.	10-K	001-36833	10.19	03/22/21
10.3#†	Volition America, Inc. Employment Agreement by and between Volition America and Gael Forterre, dated February 1, 2021.	10-K	001-36833	10.20	03/22/21
10.4#†	Consulting Services Agreement by and between Volition Germany and 3F Management SPRL (Gaetan Michel), dated January 29, 2021; First Amendment to Consultancy Services Agreement between Volition Germany and 3F Management SPRL, dated February 1, 2021.	10-K	001-36833	10.21	03/22/21
10.5	Underwriting Agreement, dated February 10, 2021, by and between VolitionRx Limited and Cantor Fitzgerald & Co.	8-K	001-36833	1.1	02/12/21
10.6#†	Volition Veterinary Diagnostics Development, LLC Employment Agreement Chief Executive Officer, by and between Volition Vet and Salvatore Thomas Butera, dated March 25, 2021.					X
10.7#†

Consulting Services Agreement by and between Volition Germany and 3F Management SPRL (Gaetan Michel), dated January 29, 2021; First Amendment dated February 1, 2021; Second Amendment dated May 1, 2021.

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

†Portions of this exhibit are redacted pursuant to Item 601(a)(6) and/or Item (b)(10)(iv) under Regulation S-K. The registrant agrees to furnish supplementally any omitted schedules to the SEC upon request.

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

VOLITIONRX LIMITED

Dated: May 11, 2021	By: /s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: May 11, 2021	By: /s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)