Form 10-Q
period 2021-06-30
VOLITIONRX LTD
filed 2021-08-11
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	VNRX	NYSE American, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of August 5, 2021, there were 53,145,239 shares of the registrant's $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

Use of Terms

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to the "Company," "VolitionRx," "Volition," "we," "us," and "our" are references to VolitionRx Limited and its wholly-owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc., Volition Germany GmbH, and its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC. Additionally, unless otherwise specified, all references to "$" refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to herein are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; statements regarding the anticipated impact of the COVID-19 pandemic and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as "may," "believe," "will," "could," "project," "anticipate," "expect," "estimate," "should," "continue," "potential," "plan," "forecasts," "goal," "seek," "intend," other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

We have based our forward-looking statements on our current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance, to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. For instance, if we fail to develop and commercialize diagnostic products, we may be unable to execute our plan of operations. Other risks and uncertainties include those associated with:

•	the COVID-19 pandemic;
•	our failure to obtain necessary regulatory clearances or approvals to distribute and market future products in the veterinary or clinical in-vitro diagnostics, or IVD, market;
•	a failure by the marketplace to accept the products in our development pipeline or any other diagnostic products we might develop;
•	our failure to secure adequate intellectual property protection;
•	the potential obsolescence of our intended products due to the highly competitive nature of the diagnostics market and its rapid technological change; and
•	other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission, or the SEC.

In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 22, 2021, or our Annual Report, this Report, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30,	December 31,
	2021	2020
	$	$
ASSETS	(UNAUDITED)

Current Assets
Cash and cash equivalents	27,913,169	19,444,737
Accounts receivable	15,832	7,118
Prepaid expenses	935,498	303,178
Other current assets	527,827	576,660
Total Current Assets	29,392,326	20,331,693

Property and equipment, net	5,266,646	5,171,134
Operating lease right-of-use assets	318,393	326,085
Intangible assets, net	266,586	321,641
Total Assets	35,243,951	26,150,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	1,083,214	1,539,547
Accrued liabilities	3,152,019	3,491,740
Management and directors' fees payable	91,695	55,174
Current portion of long-term debt	822,369	841,319
Current portion of finance lease liabilities	55,335	59,930
Current portion of operating lease liabilities	157,911	179,624
Current portion of grant repayable	35,554	69,218
Total Current Liabilities	5,398,097	6,236,552

Long-term debt, net of current portion	2,219,748	2,606,885
Finance lease liabilities, net of current portion	557,338	601,967
Operating lease liabilities, net of current portion	166,085	151,828
Grant repayable, net of current portion	273,138	259,603
Total Liabilities	8,614,406	9,856,835

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 53,144,082 shares and 48,607,017 shares, respectively	53,144	48,607
Additional paid-in capital	148,468,001	126,526,239
Accumulated other comprehensive income (loss)	29,607	(59,978)
Accumulated deficit	(121,817,065)	(110,173,971)
Total VolitionRx Limited Stockholders' Equity	26,733,687	16,340,897
Non-controlling interest	(104,142)	(47,179)
Total Stockholders' Equity	26,629,545	16,293,718

Total Liabilities and Stockholders' Equity	35,243,951	26,150,553

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Expressed in United States Dollars, except share numbers)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Revenues
Royalty	-	1,872	-	2,112
Product	24,782	3,322	50,312	3,626
Total Revenues	24,782	5,194	50,312	5,738

Operating Expenses
Research and development	3,649,469	3,492,845	7,522,547	7,387,811
General and administrative	1,816,599	1,508,836	3,626,759	3,212,358
Sales and marketing	459,371	215,891	886,772	489,845
Total Operating Expenses	5,925,439	5,217,572	12,036,078	11,090,014

Operating Loss	(5,900,657)	(5,212,378)	(11,985,766)	(11,084,276)

Other Income (Expenses)
Grant income	391,532	90,946	391,532	98,870
(Loss) / Gain on disposal of fixed assets	(26,166)	93,202	(26,167)	93,202
Interest income	492	7,741	2,213	46,155
Interest expense	(39,688)	(22,604)	(81,869)	(56,383)

Total Other Income (Expenses)	326,170	169,285	285,709	181,844

Net Loss	(5,574,487)	(5,043,093)	(11,700,057)	(10,902,432)
Net Loss attributable to Non-Controlling Interest	47,539	5,779	56,963	15,346
Net Loss attributable to VolitionRx Limited Stockholders	(5,526,948)	(5,037,314)	(11,643,094)	(10,887,086)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(44,548)	(74,320)	89,585	299,606
Net Comprehensive Loss	(5,619,035)	(5,117,413)	(11,610,472)	(10,602,826)

Net Loss Per Share - Basic and Diluted attributable to VolitionRx Limited	(0.10)	(0.12)	(0.22)	(0.26)

Weighted Average Shares Outstanding
- Basic and Diluted	52,947,173	43,414,318	51,943,534	42,312,172

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2020	48,607,017	48,607	126,526,239	(59,978)	(110,173,971)	(47,179)	16,293,718

Common stock issued for cash	4,183,533	4,184	20,324,744	-	-	-	20,328,928
Common stock issued for cashless exercise of stock options and settlement of RSUs	80,451	80	(80)	-	-	-	-
Stock-based compensation	-	-	555,342	-	-	-	555,342
Tax withholdings paid related to stock-based compensation	-	-	(23,758)	-	-	-	(23,758)
Foreign currency translation	-	-	-	134,133	-	-	134,133
Net loss for the period	-	-	-	-	(6,116,146)	(9,424)	(6,125,570)

Balance, March 31, 2021	52,871,001	52,871	147,382,487	74,155	(116,290,117)	(56,603)	31,162,793

Common stock issued for cash	251,369	251	854,460	-	-	-	854,711
Common stock issued for cashless exercise of stock options and settlement of RSUs	21,712	22	(22)	-	-	-	-
Stock-based compensation	-	-	337,744	-	-	-	337,744
Tax withholdings paid related to stock-based compensation	-	-	(106,668)	-	-	-	(106,668)
Foreign currency translation	-	-	-	(44,548)	-	-	(44,548)
Net loss for the period	-	-	-	-	(5,526,948)	(47,539)	(5,574,487)

Balance, June 30, 2021	53,144,082	53,144	148,468,001	29,607	(121,817,065)	(104,142)	26,629,545

(The accompanying notes are an integral part of these condensed consolidated financial statements)

 VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2019	41,125,303	41,125	103,853,627	125,670	(89,821,856)	-	14,198,566
Common stock issued for Director compensation in Volition Germany	73,263	73	333,896	-	-	-	333,969
Common stock issued for cashless exercise of stock options	19,430	20	(20)	-	-	-	-
Stock-based compensation	-	-	192,669	-	-	-	192,669
Stock repurchase	(11,364)	(11)	(54,423)	-	-	-	(54,434)
Foreign currency translation	-	-	-	373,926	-	-	373,926
Net loss for the period	-	-	-	-	(5,849,772)	(9,567)	(5,859,339)
Balance, March 31, 2020	41,206,632	41,207	104,325,749	499,596	(95,671,628)	(9,567)	9,185,357

Common stock issued for cash, net	5,452,922	5,453	14,229,160	-	-	-	14,234,613
Stock-based compensation	-	-	360,640	-	-	-	360,640
Foreign currency translation	-	-	-	(74,320)	-	-	(74,320)
Net loss for the period	-	-	-	-	(5,037,314)	(5,779)	(5,043,093)
Balance, June 30, 2020	46,659,554	46,660	118,915,549	425,276	(100,708,942)	(15,346)	18,663,197

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States Dollars)

	Six Months Ended June 30,
	2021	2020
	$	$
Operating Activities
Net loss	(11,700,057)	(10,902,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471,754	359,233
Amortization of operating lease right-of-use assets	99,035	125,871
Loss (Gain) on disposal of fixed assets	26,166	(93,202)
Stock-based compensation	893,086	553,309
Common stock issued for Director compensation in Volition Germany	-	333,969
Changes in operating assets and liabilities:
Prepaid expenses	(632,320)	(317,795)
Accounts receivable	(8,682)	(3,223)
Other current assets	50,605	(109,213)
Accounts payable and accrued liabilities	(630,236)	959,425
Management and directors' fees payable	(36,791)	(10,497)
Right-of-use assets operating leases liabilities	(98,789)	(125,331)
Net Cash Used In Operating Activities	(11,566,229)	(9,229,886)

Investing Activities:
Purchases of property and equipment	(703,180)	(597,366)
Net Cash Used In Investing Activities	(703,180)	(597,366)

Financing Activities:
Net proceeds from issuances of common stock	21,183,639	14,234,613
Tax withholdings paid related to stock-based compensation	(130,426)	-
Common stock repurchased	-	(54,434)
Proceeds from grants repayable	37,672	3,802
Proceeds from long-term debt	79,614	-
Payments on long-term debt	(383,782)	(234,172)
Payments on grants repayable	(47,830)	-
Payments on finance lease obligations	(29,347)	(69,483)
Net Cash Provided By Financing Activities	20,709,540	13,880,326

Effect of foreign exchange on cash	28,301	286,024

Net Change in Cash	8,468,432	4,339,098
Cash and cash equivalents - Beginning of Period	19,444,737	16,966,168
Cash and cash equivalents - End of Period	27,913,169	21,305,266

Supplemental Disclosures of Cash Flow Information:
Interest paid	81,869	56,383
Non-Cash Financing Activities:
Common stock issued on cashless exercises of stock options	80	20
Offering costs from issuance of common stock	119,029	1,229,169

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of VolitionRx Limited (the "Company", "VolitionRx," "we" or "us") for the three and six months ended June 30, 2021 and June 30, 2020, respectively, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position as of June 30, 2021, and our results of operations and cash flows for the periods ended June 30, 2021 and June 30, 2020, respectively. The results of operations for the periods ended June 30, 2021 and June 30, 2020, respectively, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the "SEC") on March 22, 2021.

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

The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended June 30, 2021 include the accounts of the Company and its subsidiaries. The Company has one wholly-owned subsidiary, Singapore Volition Pte. Limited ("Singapore Volition"). Singapore Volition has one wholly-owned subsidiary, Belgian Volition SRL ("Belgian Volition"). Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited ("Volition Diagnostics"), Volition America, Inc. ("Volition America"), Volition Germany GmbH ("Volition Germany"), and its one majority-owned subsidiary Volition Veterinary Diagnostics Development LLC ("Volition Vet"). See Note 8(f) for more information regarding Volition Vet and Volition Germany. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of June 30, 2021, cash and cash equivalents totaled approximately $27.9 million, of which $20.2 million was held in an overnight money market account.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of June 30, 2021, the accounts receivable balance was $15,832 and the allowance for doubtful debts was $nil.

Revenue Recognition

The Company adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," effective January 1, 2019. Under ASC 606, the Company recognizes revenues when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

The Company generates product revenues from the sale of its Nu.Q® Vet Cancer Screening Test, from the sale of nucleosomes, and from the sale of Research Use Only kits pursuant to its license agreement with Active Motif, Inc. ("Active Motif") from which the Company receives royalties. In addition, revenue is received from external third parties for services the Company performs for them in its laboratory.

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

Royalty

The Company receives royalty revenues on the net sales recognized during the period in which the revenue is earned, and the amount is determinable from the licensee. These are presented in "Royalty" in the consolidated statements of operations and comprehensive loss. The Company does not have future performance obligations under this revenue stream. In accordance with ASC 606, the Company records these revenues based on estimates of the net sales that occurred during the relevant period from the licensee. The relevant period estimates of these royalties are based on preliminary gross sales data provided by Active Motif and analysis of historical gross-to-net adjustments. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known.

Product

The Company includes revenue from product sales recognized during the period in which goods are shipped to third parties, and the amount is deemed collectable from the third parties. These are presented in "Product" in the consolidated statements of operations and comprehensive loss.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Services

The Company includes revenue recognized from laboratory services performed in the Company's laboratory on behalf of third parties in "Services" in the consolidated statements of operations and comprehensive loss.

For each development and/or commercialization agreement that results in revenues, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company's control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2021, 4,732,235 potential common shares equivalents from warrants, options, and restricted stock units ("RSUs") were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. The Company has reclassified the prior period comparative amounts in the statement of stockholders' equity and cash flows to be consistent with the current year classification.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

COVID-19 Pandemic Impact

As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which the Company operates. As a result of the COVID-19 pandemic, the Company has experienced and may continue to experience disruptions that could impact our clinical trials, including delays enrolling patients and in sample collection.

The extent to which the COVID-19 pandemic will impact the Company's business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the COVID-19 pandemic, the development of new variants of the COVID-19 virus that may be more contagious or virulent than previous versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $121.8 million, has negative cash flows from operations, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company's property and equipment consisted of the following amounts as of June 30, 2021 and December 31, 2020:

				June 30,
				2021
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	579,410	455,285	124,125
Laboratory equipment	5 years	3,026,194	1,271,580	1,754,614
Office furniture and equipment	5 years	297,841	193,087	104,754
Buildings	30 years	2,293,345	239,727	2,053,618
Building improvements	5-15 years	1,310,063	222,745	1,087,318
Land	Not amortized	142,217	-	142,217
		7,649,070	2,382,424	5,266,646

				December 31,
				2020
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	550,254	412,805	137,449
Laboratory equipment	5 years	2,586,997	1,060,153	1,526,844
Office furniture and equipment	5 years	271,656	171,247	100,409
Buildings	30 years	2,366,236	207,111	2,159,125
Building improvements	5-15 years	1,285,383	184,813	1,100,570
Land	Not amortized	146,737	-	146,737
		7,207,263	2,036,129	5,171,134

During the six-month periods ended June 30, 2021 and June 30, 2020, the Company recognized $425,187 and $316,405, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company's intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets' estimated useful lives, which range from 8 to 20 years.

June 30,
2021
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,219,693	953,107	266,586

December 31,
2020
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,256,064	934,423	321,641

During the six-month periods ended June 30, 2021 and June 30, 2020, the Company recognized $46,567 and $42,828, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2021 - remaining	$45,326
2022	$91,015
2023	$91,015
2024	$39,230
2025	$-
Total Intangible Assets	$266,586

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 Topic "Property, Plant and Equipment" as of December 31, 2020. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2020.

Note 5 - Related Party Transactions

Refer to Note 6, Common Stock, for common stock issued to related parties and Note 7, Stock-Based Compensation, for stock options, warrants and RSUs issued to related parties. The Company has agreements with related parties for the purchase of products and consultancy services which are accrued under management and directors' fees payable (see condensed consolidated balance sheets).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of June 30, 2021, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 53,144,082 and 48,607,017 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

Stock Option Exercises and RSU Settlements

From January 13, 2021 to March 19, 2021, 7,634 stock options were exercised to purchase shares of common stock at $3.35 per share in a cashless exercise that resulted in the issuance of 948 shares of common stock.

On January 20, 2021, 5,000 RSUs vested and resulted in the issuance of 3,000 shares of common stock (the remaining 2,000 shares were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan).

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

On April 13, 2021, 26,250 RSUs vested and resulted in the issuance of 21,712 shares of common stock (the remaining 4,538 shares were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan).

Equity Capital Raise

On February 10, 2021, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Cantor Fitzgerald & Co. (the "Underwriter") in connection with an underwritten public offering of 3,809,524 shares (the "Firm Shares") of the Company's common stock pursuant to the Company's shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248). The Underwriter purchased the Firm Shares from the Company at a price of $4.9533 per share on February 12, 2021. The net proceeds received by the Company for the sale and issuance of the Firm Shares were approximately $18.9 million. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 30 days, to purchase up to an additional 571,428 shares of Common Stock at the same price per share as the Firm Shares which option was not exercised.

Equity Distribution Agreements

On November 10, 2020, the Company entered into an equity distribution agreement (the "2020 EDA") with Cantor Fitzgerald & Co. ("Cantor") and Oppenheimer & Co. Inc. ("Oppenheimer"), to sell shares of its common stock having an aggregate offering price of up to $25.0 million from time-to-time, through an "at the market offering program" pursuant to the Company's effective "shelf" registration statement on Form S-3 (File No. 333-227248) and related prospectuses, through Cantor and Oppenheimer each acting as the Company's agent and/or principal. The Company is not obligated to sell any shares under the 2020 EDA. During the three months ended June 30, 2021, the Company raised aggregate net proceeds (net of broker's commissions and fees) of $857,211 under the 2020 EDA through the sale of 251,369 shares of its common stock. From inception through June 30, 2021, the Company raised aggregate net proceeds (net of broker's commissions and fees) of $1,201,167 under the 2020 EDA through the sale of 316,769 shares of its common stock.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

On September 7, 2018, the Company entered into an equity distribution agreement (as amended, the "2018 EDA") with Oppenheimer to sell shares of common stock having an aggregate offering price of up to $10.0 million from time-to-time, through an "at the market offering program" pursuant to the Company's effective "shelf" registration statement on Form S-3 (File No 333-227248) and related prospectuses, through Oppenheimer acting as the Company's agent and/or principal. From inception through March 31, 2021, the Company raised aggregate net proceeds (net of broker's commissions and fees) of approximately $9.7 million under the 2018 EDA through the sale of 2,539,606 shares of its common stock and fully utilized the availability under the 2018 EDA during the quarter ended March 31, 2021. No further sales will be made under the 2018 EDA.

Note 7 - Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the six-month period ended June 30, 2021:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2020	175,000	2.75
Granted	310,000	4.52
Outstanding at June 30, 2021	485,000	3.88

Exercisable at June 30, 2021	125,000	2.47

Effective January 1, 2021, the Company granted warrants to purchase 125,000 shares of common stock to a Company employee for services to the Company. These warrants vest on January 1, 2022 (subject to continued employment through such date) and expire on January 1, 2027, with an exercise price of $3.95 per share. The Company has calculated the estimated fair market value of these warrants at $242,877, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $3.95, exercise price $3.80, 74.53% volatility, 0.50% risk free rate, and no forfeiture rate.

Effective February 1, 2021, the Company granted warrants to purchase 185,000 shares of common stock to a Company employee for services to the Company. These warrants vest on February 1, 2022 (subject to continued employment through such date) and expire on February 1, 2027, with an exercise price of $4.90 per share. The Company has calculated the estimated fair market value of these warrants at $459,352, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $4.90, exercise price $4.80, 75.03% volatility, 0.59% risk free rate, and no forfeiture rate.

Below is a table summarizing the warrants issued and outstanding as of June 30, 2021, which have an aggregate weighted average remaining contractual life of 4.46 years.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
125,000	125,000	2.47	0.83	308,750
50,000	-	3.45	4.67	172,500
185,000	-	4.90	5.59	906,500
125,000	-	3.95	5.51	493,750
485,000	125,000			1,881,500

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

a) Warrants (continued)

Stock-based compensation expense related to warrants of $337,823 and $41,587 was recorded in the six months ended June 30, 2021 and June 30, 2020, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $402,971 and is expected to be recognized over a period of 0.59 years. As of June 30, 2021, the total intrinsic value of warrants outstanding was $102,500.

b) Options

The following table summarizes the changes in options outstanding of the Company during the six-month period ended June 30, 2021:

		Weighted
		Average
	Number of	Exercise
	Options	Price ($)
Outstanding at December 31, 2020	4,278,619	4.00
Granted	40,000	3.60
Exercised	(277,634)	4.19
Outstanding at June 30, 2021	4,040,985	3.99

Exercisable at June 30, 2021	3,990,985	3.99

Effective May 20, 2021, the Company granted stock options to purchase 40,000 shares of common stock to a Company employee in exchange for services provided to the Company. These options vest on May 20, 2022 and expire five years after the vesting date, with an exercise price of $3.60 per share. The Company has calculated the estimated fair market value of these options at $73,641, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $3.50, exercise price $3.60, 76.16% volatility, 0.58% risk free rate, and no forfeiture rate.

Below is a table summarizing the options issued and outstanding as of June 30, 2021, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 2.54 years. As of June 30, 2021, an aggregate of 6,000,000 shares of common stock were authorized for issuance under the 2015 Stock Incentive Plan, of which 1,968,852 shares of common stock remained available for future issuance thereunder.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
635,000	635,000	3.25	3.62	2,063,750
2,717	2,717	3.35	0.18	9,102
10,000	-	3.40	5.42	34,000
860,000	820,000	3.60	4.85	3,096,000
1,682,837	1,682,837	4.00	1.26	6,731,348
15,268	15,268	4.35	0.65	66,416
89,163	89,163	4.38	2.57	390,534
50,000	50,000	4.80	1.51	240,000
696,000	696,000	5.00	1.74	3,480,000
4,040,985	3,990,985			16,111,150

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

b) Options (continued)

Stock-based compensation expense related to stock options of $418,292 and $482,103 was recorded in the six months ended June 30, 2021 and June 30, 2020, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $72,095 and is expected to be recognized over a period of 0.89 years. As of June 30, 2021, the total intrinsic value of stock options outstanding was $25,400.

c) Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2021, all of which were issued pursuant to the 2015 Stock Incentive Plan.

	Number of RSUs	Share Price ($)
Outstanding at December 31, 2020	67,500	3.47
Granted	185,000	3.37
Vested	(31,250)	3.56
Cancelled	(15,000)	3.30
Outstanding at June 30, 2021	206,250	3.38

Effective January 1, 2021, the Company granted RSUs of 5,000 shares of common stock to a Company employee in exchange for services provided to the Company. These RSUs vested immediately, on January 1, 2021 and resulted in the issuance of 3,000 shares (the remaining 2,000 shares were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan) and total compensation expense of $19,450.

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

On April 13, 2021, 26,250 RSUs vested and resulted in the issuance of 21,712 shares (the remaining 4,538 shares were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan).

Effective May 1, 2021, the Company granted RSUs of 150,000 shares of common stock to an employee in exchange for services provided to the Company. These RSUs vest over three years with 50,000 units vesting on each of May 1, 2022, May 1, 2023 and May 1, 2024, respectively, and will result in total compensation expense of $496,500

 VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2021 and which have an aggregate weighted average remaining contractual life of 1.62 years.

		Weighted
		Average
		Remaining
Number	Share	Contractual
Outstanding	Price ($)	Life (Years)
150,000	3.31	1.84
26,250	3.52	0.39
30,000	3.59	1.23
206,250

Stock-based compensation expense related to RSUs of $136,971 and $29,619 was recorded in the six months ended June 30, 2021 and June 30, 2020, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $568,243. As of June 30, 2021, the total intrinsic value of the RSUs outstanding was $nil.

Note 8 - Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a real estate finance lease with ING Asset Finance Belgium S.A. ("ING") to purchase a property located in Belgium for €1.12 million, maturing in May 2031 with implicit interest of 2.62%. As of June 30, 2021, the balance payable was $606,213.

In 2018, the Company entered into a capital lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000, maturing in January 2022 with implicit interest of 1.35%. The leased equipment is amortized on a straight-line basis over 5 years. As of June 30, 2021, the balance payable was $6,460.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2021.

2021 - remaining	$36,917
2022	$65,234
2023	$63,745
2024	$63,744
2025	$63,744
Greater than 5 years	$406,356
Total	$699,740
Less: Amount representing interest	$(87,067)
Present value of minimum lease payments	$612,673

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Obligations

As all the existing leases subject to the new lease standard ASC 842 ("Leases") were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so the Company used its incremental borrowing rate as the discount rate. The Company's weighted average discount rate is 4.49% and the weighted average remaining lease term is 33 months.

As of June 30, 2021, operating lease right-of-use assets and liabilities arising from operating leases were $318,393 and $323,996, respectively. During the six months ended June 30, 2021, cash paid for amounts included for the measurement of lease liabilities was $44,059 and the Company recorded operating lease expense of $44,355.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2021.

2021 - remaining	$103,130
2022	$101,644
2023	$76,422
2024	$50,027
2025	$5,417
Total Operating Lease Obligations	$336,640
Less: Amount representing interest	$(12,644)
Present Value of minimum lease payments	$323,996

The Company's office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the six months ended June 30, 2021, $37,417 was recognized in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2021 - remaining	$38,855
2022	$38,222
Total Operating Lease Liabilities	$77,077

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6% royalty on revenue, is equal to twice the amount of funding received. As of June 30, 2021, the grant balance repayable was $65,183.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000. Per the terms of the agreement, €181,500 of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of June 30, 2021, the grant balance repayable was $127,215.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

c) Grants Repayable (continued)

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433. Per the terms of the agreement, €278,830 of the grant is to be repaid by installments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of June 30, 2021, the grant balance repayable was $55,040.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000. Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of June 30, 2021, the grant balance repayable was $61,254.

As of June 30, 2021, the total grant balance repayable was $308,692 and the payments remaining were as follows:

2021 - remaining	$-
2022	$46,138
2023	$44,367
2024	$19,253
2025	$21,194
Greater than 5 years	$177,740
Total Grants Repayable	$308,692

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing in December 2023. As of June 30, 2021, the principal balance payable was $220,175.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing in December 2031. As of June 30, 2021, the principal balance payable was $238,224.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 with a fixed interest rate of 4.00%, maturing in June 2021. As of June 30, 2021, the principal balance payable was $0.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing in September 2024. As of June 30, 2021, €1 million had been drawn down under this agreement and the principal balance payable was $888,857.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.0%, maturing in June 2022. As of June 30, 2021, the principal balance payable was $177,839.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.80%, maturing in September 2024. As of June 30, 2021, the principal balance payable was $553,460.

On October 13, 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of June 30, 2021, the principal balance payable was $963,562.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

d) Long-Term Debt (continued)

As of June 30, 2021, the total balance for long-term debt payable was $3,042,117 and the payments remaining were as follows:

2021 - remaining	$508,394
2022	$779,595
2023	$678,071
2024	$527,666
2025	$145,755
Greater than 5 years	$784,900
Total	$3,424,381
Less: Amount representing interest	$(382,264)
Total Long-Term Debt	$3,042,117

e) Collaborative Agreement Obligations

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a five-year period for €400,000. As of June 30, 2021, $237,029 is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year period for a cost to the Company of up to $2.55 million payable over such period. As of June 30, 2021, $510,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a research collaboration agreement with the University of Taiwan for a two-year period to collect a total of 1,200 samples for a cost to the Company of up to $320,000 payable over such period. As of June 30, 2021, $0 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University ("TAMU") in consideration for the license granted to the Company for a five-year period for a cost to the Company of up to $400,000 payable over such period. As of June 30, 2021, $122,123 is still to be paid by the Company under this agreement.

On September 16, 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for six months for a cost to the Company of €54,879. Subsequently the parties entered into an amendment to the agreement with an additional cost to the Company of €155,115. As of June 30, 2021, $94,947 is still to be paid by the Company under the amended agreement.

As of June 30, 2021, the total amount to be paid for future research and collaboration commitments was approximately $964,099 and the payments remaining were as follows:

2021 - remaining	$842,026
2022 - 2025	$122,073
Total Collaborative Agreement Obligations	$964,099

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of June 30, 2021, TAMU has a 12.5% equity interest in Volition Vet.

Volition Germany

On January 10, 2020, the Company, through its wholly-owned subsidiary Belgian Volition, acquired an epigenetic reagent company, Octamer GmbH ("Octamer"), based in Munich, Germany, and hired its founder for his expertise and knowledge to be passed to Company personnel. On March 9, 2020, Octamer was renamed to Volition Germany GmbH (or "Volition Germany").

Upon considering the definition of a business, as defined in ASC 805 "Business Combinations," paragraph 805-10-20, which is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return, the Company has determined that this did not constitute a business. This is primarily due to the fact that additional inputs are needed in the form of training personnel further to produce outputs. Accordingly, the Company has treated this transaction as the hiring of a member of management, described below, rather than accounting for the transaction as a business combination.

The Company agreed to terms of the transaction on December 13, 2019 and closed on January 10, 2020. Pursuant to the transaction agreement, the Company purchased all outstanding shares of Octamer. In exchange, the Company agreed to issue 73,263 newly issued restricted shares of Company common stock valued at $333,969 (based on the $4.56 per share volume weighted trading price for the five days prior to December 13, 2019), committed to pay approximately €350,000, subject to adjustments, and agreed to pay off certain Octamer expenses leading up to the agreement (representing net liabilities of $6,535). At closing, the Company issued 73,263 restricted shares of Company common stock, paid an adjusted amount of approximately $357,000 (€321,736) and recorded a holdback liability of $55,404 (€50,000). During the three months ended March 31, 2021, an amount of €43,152 was paid in full settlement of the amount due.

In connection with the transaction agreement, the Company also entered into a two-year Managing Director's agreement with the founder of Octamer to continue to manage Volition Germany for a payment of €288,000 payable in equal monthly installments over such two-year period and a royalty agreement with the founder providing for the payment of royalties in the amount of 6% of net sales of Volition Germany's nucleosomes as reagents to pharmaceutical companies for use in the development, manufacture and screening of molecules for use as therapeutic drugs for a period of five years post-closing.

During the three months ended March 31, 2020, the Company recorded approximately $753,000 in January 2020 as compensation expense as a result of cash paid in, holdback liability, stock issued and assumption of expenses. As of June 30, 2021, $85,330 is still to be paid by the Company under the Managing Director's agreement and $229 is payable under the 6% royalty agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

f) Other Commitments (continued)

Volition America

On November 3, 2020, the Company entered into a professional services master agreement with Diagnostic Oncology CRO, LLC to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. Under the terms of the agreement Diagnostic Oncology CRO, LLC will provide ad hoc consulting assistance on a project-by-project basis related to the review and assessment of existing data and information to prepare recommended intended use claims and coverage/reimbursement plans to support the preparation of FDA pre-submissions, clinical trial protocol development and study administration, and potential 510k regulatory marketing submissions of the Company's diagnostic tests, including those proposed for use as an adjunct diagnostic tool for common and aggressive forms of Non-Hodgkin's Lymphoma. The initial projects contemplated by the agreement relating to Non-Hodgkin's Lymphoma obligate the Company to pay in aggregate of up to $2.9 million over a period of 22 months. Such payment obligations are on a project-by-project basis as deliverables are executed and subject to certain terms and conditions. Additionally, the Company may terminate the agreement or any project with or without cause upon at least 30 days' prior written notice. Unless earlier terminated, the term of the agreement is until December 31, 2025 or such later date as when all projects have been completed. As of June 30, 2021, $18,344 is payable by Company for services rendered under the agreement.

g) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

Note 9 - Subsequent Events

On July 14, 2021, the Board of Directors of the Company amended the terms of certain outstanding options granted pursuant to the 2011 Equity Incentive Plan such that (i) the expiration date for outstanding options to purchase up to an aggregate of 292,000 shares of the Company's common stock, granted on July 23, 2015, was extended from five years and six months after vesting to ten years from the date of grant, or an expiration date of July 23, 2025, (ii) the expiration date for outstanding options to purchase up to an aggregate of 6,367 shares of the Company's common stock, granted on March 20, 2013, was extended from six years after vesting to ten years from the date of grant, or an expiration date of March 20, 2023, and (iii) the expiration date for outstanding options to purchase up to an aggregate of 8,151 shares of the Company's common stock, granted September 2, 2013, was extended from six years after vesting to ten years from the date of grant, or an expiration date of September 2, 2023. As a result of these amendments $452,433 will be recorded as additional options expense.

From July 1 to August 5, 2021, the Company raised aggregate net proceeds (net of broker's commissions and fees) of approximately $3,830 under the 2020 EDA through the sale of 1,157 shares of its common stock.

Effective August 3, 2021, the Company granted stock options to purchase an aggregate maximum of 926,640 shares of common stock, pursuant to the 2015 Stock Incentive Plan, to various designated directors, officers and employees, with an exercise price of $3.40 per share. The actual number of options that are eligible for the time-based vesting is fixed based upon the timely achievement of certain pre-determined corporate milestones by the Company as set forth in the grant documents. The options eligible for vesting shall vest in two equal installments at 12 months and 24 months from the grant date, subject to continued service and expire 10 years from the date of grant.

Effective August 3, 2021, the Company granted RSUs for an aggregate maximum of 460,191 shares of common stock, pursuant to the 2015 Stock Incentive Plan, to various designated directors, officers and employees. The actual number of RSUs that are eligible for the time-based vesting is fixed based upon the timely achievement of certain pre-determined corporate milestones by the Company as set forth in the grant documents. The RSUs eligible for vesting shall vest in two equal installments at 12 months and 24 months from the grant date, subject to continued service.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties, including those related to the anticipated impact on our business from, and our response to, the COVID-19 pandemic. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled "Risk Factors" in this Report and in our Annual Report, as well as our other public filings with the SEC. Please refer to the section of this Report entitled "Cautionary Note Regarding Forward-Looking Statements" for additional information.

Company Overview

VolitionRx is a multi-national epigenetics company that applies its NucleosomicsTM platform through its subsidiaries to develop simple, easy to use, cost-effective blood tests to help diagnose a range of cancers and some other diseases, including sepsis and COVID-19, that are associated with the presence in the blood of networks of fibers released from activated neutrophils, a phenomenon known as NETosis. We hope that through earlier diagnosis we can help save and improve the quality of human and animals' lives throughout the world.

Our assays are based on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid, since changes in these parameters are an indication that disease is present.

Volition's approach is to investigate the epigenetic structure of chromatin and nucleosomes rather than investigating only the DNA sequence. We are continuously developing new technologies including:

•

A suite of low cost Nu.Q® immunoassays that can accurately measure nucleosomes containing numerous epigenetic signals or structures, now being developed on a range of different enzyme-linked immunosorbent assay, or ELISA, platforms.

•

Nu.Q® Capture technology to isolate or enrich nucleosomes containing particular epigenetic signals or structures for a wide range of potential scientific and medical applications, e.g., the enrichment of nucleosomes of tumor origin in blood samples taken from cancer patients.

•

The production of synthetic (recombinant) nucleosomes, containing exact defined epigenetic signals and structures, which is now in-house. These nucleosomes are used to ensure maximal accuracy of Nu.Q® immunoassay tests but also have many other applications including Research Use Only, or RUO, kits and as tools in epigenetic drug development.

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

Commercialization will take multiple forms in various markets and opportunities including, but not limited to:

•	Licensing and direct sales of the Nu.Q® Vet Cancer Screening Test.
•	Sales of veterinary clinical products utilizing Nu.Q® Vet assays and/or Nu.Q® Capture reagents through distributor networks.
•	Licensing of intellectual property, or IP, for clinical products utilizing Nu.Q® assays and/or Nu.Q® Capture reagents.
•	Sales of clinical products utilizing Nu.Q® assays and/or Nu.Q® Capture reagents through distributor networks.
•	Licensing of IP for RUO kit sales of Nu.Q® assays and/or Nu.Q® Capture reagents.
•	Licensing of IP for laboratory developed patient testing services utilizing Nu.Q® assays and/or Nu.Q® Capture reagents.
•	Provision of direct research services in the processing of samples using Nu.Q® RUO assays and/or Nu.Q® Capture.

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

Throughout 2020 and the first six months of 2021, we have implemented contingency planning to protect the health and well-being of our employees, with the majority of our employees working remotely where possible. We have implemented travel restrictions as well as protocols limiting visitor access to our facilities, and we are following social distancing practices.

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could impact our clinical trials, including:

•	delays in enrolling patients in clinical trials;
•	delays in sample collection; and
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of our clinical trials.

The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the COVID-19 pandemic, the development of new variants of the COVID-19 virus that may be more contagious or virulent than previous versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of June 30, 2021, we had cash and cash equivalents of approximately $27.9 million.

Net cash used in operating activities was $11.6 million and $9.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in cash used in operating activities for the period ended June 30, 2021 when compared to same period in 2020 was primarily due to increased payroll costs reflecting growth in staff numbers, higher legal and professional fees in relation to the registered public offering and an increase in marketing expenses.

Net cash used in investing activities was $0.7 million and $0.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase was primarily due to purchases of laboratory equipment.

Net cash provided by financing activities was $20.7 million and $13.9 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase in cash provided by financing activities for the period ended June 30, 2021 when compared to same period in 2020 was primarily due to $18.9 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2021, $1.2 million in cash received from the issuance of shares of common stock pursuant to the 2018 Equity Distribution Agreement and $1.2 million in cash received from the issuance of shares of common stock pursuant to the 2020 Equity Distribution Agreement, compared to $12.7 million in net cash received from the issuance of shares of common stock in a registered public offering in May 2020 and $1.7 million in cash received from the issuance of shares of common stock pursuant to the 2018 Equity Distribution Agreement. For additional information on the "at the market offering program," refer to Note 6, Common Stock - Equity Distribution Agreements, of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes our approximate contractual payments due by year as of June 30, 2021.

Approximate Payments (Including Interest) Due by Year

	Total	2021 (Remaining)	2022 - 2025	2026 +
Description	$	$	$	$
Finance Lease Obligations	699,740	36,917	256,467	406,356
Operating Lease Obligations	413,717	141,985	271,732	-
Grants Repayable	308,692	-	130,952	177,740
Long-Term Debt	3,424,381	508,394	2,131,087	784,900
Collaborative Agreements Obligations	964,099	842,026	122,073	-
Total	5,810,629	1,529,322	2,912,311	1,368,996

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the year ended December 31, 2020 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

The following table sets forth our results of operations for the three months ended on June 30, 2021 and June 30, 2020, respectively:

	Three Months Ended June 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
	$	$	$	%

Royalty	-	1,872	(1,872)	(100%)
Product	24,782	3,322	21,460	>100%
Total Revenues	24,782	5,194	19,588	>100%

Research and development	3,649,469	3,492,845	156,624	4%
General and administrative	1,816,599	1,508,836	307,763	20%
Sales and marketing	459,371	215,891	243,480	>100%

Total Operating Expenses	5,925,439	5,217,572	707,867	14%

Grant income	391,532	90,946	300,586	>100%
(Loss) Gain on disposal of fixed assets	(26,166)	93,202	(119,368)	(100%)
Interest income	492	7,741	(7,249)	(94%)
Interest expense	(39,688)	(22,604)	17,084	76%
Total Other Income	326,170	169,285	156,885	93%

Net Loss	(5,574,487)	(5,043,093)	531,394	11%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $24,782 and $5,194 during the three months ended June 30, 2021 and June 30, 2020, respectively. The main source of revenues during the three months ended June 30, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test via the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $5.9 million from $5.2 million during the three months ended June 30, 2021 and June 30, 2020, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $3.6 million for the three months ended June 30, 2021 from $3.5 million for the three months ended June 30, 2020. This increase was primarily related to higher personnel expenses offset by lower research and collaboration costs during the period.

	Three Months Ended June 30,
	2021	2020	Change
	$	$	$
Personnel expenses	1,536,490	1,212,777	323,713
Stock-based compensation	25,347	114,872	(89,525)
Direct research and development expenses	1,664,941	1,936,125	(271,184)
Other research and development	161,830	(50,770)	212,600
Depreciation and amortization	260,861	279,841	(18,980)
Total research and development expenses	3,649,469	3,492,845	156,624

General and Administrative Expenses

General and administrative expenses increased to $1.8 million from $1.5 million for the three months ended June 30, 2021 and June 30, 2020, respectively. This increase was primarily due to higher personnel expenses during the period.

	Three Months Ended June 30,
	2021	2020	Change
	$	$	$
Personnel expenses	776,911	511,652	265,259
Stock-based compensation	240,855	204,055	36,800
Legal and professional fees	490,777	507,732	(16,955)
Other general and administrative	275,499	230,146	45,353
Depreciation and amortization	32,557	55,251	(22,694)
Total general and administrative expenses	1,816,599	1,508,836	307,763

Sales and Marketing Expenses

Sales and marketing expenses increased to $0.5 million from $0.2 million for the three months ended June 30, 2021 and June 30, 2020, respectively. This increase was primarily due to higher personnel expenses during the period and direct marketing and professional fees.

	Three Months Ended June 30,
	2021	2020	Change
	$	$	$
Personnel expenses	231,082	110,753	120,329
Stock-based compensation	71,542	41,713	29,829
Direct marketing and professional fees	156,747	63,425	93,322
Total sales and marketing expenses	459,371	215,891	243,480

Other Income

For the three months ended June 30, 2021, the Company's other income was $326,170 compared to other income of $169,285 for the three months ended June 30, 2020. The increase in other income was mainly due to grant income.

Net Loss

For the three months ended June 30, 2021, the Company's net loss was $5.6 million in comparison to a net loss of $5.0 million for the three months ended June 30, 2020. The change was primarily a result of the factors described above.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

The following table sets forth our results of operations for the six months ended on June 30, 2021 and June 30, 2020, respectively:

	Six Months Ended June 30,		Increase	Percentage Increase
	2021	2020	(Decrease)	(Decrease)
	$	$	$	$
Royalty	-	2,112	(2,112)	(100)%
Product	50,312	3,626	46,686	>100%
Total Revenues	50,312	5,738	44,574	>100%

Research and development	7,522,547	7,387,811	134,736	2%
General and administrative	3,626,759	3,212,358	414,401	13%
Sales and marketing	886,772	489,845	396,927	81%

Total Operating Expenses	12,036,078	11,090,014	946,064	9%

Grant income	391,532	98,870	292,662	>100%
(Loss) / Gain on disposal of fixed assets	(26,167)	93,202	(119,369)	(100)%
Interest income	2,213	46,155	(43,942)	(95)%
Interest expense	(81,869)	(56,383)	25,486	45%

Total Other Income	285,709	181,844	103,865	57%

Net Loss	(11,700,057)	(10,902,432)	797,625	7%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $50,312 and $5,738 during the six months ended June 30, 2021 and June 30, 2020, respectively. The main source of revenues during the six months ended June 30, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test via the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $12.0 million from $11.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $7.5 million for the six months ended June 30, 2021, from $7.4 million for the six months ended June 30, 2020. This increase in overall research and development expenditures was primarily related to increased personnel expenses offset by lower antibody and research and collaboration costs during the period.

	Six Months Ended June 30,
	2021	2020	Change
	$	$	$
Personnel expenses	3,028,929	2,506,925	522,004
Stock-based compensation	115,474	177,291	(61,817)
Direct research and development expenses	3,243,601	3,364,563	(120,962)
Other research and development	627,810	966,105	(338,295)
Depreciation and amortization	506,733	372,927	133,806
Total research and development expenses	7,522,547	7,387,811	134,736

General and Administrative Expenses

General and administrative expenses increased to $3.6 million from $3.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively. This increase was primarily due to higher personnel expenses and legal fees during the period.

	Six Months Ended June 30,
	2021	2020	Change
	$	$	$
Personnel expenses	1,393,982	1,040,831	353,151
Stock-based compensation	574,721	311,320	263,401
Legal and professional fees	1,055,435	927,589	127,846
Other general and administrative	538,546	820,441	(281,895)
Depreciation and amortization	64,075	112,177	(48,102)
Total general and administrative expenses	3,626,759	3,212,358	414,401

Sales and Marketing Expenses

Sales and marketing expenses increased to $0.9 million from $0.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. This increase was primarily due to higher personnel expenses and direct marketing and professional fees during the period.

	Six Months Ended June 30,
	2021	2020	Change
	$	$	$
Personnel expenses	415,219	261,698	153,521
Stock-based compensation	202,891	64,698	138,193
Direct marketing and professional fees	268,662	163,449	105,213
Total sales and marketing expenses	886,772	489,845	396,927

Other Income

For the six months ended June 30, 2021, the Company's other income was $285,709 compared to other income of $181,844 for the six months ended June 30, 2020. This increase in other income was primarily due to grant income.

Net Loss

For the six months ended June 30, 2021, the Company's net loss was $11.7 million in comparison to a net loss of $10.9 million for the six months ended June 30, 2020. The change was a result of the factors described above.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities, if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through our "at the market offering program" with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. under the Equity Distribution Agreement dated November 10, 2020 (see Note 6 of the notes to the condensed consolidated financial statements). However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2020, that our disclosure controls and procedures were not effective as of June 30, 2021, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report for the year ended December 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies identified involve the segregation of duties in some areas of finance, the oversight in information technologies, where certain processes may affect the internal controls over financial reporting, and the monitoring of review controls with respect to accounting for complex transactions.

During the first half of 2021, our management, with oversight from our audit committee, has implemented the following remediation steps to help address and mitigate some of the underlying deficiencies which gave rise to the previously disclosed material weaknesses and to improve our internal control over financial reporting:

•	hired additional full-time accounting resources and financial planning and analysis resources with appropriate levels of experience;
•	changed certain organizational reporting lines and reallocated certain responsibilities to improve segregation of duties; and
•	reallocated responsibilities across the finance and accounting organization to ensure that the appropriate level of knowledge and experience is applied based on complexity of tasks being undertaken.

We intend to take additional steps to mitigate the issues identified. Such measures include but may not be limited to:

•	strengthening our internal processes and reviews, including formal documentation thereof;
•	preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and
•	engaging additional resources if necessary to help us assess, document, design and implement control activities related to internal control over financial reporting.

As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weaknesses or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management, with the oversight of our audit committee, will continue to take steps necessary to remedy the material weakness to reinforce the overall design and capability of our control environment.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the second quarter of 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1#	2015 Stock Incentive Plan, as amended	8-K	001-36833	10.1	06/22/21
10.2#†	Consulting Services Agreement by and between Volition Germany and 3F Management SPRL (Gaetan Michel), dated January 29, 2021; First Amendment dated February 1, 2021; Second Amendment dated May 1, 2021.	10-Q	001-36833	10.7	05/11/21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

# Indicates a management contract or compensatory plan or arrangement.

† Portions of this exhibit are redacted pursuant to Item 601(a)(6) and/or Item (b)(10)(iv) under Regulation S-K. The registrant agrees to furnish supplementally any omitted schedules to the SEC upon request.

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant's filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: August 11, 2021	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: August 11, 2021		/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

