Form 10-Q
period 2021-09-30
VOLITIONRX LTD
filed 2021-11-10
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of November 4, 2021, there were 53,536,161 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

Use of Terms

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to the “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly-owned subsidiaries, Volition Global Services SRL, Singapore Volition Pte. Limited, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc., Volition Germany GmbH, and its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC. Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to herein are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; statements regarding the anticipated impact of the COVID-19 pandemic and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 22, 2021, or our Annual Report, this Report, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

3

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	September 30,	December 31,
	2021	2020
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	22,901,784	19,444,737
Accounts receivable	19,566	7,118
Prepaid expenses	898,186	303,178
Other current assets	598,442	576,660
Total Current Assets	24,417,978	20,331,693

Property and equipment, net	5,081,207	5,171,134
Operating lease right-of-use assets	263,440	326,085
Intangible assets, net	240,954	321,641
Total Assets	30,003,579	26,150,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	1,181,917	1,539,547
Accrued liabilities	3,607,809	3,491,740
Management and directors’ fees payable	91,213	55,174
Current portion of long-term debt	759,507	841,319
Current portion of finance lease liabilities	51,950	59,930
Current portion of operating lease liabilities	124,872	179,624
Current portion of grant repayable	34,731	69,218
Total Current Liabilities	5,851,999	6,236,552

Long-term debt, net of current portion	2,027,882	2,606,885
Finance lease liabilities, net of current portion	532,301	601,967
Operating lease liabilities, net of current portion	143,998	151,828
Grant repayable, net of current portion	266,813	259,603
Total Liabilities	8,822,993	9,856,835

STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value Issued and outstanding: 53,223,761 shares and 48,607,017 shares, respectively	53,224	48,607
Additional paid-in capital	150,221,335	126,526,239
Accumulated other comprehensive income (loss)	8,732	(59,978)
Accumulated deficit	(128,953,498)	(110,173,971)
Total VolitionRx Limited Stockholders' Equity	21,329,793	16,340,897
Non-controlling interest	(149,207)	(47,179)
Total Stockholders’ Equity	21,180,586	16,293,718

Total Liabilities and Stockholders’ Equity	30,003,579	26,150,553

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Expressed in United States Dollars, except share numbers)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	$	$	$	$

Revenues
Royalty	-	-	-	2,112
Product	25,483	575	75,795	4,201
Total Revenues	25,483	575	75,795	6,313

Operating Expenses
Research and development	4,445,877	3,180,177	11,968,424	10,567,988
General and administrative	2,426,854	1,080,308	6,053,613	4,292,666
Sales and marketing	715,044	244,510	1,601,816	734,355
Total Operating Expenses	7,587,775	4,504,995	19,623,853	15,595,009

Operating Loss	(7,562,292)	(4,504,420)	(19,548,058)	(15,588,696)

Other Income (Expenses)
Grant income	419,271	-	810,803	98,870
Gain / ( Loss) on disposal of fixed assets	-	200,393	(26,167)	293,595
Interest income	290	2,801	2,503	48,956
Interest expense	(38,767)	(34,722)	(120,636)	(91,105)

Total Other Income	380,794	168,472	666,503	350,316

Net Loss	(7,181,498)	(4,335,948)	(18,881,555)	(15,238,380)
Net Loss attributable to Non-Controlling Interest	45,065	8,050	102,028	23,396
Net Loss attributable to VolitionRx Limited Stockholders	(7,136,433)	(4,327,898)	(18,779,527)	(15,214,984)

Other Comprehensive (Loss) / Income
Foreign currency translation adjustments	(20,875)	(573,397)	68,710	(273,791)
Net Comprehensive Loss	(7,202,373)	(4,909,345)	(18,812,845)	(15,512,171)

Net Loss Per Share – Basic and Diluted attributable to VolitionRx Limited	(0.13)	(0.09)	(0.36)	(0.34)

Weighted Average Shares Outstanding
– Basic and Diluted	53,166,781	47,027,011	52,355,681	44,148,793

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Nine Months Ended September 30, 2021 and September 30, 2020

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2020	48,607,017	48,607	126,526,239	(59,978)	(110,173,971)	(47,179)	16,293,718
Common stock issued for cash	4,183,533	4,184	20,324,744	-	-	-	20,328,928
Common stock issued for cashless exercise of stock options and settlement of RSUs	80,451	80	(80)	-	-	-	-
Stock-based compensation	-	-	555,342	-	-	-	555,342
Tax withholdings paid related to stock-based compensation	-	-	(23,758)	-	-	-	(23,758)
Foreign currency translation	-	-	-	134,133	-	-	134,133
Net loss for the period	-	-	-	-	(6,116,146)	(9,424)	(6,125,570)
Balance, March 31, 2021	52,871,001	52,871	147,382,487	74,155	(116,290,117)	(56,603)	31,162,793
Common stock issued for cash	251,369	251	854,460	-	-	-	854,711
Common stock issued for cashless exercise of stock options and settlement of RSUs	21,712	22	(22)	-	-	-	-
Stock-based compensation	-	-	337,744	-	-	-	337,744
Tax withholdings paid related to stock-based compensation	-	-	(106,668)	-	-	-	(106,668)
Foreign currency translation	-	-	-	(44,548)	-	-	(44,548)
Net loss for the period	-	-	-	-	(5,526,948)	(47,539)	(5,574,487)
Balance, June 30, 2021	53,144,082	53,144	148,468,001	29,607	(121,817,065)	(104,142)	26,629,545
Common stock issued for cash	79,679	80	252,852	-	-	-	252,932
Stock-based compensation	-	-	732,191	-	-	-	732,191
Stock-based compensation in relation to modification of options	-	-	768,291	-	-	-	768,291
Foreign currency translation	-	-	-	(20,875)	-	-	(20,875)
Net loss for the period	-	-	-	-	(7,136,433)	(45,065)	(7,181,498)
Balance, September 30, 2021	53,223,761	53,224	150,221,335	8,732	(128,953,498)	(149,207)	21,180,586

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2019	41,125,303	41,125	103,853,627	125,670	(89,821,856)	-	14,198,566
Common stock issued for Director compensation in Volition Germany	73,263	73	333,896	-	-	-	333,969
Common stock issued for cashless exercise of stock options	19,430	20	(20)	-	-	-	-
Stock-based compensation	-	-	192,669	-	-	-	192,669
Stock repurchase	(11,364)	(11)	(54,423)	-	-	-	(54,434)
Foreign currency translation	-	-	-	373,926	-	-	373,926
Net loss for the period	-	-	-	-	(5,849,772)	(9,567)	(5,859,339)
Balance, March 31, 2020	41,206,632	41,207	104,325,749	499,596	(95,671,628)	(9,567)	9,185,357

Common stock issued for cash, net	5,452,922	5,453	14,229,160	-	-	-	14,234,613
Stock-based compensation	-	-	360,640	-	-	-	360,640
Foreign currency translation	-	-	-	(74,320)	-	-	(74,320)
Net loss for the period	-	-	-	-	(5,037,314)	(5,779)	(5,043,093)
Balance, June 30, 2020	46,659,554	46,660	118,915,549	425,276	(100,708,942)	(15,346)	18,663,197

Common stock issued in exercise of warrants	1,252,183	1,252	4,820,839	-	-	-	4,822,091
Common stock issued in exercise of stock options	127,838	128	82,372	-	-	-	82,500
Common stock issued for cash exercise of warrants	25,000	25	61,725	-	-	-	61,750
Stock-based compensation	-	-	428,683	-	-	-	428,683
Tax withholdings paid related to stock-based compensation	-	-	(187,465)	-	-	-	(187,465)
Foreign currency translation	-	-	-	(573,397)	-	-	(573,397)
Net loss for the period	-	-	-	-	(4,327,898)	(8,050)	(4,335,948)
Balance, September 30, 2020	48,064,575	48,065	124,121,703	(148,121)	(105,036,840)	(23,396)	18,961,411

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Expressed in United States Dollars)

	Nine Months Ended September 30,
	2021	2020
	$	$
Operating Activities
Net loss	(18,881,555)	(15,238,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	708,520	525,150
Amortization of operating lease right-of-use assets	148,075	194,749
Loss (Gain) on disposal of fixed assets	26,167	(293,595)
Stock-based compensation	2,393,568	981,992
Common stock issued for Director compensation in Volition Germany	-	333,969
Changes in operating assets and liabilities:
Prepaid expenses	(595,008)	(177,354)
Accounts receivable	(12,416)	(573)
Other current assets	(20,010)	(274,398)
Accounts payable and accrued liabilities	(27,183)	365,167
Management and directors’ fees payable	(36,749)	47,672
Right-of-use assets operating leases liabilities	(147,924)	(194,146)
Net Cash Used In Operating Activities	(16,444,515)	(13,729,747)

Investing Activities:
Purchases of property and equipment	(844,987)	(679,782)
Proceeds from sales of property and equipment	-	97,388
Net Cash Used In Investing Activities	(844,987)	(582,394)

Financing Activities:
Net proceeds from issuances of common stock	21,436,571	19,200,954
Tax withholdings paid related to stock-based compensation	(130,426)	(187,465)
Common stock repurchased	-	(54,434)
Proceeds from grants repayable	37,631	3,802
Proceeds from long-term debt	79,614	-
Payments on long-term debt	(571,616)	(356,701)
Payments on grants repayable	(47,789)	(41,257)
Payments on finance lease obligations	(43,881)	(83,221)
Net Cash Provided By Financing Activities	20,760,104	18,481,678

Effect of foreign exchange on cash	(13,555)	(207,976)

Net Change in Cash	3,457,047	3,961,561
Cash and cash equivalents – Beginning of Period	19,444,737	16,966,168
Cash and cash equivalents – End of Period	22,901,784	20,927,729

Supplemental Disclosures of Cash Flow Information:
Interest paid	120,636	91,105
Non-Cash Financing Activities:
Common stock issued on cashless exercises of stock options	102	118
Offering costs from issuance of common stock	125,494	1,229,169

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of VolitionRx Limited (the “Company”, "VolitionRx," "we" or "us") for the three and nine months ended September 30, 2021 and September 30, 2020, respectively, are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position as of September 30, 2021, and our results of operations and cash flows for the periods ended September 30, 2021 and September 30, 2020, respectively. The results of operations for the periods ended September 30, 2021 and September 30, 2020, respectively, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the "SEC") on March 22, 2021.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2021 include the accounts of the Company and its subsidiaries. The Company has two wholly-owned subsidiaries Singapore Volition Pte. Limited (“Singapore Volition”) and Volition Global Services SRL (“Volition Global”). Singapore Volition has one wholly-owned subsidiary, Belgian Volition SRL (“Belgian Volition”). Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority-owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f) for more information regarding Volition Vet and Volition Germany. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of September 30, 2021, cash and cash equivalents totaled approximately $22.9 million, of which $10.2 million was held in an overnight money market account.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2021, the accounts receivable balance was $19,566 and the allowance for doubtful debts was nil.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2021, 6,143,599 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

The extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations in the future is highly uncertain and will be affected by a number of factors. These include the duration and extent of the COVID-19 pandemic, the development of new variants of the COVID-19 virus that may be more contagious or virulent than previous versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $129.0 million, has negative cash flows from operations, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of September 30, 2021 and December 31, 2020:

				September 30,
				2021
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	586,119	460,004	126,115
Laboratory equipment	5 years	3,065,910	1,378,894	1,687,016
Office furniture and equipment	5 years	298,471	202,746	95,725
Buildings	30 years	2,240,235	253,222	1,987,013
Building improvements	5-15 years	1,285,339	238,925	1,046,414
Land	Not amortized	138,924	-	138,924
		7,614,998	2,533,791	5,081,207

				December 31,
				2020
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	550,254	412,805	137,449
Laboratory equipment	5 years	2,586,997	1,060,153	1,526,844
Office furniture and equipment	5 years	271,656	171,247	100,409
Buildings	30 years	2,366,236	207,111	2,159,125
Building improvements	5-15 years	1,285,383	184,813	1,100,570
Land	Not amortized	146,737	-	146,737
		7,207,263	2,036,129	5,171,134

During the nine-month periods ended September 30, 2021 and September 30, 2020, the Company recognized $639,091 and $459,450, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

September 30,
2021
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,195,677	954,723	240,954

December 31,
2020
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,256,064	934,423	321,641

During the nine-month periods ended September 30, 2021 and September 30, 2020, the Company recognized $69,410 and $65,567, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2021 - remaining	$22,852
2022	$91,015
2023	$91,015
2024	$36,072
2025	$-
Total Intangible Assets	$240,954

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of September 30, 2021, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 53,223,761 and 48,607,017 shares were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

Equity Capital Raise

On February 10, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co (“Cantor”). in connection with an underwritten public offering of 3,809,524 shares (the “Firm Shares”) of the Company’s common stock, pursuant to the Company’s shelf registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248). Cantor purchased the Firm Shares from the Company at a price of $4.9533 per share on February 12, 2021. The net proceeds received by the Company for the sale and issuance of the Firm Shares were approximately $18.9 million. Under the terms of the Underwriting Agreement, the Company granted Cantor an option, exercisable for 30 days, to purchase up to an additional 571,428 shares of common stock at the same price per share as the Firm Shares which option was not exercised.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

Equity Distribution Agreements

On September 24, 2021, the Company entered into an equity distribution agreement (the “2021 EDA”) with Cantor and Oppenheimer & Co. Inc. (“Oppenheimer”), to sell shares of its common stock having an aggregate offering price of up to $25.0 million from time-to-time, through an “at the market offering program” pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-259783) and related prospectuses, through Cantor and Oppenheimer each acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2021 EDA. No sales of shares have been made under the 2021 EDA as of the date of filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021. The 2021 EDA replaces the 2020 EDA effective as of November 8, 2021 and no further sales will be made under the 2020 EDA as of such date.

On November 10, 2020, the Company entered into an equity distribution agreement (the “2020 EDA”) with Cantor and Oppenheimer to sell shares of its common stock having an aggregate offering price of up to $25.0 million from time-to-time, through an “at the market offering program” pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-227248) and related prospectuses, through Cantor and Oppenheimer each acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2020 EDA. During the three months ended September 30, 2021, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of $259,397 under the 2020 EDA through the sale of 79,679 shares of its common stock. From inception through September 30, 2021, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of $1,460,564 under the 2020 EDA through the sale of 396,448 shares of its common stock. The 2021 EDA replaces the 2020 EDA effective as of November 8, 2021 and no further sales will be made under the 2020 EDA as of such date.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the nine-month period ended September 30, 2021:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2020	175,000	2.75
Granted	310,000	4.52
Outstanding at September 30, 2021	485,000	3.88

Exercisable at September 30, 2021	175,000	2.75

Effective January 1, 2021, the Company granted warrants to purchase 125,000 shares of common stock to a Company employee for services to the Company. These warrants vest on January 1, 2022 (subject to continued employment through such date) and expire on January 1, 2027, with an exercise price of $3.95 per share. The Company has calculated the estimated fair market value of these warrants at $242,877, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $3.80, exercise price $3.95, 74.53% volatility, 0.50% risk free rate, and no forfeiture rate.

Effective February 1, 2021, the Company granted warrants to purchase 185,000 shares of common stock to a Company employee for services to the Company. These warrants vest on February 1, 2022 (subject to continued employment through such date) and expire on February 1, 2027, with an exercise price of $4.90 per share. The Company has calculated the estimated fair market value of these warrants at $459,352, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $4.80, exercise price $4.90, 75.03% volatility, 0.59% risk free rate, and no forfeiture rate.

Below is a table summarizing the warrants issued and outstanding as of September 30, 2021, which have an aggregate weighted average remaining contractual life of 4.21 years.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
125,000	125,000	2.47	1.41	308,750
50,000	50,000	3.45	4.42	172,500
125,000	-	3.95	5.26	493,750
185,000	-	4.90	5.34	906,500
485,000	175,000			1,881,500

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) Warrants (continued)

Stock-based compensation expense related to warrants of $524,780 and $56,127 was recorded in the nine months ended September 30, 2021 and September 30, 2020, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $216,014 and is expected to be recognized over a period of 0.34 years. As of September 30, 2021, the total intrinsic value of warrants outstanding was $78,750.

b) Options

The following table summarizes the changes in options outstanding of the Company during the nine-month period ended September 30, 2021:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2020	4,278,619	4.00
Granted	1,016,640	3.41
Exercised	(277,634)	4.19
Expired/Cancelled	(63,467)	3.64
Outstanding at September 30, 2021	4,954,158	3.88

Exercisable at September 30, 2021	3,927,518	4.00

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

On July 14, 2021, the Company amended the terms of certain outstanding options granted pursuant to the 2011 Equity Incentive Plan such that (i) the expiration date for outstanding options to purchase up to an aggregate of 292,000 shares of the Company’s common stock, granted on July 23, 2015, was extended from five years and six months after vesting to ten years from the date of grant, or an expiration date of July 23, 2025, (ii) the expiration date for outstanding options to purchase up to an aggregate of 6,367 shares of the Company’s common stock, granted on March 20, 2013, was extended from six years after vesting to ten years from the date of grant, or an expiration date of March 20, 2023, and (iii) the expiration date for outstanding options to purchase up to an aggregate of 8,151 shares of the Company’s common stock, granted September 2, 2013, was extended from six years after vesting to ten years from the date of grant, or an expiration date of September 2, 2023. As a result of these amendments $452,433 was recorded as additional options expense.

Effective August 3, 2021, the Company approved the granting of options under the 2015 Stock Incentive Plan vesting upon achievement of certain corporate goals (see additional details in Note 8 (h)). Pursuant to this approval, the Company granted stock options to purchase an aggregate of 926,640 shares of common stock to various personnel (including directors, executives, members of management and employees of the Company and/or its subsidiaries) in exchange for services provided to the Company and/or its subsidiaries. These options vest over two years with options to purchase up to 463,328 shares vesting on August 3, 2022, and options to purchase up to 463,312 shares vesting on August 3, 2023, subject to continued service by the optionee, and expire 10 years from the date of grant with an exercise price of $3.40 per share. The actual number of options that are eligible for the time-based vesting is contingent upon the timely achievement of certain pre-determined corporate goals by the Company and/or its subsidiaries as set forth in the grant documents. The Company has calculated the estimated fair market value of these options at $1,811,216, using the Black-Scholes model and the following assumptions: term 5.5 years, stock price $3.31, exercise price $3.40, 69.13% volatility, 1.19% risk free rate, and no forfeiture rate.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Effective September 7, 2021, the Company granted stock options to purchase 50,000 shares of common stock to two employees in exchange for services provided to the Company and/or its subsidiaries. These options vest over two years with 25,000 shares vesting on September 7, 2022, and 25,000 shares vesting on September 7, 2023 subject to continued service by the optionee and expire 10 years from the date of grant with an exercise price of $3.40 per share. The Company has calculated the estimated fair market value of these options at $98,322, using the Black-Scholes model and the following assumptions: term 5.5 years, stock price $3.32, exercise price $3.40, 68.98% volatility, 1.38% risk free rate, and no forfeiture rate.

On September 21, 2021, the Company amended the terms of certain outstanding options such that (i) the expiration date for outstanding options to purchase up to an aggregate of 335,000 shares of the Company’s common stock, granted on April 13, 2020 under the 2015 Stock Incentive Plan, were extended from six (6) to ten (10) years from the date of the grant. (ii) the expiration date for outstanding options to purchase up to an aggregate of 89,163 shares of the Company’s common stock, granted on January 23, 2018 and amended on December 16, 2019 under the 2015 Stock Incentive Plan, were extended from six (6) to ten (10) years from the date of the grant and (iii) the expiration date for outstanding options to purchase up to an aggregate of 308,066 shares of the Company’s common stock, granted on February 13, 2017 and March 30, 2017 (and amended on December 16, 2019) under the 2015 Stock Incentive Plan, were extended from six (6) to ten (10) years from the date of the grant. As a result of these amendments $315,858 was recorded as additional options expense.

Below is a table summarizing the options issued and outstanding as of September 30, 2021, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 4.58 years. As of September 30, 2021, an aggregate of 6,000,000 shares of common stock were authorized for issuance under the 2015 Stock Incentive Plan, of which 554,021 shares of common stock remained available for future issuance thereunder.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
635,000	635,000	3.25	3.37	2,063,750
2,717	2,717	3.35	1.92	9,102
986,640	-	3.40	9.78	3,354,576
800,000	760,000	3.60	5.93	2,880,000
1,682,837	1,682,837	4.00	2.06	6,731,348
11,801	11,801	4.35	1.70	51,334
89,163	89,163	4.38	6.32	390,534
50,000	50,000	4.80	1.25	240,000
696,000	696,000	5.00	2.99	3,480,000
4,954,158	3,927,518			19,200,644

Stock-based compensation expense related to stock options of $664,819 and $861,312 was recorded in the nine months ended September 30, 2021 and September 30, 2020, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $1,738,661 and is expected to be recognized over a period of 1.94 years. As of September 30, 2021, the total intrinsic value of stock options outstanding was nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2021, all of which were issued pursuant to the 2015 Stock Incentive Plan.

	Number of	Weighted Average
	RSUs	Share Price ($)
Outstanding at December 31, 2020	67,500	3.47
Granted	683,191	3.32
Vested/Settled	(31,250)	3.56
Cancelled	(15,000)	3.30
Outstanding at September 30, 2021	704,441	3.33

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

Effective March 25, 2021, the Company granted aggregate RSUs of 30,000 shares of common stock to two non-executive directors in exchange for services provided to the Company. These RSUs vest over two years, with 50% vesting on each of March 25, 2022 and March 25, 2023, subject to continued service, and will result in total compensation expense of $107,700.

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

Effective May 1, 2021, the Company granted RSUs of 150,000 shares of common stock to an employee in exchange for services provided to the Company. These RSUs vest over three years with 50,000 units vesting on each of May 1, 2022, May 1, 2023 and May 1, 2024, respectively, subject to continued service, and will result in total compensation expense of $496,500.

Effective August 3, 2021, the Company approved the granting of RSU’s under the 2015 Stock Incentive Plan vesting upon achievement of certain corporate goals (see additional details in Note 8 (h)). Pursuant to this approval, the Company granted RSUs of 460,191 shares of common stock to various personnel (including directors, executives, members of management and employees of the Company and/or its subsidiaries) in exchange for services provided to the Company and/or its subsidiaries). The actual number of RSUs that are eligible for the time-based vesting is contingent based upon the timely achievement of certain pre-determined corporate goals by the Company and/or its subsidiaries as set forth in the grant documents. The RSUs eligible for vesting shall vest in two equal installments at 12 months and 24 months from the grant date, subject to continued service. These RSUs vest over two years with up to 230,102 units vesting on August 3, 2022, and up to 230,089 units vesting on August 3, 2023 and will result in total compensation expense of $1,523,232.

Effective September 7, 2021, the Company granted RSUs of 38,000 shares of common stock to various employees of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. These RSUs vest over two years with 19,000 units vesting on September 7, 2022, and 19,000 units vesting on September 7, 2023, subject to continued service and will result in total compensation expense of $126,160.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2021 and which have an aggregate weighted average remaining contractual life of 1.35 years.

		Weighted
		Average
		Remaining
Number	Share	Contractual
Outstanding	Price ($)	Life (Years)
610,191	3.31	1.35
38,000	3.32	1.44
26,250	3.52	0.53
30,000	3.59	0.98
704,441		1.35

Stock-based compensation expense related to RSUs of $435,678 and $64,553 was recorded in the nine months ended September 30, 2021 and September 30, 2020, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,972,118. As of September 30, 2021, the total intrinsic value of the RSUs outstanding was nil.

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a real estate finance lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing in May 2031 with implicit interest of 2.62%. As of September 30, 2021, the balance payable was $580,355.

In 2018, the Company entered into a capital lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000, maturing in January 2022 with implicit interest of 1.35%. The leased equipment is amortized on a straight-line basis over 5 years. As of September 30, 2021, the balance payable was $3,896.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2021.

2021 - remaining	$18,031
2022	$63,724
2023	$62,269
2024	$62,268
2025	$62,268
Greater than 5 years	$396,946
Total	$665,506
Less: Amount representing interest	$(81,255)
Present value of minimum lease payments	$584,251

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Obligations

As all the existing leases subject to the new lease standard ASC 842 (“Leases”) were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so the Company used its incremental borrowing rate as the discount rate. The Company’s weighted average discount rate is 4.49% and the weighted average remaining lease term is 30 months.

As of September 30, 2021, operating lease right-of-use assets and liabilities arising from operating leases were $263,440 and $268,870, respectively. During the nine months ended September 30, 2021, cash paid for amounts included for the measurement of lease liabilities was $151,003 and the Company recorded operating lease expense of $151,635.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2021.

2021 - remaining	$50,545
2022	$99,623
2023	$74,653
2024	$48,868
2025	$5,292
Total Operating Lease Obligations	$278,981
Less: Amount representing interest	$(10,111)
Present Value of minimum lease payments	$268,870

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the nine months ended September 30, 2021, $58,720 was recognized in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2021 - remaining	$19,244
2022	$37,860
Total Operating Lease Liabilities	$57,104

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6% royalty on revenue, is equal to twice the amount of funding received. As of September 30, 2021, the grant balance repayable was $63,673.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000. Per the terms of the agreement, €181,500 of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of September 30, 2021, the grant balance repayable was $124,270.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

c) Grants Repayable (continued)

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433. Per the terms of the agreement, €278,830 of the grant is to be repaid by installments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of September 30, 2021, the grant balance repayable was $53,765.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000. Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of September 30, 2021, the grant balance repayable was $59,836.

As of September 30, 2021, the total grant balance repayable was $301,544 and the payments remaining were as follows:

2021 - remaining	$-
2022	$45,069
2023	$43,330
2024	$18,808
2025	$20,703
Greater than 5 years	$173,634
Total Grants Repayable	$301,544

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing in December 2023. As of September 30, 2021, the principal balance payable was $194,720.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing in December 2031.As of September 30, 2021, the principal balance payable was $227,954.

In 2017, the Company entered into a 4-year loan agreement with Namur Invest for €350,000 with a fixed interest rate of 4.00%, maturing in June 2021. As of September 30, 2021, the principal balance payable was nil.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing in September 2024. As of September 30, 2021, €1 million had been drawn down under this agreement and the principal balance payable was $810,388.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.0%, maturing in June 2022. As of September 30, 2021, the principal balance payable was $130,938.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.80%, maturing in September 2024. As of September 30, 2021, the principal balance payable was $501,978.

On October 13, 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of September 30, 2021, the principal balance payable was $921,411.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt (continued)

As of September 30, 2021, the total balance for long-term debt payable was $2,787,389 and the payments remaining were as follows:

2021 - remaining	$281,249
2022	$761,541
2023	$662,368
2024	$515,446
2025	$142,380
Greater than 5 years	$766,723
Total	$3,129,707
Less: Amount representing interest	$(342,318)
Total Long-Term Debt	$2,787,389

e) Collaborative Agreement Obligations

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a five-year period for €400,000. As of September 30, 2021, $231,539 is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year period for a cost to the Company of up to $2.55 million payable over such period. As of September 30, 2021, $510,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a research collaboration agreement with the University of Taiwan for a two-year period to collect a total of 1,200 samples for a cost to the Company of up to $320,000 payable over such period. As of September 30, 2021, nil is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University (“TAMU”) in consideration for the license granted to the Company for a five-year period for a cost to the Company of up to $400,000 payable over such period. As of September 30, 2021, $98,711 is still to be paid by the Company under this agreement.

On September 16, 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for six months for a cost to the Company of €54,879. Subsequently the parties entered into an amendment to the agreement with an additional cost to the Company of €155,115. As of September 30, 2021, $92,749 is still to be paid by the Company under the amended agreement.

As of September 30, 2021, the total amount to be paid for future research and collaboration commitments was approximately $ 932,999 and the payments remaining were as follows:

2021 - remaining	$816,789
2022 - 2025	$116,210
Total Collaborative Agreement Obligations	$932,999

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of September 30, 2021, TAMU has a 12.5 % equity interest in Volition Vet.

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

During the three months ended March 31, 2020, the Company recorded approximately $753,000 in January 2020 as compensation expense as a result of cash paid in, holdback liability, stock issued and assumption of expenses. As of September 30, 2021,$41,677 is still to be paid by the Company under the Managing Director’s agreement and $229 is payable under the 6% royalty agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

Volition America

On November 3, 2020, the Company entered into a professional services master agreement with Diagnostic Oncology CRO, LLC to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. Under the terms of the agreement Diagnostic Oncology CRO, LLC will provide ad hoc consulting assistance on a project-by-project basis related to the review and assessment of existing data and information to prepare recommended intended use claims and coverage/reimbursement plans to support the preparation of FDA pre-submissions, clinical trial protocol development and study administration, and potential 510k regulatory marketing submissions of the Company’s diagnostic tests, including those proposed for use as an adjunct diagnostic tool for common and aggressive forms of Non-Hodgkin’s Lymphoma. The initial projects contemplated by the agreement relating to Non-Hodgkin’s Lymphoma obligate the Company to pay in aggregate of up to $2.9 million over a period of 22 months. Such payment obligations are on a project-by-project basis as deliverables are executed and subject to certain terms and conditions. Additionally, the Company may terminate the agreement or any project with or without cause upon at least 30 days’ prior written notice. Unless earlier terminated, the term of the agreement is until December 31, 2025 or such later date as when all projects have been completed. As of September 30, 2021, nil is payable by Company for services rendered under the agreement.

g) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

In August 2021 the Compensation Committee of the Board of Directors approved the issuance of certain equity-based awards and cash bonuses in order to provide company personnel with an element of performance-based compensation tied to the timely achievement of certain corporate goals focused around product development and commercialization.

Effective August 3, 2021, the Company approved the granting of equity-based awards under the 2015 Stock Incentive Plan as well as cash bonuses, vesting upon achievement of certain corporate goals, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries.

Conditional upon the achievement by December 31, 2021 of a specified corporate goal as set forth in the minutes of the Compensation Committee dated August 3, 2021, as well as continued service by the award recipient, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer shall pay a cash bonus to such award recipient. The Company estimates the total compensation expense based on current recipients to be $330,837. As of September 30, 2021, the Company has accrued compensation expense of $229,900 based on the probable outcomes related to the prescribed performance targets.

Conditional upon the achievement by July 1, 2022 of all specified corporate goals as set forth in the minutes of the Compensation Committee dated August 3, 2021, as well as continued service by the award recipient, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay an additional cash bonus to such award recipient. The Company estimates the total compensation expense based on current recipients to be $467,269. As of September 30, 2021, the Company has accrued compensation expense of $116,121 based on the probable outcomes related to the prescribed performance targets.

As discussed in detail in Note 7, in August 2021 a total of 926,640 stock options and 460,191 restricted stock units were issued under the 2015 Stock Incentive Plan.

As of September 30, 2021, the Company has recognized compensation expense of $219,077 in relation to such stock options and $190,981 in relation to such restricted stock units, based on the probable outcomes related to the prescribed performance targets on the outstanding awards.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Effective October 4, 2021, the Company granted stock options to purchase 73,360 shares of common stock to an officer of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. These options vest over two years with options to purchase up to 50% of the shares vesting on October 4, 2022, and options to purchase up to 50% of the shares vesting on October 4, 2023, subject to continued service by the optionee, and expire 10 years from the date of grant with an exercise price of $3.40 per share. The actual number of options that are eligible for the time-based vesting is contingent upon the timely achievement of certain pre-determined corporate goals by the Company and/or its subsidiaries set forth in the grant documents. The Company has calculated the estimated fair market value of these options at $128,003, using the Black-Scholes model and the following assumptions: term 5.5 years, stock price $3.04, exercise price $3.40, 68.80% volatility, 1.49% risk free rate, and no forfeiture rate.

Effective October 4, 2021, the Company granted RSUs of 39,809 shares of common stock to an officer of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. The actual number of RSUs that are eligible for the time-based vesting is contingent upon the timely achievement of certain pre-determined corporate milestones by the Company and/or its subsidiaries as set forth in the grant documents. The RSUs eligible for vesting shall vest in two equal installments at 12 months and 24 months from the grant date, subject to continued service. These RSUs vest over two years with up to 50% of the units vesting on October 4, 2022, and up to 50% of the units vesting on October 4, 2023, and will result in total compensation expense of $121,019.

Effective November 1, 2021, the Company granted RSUs of 43,500 shares of common stock to an officer of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. The RSUs shall vest in two equal installments at 12 months and 24 months from the grant date, subject to continued service. These RSUs vest over two years with up to 50% of the units vesting on November 1, 2022, and up to 50% of the units vesting on November 1, 2023, and will result in total compensation expense of $152,685.

On November 3, 2021, the Company amended the terms of certain outstanding options under the 2015 Stock Incentive Plan, such that the expiration dates were extended from six (6) to ten (10) years from the date of the grant. As a result of these amendments $1,475,096 will be recorded as additional option expense. The options extended are detailed in the table below:

Date of Grant	Nr. Of Options
April 15, 2016	760,000
June 23, 2016	15,000
January 1, 2017	50,000
March 30, 2017	387,934
January 23, 2018	615,837

From October 1 to November 4, 2021, the Company raised aggregate net proceeds (net of broker’s commissions and fees) of $1,209,709 under the 2020 EDA through the sale of 357,900 shares of its common stock.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties, including those related to the anticipated impact on our business from, and our response to, the COVID-19 pandemic. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in this Report and in our Annual Report, as well as our other public filings with the SEC. Please refer to the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information.

Company Overview

VolitionRx is a multi-national epigenetics company that applies its NucleosomicsTM platform through its subsidiaries to develop simple, easy to use, cost-effective blood tests to help diagnose and monitor a range of life-altering diseases including some cancers and diseases associated with NETosis such as sepsis and COVID-19.We hope that through earlier diagnosis and monitoring we can help save and improve the quality of human and animals’ lives throughout the world.

Our assays are based on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid, since changes in these parameters are an indication that disease is present.

Volition’s approach is to investigate the epigenetic structure of chromatin and nucleosomes rather than investigating only the DNA sequence. We are continuously developing new technologies as well as the facilities to deliver them, including:

•

A suite of low cost Nu.Q® immunoassays that can accurately measure nucleosomes containing numerous epigenetic signals or structures, now being developed on a range of different platforms including enzyme-linked immunosorbent assay, or ELISA, chemiluminescent immunoassay, or CLIA, and lateral flow, platforms.

•	Nu.Q® Capture - an enabling technology, to capture and concentrate nucleosomes containing particular epigenetic signals for further analysis, more accurate diagnosis and to guide treatment.

•

The production of synthetic (recombinant) nucleosomes, containing exact defined epigenetic signals and structures, which is now in-house. These nucleosomes are used to ensure maximal accuracy of Nu.Q® immunoassay tests but also have many other applications including Research Use Only (Nu.Q® Discover), or RUO, kits and as tools in epigenetic drug development, mass spectrometry and DNA sequencing.

•

The use of the Nu.Q® technology in veterinary applications and the launch of our first product, the Nu.Q® Vet Cancer Screening Test, in the fourth quarter of 2020. We are in the process of developing additional veterinary products, including a treatment monitoring test, a disease recurrence test and a point-of-care platform. Our extensive intellectual property portfolio includes the coverage of veterinary applications.

•	The expansion of our research and development capabilities into the U.S. through the opening of a Research and Development laboratory in San Diego, California.

Commercialization Strategy

Volition believes that given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, Nu.Q® could potentially be used throughout the world. We plan to work with partners to commercialize Nu.Q® worldwide.

Commercialization will take multiple forms in various markets and opportunities including, but not limited to:

•	Licensing and direct sales of the Nu.Q® Vet Cancer Screening Test.
•	Sales of veterinary clinical products utilizing Nu.Q® Vet assays and/or Nu.Q® Capture reagents through distributor networks.
•	Licensing of intellectual property, or IP, for clinical products utilizing Nu.Q® assays and/or Nu.Q® Capture reagents.
•	Sales of clinical products utilizing Nu.Q® assays and/or Nu.Q® Capture reagents through distributor networks.
•	Licensing of IP for RUO kit sales of Nu.Q® Discover assays and/or Nu.Q® Capture reagents.
•	Licensing of IP for laboratory developed patient testing services utilizing Nu.Q® assays and/or Nu.Q® Capture reagents.
•	Provision of direct research services in the processing of samples using Nu.Q® Discover assays and/or Nu.Q® Capture.

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

Throughout 2020 and the first nine months of 2021, we have implemented contingency planning to protect the health and well-being of our employees, with the majority of our employees working remotely where possible. We have implemented travel restrictions as well as protocols limiting visitor access to our facilities, and we are following social distancing practices.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of September 30, 2021, we had cash and cash equivalents of approximately $22.9 million.

Net cash used in operating activities was $ 16.4 million and $13.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in cash used in operating activities for the period ended September 30, 2021 when compared to same period in 2020 was primarily due to increased payroll costs reflecting growth in staff numbers, higher legal and professional fees in relation to a registered public offering and an increase in marketing expenses.

Net cash used in investing activities was $0.8 million and $0.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase was primarily due to purchases of laboratory equipment.

Net cash provided by financing activities was $20.8 million and $18.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase in cash provided by financing activities for the period ended September 30, 2021 when compared to same period in 2020 was primarily due to $18.9 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2021, $1.2 million in cash received from the issuance of shares of common stock pursuant to the 2018 Equity Distribution Agreement and $1.2 million in cash received from the issuance of shares of common stock pursuant to the 2020 Equity Distribution Agreement, compared to $12.7 million in net cash received from the issuance of shares of common stock in a registered public offering in May 2020 and $6.5 million in cash received from the issuance of shares of common stock pursuant to the 2018 Equity Distribution Agreement. For additional information on the “at the market offering program,” refer to Note 6, Common Stock – Equity Distribution Agreements, of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes our approximate contractual payments due by year as of September 30, 2021.

Approximate Payments (Including Interest) Due by Year

	Total	2021 (Remaining)	2022 - 2025	2026 +
Description	$	$	$	$
Finance Lease Obligations	665,506	18,031	250,529	396,946
Operating Lease Obligations	336,085	69,789	266,296	-
Grants Repayable	301,544	-	127,910	173,634
Long-Term Debt	3,129,707	281,249	2,081,735	766,723
Collaborative Agreements Obligations	932,999	816,789	116,210	-
Total	5,365,841	1,185,858	2,842,680	1,337,303

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

The following table sets forth our results of operations for the three months ended on September 30, 2021 and September 30, 2020, respectively:

	Three Months Ended September 30,		Increase	Increase
	2021	2020	(Decrease)	(Decrease)
	$	$	$	%

Royalty	-	-	-	-
Product	25,483	575	24,908	>100%
Total Revenues	25,483	575	24,908	>100%

Research and development	4,445,877	3,180,177	1,265,700	40%
General and administrative	2,426,854	1,080,308	1,346,546	>100%
Sales and marketing	715,044	244,510	470,534	>100%

Total Operating Expenses	7,587,775	4,504,995	3,082,780	68%

Grant income	419,271	-	419,271	>100%
Gain / (Loss) on disposal of fixed assets	-	200,393	(200,393)	(100)%
Interest income	290	2,801	(2,511)	(90)%
Interest expense	(38,767)	(34,722)	4,045	12%
Total Other Income	380,794	168,472	212,322	>100%

Net Loss	(7,181,498)	(4,335,948)	2,845,550	66%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $25,483 and $575 during the three months ended September 30, 2021 and September 30, 2020, respectively. The main source of revenues during the three months ended September 30, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test via the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $7.6 million from $4.5 million during the three months ended September 30, 2021 and September 30, 2020, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $4.4 million for the three months ended September 30, 2021 from $3.2 million for the three months ended September 30, 2020. This increase was primarily related to higher personnel expenses and stock-based compensation during the period. The Full Time Equivalent, or FTE, personnel numbers increased by ten to forty-nine compared to the prior year period.

	Three Months Ended September 30,
	2021	2020	Change
	$	$	$
Personnel expenses	1,840,389	1,152,952	687,437
Stock-based compensation	413,940	75,054	338,886
Direct research and development expenses	1,590,247	1,606,316	(16,069)
Other research and development	348,083	163,845	184,238
Depreciation and amortization	253,218	182,010	71,208
Total research and development expenses	4,445,877	3,180,177	1,265,700

General and Administrative Expenses

General and administrative expenses increased to $2.4 million from $1.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively. This increase was primarily due to higher personnel expenses and stock-based compensation during the period. The FTE personnel number increased by five to twenty compared to the prior year period.

	Three Months Ended September 30,
	2021	2020	Change
	$	$	$
Personnel expenses	904,188	483,033	421,155
Stock-based compensation	885,674	304,921	580,753
Legal and professional fees	354,823	327,346	27,477
Other general and administrative	249,600	(87,777)	337,377
Depreciation and amortization	32,569	52,785	(20,216)
Total general and administrative expenses	2,426,854	1,080,308	1,346,546

Sales and Marketing Expenses

Sales and marketing expenses increased to $0.7 million from $0.2 million for the three months ended September 30, 2021 and September 30, 2020, respectively. This increase was primarily due to higher personnel expenses, stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number increased by five to eight compared to the prior year period.

	Three Months Ended September 30,
	2021	2020	Change
	$	$	$
Personnel expenses	390,748	115,402	275,346
Stock-based compensation	200,868	48,709	152,159
Direct marketing and professional fees	123,428	80,399	43,029
Total sales and marketing expenses	715,044	244,510	470,534

Other Income

For the three months ended September 30, 2021, the Company’s other income was $0.4 million compared to other income of $0.2 million for the three months ended September 30, 2020. The increase in other income was mainly due to grant income.

Net Loss

For the three months ended September 30, 2021, the Company’s net loss was $7.2 million in comparison to a net loss of $4.3 million for the three months ended September 30, 2020. The change was primarily a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

The following table sets forth our results of operations for the nine months ended on September 30, 2021 and September 30, 2020, respectively:

	Nine Months Ended September 30,		Increase	Percentage Increase
	2021	2020	(Decrease)	(Decrease)
	$	$	$	%
Royalty	-	2,112	(2,112)	(100)%
Product	75,795	4,201	71,594	>100%
Total Revenues	75,795	6,313	69,482	>100%

Research and development	11,968,424	10,567,988	1,400,436	13%
General and administrative	6,053,613	4,292,666	1,760,947	41%
Sales and marketing	1,601,816	734,355	867,461	>100%

Total Operating Expenses	19,623,853	15,595,009	4,028,844	26%

Grant income	810,803	98,870	711,933	>100%
(Loss) / Gain on disposal of fixed assets	(26,167)	293,595	(319,762)	(>100)%
Interest income	2,503	48,956	(46,453)	(95)%
Interest expense	(120,636)	(91,105)	29,531	32%

Total Other Income	666,503	350,316	316,187	90%

Net Loss	(18,881,555)	(15,238,380)	3,643,175	24%

Revenues

Our operations are still predominantly in the research and development stage and we had limited revenues of $75,795 and $6,313 during the nine months ended September 30, 2021 and September 30, 2020, respectively. The main source of revenues during the nine months ended September 30, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test via the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $19.6 million from $15.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $12.0 million for the nine months ended September 30, 2021, from $10.6 million for the nine months ended September 30, 2020. This increase in overall research and development expenditures was primarily related to increased personnel expenses and stock-based compensation. The FTE personnel number increased by ten to forty-nine compared to the prior year period.

	Nine Months Ended September 30,
	2021	2020	Change
	$	$	$
Personnel expenses	4,869,318	3,611,730	1,257,588
Stock-based compensation	529,414	252,344	277,070
Direct research and development expenses	4,833,848	4,970,879	(137,031)
Other research and development	975,893	1,178,098	(202,205)
Depreciation and amortization	759,951	554,937	205,014
Total research and development expenses	11,968,424	10,567,988	1,400,436

General and Administrative Expenses

General and administrative expenses increased to $6.1 million from $4.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. This increase was primarily due to higher personnel expenses, stock-based compensation and legal and professional fees during the period. The FTE personnel number increased by five to twenty compared to the prior year period.

	Nine Months Ended September 30,
	2021	2020	Change
	$	$	$
Personnel expenses	2,298,170	1,523,864	774,306
Stock-based compensation	1,460,395	616,241	844,154
Legal and professional fees	1,410,258	1,254,935	155,323
Other general and administrative	788,146	732,664	55,482
Depreciation and amortization	96,644	164,962	(68,318)
Total general and administrative expenses	6,053,613	4,292,666	1,760,947

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.6 million from $0.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. This increase was primarily due to higher personnel expenses, stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number increased by five to eight compared to the prior year period.

	Nine Months Ended September 30,
	2021	2020	Change
	$	$	$
Personnel expenses	805,967	377,100	428,867
Stock-based compensation	403,759	113,407	290,352
Direct marketing and professional fees	392,090	243,848	148,242
Total sales and marketing expenses	1,601,816	734,355	867,461

Other Income

For the nine months ended September 30, 2021, the Company’s other income was $0.7 million compared to other income of $0.4 million for the nine months ended September 30, 2020. This increase in other income was primarily due to grant income.

Net Loss

For the nine months ended September 30, 2021, the Company’s net loss was $18.9 million in comparison to a net loss of $15.2 million for the nine months ended September 30, 2020. The change was a result of the factors described above.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities, if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through our “at the market offering program” with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. under the Equity Distribution Agreement dated September 24, 2021 (see Note 6 of the notes to the condensed consolidated financial statements). However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2020, that our disclosure controls and procedures were not effective as of September 30, 2021, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report for the year ended December 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our Annual Report for the year ended December 31, 2020, the deficiencies identified involved the segregation of duties in some areas of finance, the oversight in information technologies, where certain processes may affect the internal controls over financial reporting, and the monitoring of review controls with respect to accounting for complex transactions.

During the first nine months of 2021, our management, with oversight from our audit committee, has implemented the following remediation steps to help address and mitigate some of the underlying deficiencies which gave rise to the previously disclosed material weaknesses and to improve our internal control over financial reporting:

Segregation of Duties in Some Areas of Finance

•	hired an additional full-time Business Controller in Belgium with an appropriate level of experience;
•	hired an experienced financial planning and analysis manager to implement forecasting and budgeting processes; and
•	changed certain organizational reporting lines and reallocated certain responsibilities to improve segregation of duties.

We intend to take additional measures around certain processes we have identified which we believe once implemented and in conjunction with the completed actions above will mitigate and remedy this weakness.

Oversight in Information Technologies

•	ensured that third party support and back up is available as cover for our information technology manager;
•	ensured that appropriate finance approvals are taken before adding users or access for financial systems and applications; and
•	implemented a quarterly user access control review process across finance and information technology systems.

As a result of these actions, we believe that this particular deficiency has been remedied.

Monitoring of Review Controls with Respect to Accounting for Complex Transactions

•	reallocated responsibilities across the finance organization to ensure that the appropriate level of knowledge and experience is applied based on complexity of tasks being undertaken;
•	further embedded the use of Certent, an equity management platform, to help with control and reporting of equity awards;
•	implemented additional review procedures at each month end close; and
•	in the event we encounter or anticipate any new and particularly complex transaction we will engage advisors from our wide professional network.

As a result of these actions, we believe that this particular deficiency has been remedied.

We intend to take additional steps to further strengthen the control environment. Such measures include but may not be limited to:

•	recruitment of a specialist in Human Resources to recommend and implement relevant policies and processes that will strengthen the control environment;
•	further strengthening our internal processes and reviews, including formal documentation thereof;
•	preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and
•	engaging additional resources if necessary to help us assess, document, design and implement control activities related to internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the third quarter of 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Equity Distribution Agreement by and among VolitionRx Limited, Oppenheimer & Co. Inc. and Cantor Fitzgerald & Co., dated September 24, 2021.	S-3	333-259783	1.2	September 24, 2021
10.1#	Employment Agreement by and between Volition America, Inc. and Gaetan Michel, dated effective September 15, 2021.					X
10.2#†	Consulting Services Agreement by and between Volition Global Services SRL and 3F Management SPRL (Gaetan Michel), dated effective September 15, 2021.					X
10.3#	Employment Agreement by and between Volition Diagnostics UK Limited and Nick Plummer, dated August 23, 2021.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

VOLITIONRX LIMITED

Dated: November 10, 2021	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: November 10, 2021	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

