Form 10-Q
period 2022-03-31
VOLITIONRX LTD
filed 2022-05-11
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 53,846,973 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Use of Terms

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to the “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly owned subsidiaries, Volition Global Services SRL, Singapore Volition Pte. Limited, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc., Volition Germany GmbH, and its majority-owned subsidiary, Volition Veterinary Diagnostics Development LLC. Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM and Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to herein are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; statements regarding the anticipated impact of the COVID-19 pandemic and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our inability to generate any significant revenue or achieve profitability;
•	Our need to raise additional capital in the future;
•	Our expectations to expand our product development, research and sales and marketing capabilities could give rise to difficulties in managing our growth;
•	Our limited experience with direct sales and marketing;
•	The material weaknesses in our internal control over financial reporting that we have identified;
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;
•	Our ability to successfully develop, manufacture, market, and sell our future products;
•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;
•	The acceptance by the marketplace of our future products;
•	The highly competitive and rapidly changing nature of the cancer diagnostics market;
•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;
•	Our dependence on third-party distributors;
•	Protection of our patents, intellectual property and trade secrets;
•	Business disruptions and economic and other uncertainties surrounding the COVID-19 pandemic; and
•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission, or the SEC.

In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022, or our Annual Report, this Report, the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections.

3

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	March 31,	December 31,
	2022	2021
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	23,732,379	20,581,313
Accounts receivable	72,371	12,510
Prepaid expenses	1,263,149	598,367
Other current assets	888,827	786,642
Total Current Assets	25,956,726	21,978,832

Property and equipment, net	4,721,065	4,911,077
Operating lease right-of-use assets	830,257	383,551
Intangible assets, net	175,391	216,876
Total Assets	31,683,439	27,490,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	2,205,240	1,542,457
Accrued liabilities	3,538,881	3,828,501
Deferred revenue	10,000,000	12,512
Management and directors’ fees payable	97,640	71,303
Current portion of long-term debt	1,333,316	797,855
Current portion of finance lease liabilities	46,656	48,958
Current portion of operating lease liabilities	249,051	171,166
Current portion of grant repayable	42,036	43,100
Total Current Liabilities	17,512,820	6,515,852

Long-term debt, net of current portion	2,031,875	2,270,767
Finance lease liabilities, net of current portion	486,690	511,086
Operating lease liabilities, net of current portion	594,392	217,305
Grant repayable, net of current portion	246,970	253,221
Total Liabilities	20,872,747	9,768,231

STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 53,790,261 shares and 53,772,261 shares, respectively	53,790	53,772
Additional paid-in capital	155,655,418	154,730,938
Accumulated other comprehensive income	30,422	148,326
Accumulated deficit	(144,622,666)	(136,988,636)
Total VolitionRx Limited Stockholders’ Equity	11,116,964	17,944,400
Non-controlling interest	(306,272)	(222,295)
Total Stockholders’ Equity	10,810,692	17,722,105

Total Liabilities and Stockholders’ Equity	31,683,439	27,490,336

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended March 31,
	2022	2021
	$	$
Revenues
Services	60,254	-
Product	53,957	25,530
Total Revenues	114,211	25,530

Operating Expenses
Research and development	3,590,053	3,873,079
General and administrative	2,602,152	1,810,160
Sales and marketing	1,598,983	427,401
Total Operating Expenses	7,791,188	6,110,640

Operating Loss	(7,676,977)	(6,085,110)

Other Income (Expenses)
Interest income	2	1,721
Interest expense	(41,032)	(42,181)
Total Other Income (Expenses)	(41,030)	(40,460)

Net Loss	(7,718,007)	(6,125,570)
Net Loss attributable to Non-Controlling Interest	83,977	9,424
Net Loss attributable to VolitionRx Limited Stockholders	(7,634,030)	(6,116,146)

Other Comprehensive (Loss) / Income
Foreign currency translation adjustments	(117,904)	134,133

Net Comprehensive Loss	(7,835,911)	(5,991,437)

Net Loss Per Share – Basic and Diluted	(0.14)	(0.12)
Weighted Average Shares Outstanding
– Basic and Diluted	53,775,096	50,928,742

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2021	53,772,261	53,772	154,730,938	148,326	(136,988,636)	(222,295)	17,722,105
Common stock issued for cash	3,000	3	9,464	-	-	-	9,467
Common stock issued for settlement of RSUs	15,000	15	(15)	-	-	-	-
Stock-based compensation	-	-	915,031	-	-	-	915,031
Foreign currency translation	-	-	-	(117,904)	-	-	(117,904)
Net loss for the period	-	-	-	-	(7,634,030)	(83,977)	(7,718,007)
Balance, March 31, 2022	53,790,261	53,790	155,655,418	30,422	(144,622,666)	(306,272)	10,810,692

Balance, December 31, 2020	48,607,017	48,607	126,526,239	(59,978)	(110,173,971)	(47,179)	16,293,718

Common stock issued for cash	4,183,533	4,184	20,324,744	-	-	-	20,328,928
Common stock issued for cashless exercise of stock options and settlement of RSUs	80,451	80	(80)	-	-	-	-
Stock-based compensation	-	-	555,342	-	-	-	555,342
Tax withholdings paid related to stock-based compensation	-	-	(23,758)	-	-	-	(23,758)
Foreign currency translation	-	-	-	134,133	-	-	134,133
Net loss for the period	-	-	-	-	(6,116,146)	(9,424)	(6,125,570)
Balance, March 31, 2021	52,871,001	52,871	147,382,487	74,155	(116,290,117)	(56,603)	31,162,793

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Three Months Ended March 31,
	2022	2021
	$	$
Operating Activities
Net Loss	(7,718,007)	(6,125,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224,310	227,342
Amortization of operating lease right-of-use assets	65,361	50,046
Stock-based compensation	915,031	555,342
Changes in operating assets and liabilities:
Prepaid expenses	(664,782)	(792,793)
Accounts receivable	(59,861)	(14,238)
Other current assets	(102,185)	86,907
Deferred Revenue, current and non-current	10,000,000	-
Accounts payable and accrued liabilities	361,237	(87,002)
Management and directors’ fees payable	25,750	(15,690)
Right-of-use assets operating leases liabilities	(57,008)	(49,485)
Net Cash Provided By / (Used In) Operating Activities	2,989,846	(6,165,141)

Investing Activities:
Purchases of property and equipment	(124,648)	(483,940)
Net Cash Used In Investing Activities	(124,648)	(483,940)

Financing Activities:
Net proceeds from issuances of common stock	9,467	20,328,928
Tax withholdings paid related to stock-based compensation	-	(23,758)
Proceeds from long-term debt	620,549	79,590
Payments on long-term debt	(250,711)	(161,727)
Payments on finance lease obligations	(13,133)	(14,722)
Net Cash Provided By Financing Activities	366,172	20,208,311

Effect of foreign exchange on cash	(80,304)	57,744

Net Change in Cash	3,151,066	13,616,974
Cash and cash equivalents – Beginning of Period	20,581,313	19,444,737
Cash and cash equivalents – End of Period	23,732,379	33,061,711

Supplemental Disclosures of Cash Flow Information:
Interest paid	41,032	42,181
Non-Cash Financing Activities:
Common stock issued on cashless exercises of stock options and settlement of vested RSUs	15	80
Offering costs from issuance of common stock	-	119,029

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of VolitionRx Limited (the “Company”, “VolitionRx,” “we” or “us”) for the three months ended March 31, 2022 and March 31, 2021, respectively, are unaudited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of our management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of our financial position as of March 31, 2022, and our results of operations and cash flows for the periods ended March 31, 2022 and March 31, 2021, respectively. The results of operations for the periods ended March 31, 2022 and March 31, 2021, respectively, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended March 31, 2022 include the accounts of the Company and its subsidiaries. The Company has two wholly-owned subsidiaries Singapore Volition Pte. Limited (“Singapore Volition”) and Volition Global Services SRL (“Volition Global”). Singapore Volition has one wholly-owned subsidiary, Belgian Volition SRL (“Belgian Volition”). Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority-owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f) for more information regarding Volition Vet, Volition Germany and Volition America. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of March 31, 2022, cash and cash equivalents totaled approximately $23.7 million, of which $10.2 million was held in an overnight money market account.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of March 31, 2022, the accounts receivable balance was $72,371 and the allowance for doubtful debts was $nil.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”)606, “Revenue from Contracts with Customers,” effective January 1, 2019. Under ASC 606, the Company recognizes revenues when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

The Company generates product revenues from the sale of its Nu.Q® Vet Cancer Screening Test, from the sale of nucleosomes, and from the sale of Research Use Only kits. In addition, revenue is received from external third parties for Nu.Q® Discover services the Company performs for them in its laboratory.

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

Royalty

The Company receives royalty revenues on the net sales recognized during the period in which the revenue is earned, and the amount is determinable from the licensee. These are presented in “Royalty” in the consolidated statements of operations and comprehensive loss. The Company does not have future performance obligations under this revenue stream. In accordance with ASC 606, the Company records these revenues based on estimates of the net sales that occurred during the relevant period from the licensee. The relevant period estimates of these royalties are based on preliminary gross sales data provided by Customers and analysis of historical gross-to-net adjustments. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known.

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

Licensing

The Company includes revenue recognized from the licensing of certain rights to third parties in “Licensing” in the consolidated statements of operations. For each development and/or commercialization agreement that results in revenues, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which we have an unconditional right to bill, and/or amounts for which payment has been received–including non-refundable amounts, but have not been recognized as revenue because the related performance obligations are deemed incomplete. As at March 31, 2022, the Company recorded $10.0 million as deferred revenue in respect of a non-refundable payment received in relation to a licensing and product supply agreement with Heksa Corporation. As at March 31, 2021, the Company recorded $nil deferred revenue.

Contract assets include costs and services incurred on contracts with open performance obligations. These contract assets were immaterial as of March 31, 2022.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2022, 6,346,268 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

Research and Development

In accordance with ASC 730, the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $3.6 million and $3.9 million during the three-months ended March 31, 2022, and March 31, 2021, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. Restricted stock units are valued based on the closing stock price on the date of grant. Refer to Note 7 for further details.

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. The Company has reclassified the prior period comparative amounts in Part I, Item 2. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, in relation to Research and Development expenses, General and Administrative expenses and Sales and Marketing expenses to be consistent with the current year classification.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 2 - Going Concern

The Company’s condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $144.6 million, has had negative cash flows from operations on an annual basis, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or to generate revenues as may be required to sustain its operations. Management plans to address the above as needed by (a) securing additional grant funds, (b) obtaining additional financing through debt or equity transactions, (c) granting licenses to third parties in exchange for specified up-front and/or milestone payments and (d) developing and commercializing its products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of March 31, 2022 and December 31, 2021:

				March 31,
				2022
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	589,517	445,310	144,207
Laboratory equipment	5 years	3,019,021	1,531,605	1,487,416
Office furniture and equipment	5 years	309,799	219,544	90,255
Buildings	30 years	2,123,879	255,424	1,868,455
Building improvements	5-15 years	1,268,648	271,064	997,584
Land	Not amortized	133,148	-	133,148
		7,444,012	2,722,947	4,721,065

				December 31,
				2021
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	599,944	474,169	125,775
Laboratory equipment	5 years	3,032,108	1,434,347	1,597,761
Office furniture and equipment	5 years	293,427	213,244	80,183
Buildings	30 years	2,177,641	243,750	1,933,891
Building improvements	5-15 years	1,293,258	256,309	1,036,949
Land	Not amortized	136,518	-	136,518
		7,532,896	2,621,819	4,911,077

During the three-month periods ended March 31, 2022 and March 31, 2021, the Company recognized $202,423 and $204,049, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

March 31,
2022
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,135,896	960,505	175,391

December 31,
2021
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,178,135	961,259	216,876

During the three-month periods ended March 31, 2022 and March 31, 2021, the Company recognized $21,887 and $23,293, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2022	$64,991
2023	$86,655
2024	$23,745
Total Intangible Assets	$175,391

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 Topic “Property, Plant and Equipment” as of December 31, 2021. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2021.

Note 5 - Related Party Transactions

See Note 6, Common Stock, for common stock issued to related parties and Note 7, Stock-Based Compensation, for stock options, warrants and RSUs issued to related parties. The Company has agreements with related parties for the purchase of products and consultancy services which are accrued under management and directors’ fees payable (see condensed consolidated balance sheets).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of March 31, 2022, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 53,790,261 and 53,772,261 shares were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

Stock Option Exercises and RSU Settlements

On March 28, 2022, 15,000 RSUs vested and resulted in the issuance of 15,000 shares of common stock.

Equity Distribution Agreement

On September 24, 2021, the Company entered into an equity distribution agreement (the “2021 EDA”) with Cantor Fitzgerald & Co. Inc. (“Cantor”)and Oppenheimer & Co. Inc. (“Oppenheimer”), to sell shares of its common stock having an aggregate offering price of up to $25.0 million from time-to-time, through an “at the market offering program” pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-259783) and related prospectuses, through Cantor and Oppenheimer each acting as the Company’s agent and/or principal. The Company was not obligated to sell any shares under the 2021 EDA. During the three months ended March 31, 2022, the Company raised aggregate net proceeds (net of brokers’ commissions and fees) of $9,464 under the 2021 EDA through the sale of 3,000 shares of its common stock. From inception through March 31, 2022, the Company raised aggregate net proceeds (net of brokers’ commissions and fees) of approximately $0.7 million under the 2021 EDA through the sale of 193,600 shares of its common stock. For additional information regarding the 2021 EDA, see Note 9, Subsequent Events.

Note 7 – Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the three-month period ended March 31, 2022:

		Weighted Average
	Number of Warrants	Exercise Price ($)
Outstanding at December 31, 2021	485,000	3.88
Granted	-	-
Outstanding at March 31, 2022	485,000	3.88

Exercisable at March 31, 2022	485,000	3.88

Below is a table summarizing the warrants issued and outstanding as of March 31, 2022, which have an aggregate weighted average remaining contractual life of 3.71 years.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
125,000	125,000	2.47	0.91	308,750
50,000	50,000	3.45	3.92	172,500
125,000	125,000	3.95	4.76	493,750
185,000	185,000	4.90	4.84	906,500
485,000	485,000			1,881,500

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) Warrants (continued)

Stock-based compensation expense related to warrants of $39,013 and $148,364 was recorded in the three months ended March 31, 2022 and March 31, 2021, respectively. There is no remaining expense to be recognized. As of March 31, 2022, the total intrinsic value of warrants outstanding was $67,500.

b) Options

The following table summarizes the changes in options outstanding of the Company during the three-month period ended March 31, 2022:

		Weighted Average
	Number of Options	Exercise Price ($)
Outstanding at December 31, 2021	5,027,518	3.87
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at March 31, 2022	5,027,518	3.87

Exercisable at March 31, 2022	3,937,518	4.00

.

Below is a table summarizing the options issued and outstanding as of March 31, 2022, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 6.00 years. As of March 31, 2022, an aggregate of 6,000,000 shares of common stock were authorized for issuance under the 2015 Stock Incentive Plan, of which 336,352 shares of common stock remained available for future issuance thereunder.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
635,000	635,000	3.25	2.87	2,063,750
2,717	2,717	3.35	1.42	9,102
1,060,000	10,000	3.40	9.35	3,604,000
800,000	760,000	3.60	8.10	2,880,000
1,682,837	1,682,837	4.00	4.51	6,731,348
11,801	11,801	4.35	1.20	51,334
89,163	89,163	4.38	5.82	390,534
50,000	50,000	4.80	4.76	240,000
696,000	696,000	5.00	4.99	3,480,000
5,027,518	3,937,518			19,450,068

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Stock-based compensation expense related to stock options of $394,053 and $355,076 was recorded in the three months ended March 31, 2022 and March 31, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $1,064,229 and is expected to be recognized over a period of 1.51 years. As of March 31, 2022, the total intrinsic value of stock options outstanding was $nil.

c) Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2022, all of which were issued pursuant to the 2015 Stock Incentive Plan.

	Number of	Weighted Average
	RSUs	Share Price ($)
Outstanding at December 31, 2021	810,750	3.33
Granted	38,000	2.81
Vested/Settled	(15,000)	3.59
Cancelled	-	-
Outstanding at March 31, 2022	833,750	3.30

Effective February 8, 2022, the Company granted aggregate RSUs of 8,000 shares of common stock to an employee in exchange for services provided to the Company. These RSUs vest over two years, with 50% vesting on each of February 8, 2023 and February 8, 2024, subject to continued service, and will result in total compensation expense of $22,640.

Effective March 1, 2022, the Company granted aggregate RSUs of 30,000 shares of common stock to various employees in exchange for services provided to the Company. These RSUs vest over two years, with 50% vesting on each of March 1, 2023 and March 1, 2024, subject to continued service, and will result in total compensation expense of $84,300.

On March 28, 2022, 15,000 RSUs vested and resulted in the issuance of 15,000 shares of common stock.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2022 and which have an aggregate weighted average remaining contractual life of 0.92 years.

		Weighted
		Average
		Remaining
Number	Share	Contractual
Outstanding	Price ($)	Life (Years)
30,000	2.81	1.42
8,000	2.83	1.36
39,809	3.04	1.01
610,191	3.31	0.86
38,000	3.32	0.94
23,000	3.38	1.21
43,500	3.51	1.09
26,250	3.52	0.04
15,000	3.59	0.98
833,750

Stock-based compensation expense related to RSUs of $481,962 and $51,902 was recorded in the three months ended March 31, 2022 and March 31, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,435,500. As of March 31, 2022, the total intrinsic value of the RSUs outstanding was $7,440.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing in May 2031 with implicit interest of 2.62%. As of March 31, 2022, the balance payable was $533,346.

In 2018, the Company entered into a capital lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000, that matured in January 2022 with implicit interest of 1.35%. The leased equipment is amortized on a straight-line basis over 5 years. As of March 31, 2022, the balance payable was $nil.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2022.

2022	$44,760
2023	$59,680
2024	$59,679
2025	$59,679
2026	$59,680
Greater than 5 years	$320,764
Total	$604,242
Less: Amount representing interest	$(70,896)
Present value of minimum lease payments	$533,346

b) Operating Lease Right-of-Use Obligations

As all the existing leases subject to the new lease standard ASC 842 (“Leases”) were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so the Company used its incremental borrowing rate as the discount rate. The Company’s weighted average discount rate is 2.45% and the weighted average remaining lease term is 35 months.

During the three months ended March 31, 2022, the Company entered into a new lease agreement. The lease is initially for 62 months and the initial rent is $7,642 a month. In connection with the new lease agreement the Company recorded $461,341 of right-of-use assets in exchange for right-of-use liabilities.

As of March 31, 2022, operating lease right-of-use assets and liabilities arising from operating leases were $830,257 and $843,443, respectively. During the three months ended March 31, 2022, cash paid for amounts included for the measurement of lease liabilities was $55,975 and the Company recorded operating lease expense of $72,865.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2022.

2022	$206,063
2023	$266,837
2024	$166,837
2025	$120,887
2026	$120,400
Total Operating Lease Obligations	$881,024
Less: Amount representing interest	$(37,581)
Present Value of minimum lease payments	$843,443

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the three months ended March 31, 2022, the Company recognized $20,854 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2022	$23,037
Total Operating Lease Liabilities	$23,037

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6% royalty on revenue, is equal to twice the amount of funding received. As of March 31, 2022, the grant balance repayable was $61,026.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000. Per the terms of the agreement, €181,500 of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of March 31, 2022, the grant balance repayable was $119,102.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433. Per the terms of the agreement, €278,830 of the grant is to be repaid by installments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of March 31, 2022, the grant balance repayable was $51,530.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000. Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of March 31, 2022, the grant balance repayable was $57,348.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

c) Grants Repayable (continued)

As of March 31, 2022, the total grant balance repayable was $289,006 and the payments remaining were as follows:

2022	$43,195
2023	$41,537
2024	$18,026
2025	$19,842
2026	$26,081
Greater than 5 years	$140,325
Total Grants Repayable	$289,006

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing in December 2023. As of March 31, 2022, the principal balance payable was $146,891.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing in December 2031. As of March 31, 2022, the principal balance payable was $209,267.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing in September 2024. As of March 31, 2022, €1 million had been drawn down under this agreement and the principal balance payable was $665,738.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.0%, maturing in June 2022. As of March 31, 2022, the principal balance payable was $42,250.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.80%, maturing in September 2024. As of March 31, 2022, the principal balance payable was $405,646.

On October 13, 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of March 31, 2022, the amount that has been drawn down under this agreement was €761,106, representing a principal balance payable of $844,496.

On November 23, 2021, the Company entered into a 3 ½ year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%, maturing June 2025. As of March 31, 2022, the amount that has been drawn down under this agreement was €450,000, representing a principal balance payable of $499,304.

On February 5, 2022, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $620,549 with fixed interest rate of 3.57%, maturing November 2022. As of March 31, 2022, the amount that has been drawn down under this agreement was $620,549 and the principal balance payable was $551,599.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt (continued)

As of March 31, 2022, the total balance for long-term debt payable was $3,365,191 and the payments remaining were as follows:

2022	$1,250,098
2023	$818,927
2024	$669,827
2025	$221,222
2026	$136,460
Greater than 5 years	$598,386
Total	$3,694,920
Less: Amount representing interest	$(329,729)
Total Long-Term Debt	$3,365,191

e) Collaborative Agreement Obligations

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a five-year period for €400,000. As of March 31, 2022, $221,913 is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year period for a cost to the Company of up to $2.55 million payable over such period. As of March 31, 2022, $510,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University (“TAMU”) in consideration for the license granted to the Company for a five-year period for a cost to the Company of up to $400,000 payable over such period. As of March 31, 2022, $18,994 is still to be paid by the Company under this agreement.

On September 16, 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for six months for a cost to the Company of €54,879. Subsequently the parties entered into an amendment to the agreement with an additional cost to the Company of €155,115. As of March 31, 2022, $16,771 is still to be paid by the Company under the amended agreement.

As of March 31, 2022, the total amount to be paid for future research and collaboration commitments was approximately $767,678 and the payments remaining were as follows:

2022 - remaining	$767,678
2022 - 2026	$-
Total Collaborative Agreement Obligations	$767,678

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of March 31, 2022, TAMU has a 12.5% equity interest in Volition Vet.

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

The Company agreed to terms of the transaction on December 13, 2019 and closed on January 10, 2020. Pursuant to the transaction agreement, the Company purchased all outstanding shares of Octamer. In exchange, the Company agreed to issue 73,263 newly issued restricted shares of Company common stock valued at $333,969 (based on the $4.56 per share volume weighted trading price for the five days prior to December 13, 2019), committed to pay approximately €350,000, subject to adjustments, and agreed to pay off certain Octamer expenses leading up to the agreement (representing net liabilities of $6,535). At closing, the Company issued 73,263 restricted shares of Company common stock, paid an adjusted amount of approximately $357,000 (€321,736) and recorded a holdback liability of $55,404 (€50,000) to be paid after the holdback period of 9 months following the closing (subject to offset for breaches of representations and warranties). During the year ended December 31, 2021, an amount of €43,152 was paid in full settlement of the amount due. The Company has no further financial obligations under the transaction agreement.

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

The Company recorded approximately $753,000 in compensation expense during the year 2020, as a result of cash paid, holdback liability, stock issued and assumption of expenses. As of March 31, 2022, $nil is still to be paid by the Company under the Managing Director’s agreement and $217 is payable under the 6% royalty agreement on sales to date (towards the Company’s aggregate minimum royalty obligation of $134,217).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Other Commitments (Continued)

Volition America

On November 3, 2020, the Company entered into a professional services master agreement with Diagnostic Oncology CRO, LLC to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. Under the terms of the agreement Diagnostic Oncology CRO, LLC will provide ad hoc consulting assistance on a project-by-project basis related to the review and assessment of existing data and information to prepare recommended intended use claims and coverage/reimbursement plans to support the preparation of FDA pre-submissions, clinical trial protocol development and study administration, and potential 510k regulatory marketing submissions of the Company’s diagnostic tests, including those proposed for use as an adjunct diagnostic tool for common and aggressive forms of Non-Hodgkin’s Lymphoma. The initial projects contemplated by the agreement relating to Non-Hodgkin’s Lymphoma obligate the Company to pay in aggregate of up to $2.9 million over a period of 22 months. Such payment obligations are on a project-by-project basis as deliverables are executed and subject to certain terms and conditions. Additionally, the Company may terminate the agreement or any project with or without cause upon at least 30 days’ prior written notice. Unless earlier terminated, the term of the agreement is until December 31, 2025 or such later date as when all projects have been completed. As of March 31, 2022, $9,588 is payable by Company for services rendered under the agreement.

g) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

In August 2021 and October 2021 the Compensation Committee of the Board of Directors approved the granting of equity-based awards under the 2015 Stock Incentive Plan as well as cash bonuses, vesting upon achievement of certain corporate goals focused around product development and commercialization, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries.

Conditional upon the achievement by July 1, 2022 of all specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipient, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipient. The Company estimates the total compensation expense based on current recipients to be $805,840. As of March 31, 2022, the Company has accrued compensation expense of $601,000 based on the probable outcomes related to the prescribed performance targets.

As discussed in detail in Note 8 - Stock-Based Compensation, of the notes to consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2021, an aggregate of 1,000,000 stock options and 500,000 restricted stock units were issued under the 2015 Stock Incentive Plan in connection with the August and October 2021 grants.

As of March 31, 2022, the Company has recognized compensation expense of $941,848 in relation to such stock options and $803,207 in relation to such restricted stock units, based on the probable outcomes related to the prescribed performance targets on the outstanding awards.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

RSU and Warrant Grants

Effective April 4, 2022, the Company granted RSUs of 32,000 shares of common stock to employees of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. The RSUs shall vest in two equal installments at 12 months and 24 months from the grant date, subject to continued service, and will result in total compensation expense of $94,400.

Effective April 4, 2022, the Company granted RSUs of 104,000 shares of common stock to employees of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. The RSUs shall vest in three equal installments at 12 months, 24 months and 36 months from the grant date, subject to continued service, and will result in total compensation expense of $306,800.

Effective April 4, 2022, the Company granted a warrant to purchase 54,000 shares of common stock to a Company employee for services to the Company and/or its subsidiaries. This warrant shall vest in two equal installments at 12 months and 24 months from the grant date, subject to continued service and expire on April 4, 2028 and April 4, 2029, respectively, with an exercise price of $3.05 per share. The Company has calculated the estimated fair market value of this warrant at $80,901, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $2.95, exercise price $3.05, 71.07% volatility, 2.53% risk-free rate, and no forfeiture rate.

Subsequent to March 31, 2022, 76,250 RSUs vested and resulted in the issuance of 56,712 shares of common stock (the remaining 19,538 shares of common stock were withheld for taxes and returned as authorized and unissued shares under the 2015 Stock Incentive Plan).

Equity Distribution Agreements

Termination of Equity Distribution Agreement

Effective May 7, 2022, the Company terminated its 2021 EDA and no further sales of the Company’s common stock will be made under the 2021 EDA. From April 1, 2022 to May 7, 2022, the Company made no additional sales under the 2021 EDA.

END NOTES TO FINANCIALS

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our blood tests are based on the science of Nucleosomics™, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid-an indication that disease is present. We are primarily focused on human diagnostics and monitoring but also have a subsidiary focused on animal diagnostics and monitoring.

We have five key pillars of focus, all of which use the same proprietary Nu.Q® platform to commercialize in different areas.

•	Nu.Q® Vet - cost-effective, easy-to-use cancer screening blood test for dogs and other animals
•	Nu.Q® NETs - monitoring the immune system to save lives
•	Nu.Q® - detecting cancer early to save lives
•	Nu.Q® Capture - capturing and concentrating samples for more accurate diagnosis
•	Nu.Q® Discover - a complete solution to profiling nucleosomes

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

We have developed and are continuing to develop a large portfolio of intellectual property (“IP”), centered around the science of identifying and measuring nucleosomes in the bloodstream. We call this science Nucleosomics™. Our technologies have a large range of applications, both in humans and animals, to screen, diagnose, and risk stratify patients, as well as to monitor treatments, disease progression and potential remissions. While we initially focused on screening for cancer, we have broadened the range of indications our blood tests can detect to include several diseases associated with NETosis, including sepsis and COVID-19, which is estimated to be responsible for one in five deaths worldwide.

We aim to remain an IP powerhouse in the Nucleosomics™ space and expect to monetize our IP and technologies through licensing and distribution contracts with companies with established distribution networks on a worldwide or regional basis, in both human and animal care.

To this end, on March 28, 2022, Volition entered into a license and product supply agreement with Heska Corporation, a leading global provider of advanced veterinary diagnostics. In exchange for granting Heska Corporation exclusive worldwide rights to sell the Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10 million upfront payment on signing and is eligible to receive up to an additional $18 million based upon the achievement of near and mid-term milestones. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Screening Test in kit format for companion animals, through Heska’s network of central reference laboratories.

Following the roll-out of our Nu.Q® Vet canine cancer screening test and Nu.Q® Discover, the next series of products we anticipate launching are as follows:

•	a canine cancer monitoring test;
•	NETosis related screening and monitoring tests for use in sepsis and COVID-19;
•	cancer tests for humans in Non-Hodgkin’s Lymphoma, colorectal cancer and lung cancer.

Our Nucleosomics™ technology is transferable to multiple platforms including ELISA 96-well plates and, bead-based chemiluminescent and we are currently working on transferring our technology to the widely-utilized homogeneous immunoassay, or HIA, platform and several point of care platforms to enable rapid turnaround of results in–clinic and in the doctor’s office.

Additionally, we are working on complete nucleosome analysis with our Nu.Q® Capture technology. The goal of this project is to investigate ways to specifically target circulating tumor DNA (“ctDNA”). The ability to enrich ctDNA will allow us to use mass spectrometry to analyze histone and DNA modifications, and to sequence DNA present around nucleosomes. This information could enable cancer diagnosis to identify the tissue of origin of a particular cancer.

Developments - COVID-19 Pandemic

Since the beginning of the COVID-19 pandemic in March 2020, we have implemented contingency planning to protect the health and well-being of our employees and to mitigate the impacts of the pandemic on our business. We have implemented travel restrictions as well as protocols limiting visitor access to our facilities, and we are following social distancing practices. As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could impact our clinical trials, including:

•	delays in enrolling patients in clinical trials;
•	delays in sample collection; and
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of our clinical trials.

The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations in the future remains uncertain and will be affected by a number of factors outside of our control, including the duration and extent of the pandemic, the development of new variants of the COVID-19 virus that may be more contagious or virulent than previous versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of March 31, 2022, we had cash and cash equivalents of approximately $23.7 million.

Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2022 and net cash used in operating activities was $6.2 million for the three months ended March 31, 2021, respectively. The increase in cash provided from operating activities for the period ended March 31, 2022 when compared to same period in 2021 was primarily due to a $10.0 million payment received pursuant to our license and product supply agreement with Heska Corporation, partly offset by higher payroll costs, and higher amounts paid to suppliers during the period.

Net cash used in investing activities was $0.1 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease was primarily due to a decrease in purchases of laboratory equipment.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2022 and net cash provided by financing activities was $20.2 million for the comparable period ended March 31, 2021. The decrease in cash provided by financing activities for the period ended March 31, 2022 when compared to same period in 2021 was primarily due to $18.9 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2021 and $1.5 million in net cash received from the issuance of shares of common stock under our ATM facility during the period ended March 31, 2021.

The following table summarizes our approximate contractual payments due by year as of March 31, 2022.

Approximate Payments (Including Interest) Due by Year

	Total	2022 (Remaining)	2023 - 2026	2027 +
Description	$	$	$	$
Finance Lease Obligations	604,242	44,760	238,718	320,764
Operating Lease Obligations	904,061	229,100	674,961	-
Grants Repayable	289,006	43,195	105,486	140,325
Long-Term Debt	3,694,920	1,250,098	1,846,436	598,386
Collaborative Agreements Obligations	767,678	767,678	-	-
Total	6,259,907	2,334,831	2,865,601	1,059,475

We intend to use our cash reserves to fund further research and development activities and launch new products. We do not currently have sufficient revenues to cover our annual expenses and expect to rely on financing our operations in future periods, mainly through the sale of equity or debt securities, and licensing rights, to provide sufficient funding to execute our strategic plan. However, there can be no assurance that we will be successful in raising additional funds, or that we will be able to do so on terms that are satisfactory to us.

In the event that additional financing is delayed, we will prioritize the maintenance of our research and development personnel and facilities, primarily in Belgium, and the maintenance of our patent rights. In such instance, the completion of clinical validation studies and regulatory approval processes for the purpose of bringing products to the in vitro diagnostics markets would be delayed. In the event of an ongoing lack of financing, it may be necessary to discontinue operations, which will adversely affect the value of our common stock.

We have not attained profitable operations on an ongoing basis and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2021 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Three-Months Ended March 31, 2022 and March 31, 2021.

The following table sets forth our results of operations for the three months ended on March 31, 2022 and March 31, 2021, respectively.

	Three Months Ended March 31,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
	$	$	$	%
Services	60,254	-	60,254	>100%
Product	53,957	25,530	28,427	>100%
Total Revenues	114,211	25,530	88,681	>100%

Research and development	3,590,053	3,873,079	(283,026)	(7%)
General and administrative	2,602,152	1,810,160	791,992	44%
Sales and marketing	1,598,983	427,401	1,171,582	>100%
Total Operating Expenses	7,791,188	6,110,640	1,680,548	28%

Interest income	2	1,721	(1,719)	(100%)
Interest expense	(41,032)	(42,181)	1,149	(3%)
Total Other Income / (Expenses)	(41,030)	(40,460)	(570)	1%

Net Loss	(7,718,007)	(6,125,570)	1,592,437	26%

Revenues

Our operations are transitioning from a research and development focused stage to a commercialization stage. Revenues during the three-months ended March 31, 2022 were $114,211, compared with $25,530 for the three-months ended March 31, 2021. The main source of revenue during the three months ended March 31, 2022 was services revenues from our Nu.Q® Discover offering and product revenues from sales of the Nu.Q® Vet Cancer Screening Test and H3.1 kits. The primary source of revenue during the three-months ended March 31, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test via the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $7.8 million for the three months ended March 31, 2022 from $6.1 million for the three months ended March 31, 2021, as a result of the factors described below.

Research and Development Expenses

Research and development expenses declined to $3.6 million from $3.9 million and for the three-months ended March 31, 2022 and March 31, 2021, respectively. This decline was primarily related to lower direct and other research and development expenses, partly offset by higher personnel expenses and stock-based compensation. The number of full-time equivalent (“FTE”) personnel we employed in this division increased by 10 to 55 compared to the prior year period.

	Three Months Ended March 31,
	2022	2021	Change
	$	$	$
Personnel expenses	1,775,719	1,492,444	283,275
Stock-based compensation	191,167	90,127	101,040
Direct research and development expenses	1,331,283	1,642,619	(311,336)
Other research and development	145,333	402,017	(256,684)
Depreciation and amortization	146,551	245,872	(99,321)
Total research and development expenses	3,590,053	3,873,079	(283,026)

General and Administrative Expenses

General and administrative expenses increased to $2.6 million from $1.8 million for the three-months ended March 31, 2022 and March 31, 2021, respectively. This increase was primarily due to higher personnel expenses and stock-based compensation during the period. The FTE personnel number within this division increased by 5 to 19 compared to the prior year period.

	Three Months Ended March 31,
	2022	2021	Change
	$	$	$
Personnel expenses	1,173,180	617,071	556,109
Stock-based compensation	444,801	333,866	110,935
Legal and professional fees	505,853	560,778	(54,925)
Other general and administrative	347,384	266,927	80,457
Depreciation and amortization	130,934	31,518	99,416
Total general and administrative expenses	2,602,152	1,810,160	791,992

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.6 million from $0.4 million for the three-months ended March 31, 2022 and March 31, 2021, respectively. This increase was primarily due to higher personnel expenses, stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number within this division increased by 11 to 18 compared to the prior year period.

	Three Months Ended March 31,
	2022	2021	Change
	$	$	$
Personnel expenses	1,017,091	184,137	832,954
Stock-based compensation	279,063	131,349	147,714
Direct marketing and professional fees	290,643	111,915	178,728
Depreciation and amortization	12,186	-	12,186
Total sales and marketing expenses	1,598,983	427,401	1,171,582

Other Income (Expenses)

For the three-months ended March 31, 2022, the Company’s other expenses were $41,030 compared to other expenses of $40,460 for the three-months ended March 31, 2021. This increase in other expenses was primarily related to the decrease in interest earned during the period.

Net Loss

For the three-months ended March 31, 2022, the Company’s net loss was $7.7 million, an increase of approximately $1.6 million in comparison to a net loss of $6.1 million for the three-months ended March 31, 2021. The change was a result of the factors described above.

Going Concern

We have not attained profitable operations on an ongoing basis and are dependent upon obtaining external financing to continue to pursue our operational and strategic plans. For these reasons, management has determined that there is substantial doubt that the business will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through an “at the market offering program” under an Equity Distribution Agreement. However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on current facts, historical experiences, information from third party professionals and various other factors that it believes to be reasonable under the circumstances. Actual results could differ materially and adversely from those estimates made by management. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2021, that our disclosure controls and procedures were not effective as of March 31, 2022, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our Annual Report, the deficiencies identified involved the segregation of duties in some areas of finance.

We have already taken steps towards remediating such deficiencies including:

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

We intend to take additional measures around certain processes we have identified which we believe once implemented in conjunction with the completed actions above will mitigate and remedy this weakness.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the first quarter of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Termination of Equity Distribution Agreement

Effective May 7, 2022, the Company terminated its Equity Distribution Agreement dated September 24, 2021 with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “2021 EDA”) and no further sales of the Company’s common stock will be made under the 2021 EDA. From inception through May 7, 2022, the Company raised aggregate net proceeds (net of brokers’ commissions and fees) of approximately $0.7 million under the 2021 EDA through the sale of 193,600 shares of its common stock.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	License and Supply Agreement between Belgian Volition and Heska Corporation, dated March 28, 2022.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

VOLITIONRX LIMITED

Dated: May 11, 2022	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

Dated: May 11, 2022	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer
(Authorized Signatory and Principal Financial and Accounting Officer)

