Form 10-Q
period 2022-06-30
VOLITIONRX LTD
filed 2022-08-10
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36833

VOLITIONRX LIMITED
(Exact name of registrant as specified in its charter)

Delaware	91-1949078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1489 West Warm Springs Road, Suite 110

Henderson, Nevada 89014

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

As of August 4, 2022, there were 57,296,973 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; statements regarding the anticipated impact of the COVID-19 pandemic and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30,	December 31,
	2022	2021
		$ $
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	16,730,441	20,581,313
Accounts receivable	8,489	12,510
Prepaid expenses	936,068	598,367
Other current assets	973,979	786,642
Total Current Assets	18,648,977	21,978,832

Property and equipment, net	4,807,729	4,911,077
Operating lease right-of-use assets	739,015	383,551
Intangible assets, net	151,314	216,876
Total Assets	24,347,035	27,490,336

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	2,602,351	1,542,457
Accrued liabilities	3,236,981	3,828,501
Deferred revenue	10,000,000	12,512
Management and directors’ fees payable	74,261	71,303
Current portion of long-term debt	1,085,089	797,855
Current portion of finance lease liabilities	44,293	48,958
Current portion of operating lease liabilities	241,838	171,166
Current portion of grant repayable	65,814	43,100
Total Current Liabilities	17,350,627	6,515,852

Long-term debt, net of current portion	1,743,156	2,270,767
Finance lease liabilities, net of current portion	447,880	511,086
Operating lease liabilities, net of current portion	519,485	217,305
Grant repayable, net of current portion	206,785	253,221
Total Liabilities	20,267,933	9,768,231

STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value Issued and outstanding: 53,846,973 shares and 53,772,261 shares, respectively	53,847	53,772
Additional paid-in capital	156,441,677	154,730,938
Accumulated other comprehensive income	244,519	148,326
Accumulated deficit	(152,272,367)	(136,988,636)
Total VolitionRx Limited Stockholders’ Equity	4,467,676	17,944,400
Non-controlling interest	(388,574)	(222,295)
Total Stockholders’ Equity	4,079,102	17,722,105

Total Liabilities and Stockholders’ Equity	24,347,035	27,490,336

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	$	$	$	$
Revenues
Services	10,046	-	70,300	-
Product	29,706	24,782	83,663	50,312
Total Revenues	39,752	24,782	153,963	50,312

Operating Expenses
Research and development	3,279,323	2,935,720	6,869,376	7,522,547
General and administrative	3,085,840	2,427,806	5,687,992	3,626,759
Sales and marketing	1,774,064	561,913	3,373,047	886,772
Total Operating Expenses	8,139,227	5,925,439	15,930,415	12,036,078

Operating Loss	(8,099,475)	(5,900,657)	(15,776,452)	(11,985,766)

Other Income (Expenses)
Grant income	393,440	391,532	393,440	391,532
Loss on disposal of fixed assets	-	(26,166)	-	(26,167)
Interest income	11,161	492	11,163	2,213
Interest expense	(37,129)	(39,688)	(78,161)	(81,869)

Total Other Income	367,472	326,170	326,442	285,709

Net Loss	(7,732,003)	(5,574,487)	(15,450,010)	(11,700,057)
Net Loss attributable to Non-Controlling Interest	82,302	47,539	166,279	56,963
Net Loss attributable to VolitionRx Limited Stockholders	(7,649,701)	(5,526,948)	(15,283,731)	(11,643,094)

Other Comprehensive Income / (Loss)
Foreign currency translation adjustments	214,097	(44,548)	96,193	89,585
Net Comprehensive Loss	(7,517,906)	(5,619,035)	(15,353,817)	(11,610,472)

Net Loss Per Share – Basic and Diluted attributable to VolitionRx Limited	(0.14)	(0.10)	(0.28)	(0.22)

Weighted Average Shares Outstanding
– Basic and Diluted	53,810,500	52,947,173	53,803,076	51,943,534

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

 For the Six Months Ended June 30, 2022 and June 30, 2021

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2021	53,772,261	53,772	154,730,938	148,326	(136,988,636)	(222,295)	17,722,105
Common stock issued for cash	3,000	3	9,464	-	-	-	9,467
Common stock issued for settlement of RSUs	15,000	15	(15)	-	-	-	-
Stock-based compensation	-	-	915,031	-	-	-	915,031
Foreign currency translation	-	-	-	(117,904)	-	-	(117,904)
Net loss for the period	-	-	-	-	(7,634,030)	(83,977)	(7,718,007)
Balance, March 31, 2022	53,790,261	53,790	155,655,418	30,422	(144,622,666)	(306,272)	10,810,692
Common stock issued for settlement of RSUs	56,712	57	(57)	-	-	-	-
Stock-based compensation	-	-	854,304	-	-	-	854,304
Tax withholdings paid related to stock-based compensation	-	-	(67,988)	-	-	-	(67,988)
Foreign currency translation	-	-	-	214,097	-	-	214,097
Net loss for the period	-	-	-	-	(7,649,701)	(82,302)	(7,732,003)
Balance, June 30, 2022	53,846,973	53,847	156,441,677	244,519	(152,272,367)	(388,574)	4,079,102

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2020	48,607,017	48,607	126,526,239	(59,978)	(110,173,971)	(47,179)	16,293,718
Common stock issued for cash	4,183,533	4,184	20,324,744	-	-	-	20,328,928
Common stock issued for cashless exercise of stock options and settlement of RSUs	80,451	80	(80)	-	-	-	-
Stock-based compensation	-	-	555,342	-	-	-	555,342
Tax withholdings paid related to stock-based compensation	-	-	(23,758)	-	-	-	(23,758)
Foreign currency translation	-	-	-	134,133	-	-	134,133
Net loss for the period	-	-	-	-	(6,116,146)	(9,424)	(6,125,570)
Balance, March 31, 2021	52,871,001	52,871	147,382,487	74,155	(116,290,117)	(56,603)	31,162,793

Common stock issued for cash	251,369	251	854,460	-	-	-	854,711
Common stock issued for settlement of RSUs	21,712	22	(22)	-	-	-	-
Stock-based compensation	-	-	337,744	-	-	-	337,744
Tax withholdings paid related to stock-based compensation	-	-	(106,668)	-	-	-	(106,668)
Foreign currency translation	-	-	-	(44,548)	-	-	(44,548)
Net loss for the period	-	-	-	-	(5,526,948)	(47,539)	(5,574,487)
Balance, June 30, 2021	53,144,082	53,144	148,468,001	29,607	(121,817,065)	(104,142)	26,629,545

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Six Months Ended June 30,
	2022	2021
	$	$
Operating Activities
Net Loss	(15,450,010)	(11,700,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	449,706	471,754
Amortization of operating lease right-of-use assets	133,260	99,035
Loss on disposal of fixed assets	-	26,166
Stock-based compensation	1,769,335	893,086
Changes in operating assets and liabilities:
Prepaid expenses	(337,701)	(632,320)
Accounts receivable	3,963	(8,682)
Other current assets	(187,337)	50,605
Deferred Revenue, current and non-current	9,987,488	-
Accounts payable and accrued liabilities	468,387	(630,236)
Management and directors’ fees payable	2,958	(36,791)
Right-of-use assets operating leases liabilities	(115,548)	(98,789)
Net Cash Used In Operating Activities	(3,275,499)	(11,566,229)

Investing Activities:
Purchases of property and equipment	(665,942)	(703,180)
Net Cash Used In Investing Activities	(665,942)	(703,180)

Financing Activities:
Net proceeds from issuances of common stock	9,464	21,183,639
Tax withholdings paid related to stock-based compensation	(67,988)	(130,426)
Proceeds from grants repayable	-	37,672
Proceeds from long-term debt	620,549	79,614
Payments on long-term debt	(631,667)	(383,782)
Payments on grants repayable	-	(47,830)
Payments on finance lease obligations	(24,384)	(29,347)
Net Cash (Used) Provided By Financing Activities	(94,026)	20,709,540

Effect of foreign exchange on cash	184,595	28,301

Net Change in Cash	(3,850,872)	8,468,432
Cash and cash equivalents – Beginning of Period	20,581,313	19,444,737
Cash and cash equivalents – End of Period	16,730,441	27,913,169

Supplemental Disclosures of Cash Flow Information:
Interest paid	78,161	81,869
Non-Cash Financing Activities:
Common stock issued on cashless exercises of stock options and settlement of vested RSUs	72	80
Offering costs from issuance of common stock	-	119,029

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) for the three and six months ended June 30, 2022 and June 30, 2021, respectively, are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2022, and its results of operations and cash flows for the periods ended June 30, 2022 and June 30, 2021, respectively. The results of operations for the periods ended June 30, 2022 and June 30, 2021, respectively, are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended June 30, 2022 include the accounts of the Company and its subsidiaries. The Company has two wholly owned subsidiaries, Singapore Volition Pte. Limited (“Singapore Volition”) and Volition Global Services SRL (“Volition Global”). Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL (“Belgian Volition”). Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f), Commitments and Contingencies – Other Commitments, for more information regarding Volition Vet and Volition Germany. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of June 30, 2022, cash and cash equivalents totaled approximately $16.7 million, of which $10.2 million was held in an overnight money market account.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of June 30, 2022, the accounts receivable balance was $8,489 and the allowance for doubtful debts was $nil.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Licensing

The Company includes revenue recognized from the licensing of certain rights to third parties in “Licensing” in the consolidated statements of operations and comprehensive loss. For each development and/or commercialization agreement that results in revenues, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received–including non-refundable amounts, but have not been recognized as revenue because the related performance obligations are deemed incomplete. As at June 30, 2022, the Company recorded $10.0 million as deferred revenue in respect of a non-refundable payment received in relation to a licensing and product supply agreement with Heksa Corporation.

Contract assets include costs and services incurred on contracts with open performance obligations. These contract assets were immaterial as of June 30, 2022.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2022, 6,460,018 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Foreign Currency Translation

The Company has functional currencies in Euros, US Dollars and British Pounds Sterling and its reporting currency is the US Dollar. Management has adopted ASC 830-20, “Foreign Currency Matters – Foreign Currency Transactions.”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated transactions are included in other comprehensive income (loss).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Research and Development

In accordance with ASC 730, the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $3.3 million and $2.9 million during the six-months ended June 30, 2022, and June 30, 2021, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. RSUs are valued based on the closing stock price on the date of grant. Refer to Note 7, Stock-Based Compensation, for further details.

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. The Company has reclassified the prior period comparative amounts for the quarter ended June 30, 2022. Certain reclassifications have been made to the prior years’ financial statements in relation to Research and Development expenses, General and Administrative expenses and Sales and Marketing expenses to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. The Company does not believe there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

COVID-19 Pandemic Impact

As of the date of this filing, there continue to be widespread concerns regarding the ongoing impacts and disruptions caused by the COVID-19 pandemic in the regions in which the Company operates. As a result of the impacts of the COVID-19 pandemic, the Company has experienced and may continue to experience disruptions to its clinical trials, including patient enrollment and sample collection delays.

Although the Company has taken steps to mitigate the impacts of the COVID-19 pandemic, the extent to which the pandemic will impact its business, financial condition, and results of operations in future periods is highly uncertain and will be affected by a number of factors outside of the Company’s control. These include the duration and extent of the COVID-19 pandemic, the development of new variants of the COVID-19 virus that may be more contagious or virulent than previous versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 2 - Going Concern

The Company’s condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $152.3 million, has had negative cash flows from operations on an annual basis, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of June 30, 2022 and December 31, 2021:

				June 30,
				2022
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	597,061	440,563	156,498
Laboratory equipment	5 years	3,291,800	1,585,319	1,706,481
Office furniture and equipment	5 years	321,356	216,428	104,928
Buildings	30 years	2,003,306	257,610	1,745,696
Building improvements	5-15 years	1,244,578	276,041	968,537
Land	Not amortized	125,589	-	125,589
		7,583,690	2,775,961	4,807,729

				December 31,
				2021
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	599,944	474,169	125,775
Laboratory equipment	5 years	3,032,108	1,434,347	1,597,761
Office furniture and equipment	5 years	293,427	213,244	80,183
Buildings	30 years	2,177,641	243,750	1,933,891
Building improvements	5-15 years	1,293,258	256,309	1,036,949
Land	Not amortized	136,518	-	136,518
		7,532,896	2,621,819	4,911,077

During the six-month periods ended June 30, 2022 and June 30, 2021, the Company recognized $407,059 and $425,187, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

June 30,
2022
		Accumulated	Net Carrying
	Cost $	Amortization $	Value $
Patents	1,080,777	929,463	151,314

December 31,
2021
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,178,135	961,259	216,876

During the six-month periods ended June 30, 2022 and June 30, 2021, the Company recognized $42,647 and $46,567, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2022 - remaining	$40,148
2023	$82,415
2024	$28,751
Total Intangible Assets	$151,314

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of June 30, 2022, the Company was authorized to issue 100 million shares of common stock, par value $0.001 per share, of which 53,846,973 and 53,772,261 shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

Stock Option Exercises and RSU Settlements

On March 28, 2022, 15,000 RSUs vested and resulted in the issuance of 15,000 shares of common stock.

On April 19, 2022, 26,250 RSUs vested, resulting in the issuance of 21,712 shares of common stock and the withholding of 4,538 shares of common stock for taxes, which were returned as authorized shares to the 2015 Stock Incentive Plan.

On May 1, 2022, 50,000 RSUs vested, resulting in the issuance of 35,000 shares of common stock and the withholding of 15,000 shares of common stock for taxes, which were returned as authorized shares to the 2015 Stock Incentive Plan.

Equity Distribution Agreements

On September 24, 2021, the Company entered into an equity distribution agreement (the “2021 EDA”) with Cantor Fitzgerald & Co. Inc. (“Cantor”) and Oppenheimer & Co. Inc. (“Oppenheimer”), to sell shares of its common stock having an aggregate offering price of up to $25.0 million from time-to-time, through an “at the market offering program” pursuant to the Company’s effective “shelf” registration statement on Form S-3 (File No. 333-259783) and related prospectuses, through Cantor and Oppenheimer each acting as the Company’s agent and/or principal. The Company was not obligated to sell any shares under the 2021 EDA. During the three months ended June 30, 2022, no sales of shares of its common stock were made under the 2021 EDA. From inception through June 30, 2022, the Company raised aggregate net proceeds (net of brokers’ commissions and fees) of approximately $0.7 million under the 2021 EDA through the sale of 193,600 shares of its common stock. Effective May 7, 2022, the Company terminated its 2021 EDA and no further sales of the Company’s common stock will be made under the 2021 EDA.

On May 20, 2022, the Company entered into an equity distribution agreement (the “2022 EDA”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, having an aggregate offering price of up to $25 million from time to time, through an “at the market” offering program pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-259783) and related prospectuses, through Jefferies acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2022 EDA. The 2022 EDA replaces the 2021 EDA. As of June 30 2022, no shares of common stock have been sold under the 2022 EDA.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the six-month period ended June 30, 2022:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price ($)
Outstanding at December 31, 2021	485,000	3.88
Granted	54,000	3.05
Outstanding at June 30, 2022	539,000	3.80

Exercisable at June 30, 2022	485,000	3.88

Below is a table summarizing the warrants issued and outstanding as of June 30, 2022, which have an aggregate weighted average remaining contractual life of 3.74 years.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
125,000	125,000	2.47	0.66	308,750
54,000	-	3.05	6.27	164,700
50,000	50,000	3.45	3.67	172,500
125,000	125,000	3.95	4.51	493,750
185,000	185,000	4.90	4.59	906,500
539,000	485,000			2,046,200

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) Warrants (continued)

Stock-based compensation expense related to warrants of $53,601 and $337,823 was recorded in the six months ended June 30, 2022 and June 30, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $66,313 and is expected to be recognized over a period of 1.76 years. As of June 30, 2022, the total intrinsic value of warrants outstanding was $nil.

b) Options

The following table summarizes the changes in options outstanding of the Company during the six-month period ended June 30, 2022:

		Weighted
		Average
	Number of	Exercise
	Options	Price ($)
Outstanding at December 31, 2021	5,027,518	3.87
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at June 30, 2022	5,027,518	3.87

Exercisable at June 30, 2022	3,977,518	3.99

Below is a table summarizing the options issued and outstanding as of June 30, 2022, all of which were issued pursuant to the 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016)and which have an aggregate weighted average remaining contractual life of 5.75 years. As of June 30, 2022, an aggregate of 7,750,000 shares of common stock were authorized for issuance under the 2015 Stock Incentive Plan, of which 1,969,890 shares of common stock remained available for future issuance thereunder.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
635,000	635,000	3.25	2.62	2,063,750
2,717	2,717	3.35	1.18	9,102
1,060,000	10,000	3.40	9.10	3,604,000
800,000	800,000	3.60	7.85	2,880,000
1,682,837	1,682,837	4.00	4.26	6,731,348
11,801	11,801	4.35	0.95	51,334
89,163	89,163	4.38	5.57	390,534
50,000	50,000	4.80	4.51	240,000
696,000	696,000	5.00	4.74	3,480,000
5,027,518	3,977,518			19,450,068

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Stock-based compensation expense related to stock options of $784,236 and $418,292 was recorded in the six months ended June 30, 2022 and June 30, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $674,046 and is expected to be recognized over a period of 1.26 years. As of June 30, 2022, the total intrinsic value of stock options outstanding was $nil.

c) Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2022, all of which were issued pursuant to the 2015 Stock Incentive Plan.

		Weighted
	Number of	Average
	RSUs	Share Price ($)
Outstanding at December 31, 2021	810,750	3.33
Granted	207,000	2.85
Vested/Settled	(91,250)	3.42
Cancelled	(33,000)	3.35
Outstanding at June 30, 2022	893,500	3.21

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

Effective April 4, 2022, the Company granted aggregate RSUs of 32,000 shares of common stock to employees of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. The RSUs shall vest in two equal installments at 12 months and 24 months from the grant date, subject to continued service, and will result in total compensation expense of $94,400.

Effective April 4, 2022, the Company granted aggregate RSUs of 104,000 shares of common stock to employees of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. The RSUs shall vest in three equal installments at 12 months , 24 months and 36 months from the grant date, subject to continued service, and will result in total compensation expense of $306,800.

On April 19, 2022, 26,250 RSUs vested and resulted in the issuance of 21,712 shares of common stock and the remaining 4,538 shares of common stock were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan.

On May 1, 2022, 50,000 RSUs vested and resulted in the issuance of 35,000 shares of common stock and the remaining 15,000 shares of common stock were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan.

On May 31, 2022, an aggregate of 33,000 RSUs previously granted to employees were cancelled and returned as authorized shares under the 2015 Stock Incentive Plan upon the resignation of such employees prior to vesting.

Effective June 1, 2022, the Company granted aggregate RSUs of 33,000 shares of common stock to various employees in exchange for services provided to the Company. These RSUs vest over two years, with 50% vesting on each of June 1, 2023 and June 1, 2024, subject to continued service, and will result in total compensation expense of $80,850.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2022 and which have an aggregate weighted average remaining contractual life of 0.92 years.

		Weighted
		Average
		Remaining
Number	Share	Contractual
Outstanding	Price ($)	Life (Years)
33,000	2.45	1.42
30,000	2.81	1.17
8,000	2.83	1.11
136,000	2.95	1.48
39,809	3.04	0.76
560,191	3.31	0.62
24,000	3.32	0.55
4,000	3.38	0.48
43,500	3.51	0.84
15,000	3.59	0.73
893,500

Stock-based compensation expense related to RSUs of $931,498 and $136,971 was recorded in the six months ended June 30, 2022 and June 30, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,340,640.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing in May 2031 with implicit interest of 2.62%. As of June 30, 2022, the balance payable was $492,173.

In 2018, the Company entered into a capital lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000, that matured in January 2022 with implicit interest of 1.35%. The leased equipment is amortized on a straight-line basis over 5 years. As of June 30, 2022, the balance payable was $nil.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2022.

2022 - remaining	$28,145
2023	$56,292
2024	$56,291
2025	$56,291
2026	$56,292
Greater than 5 years	$302,554
Total	$555,865
Less: Amount representing interest	$(63,692)
Present value of minimum lease payments	$492,173

b) Operating Lease Right-of-Use Obligations

As all the existing leases subject to the new lease standard ASC 842 (“Leases”) were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so the Company used its incremental borrowing rate as the discount rate. The Company’s weighted average discount rate is 2.43% and the weighted average remaining lease term is 31 months.

During the six months ended June 30, 2022, the Company entered into a new lease agreement. The lease is initially for 62 months and the initial rent is $7,642 a month. In connection with the new lease agreement the Company recorded $461,341 of right of use assets in exchange for right of use liabilities.

As of June 30, 2022, operating lease right-of-use assets and liabilities arising from operating leases were $739,015 and $761,323, respectively. During the six months ended June 30, 2022, cash paid for amounts included for the measurement of lease liabilities was $102,424 and the Company recorded operating lease expense of $120,733.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2022.

2022 - remaining	$127,652
2023	$263,097
2024	$162,756
2025	$119,712
2026	$120,400
Total Operating Lease Obligations	$793,617
Less: Amount representing interest	$(32,294)
Present Value of minimum lease payments	$761,323

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the six months ended June 30, 2022, the Company recognized $41,708 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2022 - remaining	$25,715
2023	$22,505
Total Operating Lease Liabilities	$48,220

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6.00% royalty on revenue, is equal to twice the amount of funding received. As of June 30, 2022, the grant balance repayable was $57,562.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000. Per the terms of the agreement, €181,500 of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of June 30, 2022, the grant balance repayable was $112,340.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433. Per the terms of the agreement, €278,830 of the grant is to be repaid by installments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of June 30, 2022, the grant balance repayable was $48,605.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

c) Grants Repayable (continued)

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000. Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of June 30, 2022, the grant balance repayable was $54,092.

As of June 30, 2022, the total grant balance repayable was $272,599 and the payments remaining were as follows:

2022 - remaining	$40,743
2023	$39,179
2024	$17,002
2025	$18,716
2026	$24,600
Greater than 5 years	$132,359
Total Grants Repayable	$272,599

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing in December 2023. As of June 30, 2022, the principal balance payable was $119,470.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing in December 2031. As of June 30, 2022, the principal balance payable was $192,996.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing in September 2024. As of June 30, 2022, €1 million had been drawn down under this agreement and the principal balance payable was $575,615.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.00%, maturing in June 2022. As of June 30, 2022, the principal balance payable was $0.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.80%, maturing in September 2024. As of June 30, 2022, the principal balance payable was $346,385.

On October 13, 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of June 30, 2022, the principal balance payable was $778,072.

On November 23, 2021, the Company entered into a 3 ½ year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%, maturing June 2025. As of June 30, 2022, the principal balance payable was $470,958.

On February 5, 2022, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $620,549 with fixed interest rate of 3.57%, maturing November 2022. As of June 30, 2022, the maximum has been drawn down under this agreement and the principal balance payable was $344,749.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt (continued)

As of June 30, 2022, the total balance for long-term debt payable was $2,828,245 and the payments remaining were as follows:

2022 - remaining	$796,290
2023	$772,436
2024	$631,800
2025	$208,663
2026	$128,713
Greater than 5 years	$564,414
Total	$3,102,316
Less: Amount representing interest	$(274,071)
Total Long-Term Debt	$2,828,245

e) Collaborative Agreement Obligations

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a five-year period for €400,000. As of June 30, 2022, $209,315 is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year period for a cost to the Company of up to $2.55 million payable over such period. As of June 30, 2022, $510,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University (“TAMU”) in consideration for the license granted to the Company for a five-year period for a cost to the Company of up to $400,000 payable over such period. As of June 30, 2022, $18,994 is still to be paid by the Company under this agreement.

On September 16, 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for six months for a cost to the Company of €54,879. Subsequently the parties entered into an amendment to the agreement with an additional cost to the Company of €100,236. In the three months ended June 30, 2022, the parties entered into agreements for an additional cost to the Company of €39,000. As of June 30, 2022, $46,170 is still to be paid by the Company under the amended agreement.

As of June 30, 2022, the total amount to be paid for future research and collaboration commitments was approximately $ 784,479 and the payments remaining were as follows:

2022 - remaining	$784,479
2022 - 2026	$-
Total Collaborative Agreement Obligations	$784,479

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of June 30, 2022, TAMU has a 12.5% equity interest in Volition Vet.

Volition Germany

On January 10, 2020, the Company, through its wholly-owned subsidiary Belgian Volition, acquired an epigenetic reagent company, Octamer GmbH (“Octamer”), based in Munich, Germany, and hired its founder for his expertise and knowledge to be passed to Company personnel. On March 9, 2020, Octamer was renamed to Volition Germany GmbH (or “Volition Germany”).

In connection with the transaction agreement, the Company entered into a royalty agreement with the founder providing for the payment of royalties in the amount of 6% of net sales of Volition Germany’s nucleosomes as reagents to pharmaceutical companies for use in the development, manufacture and screening of molecules for use as therapeutic drugs for a period of five years post-closing.

As of June 30, 2022, $217 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of $134,217.

Volition America

On November 3, 2020, the Company entered into a professional services master agreement with Diagnostic Oncology CRO, LLC ("DXOCRO") to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. Under the terms of the agreement DXOCRO will provide ad hoc consulting assistance on a project-by-project basis related to the review and assessment of existing data and information to prepare recommended intended use claims and coverage/reimbursement plans to support the preparation of FDA pre-submissions, clinical trial protocol development and study administration, and potential 510k regulatory marketing submissions of the Company’s diagnostic tests, including those proposed for use as an adjunct diagnostic tool for common and aggressive forms of non-Hodgkin’s lymphoma. The initial projects contemplated by the agreement relating to non-Hodgkin’s lymphoma obligate the Company to pay in aggregate of up to $2.9 million over a period of 22 months. Such payment obligations are on a project-by-project basis as deliverables are executed and subject to certain terms and conditions. Additionally, the Company may terminate the agreement or any project with or without cause upon at least 30 days’ prior written notice. Unless earlier terminated, the term of the agreement is until December 31, 2025 or such later date as when all projects have been completed. As of June 30, 2022, $4,375 is payable by Company for services rendered under the agreement.

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

Conditional upon the achievement by July 1, 2022 of all specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipient, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipient. As of June 30, 2022, the Company has accrued compensation expense of $737,137 based on the actual outcomes related to the prescribed performance targets.

As discussed in detail in Note 8, - Stock-Based Compensation, of the notes to consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2021, an aggregate of 1,000,000 stock options and 500,000 RSUs were issued under the 2015 Stock Incentive Plan in connection with the August and October 2021 grants.

On June 23, 2022, the Compensation Committee of the Board of Directors approved the achievement of all of the remaining outstanding corporate goals resulting in the payment of the cash bonus awards and the vesting of the rights to the equity-based awards, which equity-based awards remain subject to time-based vesting in equal installments on each of August 3, 2022 and August 3, 2023 (with the exception of October 4, 2022 and October 4, 2023 for one award) and the continuous service of the award recipient through the applicable vesting date.

As of June 30, 2022, the Company has recognized compensation expense of $1,303,627 in relation to such stock options and $1,113,059 in relation to such RSUs, based on the probable outcomes related to the prescribed performance targets on the outstanding awards.

As of June 30, 2022, the Company has unrecognized compensation expense of $635,526 in relation to such stock options and $541,337 in relation to such RSUs, based on the probable outcomes related to the prescribed performance targets on the outstanding awards.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Equity Capital Raise

On July 29, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (the “Underwriter”) in connection with an underwritten public offering (the “Offering”) of 3,450,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”) pursuant to the Company’s shelf registration statement on Form S-3 (declared effective by the SEC on November 8, 2021, File No. 333-259783). The Underwriter purchased the Shares from the Company at a price of $2.00 per share on August 2, 2022. The net proceeds received by the Company for the sale and issuance of the Shares were approximately $6.4 million, before deducting offering expenses payable by the Company.

Non-Dilutive Funding from Namur Invest

In July 2022, Volition was awarded a $1.5 million (€1.5 million) loan by Namur Invest Capital Risk to fund an early access program for its Nu.Q® product portfolio at key sites across the EU, UK, and US. The loan bears interest at a rate of 6.00% per year and is repayable over four years with a maturity date of July 31, 2026.

Restricted Stock Units (RSUs)

On August 3, 2022, 230,102 RSUs vested and will result in the issuance of 191,992 shares of common stock and the remaining 38,110 shares of common stock will be withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan.

Amendment to Agreement with DXOCRO

On August 8, 2022, Volition entered into an amendment to the agreement with DXOCRO to undertake additional clinical studies in the U.S. Pursuant to the agreement, as amended, DXOCRO will conduct large-scale finding studies across multiple sites in the U.S. using Volition's Nu.Q® NETs and Nu.Q® Cancer tests to determine clinical utility in sepsis and cancer. Under the revised agreement, the cost of the studies is estimated at up to $4.2 million, including the original project contemplated by the agreement, and is expected to be completed within the next 12 months. The amendment expands the scope of the agreement referred to under Note 8(f), Commitments and Contingencies - Other Commitments.

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

Company Overview

Volition is a multi-national epigenetics company that applies its Nucleosomics™ platform through its subsidiaries to develop simple, easy to use, cost-effective blood tests to help diagnose and monitor a range of life-altering diseases, including certain cancers and diseases associated with NETosis, such as sepsis and COVID-19. Our mission is to save lives and improve outcomes for millions of people and animals worldwide. Early diagnosis and monitoring have the potential to not only prolong the life of patients, but also to improve their quality of life.

Our blood tests are based on the science of Nucleosomics™, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid which indicates whether a disease is present. While we are primarily focused on human diagnostics and monitoring, we also have a subsidiary focused on animal diagnostics and monitoring.

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

Our research and development activities are centered in Belgium, with an innovation laboratory in California, and additional offices in Nevada, London, and Singapore, where we focus on bringing our diagnostic and disease monitoring products to market.

Commercialization Strategy

We believe, given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, Nu.Q® could potentially be used throughout the world.

We have developed and are continuing to develop a large portfolio of intellectual property (“IP”), centered around the science of identifying and measuring nucleosomes in the bloodstream. We call this science Nucleosomics™. Our technologies have a large range of applications, both in humans and animals, to screen, diagnose, and risk stratify patients, as well as to monitor treatments, disease progression and potential remissions. While we initially focused our technology on cancer screening, we have since broadened the range of indications our blood tests can detect to include several diseases associated with NETosis, including sepsis and COVID-19, which is estimated to be responsible for one in five deaths worldwide.

We aim to remain an IP powerhouse in the Nucleosomics™ space and expect to monetize our IP and technologies through licensing and distribution contracts with companies that have established distribution networks on a worldwide or regional basis, in both human and animal care.

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska Corporation, (“Heska”) a leading global provider of advanced veterinary diagnostics. In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Screening Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing and is eligible to receive up to an additional $18.0 million based upon the achievement of certain near and mid-term milestones. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Screening Test in kit format for companion animals through Heska’s network of central reference laboratories.

Following the roll-out of our Nu.Q® Vet canine cancer screening test and Nu.Q® Discover, the next series of products we anticipate launching are as follows:

•	a canine cancer monitoring test;
•	NETosis related screening and monitoring tests for use in sepsis and COVID-19; and
•	cancer tests for humans in non-Hodgkin’s lymphoma, colorectal cancer and lung cancer.

Our Nucleosomics™ technology is transferable to multiple platforms including ELISA 96-well plates and, bead-based chemiluminescent. We are currently working on transferring our technology to the widely-utilized homogeneous immunoassay, platform and several point of care platforms to enable rapid turnaround of results both in–clinic and at the doctor’s office.

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

Developments - COVID-19 Pandemic

Since the beginning of the COVID-19 pandemic in March 2020, we have implemented contingency planning to protect the health and well-being of our employees and to mitigate the impacts of the pandemic on our business. We have implemented travel restrictions as well as protocols limiting visitor access to our facilities, and we are following social distancing practices. As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could impact our clinical trials, including:

•	delays in enrolling patients in clinical trials;
•	delays in sample collection; and
•	diversion of healthcare resources away from the conduct of clinical trials, including the withdrawal of
•	hospitals serving as clinical trial sites and hospital staff supporting the conduct of our clinical trials.

The extent to which the COVID-19 pandemic will impact our business, financial condition, and results of operations in the future remains uncertain and will be affected by a number of factors outside our control, including the duration and extent of the pandemic, the development of new variants of the COVID-19 virus that may be more contagious or virulent than previous versions, the scope of mandated or recommended containment and mitigation measures, the effect of government stabilization and recovery efforts, and the success of vaccine distribution programs.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of June 30, 2022, we had cash and cash equivalents of approximately $16.7 million.

Net cash used in operating activities was approximately $3.3 million for the six months ended June 30, 2022 and $11.6 million for the six months ended June 30, 2021. The decrease in cash used in operating activities for the period ended June 30, 2022 when compared to same period in 2021 was primarily due to a $10.0 million payment received pursuant to our master license and product supply agreement with Heska, partly offset by higher payroll costs, and higher amounts paid to suppliers during the period.

Net cash used in investing activities was approximately $0.7 million for the six months ended June 30, 2022 and $0.7 million for the six months ended June 30, 2021. This was primarily related to purchases of laboratory equipment.

Net cash used by financing activities was approximately $0.1 million for the six months ended June 30, 2022 and net cash provided by financing activities was $20.7 million for the comparable period ended June 30, 2021. The decrease in cash provided by financing activities for the period ended June 30, 2022 when compared to same period in 2021 was primarily due to $18.9 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2021 and $2.4 million in net cash received from the issuance of shares of common stock under our ATM facilities during the period ended June 30, 2021.

The following table summarizes our approximate contractual payments due by year as of June 30, 2022.

Approximate Payments (Including Interest) Due by Year

	Total	2022 (Remaining)	2023 - 2026	2027 +
Description	$	$	$	$
Finance Lease Obligations	555,865	28,145	225,166	302,554
Operating Lease Obligations	841,837	153,367	688,470	-
Grants Repayable	272,599	40,743	99,497	132,359
Long-Term Debt	3,102,316	796,290	1,741,612	564,414
Collaborative Agreements Obligations	784,479	784,479	-	-
Total	5,557,096	1,803,024	2,754,745	999,327

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021

The following table sets forth our results of operations for the three months ended June 30, 2022 and June 30, 2021, respectively:

	Three Months Ended June 30,
	2022 $	2021 $	Increase (Decrease)	Increase (Decrease)
Services	10,046	-	10,046	>100%
Product	29,706	24,782	4,924	20%
Total Revenues	39,752	24,782	14,970	60%

Research and development	3,279,323	2,935,720	343,603	12%
General and administrative	3,085,840	2,427,806	658,034	27%
Sales and marketing	1,774,064	561,913	1,212,151	>100%
Total Operating Expenses	8,139,227	5,925,439	2,213,788	37%

Grant income	393,440	391,532	1,908	0%
Loss on disposal of fixed assets	-	(26,166)	26,166	(100)%
Interest income	11,161	492	10,669	>100%
Interest expense	(37,129)	(39,688)	2,559	(6)%
Total Other Income	367,472	326,170	41,302	13%

Net Loss	(7,732,003)	(5,574,487)	2,157,516	39%

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenues during the three-months ended June 30, 2022 were $39,752, compared with $24,782 for the three-months ended and June 30, 2021. The main source of revenues during the three-months ended June 30, 2022 was product sales of the Nu.Q® Vet Cancer Screening Test and services revenue from our Nu.Q® Discover offering. The primary source of revenue during the three-months ended June 30, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test through the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $8.1 million from $5.9 million during the three months ended June 30, 2022 and June 30, 2021, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $3.3 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021. This increase was primarily related to higher personnel expenses and stock-based compensation during the period. The full time equivalent, or (“FTE”) personnel numbers increased by 15 to 57 compared to the prior year period.

	Three Months Ended June 30,
	2022	2021	Change
	$	$	$
Personnel expenses	1,585,570	1,220,021	365,549
Stock-based compensation	155,784	25,347	130,437
Direct research and development expenses	1,266,746	1,602,551	(335,805)
Other research and development	98,293	(57,167)	155,460
Depreciation and amortization	172,930	144,968	27,962
Total research and development expenses	3,279,323	2,935,720	343,603

General and Administrative Expenses

General and administrative expenses increased to $3.1 million from $2.4 million for the three months ended June 30, 2022 and June 30, 2021, respectively. This increase was primarily due to higher personnel expenses and stock-based compensation during the period. The FTE personnel number increased by two to 23 compared to the prior year period.

	Three Months Ended June 30,
	2022	2021	Change
	$	$	$
Personnel expenses	1,283,322	997,861	285,461
Stock-based compensation	387,901	240,855	147,046
Legal and professional fees	821,309	678,522	142,787
Other general and administrative	485,491	362,118	123,373
Depreciation and amortization	107,817	148,450	(40,633)
Total general and administrative expenses	3,085,840	2,427,806	658,034

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.8 million from $0.6 million for the three months ended June 30, 2022 and June 30, 2021, respectively. This increase was primarily due to higher personnel expenses, stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number increased by 14 to 19 compared to the prior year period.

	Three Months Ended June 30,
	2022	2021	Change
	$	$	$
Personnel expenses	1,170,074	326,596	843,478
Stock-based compensation	310,622	71,542	239,080
Direct marketing and professional fees	280,817	163,775	117,042
Depreciation and amortization	12,551	-	12,551
Total sales and marketing expenses	1,774,064	561,913	1,212,151

Other Income

For the three months ended June 30, 2022, the Company’s other income was $367,472 compared to other income of $326,170 for the three months ended June 30, 2021. These amounts primarily consisted of grant income. The increase in other income was mainly due to a loss on disposal of a fixed asset in the prior year.

Net Loss

For the three months ended June 30, 2022, the Company’s net loss was approximately $7.7 million in comparison to a net loss of $5.6 million for the three months ended June 30, 2021. The change was primarily a result of the factors described above.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021

The following table sets forth our results of operations for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
	2022 $	2021 $	Increase (Decrease)	Percentage Increase (Decrease)
Service	70,300	-	70,300	>100%
Product	83,663	50,312	33,351	66%
Total Revenues	153,963	50,312	103,651	>100%

Research and development	6,869,376	7,522,547	(653,171)	(9%)
General and administrative	5,687,992	3,626,759	2,061,233	57%
Sales and marketing	3,373,047	886,772	2,486,275	>100%
Total Operating Expenses	15,930,415	12,036,078	3,894,337	32%

Grant income	393,440	391,532	1,908	0%
Loss on disposal of fixed assets	-	(26,167)	26,167	(100%)
Interest income	11,163	2,213	8,950	>100%
Interest expense	(78,161)	(81,869)	3,708	(5%)
Total Other Income	326,442	285,709	40,733	14%

Net Loss	(15,450,010)	(11,700,057)	3,749,953	32%

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenues during the during the six-months ended June 30, 2022 were $153,963, compared with $50,312 for the six-months ended June 30, 2021. The main source of revenues during the six-months ended June 30, 2022 was product sales of the Nu.Q® Vet Cancer Screening Test and services revenue from our Nu.Q® Discover offering. The primary source of revenue during the six-months ended June 30, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test through the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $15.9 million from $12.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $6.9 million for the six months ended June 30, 2022, from $7.5 million for the six months ended June 30, 2021. This decrease in overall research and development expenditures was primarily related to lower research and collaboration and laboratory costs offset by increased personnel expenses and stock-based compensation. The FTE personnel number increased by 15 to 57 compared to the prior year period.

	Six Months Ended June 30,
	2022	2021	Change
	$	$	$
Personnel expenses	3,361,289	3,028,929	332,360
Stock-based compensation	346,948	115,474	231,474
Direct research and development expenses	2,598,029	3,243,601	(645,572)
Other research and development	243,633	627,810	(384,177)
Depreciation and amortization	319,477	506,733	(187,256)
Total research and development expenses	6,869,376	7,522,547	(653,171)

General and Administrative Expenses

General and administrative expenses increased to $5.7 million from $3.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively. This increase was primarily due to higher personnel expenses, stock-based compensation and legal and professional fees during the period. The FTE personnel number increased by two to 23 compared to the prior year period.

	Six Months Ended June 30,
	2022	2021	Change
	$	$	$
Personnel expenses	2,456,502	1,393,982	1,062,520
Stock-based compensation	832,702	574,721	257,981
Legal and professional fees	1,320,474	1,055,435	265,039
Other general and administrative	839,563	538,546	301,017
Depreciation and amortization	238,751	64,075	174,676
Total general and administrative expenses	5,687,992	3,626,759	2,061,233

Sales and Marketing Expenses

Sales and marketing expenses increased to $3.4 million from $0.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively. This increase was primarily due to higher personnel expenses, stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number increased by 14 to 19 compared to the prior year period.

	Six Months Ended June 30,
	2022	2021	Change
	$	$	$
Personnel expenses	2,187,165	415,219	1,771,946
Stock-based compensation	589,685	202,891	386,794
Direct marketing and professional fees	571,460	268,662	302,798
Depreciation and amortization	24,737	-	24,737
Total sales and marketing expenses	3,373,047	886,772	2,486,275

Other Income

For the six months ended June 30, 2022, the Company’s other income was $326,442 compared to other income of $285,709 for the six months ended June 30, 2021. These amounts primarily consisted of grant income. The increase in other income was mainly due to a loss on disposal of a fixed asset in the prior year.

Net Loss

For the six months ended June 30, 2022, the Company’s net loss was approximately $15.5 million in comparison to a net loss of $11.7 million for the six months ended June 30, 2021. The change was a result of the factors described above.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities, if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through our “at the market offering program” with Jeffries under the Equity Distribution Agreement dated May 20, 2022 (see Note 6 of the notes to the condensed consolidated financial statements). However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2021, that our disclosure controls and procedures were not effective as of June 30, 2022, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In our Annual Report, the deficiencies identified involved the segregation of duties in some areas of finance.

We have already taken steps towards remediating such deficiencies including:

•	hired an additional full-time Business Controller in Belgium with an appropriate level of experience;
•	hired an experienced financial planning and analysis manager to implement forecasting and budgeting processes;
•	hired a specialist in Human Resources to recommend and implement relevant policies and processes that will strengthen the control environment;
•	hired additional Information Technology Resources to assist in the preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks;
•	engaged additional resources to help us assess, document, design and implement control activities related to internal control over financial reporting;
•	changed organizational reporting lines and reallocated certain responsibilities to improve segregation of duties; and
•	implemented additional review procedures at each month end close.

We will continue to take additional measures to strengthen certain processes we have identified which we believe once implemented in conjunction with the completed actions above will mitigate and remedy this weakness.

We also intend to take additional steps to continue to strengthen the control environment by further bolstering our internal processes and reviews, including formal documentation thereof.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Effective April 4, 2022, the Company issued a warrant to purchase up to 54,000 shares of its common stock, at an exercise price of $3.05 per share, to a Company employee as an inducement to employment. This warrant vests in two equal installments at 12 months and 24 months from the grant date, subject to continued service and expires on April 4, 2028 and April 4, 2029, respectively.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and the Company believes such issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and/or Regulation D due to, among other things, the fact that there was no general solicitation or advertising, the transactions did not involve a public offering of securities, the representations of investment intent by the investor, and the securities were restricted from further transfer as evidenced by legend thereon.

Repurchase of Equity Securities

No equity securities were repurchased during the second quarter of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
1.1	Equity Distribution Agreement, dated May 20, 2022, by and between VolitionRx Limited and Jefferies LLC.	8-K	001-36833	1.1	05/20/22

10.1#	2015 Stock Incentive Plan, as amended.	8-K	001-36833	10.1	06/14/22

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement.

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: August 10, 2022	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

Dated: August 10, 2022	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer
(Authorized Signatory and Principal Financial and Accounting Officer)

