Form 10-Q
period 2022-09-30
VOLITIONRX LTD
filed 2022-11-14
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

☐ Yes ☒ No

As of November 7, 2022, there were 57,521,369 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

NucleosomicsTM, Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to herein are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; statements regarding the anticipated impact of the COVID-19 pandemic; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” within this report, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022,  or our Annual Report, in the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. Except as required by law or the listing rules of the NYSE American market, we expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections. We qualify all of our forward-looking statements with these cautionary statements.

3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	September 30,	December 31,
	2022	2021
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	16,416,069	20,581,313
Accounts receivable	5,492	12,510
Prepaid expenses	825,748	598,367
Other current assets	426,228	786,642
Total Current Assets	17,673,537	21,978,832

Property and equipment, net	4,880,663	4,911,077
Operating lease right-of-use assets	657,557	383,551
Intangible assets, net	129,600	216,876
Total Assets	23,341,357	27,490,336

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	2,467,672	1,542,457
Accrued liabilities	3,069,288	3,828,501
Deferred revenue	10,000,000	12,512
Management and directors’ fees payable	71,642	71,303
Current portion of long-term debt	1,064,741	797,855
Current portion of finance lease liabilities	41,693	48,958
Current portion of operating lease liabilities	232,161	171,166
Current portion of grant repayable	30,908	43,100
Total Current Liabilities	16,978,105	6,515,852

Long-term debt, net of current portion	2,275,045	2,270,767
Finance lease liabilities, net of current portion	408,344	511,086
Operating lease liabilities, net of current portion	449,326	217,305
Grant repayable, net of current portion	390,709	253,221
Total Liabilities	20,501,529	9,768,231

Stockholders’ Equity
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 57,496,003 shares and 53,772,261 shares, respectively	57,496	53,772
Additional paid-in capital	162,939,998	154,730,938
Accumulated other comprehensive income	315,546	148,326
Accumulated deficit	(160,015,333)	(136,988,636)
Total VolitionRx Limited Stockholders' Equity	3,297,707	17,944,400
Non-controlling interest	(457,879)	(222,295)
Total Stockholders’ Equity	2,839,828	17,722,105

Total Liabilities and Stockholders’ Equity	23,341,357	27,490,336

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Revenues
Services	9,881	-	80,181	-
Royalty	2,911	-	2,911	-
Product	19,922	25,483	103,585	75,795
Total Revenues	32,714	25,483	186,677	75,795

Operating Expenses
Research and development	3,737,516	3,611,528	10,606,892	9,723,154
General and administrative	2,763,202	3,139,592	8,451,194	7,993,682
Sales and marketing	1,524,952	836,655	4,897,999	1,907,017
Total Operating Expenses	8,025,670	7,587,775	23,956,085	19,623,853

Operating Loss	(7,992,956)	(7,562,292)	(23,769,408)	(19,548,058)

Other Income (Expenses)
Grant income	171,439	419,271	564,879	810,803
Loss on disposal of fixed assets	-	-	-	(26,167)
Interest income	46,945	290	58,108	2,503
Interest expense	(37,699)	(38,767)	(115,860)	(120,636)

Total Other Income	180,685	380,794	507,127	666,503

Net Loss	(7,812,271)	(7,181,498)	(23,262,281)	(18,881,555)
Net Loss Attributable to Non-Controlling Interest	69,305	45,065	235,584	102,028
Net Loss Attributable to VolitionRx Limited Stockholders	(7,742,966)	(7,136,433)	(23,026,697)	(18,779,527)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	71,027	(20,875)	167,220	68,710
Net Comprehensive Loss	(7,741,244)	(7,202,373)	(23,095,061)	(18,812,845)

Net Loss Per Share - Basic and Diluted Attributable to VolitionRx Limited	(0.14)	(0.13)	(0.42)	(0.36)

Weighted Average Shares Outstanding
- Basic and Diluted	56,120,079	53,166,781	54,603,929	52,355,681

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Nine Months Ended September 30, 2022 and September 30, 2021
				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2021	53,772,261	53,772	154,730,938	148,326	(136,988,636)	(222,295)	17,722,105
Common stock issued for cash	3,000	3	9,464	-	-	-	9,467
Common stock issued for settlement of RSUs	15,000	15	(15)	-	-	-	-
Stock-based compensation	-	-	915,031	-	-	-	915,031
Foreign currency translation	-	-	-	(117,904)	-	-	(117,904)
Net loss for the period	-	-	-	-	(7,634,030)	(83,977)	(7,718,007)
Balance, March 31, 2022	53,790,261	53,790	155,655,418	30,422	(144,622,666)	(306,272)	10,810,692

Common stock issued for settlement of RSUs	56,712	57	(57)	-	-	-	-
Stock-based compensation	-	-	854,304	-	-	-	854,304
Tax withholdings paid related to stock-based compensation	-	-	(67,988)	-	-	-	(67,988)
Foreign currency translation	-	-	-	214,097	-	-	214,097
Net loss for the period	-	-	-	-	(7,649,701)	(82,302)	(7,732,003)
Balance, June 30, 2022	53,846,973	53,847	156,441,677	244,519	(152,272,367)	(388,574)	4,079,102

Common stock issued for cash	3,450,000	3,450	5,941,733	-	-	-	5,945,183
Common stock issued for settlement of RSUs	199,030	199	(199)	-	-	-	-
Stock-based compensation	-	-	639,075	-	-	-	639,075
Tax withholdings paid related to stock-based compensation	-	-	(82,288)	-	-	-	(82,288)
Foreign currency translation	-	-	-	71,027	-	-	71,027
Net loss for the period	-	-	-	-	(7,742,966)	(69,305)	(7,812,271)
Balance, September 30, 2022	57,496,003	57,496	162,939,998	315,546	(160,015,333)	(457,879)	2,839,828

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

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Nine Months Ended September 30,
	2022	2021
	$	$
Operating Activities
Net Loss	(23,262,281)	(18,881,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	687,116	708,520
Amortization of operating lease right-of-use assets	193,444	148,075
Loss on disposal of fixed assets	-	26,167
Stock-based compensation	2,408,410	2,393,568
Changes in operating assets and liabilities:
Prepaid expenses	(227,381)	(595,008)
Accounts receivable	6,960	(12,416)
Other current assets	360,414	(20,010)
Deferred Revenue, current and non-current	9,987,488	-
Accounts payable and accrued liabilities	(75,283)	(27,183)
Management and directors’ fees payable	339	(36,749)
Right-of-use assets operating leases liabilities	(173,830)	(147,924)
Net Cash Used In Operating Activities	(10,094,604)	(16,444,515)

Investing Activities
Purchases of property and equipment	(991,430)	(844,987)
Net Cash Used In Investing Activities	(991,430)	(844,987)

Financing Activities
Net proceeds from issuances of common stock	5,954,650	21,436,571
Tax withholdings paid related to stock-based compensation	(150,276)	(130,426)
Proceeds from grants repayable	210,603	37,631
Proceeds from long-term debt	1,632,384	79,614
Payments on long-term debt	(941,857)	(571,616)
Payments on grants repayable	(37,824)	(47,789)
Payments on finance lease obligations	(35,063)	(43,881)
Net Cash Provided By Financing Activities	6,632,617	20,760,104

Effect of foreign exchange on cash	288,173	(13,555)

Net Change in Cash and Cash Equivalents	(4,165,244)	3,457,047
Cash and cash equivalents - Beginning of Period	20,581,313	19,444,737
Cash and cash equivalents - End of Period	16,416,069	22,901,784

Supplemental Disclosures of Cash Flow Information
Interest paid	115,860	120,636
Non-Cash Financing Activities
Common stock issued on cashless exercises of stock options and settlement of vested RSUs	271	102
Offering costs from issuance of common stock	420,819	125,494

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) for the three and nine months ended September 30, 2022 and September 30, 2021, respectively, are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2022, and its results of operations and cash flows for the periods ended September 30, 2022 and September 30, 2021, respectively. The results of operations for the periods ended September 30, 2022 and September 30, 2021, respectively, are not necessarily indicative of the results for a full-year period. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the "SEC") on March 30, 2022 (the “Annual Report”).

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

The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. In addition, the Company has considered the potential impact of the COVID-19 pandemic, as well as certain economic factors, including inflation, rising interest rates, and recessionary pressures, on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, the Company’s actual results may differ materially and adversely from these estimates and assumptions, which may result in material effects on the Company’s financial condition, results of operations, and liquidity. To the extent there are material differences between the estimates and the actual results, the Company’s condensed consolidated financial statements could be materially affected.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2022 include the accounts of the Company and its subsidiaries. The Company has two wholly owned subsidiaries, Singapore Volition Pte. Limited (“Singapore Volition”) and Volition Global Services SRL (“Volition Global”). Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL (“Belgian Volition”).  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f), Commitments and Contingencies - Other Commitments, for more information regarding Volition Vet and Volition Germany. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of September 30, 2022, cash and cash equivalents totaled approximately $16.4 million, of which $10.2 million was held in an overnight money market account.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2022, the accounts receivable balance was $5,492 and the allowance for doubtful debts was $nil.

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

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

Royalty

The Company receives royalty revenues on the net sales recognized during the period in which the revenue is earned, and the amount is determinable from the licensee. These are presented in “Royalty” in the condensed consolidated statements of operations and comprehensive loss.  The Company does not have future performance obligations under this revenue stream. In accordance with ASC 606, the Company records these revenues based on estimates of the net sales that occurred during the relevant period from the licensee. The relevant period estimates of these royalties are based on preliminary gross sales data provided by customers and analysis of historical gross-to-net adjustments. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known.

Product

The Company includes revenue from product sales recognized during the period in which goods are shipped to third parties, and the amount is deemed collectable from the third parties. These are presented in “Product” in the condensed consolidated statements of operations and comprehensive loss.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Services

The Company includes revenue recognized from laboratory services performed in the Company’s laboratory on behalf of third parties in “Services” in the condensed consolidated statements of operations and comprehensive loss.

For each development and /or commercialization agreement that results in revenue, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are reassessed each reporting period as required.

Licensing

The Company includes revenue recognized from the licensing of certain rights to third parties in “Licensing” in the consolidated statements of operations and comprehensive loss. For each development and/or commercialization agreement that results in revenues, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are reassessed each reporting period as required.

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received (including non-refundable amounts), but have not been recognized as revenue because the related performance obligations are deemed incomplete. As of September 30, 2022, the Company recorded $10.0 million as deferred revenue in respect of a non-refundable payment received in relation to a licensing and product supply agreement with Heska Corporation.

Contract assets include costs and services incurred on contracts with open performance obligations. These contract assets were immaterial as of September 30, 2022.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2022, 6,302,138 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Foreign Currency Translation

The Company has functional currencies in Euros, US Dollars and British Pounds Sterling and its reporting currency is the US Dollar. Management has adopted ASC 830-20, “Foreign Currency Matters - Foreign Currency Transactions.” All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated transactions are included in other comprehensive income (loss).

Research and Development

In accordance with ASC 730, “Research and Development,” the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $10.6 million and $9.7 million during the nine-months ended September 30, 2022, and September 30, 2021, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. RSUs are valued based on the closing stock price on the date of grant. Refer to Note 7, Stock-Based Compensation, for further details.

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. The Company has reclassified the prior period comparative amounts for the quarter ended September 30, 2022. Certain reclassifications have been made to the prior years’ financial statements in relation to Research and Development expenses, General and Administrative expenses and Sales and Marketing expenses to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

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

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses since inception of $160.0 million, has had negative cash flows from operations on an annual basis, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or to generate revenues as may be required to sustain its operations. Management plans to address the above as needed by (a) securing additional grant funds, (b) obtaining additional financing through debt or equity transactions, (c) granting licenses to third parties in exchange for specified up-front and/or milestone payments, and (d) developing and commercializing its products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of September 30, 2022 and December 31, 2021:

				September 30,
				2022
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	585,691	433,718	151,973
Laboratory equipment	5 years	3,633,518	1,639,545	1,993,973
Office furniture and equipment	5 years	316,956	210,685	106,271
Buildings	30 years	1,873,543	256,530	1,617,013
Building improvements	5-15 years	1,171,604	277,625	893,979
Land	Not amortized	117,454	-	117,454
		7,698,766	2,818,103	4,880,663

				December 31,
				2021
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	599,944	474,169	125,775
Laboratory equipment	5 years	3,032,108	1,434,347	1,597,761
Office furniture and equipment	5 years	293,427	213,244	80,183
Buildings	30 years	2,177,641	243,750	1,933,891
Building improvements	5-15 years	1,293,258	256,309	1,036,949
Land	Not amortized	136,518	-	136,518
		7,532,896	2,621,819	4,911,077

During the nine-month periods ended September 30, 2022 and September 30, 2021, the Company recognized $624,830 and $639,091, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

September 30,
2022
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,021,459	891,859	129,600

December 31,
2021
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,178,135	961,259	216,876

During the nine-month periods ended September 30, 2022 and September 30, 2021, the Company recognized $62,286 and $69,410, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2022	$16,122
2023	$77,852
2024	$35,626
Total Intangible Assets	$129,600

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 “Property, Plant and Equipment,” as of December 31, 2021. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2021.

Note 5 - Related-Party Transactions

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of September 30, 2022, the Company was authorized to issue 100 million shares of common stock, par value $0.001 per share, of which 57,496,003 and 53,772,261 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

Stock Option Exercises and RSU Settlements

On March 28, 2022, 15,000 RSUs vested and resulted in the issuance of 15,000 shares of common stock.

On April 19, 2022, 26,250 RSUs vested, resulting in the issuance of 21,712 shares of common stock and the withholding of 4,538 shares of common stock for taxes, which were returned as authorized shares to the Company’s 2015 Stock Incentive Plan, as amended (the “2015 Stock Incentive Plan”).

On May 1, 2022, 50,000 RSUs vested, resulting in the issuance of 35,000 shares of common stock and the withholding of 15,000 shares of common stock for taxes, which were returned as authorized shares to the 2015 Stock Incentive Plan.

On August 3, 2022, 230,102 RSUs vested, resulting in the issuance of 191,992 shares of common stock and the withholding of 38,110 shares of common stock for taxes which were returned as authorized shares under the 2015 Stock Incentive Plan.

On September 7, 2022, 12,000 RSUs vested resulting in the issuance of 7,038 shares of common stock and the withholding of 4,962 shares of common stock for taxes, which were returned as authorized shares under the 2015 Stock Incentive Plan.

Equity Capital Raise

On July 29, 2022, the Company entered into an underwriting agreement with Newbridge Securities Corporation (the “Underwriter”) in connection with an underwritten public offering of 3,450,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share pursuant to the Company’s shelf registration statement on Form S-3 (declared effective by the SEC on November 8, 2021, File No. 333-259783) (the “Effective Form S-3”). The Underwriter purchased the Shares from the Company at a price of $2.00 per share on August 2, 2022.  The net proceeds received by the Company for the sale and issuance of the Shares were approximately $6.4 million, before deducting offering expenses of $0.4 million paid by the Company.

Equity Distribution Agreements

On September 24, 2021, the Company entered into an equity distribution agreement (the “2021 EDA”) with Cantor Fitzgerald & Co. Inc. (“Cantor”) and Oppenheimer & Co. Inc. (“Oppenheimer”), to sell shares of its common stock having an aggregate offering price of up to $25.0 million from time-to-time, through an “at the market offering program” pursuant to the Company’s Effective Form S-3 and related prospectuses, through Cantor and Oppenheimer each acting as the Company’s agent and/or principal. Effective May 7, 2022, the Company terminated its 2021 EDA and no further sales of the Company’s common stock will be made under the 2021 EDA. From inception through termination on May 7, 2022, the Company raised aggregate net proceeds (net of brokers’ commissions and fees) of approximately $0.7 million under the 2021 EDA through the sale of 193,600 shares of its common stock.

On May 20, 2022, the Company entered into an equity distribution agreement (the “2022 EDA”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, having an aggregate offering price of up to $25.0 million from time to time, through an “at the market” offering program pursuant to the Company’s Effective Form S-3 and related prospectuses, through Jefferies acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2022 EDA. The 2022 EDA replaces the 2021 EDA. As of September 30, 2022, no shares of common stock have been sold under the 2022 EDA.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the nine-month period ended September 30, 2022:

	Number of	Weighted Average
	Warrants	Exercise Price ($)
Outstanding at December 31, 2021	485,000	3.88
Granted	54,000	3.05
Outstanding at September 30, 2022	539,000	3.80

Exercisable at September 30, 2022	485,000	3.88

Below is a table summarizing the warrants issued and outstanding as of September 30, 2022, which have an aggregate weighted average remaining contractual life of 3.49 years.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
125,000	125,000	2.47	0.41	308,750
54,000	-	3.05	6.02	164,700
50,000	50,000	3.45	3.42	172,500
125,000	125,000	3.95	4.26	493,750
185,000	185,000	4.90	4.34	906,500
539,000	485,000			2,046,200

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

Stock-based compensation expense related to warrants of $68,852 and $524,780 was recorded in the nine months ended September 30, 2022 and September 30, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $51,063 and is expected to be recognized over a period of 1.51 years. As of September 30, 2022, the total intrinsic value of warrants outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

b) Options

The following table summarizes the changes in options outstanding of the Company during the nine-month period ended September 30, 2022:

	Number of	Weighted Average
	Options	Exercise Price ($)
Outstanding at December 31, 2021	5,027,518	3.87
Granted	-	-
Exercised	-	-
Expired/Cancelled	(2,515)	3.40
Outstanding at September 30, 2022	5,025,003	3.87

Exercisable at September 30, 2022	4,465,846	3.93

Below is a table summarizing the options issued and outstanding as of September 30, 2022, all of which were issued pursuant to the Company’s 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (for option issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 5.50 years. As of September 30, 2022, an aggregate of 7,750,000 shares of common stock were authorized for issuance under the 2015 Stock Incentive Plan, of which 1,928,740 shares of common stock remained available for future issuance thereunder.

			Weighted Average
			Remaining	Proceeds to
Number	Number	Exercise	Contractual	Company if
Outstanding	Exercisable	Price ($)	Life (Years)	Exercised ($)
635,000	635,000	3.25	2.37	2,063,750
2,717	2,717	3.35	0.92	9,102
1,057,485	498,328	3.40	8.85	3,595,449
800,000	800,000	3.60	7.60	2,880,000
1,682,837	1,682,837	4.00	4.01	6,731,348
11,801	11,801	4.35	0.70	51,334
89,163	89,163	4.38	5.32	390,534
50,000	50,000	4.80	4.26	240,000
696,000	696,000	5.00	4.49	3,480,000
5,025,003	4,465,846			19,441,517

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

b) Options (continued)

Stock-based compensation expense related to stock options of $1,021,938 and $664,819 was recorded in the nine months ended September 30, 2022 and September 30, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $436,344 and is expected to be recognized over a period of 1.01 years. As of September 30, 2022, the total intrinsic value of stock options outstanding was $nil.

c) Restricted Stock Units

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2022, all of which were issued pursuant to the 2015 Stock Incentive Plan.

	Number of	Weighted Average
	RSUs	Share Price ($)
Outstanding at December 31, 2021	810,750	3.33
Granted	295,102	2.57
Vested/Settled	(333,352)	3.34
Cancelled	(34,365)	3.35
Outstanding at September 30, 2022	738,135	3.02

Effective February 8, 2022, the Company granted aggregate RSUs of 8,000 shares of common stock to an employee in exchange for services provided to the Company. These RSUs vest over 24 months, with 50% vesting on each of February 8, 2023 and February 8, 2024, subject to continued service, and will result in total compensation expense of $22,640.

Effective March 1, 2022, the Company granted aggregate RSUs of 30,000 shares of common stock to various employees in exchange for services provided to the Company. These RSUs vest over 24 months, with 50% vesting on each of March 1, 2023 and March 1, 2024, subject to continued service, and will result in total compensation expense of $84,300.

On March 28, 2022, 15,000 RSUs vested and resulted in the issuance of 15,000 shares of common stock.

Effective April 4, 2022, the Company granted aggregate RSUs of 32,000 shares of common stock to employees of the Company and /or its subsidiaries in exchange for services provided to the Company and /or its subsidiaries. The RSUs shall vest in two equal installments at 12 months and 24 months from the grant date, subject to continued service, and will result in total compensation expense of $94,400.

Effective April 4, 2022, the Company granted aggregate RSUs of 104,000 shares of common stock to employees of the Company and /or its subsidiaries in exchange for services provided to the Company and /or its subsidiaries. The RSUs shall vest in three equal installments at 12 months, 24 months and 36 months from the grant date, subject to continued service, and will result in total compensation expense of $306,800.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

On August 3, 2022, 230,102 RSUs vested and resulted in the issuance of 191,992 shares of common stock and the remaining 38,110 shares of common stock were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan.

Effective August 15, 2022, the Company granted aggregate RSUs of 63,102 shares of common stock to various employees in exchange for services provided to the Company. These RSUs vest over two years, with 50% vesting on each of August 15, 2023 and August 15, 2024, subject to continued service, and will result in total compensation expense of $126,835.

On August 18 2022, 1,365 RSUs previously granted to employees were cancelled and returned as authorized shares under the 2015 Stock Incentive Plan upon the resignation of  such employees prior to vesting.

On September 7, 2022, 12,000 RSUs vested and resulted in the issuance of 7,038 shares of common stock and the remaining 4,962 shares of common stock were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan.

Effective September 21, 2022, the Company granted aggregate RSUs of 25,000 shares of common stock to various employees in exchange for services provided to the Company. These RSUs vest over two years, with 50% vesting on each of September 21, 2023 and September 21, 2024, subject to continued service, and will result in total compensation expense of $42,250.

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2022 and which have an aggregate weighted average remaining contractual life of 1.02 years.

		Weighted
		Average
		Remaining
Number	Share	Contractual
Outstanding	Price ($)	Life (Years)
25,000	1.69	1.48
63,102	2.01	1.33
33,000	2.45	1.17
30,000	2.81	0.92
8,000	2.83	0.86
136,000	2.95	1.23
39,809	3.04	0.51
328,724	3.31	0.86
12,000	3.32	0.94
4,000	3.38	0.71
43,500	3.51	0.59
15,000	3.59	0.48
738,135

Stock-based compensation expense related to RSUs of $1,317,620 and $435,678 was recorded in the nine months ended September 30, 2022 and September 30, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,120,983.

Note 8 - Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing in May 2031 with implicit interest of 2.62%. As of September 30, 2022, the balance payable was $450,037.

In 2018, the Company entered into a capital lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000, that matured in January 2022 with implicit interest of 1.35%. The leased equipment is amortized on a straight-line basis over 5 years. As of September 30, 2022, the balance payable was $nil.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2022.

2022	$13,161
2023	$52,645
2024	$52,644
2025	$52,645
2026	$52,646
Greater than 5 years	$282,957
Total	$506,698
Less: Amount representing interest	$(56,661)
Present value of minimum lease payments	$450,037

b) Operating Lease Right-of-Use Obligations

As all the existing leases subject to the new lease standard ASC 842, “Leases,” were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so the Company used its incremental borrowing rate as the discount rate. The Company’s weighted average discount rate is 2.40% and the weighted average remaining lease term is 28 months.

During the nine months ended September 30, 2022, the Company entered into a new lease agreement. The lease is initially for 62 months and the initial rent is $7,642 a month. In connection with the new lease agreement the Company recorded $461,341 of right of use assets in exchange for right of use liabilities.

As of September 30, 2022, operating lease right-of-use assets and liabilities arising from operating leases were $716,208 and $681,487, respectively. During the nine months ended September 30, 2022, cash paid for amounts included for the measurement of lease liabilities was $142,171 and the Company recorded operating lease expense of $162,189.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2022.

2022	$60,784
2023	$251,092
2024	$158,384
2025	$118,449
2026	$120,400
Total Operating Lease Obligations	$709,109
Less: Amount representing interest	$(27,622)
Present Value of minimum lease payments	$681,487

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the nine months ended September 30, 2022, the Company recognized $53,895 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2022	$12,203
2023	$21,812
2024	$-
Total Operating Lease Liabilities	$34,015

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6.00% royalty on revenue, is equal to twice the amount of funding received. As of September 30, 2022, the grant balance repayable was $24,470.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000.  Per the terms of the agreement, €181,500 of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of September 30, 2022, the grant balance repayable was $97,838.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433.  Per the terms of the agreement, €278,830 of the grant is to be repaid by installments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of September 30, 2022, the grant balance repayable was $210,119.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

c) Grants Repayable (continued)

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000. Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of September 30, 2022, the grant balance repayable was $89,190.

As of September 30, 2022, the total grant balance repayable was $421,617 and the payments remaining were as follows:

2022	$-
2023	$44,945
2024	$24,205
2025	$31,537
2026	$38,328
Greater than 5 years	$282,602
Total Grants Repayable	$421,617

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing in December 2023. As of September 30, 2022, the principal balance payable was $99,713.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing in December 2031. As of September 30, 2022, the principal balance payable was $176,358.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing in September 2024. As of September 30, 2022, €1 million had been drawn down under this agreement and the principal balance payable was $489,391.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.00%, maturing in June 2022. As of September 30, 2022, the principal balance payable was $0.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.80%, maturing in September 2024. As of September 30, 2022, the principal balance payable was $301,131.

On October 13, 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of September 30, 2022, the principal balance payable was $716,058.

On November 23, 2021, the Company entered into a 3 ½ year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%, maturing June 2025. As of September 30, 2022, the principal balance payable was $440,452.

On February 5, 2022, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $620,549 with fixed interest rate of 3.57%, maturing November 2022. As of September 30, 2022, the maximum has been drawn down under this agreement and the principal balance payable was $137,900.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

d) Long-Term Debt (continued)

In July 2022, Volition was awarded a €1.5 million loan facility by Namur Invest Capital Risk to fund an early access program for its Nu.Q® product portfolio at key sites across the EU, UK, and US. On August 16, 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €1.0 million with fixed interest rate of 6.0%, maturing in August 2026. As of September 30, 2022, €1.0 million has been drawn down under this agreement and the principal balance payable was $978,783. The remaining €0.5 million remains available for future drawdown.

As of September 30, 2022, the total balance for long-term debt payable was $3,339,786 and the payments remaining were as follows:

2022	$464,780
2023	$1,012,234
2024	$901,615
2025	$505,886
2026	$301,640
Greater than 5 years	$527,857
Total	$3,714,012
Less: Amount representing interest	$(374,226)
Total Long-Term Debt	$3,339,786

e) Collaborative Agreement Obligations

In 2016, the Company entered into a research co-operation agreement with DKFZ in Germany for a five-year period for €400,000. As of September 30, 2022, $195,757 is still to be paid by the Company under this agreement.

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year period for a cost to the Company of up to $2.55 million payable over such period. As of September 30, 2022, $510,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University (“TAMU”) in consideration for the license granted to the Company for a five-year period for a cost to the Company of up to $400,000 payable over such period. As of September 30, 2022, $0 is still to be paid by the Company under this agreement.

On September 16, 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for six months for a cost to the Company of €54,879. Subsequently the parties entered into an amendment to the agreement with an additional cost to the Company of $117,711 (€100,236). In the nine-months ended September 30, 2022, the parties entered into agreements for an additional cost to the Company of $40,918 (€39,000). As of September 30, 2022, $20,992 is still to be paid by the Company under the amended agreement.

On August 10, 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $346,787. As of September 30, 2022, $346,787 is still to be paid by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

As of September 30, 2022, the total amount to be paid for future research and collaboration commitments was approximately $1,073,536 and the payments remaining were as follows:

2022 - remaining	$138,095
2023 - 2026	$935,441
Total Collaborative Agreement Obligations	$1,073,536

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement,  giving TAMU in aggregate, a 12.5% equity interest as of such date. As of September 30, 2022, TAMU has a 12.5% equity interest in Volition Vet.

Volition Germany

On January 10, 2020, the Company, through its wholly-owned subsidiary Belgian Volition, acquired an epigenetic reagent company, Octamer GmbH (“Octamer”), based in Munich, Germany, and hired its founder for his expertise and knowledge to be passed to Company personnel. On March 9, 2020, Octamer was renamed to Volition Germany GmbH (“Volition Germany”).

In connection with the transaction agreement, the Company entered into a royalty agreement with the founder providing for the payment of royalties in the amount of 6% of net sales of Volition Germany’s nucleosomes as reagents to pharmaceutical companies for use in the development, manufacture and screening of molecules for use as therapeutic drugs for a period of five years post-closing.

As of September 30, 2022, $191 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of $107,666.

Volition America

On November 3, 2020, the Company entered into a professional services master agreement (the “Master Agreement”) with Diagnostic Oncology CRO, LLC (“DXOCRO”) to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. On August 8, 2022, the Company and DXOCRO amended and restated the Master Agreement to expand the scope of DXOCRO’s consultant services provided thereunder (the “A&R Master Agreement”). The A&R Master Agreement requires DXOCRO to support development and clinical validation studies for the Company’s Nu.Q® product portfolio in the United States, including by conducting large-scale finding studies across multiple sites in the U.S. using Nu.Q® NETs and Nu.Q® Cancer tests to determine clinical utility in sepsis and non-Hodgkin’s lymphoma. The Company anticipates DXOCRO’s services under the agreement will be completed by the end of the third quarter 2023 at a total cost to the Company of up to $4.2 million. The Company’s payment obligations accrue upon delivery of projects under the agreement. The Company may terminate the agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed. As of September 30, 2022, $119,035 is payable under the A&R Master Agreement, and up to $ 3,817,118 maybe payable by Company in future periods for services rendered.

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

Conditional upon the achievement by July 1, 2022 of all specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipient, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer, would pay a cash bonus to such award recipient. As of September 30, 2022, the Company has paid compensation expense of $737,137 based on the actual outcomes related to the prescribed performance targets and no further amounts are due.

As discussed in detail in Note 8, - Stock-Based Compensation, of the notes to condensed consolidated financial statements contained in the Annual Report an aggregate of 1,000,000 stock options and 500,000 RSUs were issued under the 2015 Stock Incentive Plan in connection with the August and October 2021 grants.

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

As of September 30, 2022, the Company has recognized compensation expense of $687,919 in relation to such stock options and $561,860 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

As of September 30, 2022, the Company has unrecognized compensation expense of $413,343 in relation to such stock options and $349,157 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

In September 2022 the Compensation Committee of the Board of Directors approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around product development, manufacturing, financing and commercialization, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries.

Conditional upon the achievement by January 1, 2023 and July 1, 2023 of all specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipient, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipient. As of September 30, 2022, the Company accrued compensation expense of $408,520 based on the actual outcomes related to the prescribed performance targets.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 - Subsequent Events

Restricted Stock Units

Effective October 4, 2022, the Company granted aggregate RSUs of 1,144,000 shares of common stock under the Company’s 2015 Stock Incentive Plan to various employees in exchange for services provided to the Company. These RSUs vest upon the achievement of corporate goals focused around product development and commercialization with further time-based vesting over three years, with one-third vesting on each of October 4, 2023, October 4, 2024 and October 4, 2025, subject to continued service of the award recipient to the Company through the applicable vesting dates, and will result in total compensation expense of $1,670,240. On October 13, 2022, the Compensation Committee of the Board of Directors approved the satisfactory achievement of two of the  corporate goals, which will result in the vesting of the rights to 17.5% of the RSUs, or 200,200 RSUs, subject to the foregoing time-based vesting and conditioned upon the recipient’s continued service through the applicable vesting date.

Effective October 4, 2022, the Company granted aggregate RSUs of 450,000 shares of common stock under the Company’s 2015 Stock Incentive Plan to various employees in exchange for services provided to the Company. These RSUs vest upon the share price closing above $5.00 per share for a minimum of ten consecutive trading days within a period of three years from the date of grant, with further time-based vesting in a single installment six months after the timely achievement of the target, if at all, and subject to continued service. The estimated fair value of the RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring. The estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

On October 4, 2022, 19,905 RSUs vested and resulted in the issuance of 13,022 shares of common stock. An aggregate 6,883 shares of common stock were withheld as taxes and returned as authorized shares to the Company’s 2015 Stock Incentive Plan.

On November 1, 2022, 21,750 RSUs vested and resulted in the issuance of 12,344 shares of common stock. An aggregate 9,406 shares of common stock were withheld as taxes and returned as authorized shares to the Company’s 2015 Stock Incentive Plan.

Distributor Agreement

Effective October 7, 2022, the Company entered into a global supply agreement with a market leader in pet healthcare (the "Distributor"). Through Volition's supply agreement, the Distributor is engaged as a worldwide provider of the Nu.Q® Vet Cancer Test through its reference laboratory network for cancer indications in animal health.

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

Our blood tests are based on the science of Nucleosomics™, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluids, since changes in these parameters are an indication that disease is present. While we are primarily focused on human diagnostics and monitoring, we also have a subsidiary focused on animal diagnostics and monitoring.

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

We have developed and are continuing to develop a large portfolio of intellectual property, or IP, centered around the science of identifying and measuring nucleosomes in the bloodstream. We call this science Nucleosomics™. Our technologies have a large range of applications, both in humans and animals, to screen, diagnose, and risk stratify patients, as well as to monitor treatments, disease progression and potential remissions. While we initially focused our technology on cancer screening, we have since broadened the range of indications our blood tests can detect to include several diseases associated with NETosis, including sepsis, COVID-19 and thrombosis.

We aim to remain an IP powerhouse in the Nucleosomics™ space and expect to monetize our IP and technologies through licensing and distribution contracts with companies that have established distribution networks on a worldwide or regional basis, in both human and animal care.

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska Corporation, or Heska, a leading global provider of advanced veterinary diagnostics. In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing and is eligible to receive up to an additional $18.0 million based upon the achievement of certain near and mid-term milestones. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test in kit format for companion animals through Heska’s network of central reference laboratories.

Following the roll-out of our Nu.Q® Vet canine cancer screening test and Nu.Q® Discover, the next series of products we anticipate launching are as follows:

•	a canine cancer monitoring test;
•	NETosis related screening and monitoring tests for use in sepsis and COVID-19; and
•	cancer tests for humans in non-Hodgkin’s lymphoma, colorectal cancer and lung cancer.

Our Nucleosomics™ technology is transferable to multiple platforms including ELISA 96-well plates and, bead-based chemiluminescent. We are currently working on transferring our technology to the widely-utilized homogeneous immunoassay platforms and several point of care platforms to enable rapid turnaround of results both in-clinic and at the doctor’s office.

Additionally, we are working on complete nucleosome analysis with our Nu.Q® Capture technology. The goal of this project is to investigate ways to specifically target circulating tumor DNA, or ctDNA. The ability to enrich ctDNA will allow us to use mass spectrometry to analyze histone and DNA modifications, and to sequence DNA present around nucleosomes. This information could enable cancer diagnosis to identify the tissue of origin of a particular cancer.

Developments - COVID-19 Pandemic

Due to the continued evolution of the COVID-19 pandemic since March 2020, we cannot precisely determine or quantify the impacts the pandemic will have on our business, financial conditions or results of operations. For example, although we have worked with clinical trial sites impacted by the pandemic to ensure study continuity, we have experienced and may in the future experience disruptions that could impact our clinical trials, including delays in enrolling patients in clinical trials or in sample collection, and diversion of healthcare resources from the conduct of our clinical trials.

The extent of the impact of the COVID-19 pandemic on our business remains uncertain and subject to change. If there is a subsequent outbreak of COVID-19 in the future, we may experience significant delays in our clinical development timelines, which would adversely affect our business, financial condition, and results of operations.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of September 30, 2022, we had cash and cash equivalents of approximately $16.4 million.

Net cash used in operating activities was approximately $10.1 million for the nine months ended September 30, 2022 and $16.4 million for the nine months ended September 30, 2021. The decrease in net cash used in operating activities for the period ended September 30, 2022 when compared to same period in 2021 was primarily due to a $10.0 million payment received pursuant to our master license and product supply agreement with Heska, partly offset by higher payroll costs, and higher amounts paid to suppliers during the period.

Net cash used in investing activities was approximately $1.0 million for the nine months ended September 30, 2022 and $0.8 million for the nine months ended September 30, 2021. This was primarily related to purchases of laboratory equipment.

Net cash provided by financing activities was approximately $6.6 million for the nine months ended September 30, 2022 and net cash provided by financing activities was $20.8 million for the comparable period ended September 30, 2021. The decrease in net cash provided by financing activities for the period ended September 30, 2022 when compared to same period in 2021 was primarily due to $18.9 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2021 and $2.4 million in net cash received from the issuance of shares of common stock under our “at-the-market” facilities during the period ended September 30, 2021. This compares with $6.4 million in net cash received from the issuance of 3.5 million shares of common stock in a registered public offering in August 2022 before deducting offering expenses of $0.4 million paid by the Company and a €1.0 million loan received in August 2022 from Namur Invest.

The following table summarizes our approximate contractual payments due by year as of September 30, 2022.

Approximate Payments (Including Interest) Due by Year

	Total	2022 (Remaining)	2023 - 2026	2027 +
Description	$	$	$	$
Finance Lease Obligations1,000,000	506,698	13,161	210,580	282,957
Operating Lease Obligations	743,124	72,987	670,137	-
Grants Repayable	421,617	-	139,015	282,602
Long-Term Debt	3,714,012	464,780	2,721,375	527,857
Collaborative Agreements Obligations	1,073,536	138,095	935,441	-
Total	6,458,987	689,023	4,676,548	1,093,416

We intend to use our cash reserves to fund further research and development activities and launch new products. We do not currently have sufficient revenues to cover our annual expenses and expect to rely on financing our operations in future periods, primarily through the sale of equity or debt securities, and licensing rights, to provide sufficient funding to execute our strategic plan. However, there can be no assurance that we will be successful in raising additional funds, or that we will be able to do so on terms that are satisfactory to us.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and September 30, 2021, respectively:

	Three Months Ended September 30,		Increase	Increase
	2022	2021	(Decrease)	(Decrease)
	$	$	$	$

Services	9,881	-	9,881	>100%
Royalty	2,911	-	2,911	>100%
Product	19,922	25,483	(5,561)	(22)%
Total Revenues	32,714	25,483	7,231	28%

Research and development	3,737,516	3,611,528	125,988	3%
General and administrative	2,763,202	3,139,592	(376,390)	(12)%
Sales and marketing	1,524,952	836,655	688,297	82%
Total Operating Expenses	8,025,670	7,587,775	437,895	6%

Grant income	171,439	419,271	(247,832)	(59)%
Loss on disposal of fixed assets	-	-	-	(100)%
Interest income	46,945	290	46,655	>100%
Interest expense	(37,699)	(38,767)	1,068	(3)%
Total Other Income	180,685	380,794	(200,109)	(53)%

Net Loss	(7,812,271)	(7,181,498)	630,773	9%

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenues during the three-months ended September 30, 2022 were $32,714, compared with $25,483 for the three-months ended September 30, 2021. The main source of revenues during the three-months ended September 30, 2022 was product sales of the Nu.Q® Vet Cancer Screening Test and services revenue from our Nu.Q®  Discover offering. The primary source of revenue during the three-months ended September 30, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test through the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $8.0 million from $7.6 million during the three months ended September 30, 2022 and September 30, 2021, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $3.7 million for the three months ended September 30, 2022 from $3.6 million for the three months ended September 30, 2021. The increase was primarily related to higher personnel expenses partly offset by lower stock-based compensation, relating to modification of options in the prior year and a research and development tax credit in respect of other research and development received in the current period. The full time equivalent, or FTE personnel numbers increased by 17 to 64 compared to the prior year period.

	Three Months Ended September 30,
	2022	2021	Change
	$	$	$
Personnel expenses	1,981,242	1,435,161	546,081
Stock-based compensation	165,569	413,940	(248,371)
Direct research and development expenses	1,500,506	1,575,253	(74,747)
Other research and development	(100,900)	42,810	(143,710)
Depreciation and amortization	191,099	144,364	46,735
Total research and development expenses	3,737,516	3,611,528	125,988

General and Administrative Expenses

General and administrative expenses decreased to $2.8 million from $3.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively. This decrease was primarily due to lower stock-based compensation, relating to modification of options in the prior year, partly offset by higher personnel expenses during the period. The FTE personnel number increased by two to 23 compared to the prior year period.

	Three Months Ended September 30,
	2022	2021	Change
	$	$	$
Personnel expenses	1,336,790	1,210,031	126,759
Stock-based compensation	248,138	885,674	(637,536)
Legal and professional fees	656,903	609,373	47,530
Other general and administrative	427,435	293,091	134,344
Depreciation and amortization	93,936	141,423	(47,487)
Total general and administrative expenses	2,763,202	3,139,592	(376,390)

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.5 million from $0.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively. This increase was primarily due to higher personnel expenses and direct marketing and professional fees during the period. The FTE personnel number increased by 11 to 20 compared to the prior year period.

	Three Months Ended September 30,
	2022	2021	Change
	$	$	$
Personnel expenses	1,076,939	490,133	586,806
Stock-based compensation	225,367	200,868	24,499
Direct marketing and professional fees	210,059	145,654	64,405
Depreciation and amortization	12,587	-	12,587
Total sales and marketing expenses	1,524,952	836,655	688,297

Other Income

For the three months ended September 30, 2022, the Company’s other income was $180,685 compared to other income of $380,794 for the three months ended September 30, 2021. These amounts primarily consisted of grant income. The decrease in other income was mainly due to a reduction in grant income earned in the period.

Net Loss

For the three months ended September 30, 2022, the Company’s net loss was approximately $7.8 million in comparison to a net loss of $7.2 million for the three months ended September 30, 2021. The change was primarily a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021

The following table sets forth our results of operations for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended September 30,		Increase	Percentage Increase
	2022	2021	(Decrease)	(Decrease)
	$	$	$	$
Service	80,181	-	80,181	>100%
Royalty	2,911	-	2,911	>100%
Product	103,585	75,795	27,790	37%
Total Revenues	186,677	75,795	110,882	>100%

Research and development	10,606,892	9,723,154	883,738	9%
General and administrative	8,451,194	7,993,682	457,512	6%
Sales and marketing	4,897,999	1,907,017	2,990,982	>100%
Total Operating Expenses	23,956,085	19,623,853	4,332,232	22%

Grant income	564,879	810,803	(245,924)	(30)%
Loss on disposal of fixed assets	-	(26,167)	26,167	(100)%
Interest income	58,108	2,503	55,605	>100%
Interest expense	(115,860)	(120,636)	4,776	(4)%
Total Other Income	507,127	666,503	(159,376)	(24)%

Net Loss	(23,262,281)	(18,881,555)	4,380,726	23%

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenues during the nine-months ended September 30, 2022 were $186,677, compared with $75,795 for the nine-months ended September 30, 2021. The main source of revenues during the nine-months ended September 30, 2022 was product sales of the Nu.Q® Vet Cancer Screening Test and services revenue from our Nu.Q®  Discover offering. The primary source of revenue during the nine-months ended September 30, 2021 was direct sales of the Nu.Q® Vet Cancer Screening Test through the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $24.0 million from $19.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $10.6 million for the nine months ended September 30, 2022, from $9.7 million for the nine months ended September 30, 2021. This increase in overall research and development expenditures was primarily related to increased personnel expenses. The FTE personnel number increased by 17 to 64 compared to the prior year period.

	Nine Months Ended September 30,
	2022	2021	Change
	$	$	$
Personnel expenses	5,342,531	3,883,400	1,459,131
Stock-based compensation	512,517	529,414	(16,897)
Direct research and development expenses	4,098,535	4,818,854	(720,319)
Other research and development	142,733	72,409	70,324
Depreciation and amortization	510,576	419,077	91,499
Total research and development expenses	10,606,892	9,723,154	883,738

General and Administrative Expenses

General and administrative expenses increased to $8.5 million from $8.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. This increase was primarily due to higher personnel expenses during the period, partly offset by stock-based compensation, relating to modification of options in the prior year. The FTE personnel number increased by two to 23 compared to the prior year period.

	Nine Months Ended September 30,
	2022	2021	Change
	$	$	$
Personnel expenses	3,793,292	3,009,742	783,550
Stock-based compensation	1,080,841	1,460,395	(379,554)
Legal and professional fees	1,976,484	2,039,854	(63,370)
Other general and administrative	1,267,890	1,046,173	221,717
Depreciation and amortization	332,687	437,518	(104,831)
Total general and administrative expenses	8,451,194	7,993,682	457,512

Sales and Marketing Expenses

Sales and marketing expenses increased to $4.9 million from $1.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. This increase was primarily due to higher personnel expenses, stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number increased by 11 to 20 compared to the prior year period.

	Nine Months Ended September 30,
	2022	2021	Change
	$	$	$
Personnel expenses	3,264,104	1,080,313	2,183,791
Stock-based compensation	815,052	403,759	411,293
Direct marketing and professional fees	781,519	422,945	358,574
Depreciation and amortization	37,324	-	37,324
Total sales and marketing expenses	4,897,999	1,907,017	2,990,982

Other Income

For the nine months ended September 30, 2022, the Company’s other income was $507,127 compared to other income of $666,503 for the nine months ended September 30, 2021. These amounts primarily consisted of grant income. The decrease in other income was mainly due a reduction in grant income earned in the period.

Net Loss

For the nine months ended September 30, 2022, the Company’s net loss was approximately $23.3 million in comparison to a net loss of $18.9 million for the nine months ended September 30, 2021. The change was a result of the factors described above.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities, if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through our “at the market offering program” with Jefferies LLC under the Equity Distribution Agreement dated May 20, 2022 (see Note 6, Common Stock, of the notes to the interim consolidated financial statements). However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

Critical Accounting Policies

Our interim condensed consolidated financial statements and related condensed notes have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, applied on a consistent basis. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2021, that our disclosure controls and procedures were not effective as of September 30, 2022, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Repurchase of Equity Securities

No equity securities were repurchased during the third quarter of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated July 29, 2022, by and between VolitionRx Limited and Newbridge Securities Corporation.	8-K	001-36833	1.1	08/02/22

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement.

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

VOLITIONRX LIMITED

Dated: November 14, 2022	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

