Form 10-K
period 2022-12-31
VOLITIONRX LTD
filed 2023-03-15
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-36833

VOLITIONRX LIMITED
(Exact name of registrant as specified in its charter)

Delaware	91-1949078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1489 West Warm Springs Road, Suite 110

Henderson, Nevada 89014

(Address of principal executive offices)

+1 (646) 650–1351

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	VNRX	NYSE American, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $73,353,231 (based upon the $2.05 per share closing price for the registrant’s common stock as reported by the NYSE American on such date). This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of March 8, 2023, there were 63,096,766 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement on Schedule 14A for its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before May 1, 2023 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022, (this “Report”), and the information and documents incorporated by reference in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements.  We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,”  and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).  In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; and statements relating to the assumptions underlying any of the foregoing.  We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our inability to generate any significant revenue or achieve profitability;
•	Our need to raise additional capital in the future;
•	Our expectations to expand our product development, research and sales and marketing capabilities could give rise to difficulties in managing our growth;
•	Our limited experience with direct sales and marketing;
•	The material weaknesses in our internal control over financial reporting that we have identified;
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;
•	Our ability to successfully develop, manufacture, market, and sell our future products;
•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;
•	The acceptance by the marketplace of our future products;
•	The highly competitive and rapidly changing nature of the diagnostics market;
•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third party suppliers;
•	Our dependence on third party distributors;
•	Protection of our patents, intellectual property and trade secrets; and
•	Business disruptions and economic and other uncertainties surrounding the COVID-19 pandemic.

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

PART I

 ITEM 1. BUSINESS

Overview

Volition is a multi-national epigenetics company powered by Nu.Q®, its proprietary nucleosome quantification platform. Through its subsidiaries, Volition is developing simple, easy to use, cost effective blood tests to help diagnose and monitor a range of life-altering diseases including some cancers and diseases associated with NETosis such as sepsis and COVID-19. Early diagnosis and monitoring have the potential to not only prolong the life of patients but also improve their quality of life. The tests are based on the science of Nucleosomics™, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid - an indication that disease is present.

We have five key pillars of focus, all of which use the same proprietary Nu.Q® platform to commercialize in different areas:

•	Nu.Q® Vet - cost-effective, easy-to-use cancer screening blood test for dogs and other animals.
•	Nu.Q® NETs - monitoring the immune system to save lives.
•	Nu.Q® Cancer - detecting cancer early to save lives.
•	Nu.Q® Capture - capturing and concentrating samples for more accurate diagnosis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.

Our product development and manufacturing activities are centered in Belgium, with innovation and U.S. operations in California, and additional offices in Nevada, London, and Singapore, where we focus on bringing our diagnostic and disease monitoring products to market.

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

Our patented Nucleosomics™ technology uses chromosomal structures called nucleosomes as biomarkers in cancer and other diseases: as explained below, chromosomes consist of the genetic material (DNA) wrapped in a coat of proteins and other molecules. All the tests in our portfolio detect various characteristic changes in nucleosomes that occur from the earliest stages of disease, potentially enabling early detection and a better way to monitor disease progression and the patient’s response to treatment.

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

Chromosome and nucleosome structure represent a major mechanism for epigenetic control. Each chromosome contains one long, single molecule of DNA that is coated by a complex array of proteins, mostly in the form of nucleosomes, giving the stretched-out, unwound DNA/protein core, or chromatin, the appearance of “beads on a string.” Unwound chromatin is accessible for reading (or transcribing) and unwound genes may be active. However, genes with coiled or supercoiled nucleosomes are inaccessible and inactive.

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

Volition’s Epigenetic Approach

Through our Nu.Q® (short for nucleosome quantification) family of tests in our five key pillars of focus, we aim to offer a new, convenient and cost-effective approach to the detection, diagnosis and monitoring of diverse diseases from a simple blood test.

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

We have five key pillars of focus: Nu.Q® Vet, Nu.Q® NETs, Nu.Q® Cancer,  Nu.Q® Capture and Nu.Q® Discover, all of which use the same proprietary Nu.Q® platform to commercialize in different areas.

Nu.Q® Vet

Cancer is the most common cause of death in dogs over the age of two years in the United States. Nearly 50% of all dogs over the age of 10 will develop cancer in their lifetime. With approximately 84 million pet dogs in the United States, there are an estimated six million pet dogs diagnosed with cancer each year. As with humans, earlier detection can save lives and can also improve the quality of life of the dog and its owner. Yet, as of today, there are few single assay cancer blood tests on the veterinary market. Currently, dogs suspected of having cancer are required to undergo a variety of diagnostic tests that may be expensive, time consuming, and painful for the animal. We hope to change this with the introduction of the Nu.Q® Vet Cancer  Test: a simple, cost-effective, easy to use enzyme-linked immunosorbent assay (“ELISA”) based screening blood test which may help streamline the diagnostic process for older or “at-risk” dogs. For example, findings from a clinical study conducted by Volition and Professor Wilson-Robles and the team at Texas A&M University, peer-reviewed and published in August 2022, reflect that Volition’s Nu.Q® Vet Cancer Test detected 76% of systemic cancers ( including lymphoma, hemangiosarcoma, and histiocytic sarcoma) at 97% specificity versus control.

Data presented at the European Society of Veterinary Oncology Congress suggests that Nu.Q® Vet may also serve as a more sensitive measurement of both minimal residual disease and remission and could be a useful monitoring test for dogs with cancer.

We are currently conducting ongoing research regarding Nu.Q® Vet as follows:

•	Point of Care platform (in partnership with the Heska Corporation),
•	Broadening the range of cancers detected,
•	Differential diagnosis,
•	Pre-analytics for the use of Nu.Q® Vet in the feline population, and
•	Use of the Nu.Q® platform in NETosis in canines.

Nu.Q® NETs - Monitoring the immune system to save lives.

The immune system can be both friend and foe; a potent protective force that sometimes overreacts, damaging the body’s own cells and tissues in the process. We are working to develop tests that will identify people at high risk of poor outcomes/death caused by an immune system overreaction to sepsis, COVID-19 and other infections. The immune system is comprised of many different types of white blood cells with different functions. The most abundant of these white blood cells are neutrophils, which serve as a first line of defense. When neutrophils detect bacteria, viruses, injuries, or other threats, these cells produce Neutrophil Extracellular Traps (“NETs”), which are sticky webs made of long strings of nucleosomes that work to inhibit a perceived threat from spreading through the body.

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

In May 2022, our Nu.Q® NETs product was CE marked for the detection and evaluation of NETosis on two platforms (ELISA plates and i-10), enabling clinical use in more than 27 countries across Europe.

In August 2022, we appointed Diagnostic Oncology CRO, LLC (“DXOCRO”), a contract research organization specializing in the commercialization of diagnostic biomarker technologies, to spearhead our clinical product development and regulatory programs in the United States. DXOCRO is undertaking large-scale finding studies across multiple sites using our Nu.Q® platform to determine clinical utility in sepsis and cancer. We hope the study will support an application to the FDA’s Breakthrough Device program.

The first phase of the study focused on sepsis has been completed and an application to the FDA’s Breakthrough Device Program is expected to be submitted in the first half of 2023.

Nu.Q® Cancer - Detecting cancer early to save lives.

We are developing a simple, cost-effective blood test for cancer. Cancer is a devastating disease that touches many peoples’ lives, accounting for approximately 10 million deaths worldwide each year. Early diagnosis is the best way to improve someone’s chances of surviving cancer; however, current population-wide screening tests (such as mammograms and colonoscopies) are often invasive and unpleasant. They can also be expensive, causing many people to miss routine screening. There are no population screening tests at all for some types of cancer, including aggressive forms of the disease such as ovarian or pancreatic cancers. Unfortunately, many patients are therefore diagnosed too late, when their cancer has already spread, and treatment is more difficult. We believe that Nu.Q® Cancer can become a cost-effective routine blood test for multiple types of cancer, allowing doctors to check off an extra box along with other routine blood tests like cholesterol during an annual wellness visit. Nu.Q® Cancer tests have further potential applications in clinical oncology beyond cancer detection. Being able to use epigenetic information from tumor cells’ nucleosomes could also help physicians select the best treatment for each patient, monitor their response and the disease progression.

We are currently investigating the potential use of Nu.Q® Cancer tests in a range of cancers and clinical settings.

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

Deploying Nu.Q® Capture as the first blood sample processing step could potentially:

•	Enhance the sensitivity of subsequent Nu.Q® immunoassays for diagnosing and monitoring different types of disease using our proprietary Nucleosomics™ platform,
•	Aid the development of improved diagnostic DNA sequencing methods,
•	Serve as a quality control tool to reduce the rate of clinical test failure, saving time that is especially valuable for people whose test results are being used to inform their treatment,
•	Aid the discovery of new biomarkers, and
•	Allow the complete profiling of nucleosomes.

The use of Nu.Q® Capture technology in the field of transcription factors has led to the successful isolation of tumor derived transcription factor-DNA complexes from blood samples obtained from cancer patients. As transcription factor binding to DNA is cancer and tissue specific, this technology may, in principle, provide the basis for blood tests for cancer in general as well as blood tests to identify the organ or tissue affected by cancer. Development is ongoing.

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

Nu.Q® Discover empowers drug developers and scientists through access to a range of state-of-the-art assays for rapid epigenetic profiling in disease, model development, preclinical testing, and clinical studies - from discovery to market ready.

Identify potential drug targets by measuring levels of specific histone modifications	Screen and identify lead compounds that modulate the levels of specific histone modifications	Monitor changes in histone modification levels to assess the efficacy and Mechanism of Action (MoA) of compounds	Monitor target engagement to determine the pharmaco-dynamics (PD) of drugs in patients	Support regulatory submissions and help demonstrate drug safety and efficacy

Manufacturing Capabilities and Strategy

Our Silver One site in Belgium offers cutting edge, purpose-built manufacturing and processing facilities. We are currently focusing on manufacturing our key components such as the antibodies and positive controls at Silver One, as well as ELISA kits. We have also outsourced a portion of  the production of our ELISA kits to a third-party manufacturer in the U.S. to facilitate logistics and to aim for large-scale production.

Commercialization Strategy

We are guided by three underlying principles to our commercialization strategy – ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition,
•	Are affordable, and
•	Are accessible worldwide.

We believe, given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, Nu.Q® could potentially be used throughout the world.

We aim to remain an IP powerhouse in the Nucleosomics™ space and expect to monetize our IP and technologies through licensing and distribution contracts with companies that have established distribution networks and expertise on a worldwide or regional basis, in both human and animal care across platforms (centralized labs and point-of-care).

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska Corporation (“Heska”), a leading global provider of advanced veterinary diagnostics. In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing and is eligible to receive up to an additional $18.0 million based upon the achievement of certain near and mid-term milestones. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test in kit format for companion animals through Heska’s network of central reference laboratories. Subsequent to year end, in February 2023 Heska commenced pre-orders of the Nu.Q® Canine Cancer Screen and Monitor Test to veterinarians at the point of care through Heska.

We also entered into a licensing and supply agreement with IDEXX Laboratories, Inc. (“IDEXX”), a global leader in pet healthcare innovation, in October 2022. This contract provides worldwide customer reach through IDEXX’s global reference laboratory network as we continue to commercialize our transformational Nu.Q® technology within the companion animal healthcare sector and capitalize on the significant opportunities available. Subsequent to year end, IDEXX launched the IDEXX Canine Cancer Test in January 2023.

Further, we engaged with DNAtech, Portugal, and, through our agreement with Heska, with Scil Lab Europe, to launch the Nu.Q® Vet Cancer Test to customers in Europe commencing in November 2022.

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

Based on our calculations, we believe that Volition’s annual total addressable market (“TAM”) is approximately $70 billion (including distributor and vet/clinician margins). Key assumptions for this market forecast include:

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

Our Competition

We anticipate facing competition primarily from other human-focused healthcare, pharmaceutical and diagnostic companies such as Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc, CellMax Life, Archer DX Inc., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Oncimmune Holdings Plc, Abbott Laboratories Inc., Cepheid Inc., Hologic Corporation, Agilent Technologies Inc., Qiagen Inc., Thermo Fisher, Illumina, Becton Dickinson, BioMerieux, Invitae, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, and Roche Diagnostics, and from companies such as PetDx, One Health Company (Fidocure) and Vidium Animal Health focused on the veterinary space. There may also be other companies developing products competitive with ours of which we are unaware.

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

Government Regulations

The healthcare industry, and thus our business, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws and regulations have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change.

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

Commercialization of our future products in the clinical in vitro diagnostic (“IVD”) market (e.g. for patient diagnosis in hospitals, clinics, etc.) requires government approval (CE marking in Europe, FDA approval in the United States, and Chinese Food and Drug Administration (“CFDA”) approval in China). Our diagnostic products fall within the IVD medical device category and are subject to FDA clearance or approval in the United States. We anticipate our tests will have to be cleared through the FDA’s premarket notification (“510(k)”), process, or its premarket approval (“PMA”) process. The determination of whether a 510(k) or a PMA is necessary will depend in part on the proposed indications for use and the FDA’s assessment of the risk associated with the use of the IVD for a particular indication. A similar system operates in China through the CFDA.

In Europe, since May 2022, IVD medical devices are regulated by the new European In Vitro Diagnostic Regulation 2017/746 (“EU IVDR”). The most challenging changes compared to the previous Directive are those regarding the classification of products, which brings almost all IVDs under the direct review and control of designated assessment organizations (“Notified Bodies”), and the performance evaluation of IVDs, which requires extensive clinical and analytical performance studies in addition to a demonstration of scientific validity. Additional requirements are now applied to reinforce the safety of the products such as extended responsibilities of the economic actors of the supply chain, increased post marketing surveillance activities, unannounced audits from Notified Bodies, implementation of an improved traceability and transparency of the devices with the introduction of the Unique Device Identification system and an expanded European Database on Medical Devices.

Tailored transitional periods have been introduced for devices that must undergo a conformity assessment involving Notified Bodies for the first time under the EU IVDR. The length of the transitional periods depends on the classification of device.

In practice, the conformity assessment procedure for our products requires a combination of Quality Management System (“QMS”) audits and Technical Documentation assessments. The time needed for a Technical Documentation assessment of a device by our Notified Body (“TÜV SÜD”) is expected to last for nine months at a minimum. We have already begun discussions with the TÜV SÜD and are in the process to ensure compliance with the EU IVDR in 2023.

To support the conformity to the new IVDR, Belgian Volition has implemented a QMS, conforming to the internationally agreed standard ISO 13485 that sets out the QMS requirements specific to the medical devices industry. Belgian Volition has maintained its ISO certification since 2015.

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

Our patent portfolio includes 34 patent families (plus three in-licensed families) and a total 97 patents granted related to our diagnostic tests (including veterinary applications), with 12 patents granted in the United States, 15 patents granted in Europe, and a further 70 patents granted worldwide. Additionally, we have a total of 122 patent applications currently pending, worldwide.

We intend to continue our development of the Nucleosomics™ technologies and will continue to apply for patents for future product developments. Our IP strategy is to protect the technologies and gain market exclusivity with patents in Europe and the United States and in other strategic countries. The patent filings on the technologies underlying our products should provide broad coverage for each product, including protection through at least 2043.

Employees

As of December 31, 2022, we had 104 full-time equivalent (“FTE”) compared to 83 as of December 31, 2021, reflecting the growth in commercial and production activities. We continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our board of directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations and in each of our employee groups at each level around the globe as assessed with internal and external benchmarking data. We aim to build a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

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

Our principal executive office is located at 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014. Our telephone number is +1 (646) 650-1351.  Our website is located at www.volition.com.  The information that can be accessed through our website is not incorporated by reference into this Report and should not be considered to be a part hereof.

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

Risks Associated with Our Company

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. The summary below, as well as the discussion that follows the summary, highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, among other things, our business may not grow, our stock price may suffer, and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.

Risk Factor Summary

Risks Related to Our Business and Business Strategy

•	We have incurred significant losses, and we may never achieve profitability.
•	We may need to raise additional capital in the future. If we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our plan of operations.
•	It is difficult to forecast our future performance, which may cause our financial results to fluctuate unpredictably.
•	The diagnostics market is highly competitive and subject to rapid technological change; accordingly, we will face fierce competition, including from companies with greater resources and experience than us, and our intended products may not achieve significant market penetration and/or may become obsolete.
•	Our management has broad discretion over the use of our available cash and might not allocate cash in ways that increase the value of your investment.
•	Our future success depends on our ability to retain our officers and directors, scientists, and other key employees and to attract, retain and motivate qualified personnel.
•	If any of our facilities or our laboratory equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.
•	Failure in our information technology, storage systems or our clinical laboratory equipment could significantly disrupt our operations and our research and development efforts.
•	Our business and reputation will suffer if we are unable to establish and comply with stringent quality standards to assure that the highest level of quality is observed in the performance of our tests.
•	Declining global economic or business conditions may have a negative impact on our business.
•	The COVID-19 pandemic could adversely impact our business operations, strategy, financial performance and results of operations, the extent of which is uncertain and difficult to predict.
•	We may engage in acquisitions that are not successful and which could disrupt our business, cause dilution to our stockholders and reduce our financial resources.

Risks Related to Product Development, Commercialization and Sales of Our Products

•	If the marketplace does not accept the products in our development pipeline or any other diagnostic products we might develop, we may be unable to generate sufficient revenue to sustain and grow our business.
•	Our business is dependent on our ability to successfully develop and commercialize diagnostic products. If we fail to develop and commercialize diagnostic products, we may be unable to execute our plan of operations.
•	Failure to successfully develop, manufacture, market, and sell our future products will have a material adverse effect on our business, financial condition, and results of operations.
•	The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials which, in turn, could have a material adverse effect on our business.
•	Our research and development efforts will be hindered if we are not able to obtain samples, contract with third parties for access to samples or complete timely enrollment in future clinical trials.
•	If the third parties on which we increasingly rely to assist us with our current and anticipated pre-clinical development or clinical trials do not perform as expected, we may not be able to obtain regulatory clearance or approval or commercialize our products.
•	We expect to expand our product development, research and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We have limited experience with sales and marketing and any failure to build and manage a sales and marketing team effectively, or to successfully engage and maintain third party providers for such services, could have a material adverse effect on our business.
•	We rely on third parties to manufacture and supply our intended products. Any problems experienced by these third parties could result in a delay or interruption in the supply of our intended products to our customers, which could have a material negative effect on our business.
•	We depend on third-party distributors to market and sell our products, which will subject us to a number of risks.
•	The manufacturing operations of our third-party manufacturers will likely be dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
•	Defects in our products may subject us to substantial damages which could materially harm our business or financial condition.

Risks Related to Governmental Regulation and Reimbursement

•	Our failure to obtain necessary regulatory clearances or approvals on a timely basis would significantly impair our ability to distribute and market our future products on the clinical IVD market.
•	Reductions or changes in reimbursement policies could limit our ability to sell our products.
•	If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

Risks Related to Our Intellectual Property

•	If the patents we rely on to protect our intellectual property prove to be inadequate, our ability to successfully commercialize our products will be harmed and we may never be able to operate our business profitably.
•	If third parties assert that we have infringed their patents and proprietary rights or challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent the development or commercialization of our products.
•	If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary technology, processes and know-how that is not patentable or for which we have elected not to seek patent protection.

Risks Related to Our Securities

•	The market prices and trading volume of our stock may be volatile.
•	We have identified material weaknesses in our internal control over financial reporting that have not yet been remediated, and although we are working to address such weaknesses, the failure to address these material weaknesses, or the identification of any others, could impact the reliability of our financial reporting and harm investors’ views of us, which could adversely impact our stock price.
•	We have a “going concern” opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

•	Our Second Amended and Restated Certificate of Incorporation exculpates our officers and directors from certain liability to our Company and our stockholders.
•	Our corporate governance documents, certain corporate laws applicable to us, and share ownership by executive officers and directors, could make a takeover attempt, which may be beneficial to our stockholders, more difficult.
•	We do not expect to pay dividends in the foreseeable future.
•	We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company, and which may cause our stock price to decline.
•	Future sales of our common stock could depress the market price of our common stock.
•	If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.
•	We are a smaller reporting company and a non-accelerated filer, and we cannot be certain if the reduced disclosure requirements applicable to our filing status, as well as the exemption from the requirement to provide an auditor’s attestation report regarding the effectiveness of our internal controls, will make our common stock less attractive to investors.

Risks Related to Our Business and Business Strategy

We have incurred significant losses, and we may never achieve profitability.

We are a clinical stage company and have incurred losses since our formation. As of December 31, 2022, we have an accumulated total deficit of approximately $167.3 million. As we continue the discovery and development of our future diagnostic products, we expect our expenses to increase significantly. Even as we begin to market and sell our intended products, we expect our losses to continue as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when or if we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected, and the market value of our common stock will decline.

We may need to raise additional capital in the future. If we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our plan of operations.

We will require additional capital to fully fund our current strategic plan, which includes successfully commercializing our Nu.Q® pipeline and developing future products. If we incur delays in commencing commercialization of our Nu.Q® pipeline or other future products or in achieving significant product revenue, or if we encounter other unforeseen adverse business developments, we may exhaust our capital resources prior to the commencement of commercialization.

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

Our limited operating history and the rapid evolution of the market for diagnostic products make it difficult for us to predict our future performance. A number of factors, many of which are outside of our control, may contribute to fluctuations in our financial results, such as:

•	our ability to develop or procure antibodies for clinical use in our future products;
•	our ability to translate preliminary clinical results to larger prospective symptomatic and screening populations;
•	the demand for our intended products;
•	our ability to obtain any necessary financing;
•	our ability to market and sell our future products;
•	market acceptance of our future products and technology;
•	performance of any future strategic business partners;
•	our ability to obtain regulatory clearances or approvals;
•	our success in collecting payments from third-party payors and customers;
•	changes in technology that may render our future products uncompetitive or obsolete;
•	competition with other diagnostics companies; and
•	adverse changes in the healthcare industry (human and canine).

The diagnostics market is highly competitive and subject to rapid technological change; accordingly, we will face fierce competition, including from companies with greater resources and experience than us, and our intended products may not achieve significant market penetration and/or may become obsolete.

The diagnostics market is extremely competitive and characterized by rapidly evolving industry standards and new product enhancements. Our diagnostic tests are technologically innovative and require significant planning, design, development, and testing at the technological, product, and manufacturing process levels. These activities require significant capital commitments and investment. There can be no assurance that our intended products or proprietary technologies will remain competitive following the introduction of new products and technologies by competing companies within the industry. Furthermore, there can be no assurance that our competitors will not develop products that render our future products obsolete or that are more effective, accurate or can be produced at lower costs. There can be no assurance that we will be successful in the face of increasing competition from new technologies or products introduced by existing companies in the industry or by new companies entering the market.

The market for diagnostics is also significantly affected by new product introductions and other market activities of industry participants. Our competitors include large multinational corporations and their operating units, including Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc, CellMax Life, Archer DX Inc., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Oncimmune Holdings Plc, Abbott Laboratories Inc., Cepheid Inc., Hologic Corporation, Agilent Technologies Inc., Qiagen Inc., Thermo Fisher, Illumina, Becton Dickinson, BioMerieux, Invitae, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, and Roche Diagnostics, and from companies such as PetDx, One Health Company (Fidocure) and Vidium Animal Health focused on the veterinary space. There may also be other companies developing products competitive with ours of which we are unaware. Successful commercialization of our services will require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach customers and to address potential resistance to recommendations for our services. If we are unable to continue to achieve significant market penetration, we will not be able to generate sufficient revenue to become profitable and our products may become obsolete.

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

Many of these other companies have developed and will continue to develop new products that will compete directly with our future products. In addition, many of our competitors spend significantly greater funds for the research, development, promotion, and sale of new and existing products. These resources may allow them to respond more quickly to new or emerging technologies and changes in consumer requirements. We also face competition in our search for third parties to assist us with sales and marketing of our product candidates, which may negatively impact our ability to enter into favorable sales and marketing arrangements. For all the foregoing reasons, we may not be able to compete successfully against our competitors, which could jeopardize our ability to recoup research and development expenditures, hurt our reputation and harm our business, results of operations and financial condition.

Our management has broad discretion over the use of our available cash and might not allocate cash in ways that increase the value of your investment.

As of December 31, 2022, we had approximately $10.9 million in combined cash and cash equivalents compared to approximately $20.6 million as of December 31, 2021. Our management expects to deploy these resources primarily to expand our commercialization activities, to fund our product development efforts and for general corporate and working capital purposes. However, our management has broad discretion to pursue other objectives. Our management might not apply our cash in ways that increase or permit any return of your investment.

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

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology (“IT”) systems, which support our operations including our research and development efforts. The integrity and protection of our own data, and that of our customers, clinical trial subjects and employees, is critical to our business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. IT systems are vulnerable to damage from a variety of sources. High-profile security breaches at other companies and in government agencies have increased in recent years, and cyber-attacks are becoming more sophisticated and frequent, and in some cases have caused significant harm. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. While we devote significant resources to security measures to protect our systems and data, these measures cannot provide absolute security.

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

Concerns over U.S. healthcare reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries, and global inflationary pressures may contribute to increased volatility and diminished expectations for the global economy. If the economic climate deteriorates, our business, including our access to the research use only, or clinical IVD markets for diagnostic tests, could be adversely affected, resulting in a negative impact on our business, financial condition and  results of operations.

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

The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. This volatility and uncertainty may adversely affect our stock price. The actions that governments and individuals have taken in response to COVID-19 have led to a sharp contraction in many aspects of economies worldwide, including an economic slowdown, and it is possible that it could cause a global recession. If this occurs, it could negatively impact our ability to develop and commercialize our products, among other things. Even after the COVID-19 pandemic has subsided, we may continue to experience material adverse effects to our business as a result of the global economic impact of the pandemic, including local and global inflationary pressures, further or unexpected economic recessionary fears, increased political instability and threats of war, and could suffer from increased borrowing costs that limit discretionary consumer spending, which could hamper demand for our products and delay diagnostic testing and treatment.

Further, the effects of COVID-19 may exacerbate our other risk factors described in this Report. The degree to which the COVID-19 pandemic may impact our business and clinical trials and development activities will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted with confidence.  Because this situation continues to evolve globally, the ultimate impacts to us of COVID-19 are uncertain, but such impacts could have a material adverse effect on our business, strategy, financial performance and financial condition.

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

As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our current and anticipated pre-clinical investigations and clinical trials. For example, we currently rely on DXOCRO to support development and clinical validation studies for our Nu.Q® product portfolio in the United States, including by conducting large-scale finding studies across multiple sites in the U.S. using Nu.Q® NETs and Nu.Q® Cancer tests to determine clinical utility in sepsis and non-Hodgkin’s lymphoma, which we hope to leverage in support of our U.S. commercialization strategy. However, if we are not able to maintain or reach mutually acceptable agreements with DXOCRO or other third parties on a timely basis, these third parties do not successfully carry out their commitments or regulatory obligations or meet expected deadlines, or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to agreed-upon clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.

We expect to expand our product development, research and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We are focused on developing our pipeline for future products. It is likely that our efforts will result in significant growth in the number of our consultants, advisors, and employees, in addition to the scope of our operations. For example, in connection with the anticipated commercialization of our products, we may add personnel to certain areas of our business including laboratory operations, quality assurance, and compliance. Further, as we build our commercialization efforts and expand research and development activities for new products, the scope and complexity of our operations is increasing significantly. As a result of our growth, our operating expenses and capital requirements have also increased, and we expect that they will continue to increase. Our ability to manage our growth effectively requires us to expend funds to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plan or disrupt our operations.

We have limited experience with sales and marketing and any failure to build and manage a sales and marketing team effectively, or to successfully engage and maintain third party providers for such services, could have a material adverse effect on our business.

As an organization we have limited experience with direct sales however we are building a team of experienced individuals in terms of market intelligence, product management and account management in addition to building relationships with market-leading established distributors as commercial partners. For example, subsequent to the fiscal end year ended December 31, 2022, Heska commenced pre-order sales of our Nu.Q® Vet Cancer Test for screening and monitoring of cancer in canines to veterinarians worldwide at the point of care pursuant to our exclusive global supply and licensing agreement with Heska. We have also engaged IDEXX to make our Nu.Q® Vet Cancer Test available to reference laboratories in the United States. Although we are investing in direct marketing to support these commercial launches, we may rely on third party resources such as Heska’s global network of veterinarians and IDEXX’s reference laboratory network to successfully market this test and generate revenue. Any failure to build and manage a sales and marketing team effectively, or to successfully engage and maintain third-party providers for such services, could have a material adverse effect on our business.

Our products will require several dynamic and evolving sales models tailored to different worldwide markets, users and products. Our clinical sales strategy is initially focused on the clinical IVD market with the CE marking of our first product in Europe, the Nu.Q® NETs test, in May 2022. With this CE marking of our first product in Europe we intend to enter the European markets and, following the completion of any necessary regulatory clearances, certain Asian markets. Even if we receive a CE mark for a certain product, we must still seek regulatory clearance in other jurisdictions. A failure to obtain these regulatory clearances in other jurisdictions could negatively affect our business. Pending completion of our review of the regulatory environment in the United States we may decide to enter the United States market through a Clinical Laboratory Improvement Amendments (“CLIA”), certified laboratory located in the United States. We remain firmly committed to pursuing FDA approval as our primary objective. FDA approval can consist of PMA or 510(k) clearance depending on the test complexity and risk posed to patients. We intend to pursue the most appropriate approval pathway for each individual product developed. We intend to progressively grow to large volumes of tests sold to centralized laboratories and eventually reach the mass diagnostics testing market. The exact nature of the ideal sales strategy will evolve as we continue to develop our intended products and seek entry into the IVD markets.

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

We rely on third parties to manufacture and supply our intended products. Any problems experienced by these third parties could result in a delay or interruption in the supply of our intended products to our customers, which could have a material negative effect on our business.

We rely on third parties to manufacture and supply our intended products. The manufacture of our intended diagnostic products requires specialized equipment and utilizes complicated production processes that would be difficult, time-consuming and costly to duplicate. If the operations of third-party manufacturers are interrupted or if they are unable to meet our delivery requirements due to capacity limitations or other constraints, we may be limited in our ability to fulfill our future sales orders. Any prolonged disruption in the operations of third-party manufacturers could have a significant negative impact on our ability to sell our future products, could harm our reputation and could cause us to seek other third-party manufacturing contracts, thereby increasing our anticipated development and commercialization costs. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards required by the FDA and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop products or receive approval of any products in a timely manner.

We depend on third-party distributors to market and sell our products, which will subject us to a number of risks.

We depend, and expect to continue to depend, on third-party distributors to market, sell, and service our products in our intended markets. For example, subsequent to the year ended December 31, 2022, Heska commenced pre-order sales of our Nu.Q® Vet Cancer Test for screening and monitoring of cancer in canines to veterinarians at the point of care and we engaged IDEXX to make our Nu.Q® Vet Cancer Test available to reference laboratories in the United States. Further, we have engaged with others including DNAtech, Portugal, and, through our agreement with Heska, with Scil Lab Europe, to launch the Nu.Q® Vet Cancer Test to customers in Europe. We are subject to a number of risks associated with reliance upon these parties and other third-party distributors including the following:

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

We are subject to regulation by the FDA in the United States, the CE in Europe, the CFDA in China, and other regulatory bodies in other countries where we intend to sell our future products. Before we are able to place our intended products in the clinical IVD markets in the United States, China and Europe, we will be required to obtain clearance or approval of our future products from the FDA and the CFDA with respect to the United States and China, respectively, and receive a CE mark with respect to Europe. In Europe, since May 2022, IVD medical devices are regulated by the new EU IVDR. The most challenging changes under the EU IVDR as compared to the previous Directive are those regarding the classification of products, which brings almost all IVDs under the direct review and control of Notified Bodies, and the performance evaluation of IVDs, which requires extensive clinical and analytical performance studies in addition to a demonstration of scientific validity. These changes and other additional requirements to obtain a CE mark could result in delays and further expense, in terms of staff costs to us compared to the process under the previous Directive.

Additionally, even if we receive the required government clearance or approval of our intended products, we are still subject to continuing regulation and oversight. Under the FDA, diagnostics are considered medical devices and are subject to ongoing controls and regulations, including inspections, compliance with established manufacturing practices, device-tracking, record-keeping, advertising, labeling, packaging, and compliance with other standards. The process of complying with such regulations with respect to current and new products can be costly and time-consuming. Failure to comply with these regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, delays by the FDA or other regulators in granting clearances or approvals, and the suspension or withdrawal of existing approvals by the FDA or other regulators, any of which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, any FDA regulations governing our future products are subject to change at any time, which may cause delays and have material adverse effects on our operations. In Europe, IVD companies are subject to inspection for enforcement, among others things. European national agencies, such as customs authorities and/or the Departments of Health, Industry and Labor, conduct market surveillance to ensure the applicable requirements have been met for products marketed within the European Union.

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

There are a number of U.S. and international laws protecting the privacy and security of personal information. These laws include the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and related regulations, U.S. state laws (such as the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act  (“CPRA”)), Canada’s Personal Information and Electronic Documents Act (“PIPEDA”) or the applicable provincial alternatives, the EU’s General Data Protection Regulation (“GDPR”), EU member states directives, or similar applicable laws. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure.

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

We may also face new risks relating to data privacy and security as the United States, individual U.S. states or Canadian provinces, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our products worldwide. For example, amendments to privacy and security laws (such as the CCPA and the CPRA) may impose additional requirements on us and increase our regulatory and litigation risk. As we continue to expand, our business will need to adapt to meet these and other similar legal requirements.

Risks Related to Our Intellectual Property

If the patents we rely on to protect our intellectual property prove to be inadequate, our ability to successfully commercialize our products will be harmed and we may never be able to operate our business profitably.

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and technologies that we develop under the patents and intellectual property laws of the United States, Europe and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information.  Our patent portfolio includes 34 patent families (plus three in-licensed families) and a total 97 patents granted related to our diagnostic tests (including veterinary applications), with 12 patents granted in the United States, 15 patents granted in Europe and a further 70 patents granted worldwide. Additionally, we have 122 patent applications pending, worldwide.

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

We have determined that we have material weaknesses in our internal control over financial reporting as of December 31, 2022. See Part II, Item 9A of this Report for a complete discussion of these material weaknesses in our internal control over financial reporting and remediation efforts. Although we have taken and continue to take steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as further described in Item 9A, to address these material weaknesses, or that the plans and controls, if implemented, will be successful in fully remediating these material weaknesses. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weaknesses, or we identify further material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted. Additionally, for so long as we remain as a smaller reporting company, under current rules our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter.  “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  We are also a “non-accelerated filer,” meaning that we have a public float of less than $75 million measured as of the last business day of our most recently completed second fiscal quarter. As a “non-accelerated filer,” we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting.  Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” and as a “non-accelerated filer” may make it harder for investors to analyze our results of operations and financial prospects and may make our common stock a less attractive investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Listed below are our current facilities as of December 31, 2022:

Location	Primary Function	Approx. Square Feet	Leased or Owned
Namur, Belgium (1)	Research and development	17,300	Owned
Namur, Belgium (2)	Manufacturing	9,688	Owned
London, UK (3)	Sales and marketing	323	Leased, expiring 2024
Triple One, Singapore (4)	Sales and marketing	192	Leased, expiring 2023
Henderson, Nevada (5)	Administration	301	Leased, expiring 2024
Carlsbad, California (6)	Research and development	6,645	Leased, expiring 2027

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

(4)	Singapore Volition signed a one-year lease for this property, commencing July 1, 2022, located at 111 Somerset Road, Level 3, Triple One, Somerset, Singapore 238164, at an annual rent of SGD 67,524.

(5)

Volition America signed a one-year lease for this property, commencing on April 1, 2022, located at 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014, at an annual rent of $14,868. Volition America entered into a new one-year lease for this property, commencing April 1, 2023, at an annual rent of $16,308.

(6)	Volition America signed a sixty-two month lease for this property, commencing on February 1, 2022, located at 6086 Corte Del Cedro, Carlsbad, California 92011 at an annual rent of $91,704.

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

Holders

As of March 8, 2023, there were 63,096,766 shares of our common stock outstanding held by 148 holders of record, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in our definitive proxy statement related to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, on or before May 1, 2023.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the fourth quarter of 2022.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part II within this Report. This discussion includes an analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021 and year-over-year comparisons between those periods. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Report.

Company Overview

Volition is a multi-national epigenetics company powered by Nu.Q®, its proprietary nucleosome quantification platform.  Through its subsidiaries, Volition is developing simple, easy to use, cost-effective blood tests to help diagnose and monitor a range of life-altering diseases, including some cancers and diseases associated with NETosis, such as sepsis and COVID-19. Early diagnosis and monitoring have the potential to not only prolong the life of patients, but also improve their quality of life.

The tests are based on the science of Nucleosomics™, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluids, since changes in these parameters are an indication that disease is present.

 We have five key pillars of focus, all of which use the same proprietary Nu.Q® platform to commercialize in different areas.

•	Nu.Q® Vet - cost-effective, easy-to-use cancer screening blood test for dogs and other animals.
•	Nu.Q® NETs - monitoring the immune system to save lives.
•	Nu.Q® Cancer - detecting cancer early to save lives.
•	Nu.Q® Capture - capturing and concentrating samples for more accurate diagnosis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.

Our research, product development and manufacturing activities are centered in Belgium, with innovation and U.S. operations in California, and additional offices in Nevada, London, and Singapore, where we focus on bringing our diagnostic and disease monitoring products to market.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of December 31, 2022, we had cash and cash equivalents of approximately $10.9 million.

Net cash used in operating activities was $15.3 million and $20.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. The decrease in cash used in operating activities during 2022 when compared to 2021 was primarily due to a $10.0 million payment received pursuant to our master license and product supply agreement with Heska, partly offset by higher payroll costs, and higher amounts paid to suppliers during the period.

Net cash used in investing activities was $1.6 million and $1.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in cash used in investing activities during 2022 was primarily due to an increase in purchases of laboratory equipment as compared to 2021.

Net cash provided by financing activities after associated costs was $6.9 million and $22.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. The decrease in net cash provided by financing activities for the 2022, when compared to 2021 was primarily due to $18.9 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2021, and an aggregate of $4.6 million in cash received from the issuance of shares of  common stock under our “at-the-market” facilities during 2021.

This compares with $6.4 million in net cash received from the issuance of approximately 3.5 million shares of common stock in a registered public offering in August 2022 (before deducting offering expenses of $0.2 million paid by the Company), a $1.1 million loan received in August 2022 from Namur Invest Capital Risk ("Namur Invest"), a $0.5 million loan received in December 2022 from Namur Invest, and an aggregate of $0.8 million in cash received from the issuance of shares of  common stock under our “at-the-market” facilities during 2022 (before deducting offering expenses of $0.2 million).

For additional information on our “at the market facilities,” refer to Note 7, Common Stock – Equity Distribution Agreements, of the Notes to consolidated financial statements.

The following table summarizes our approximate contractual payments due by year as of December 31, 2022.

Approximate Payments (Including Interest) Due by Year

	Total	2023	2024 - 2027	2028 +
Description	$	$	$	$
Financing lease liabilities	541,162	57,726	230,902	252,534
Operating lease liabilities and short-term lease	696,702	291,868	404,834	-
Grants repayable	462,302	49,283	149,126	263,893
Long-term debt	4,319,826	1,268,528	2,604,499	446,799
Collaborative agreements obligations	879,805	798,032	81,773	-
Total	6,899,797	2,465,437	3,471,134	963,226

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors included in their report on our audited financial statements for the year ended December 31, 2022, an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021

The following table sets forth our results of operations for the years ended on December 31, 2022, and December 31, 2021, respectively (expressed in United Stated Dollars, except outstanding share numbers and percentages).

	2022 $	2021 $	Increase (Decrease) $	Percentage Increase (Decrease) $
Royalty	2,911	-	2,911	>100%
Service	92,488	-	92,488	>100%
Product	210,993	90,035	120,958	>100%
Total Revenues	306,392	90,035	216,357	>100%

Research and development	14,572,532	13,022,411	1,550,121	12%
General and administrative	10,937,686	11,676,446	(738,760)	(6%)
Sales and marketing	6,576,246	3,724,257	2,851,989	77%

Total Operating Expenses	32,086,464	28,423,114	3,663,350	13%

Grant income	1,229,425	1,522,533	293,108	(19%)
Loss on disposal of fixed assets	-	(26,166)	26,166	<(100%)
Interest income	125,265	2,734	122,531	>100%
Interest expense	(173,087)	(155,803)	17,284	11%

Total Other Income (Expenses)	1,181,603	1,343,298	(161,695)	(12%)

Net Loss	(30,598,469)	(26,989,781)	3,608,688	13%

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenue for the year ended December 31, 2022 was $306,392 compared with $90,035 for the year ended December 31, 2021. The main source of revenues during the year ended December 31, 2022, was product sales of the Nu.Q® Vet Cancer Test and services revenue from our Nu.Q®  Discover offering. The primary source of revenue during the year ended December 31, 2021, was direct sales of the Nu.Q® Vet Cancer Test through the Gastrointestinal Laboratory at Texas A&M University.

Operating Expenses

Total operating expenses increased to $32.1 million from $28.4 million for the years ended December 31, 2022 and December 31, 2021, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $14.6 million from $13.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in overall research and development expenditures during 2022 was primarily related to higher personnel expenses offset by a reduction in stock-based compensation expenses. FTE personnel numbers within this division increased by six to sixty-three during 2022 compared to the prior year period.

	2022 $	2021 $	Change $
Personnel expenses	7,125,017	5,335,333	1,789,684
Stock based compensation	652,653	1,361,989	(709,336)
Direct research and development expenses	5,662,957	5,055,411	607,546
Other research and development	292,292	730,491	(438,199)
Depreciation and amortization	839,613	539,187	300,426
Total research and development expenses	14,572,532	13,022,411	1,550,121

General and Administrative Expenses

General and administrative expenses decreased to $10.9 million from $11.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. The decrease in overall general and administrative expenditures during 2022 was primarily due to lower stock-based compensation in relation to modification of options, offset by higher personnel expenses. The FTE personnel number within this division increased by nine to twenty-two in 2022 compared to the prior year period.

	2022 $	2021 $	Change $
Personnel expenses	5,047,242	3,944,454	1,102,788
Stock-based compensation	1,393,784	2,984,253	(1,590,469)
Legal and professional fees	2,715,255	2,696,164	19,091
Other general and administrative	1,486,722	1,477,186	9,536
Depreciation and amortization	294,683	574,389	(279,706)
Total general and administrative expenses	10,937,686	11,676,446	(738,760)

Sales and Marketing Expenses

Sales and marketing expenses increased to $6.6 million from $3.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in overall sales and marketing expenditures was primarily due to increased personnel expenses, stock-based compensation and direct marketing expenses. The FTE personnel number within this division increased by six to nineteen in 2022 compared to the prior year period.

	2022 $	2021 $	Change $
Personnel expenses	4,400,092	2,203,745	2,196,347
Stock-based compensation	1,068,222	774,404	293,818
Other Sales & Marketing expenses	1,053,807	746,108	307,699
Depreciation and amortization	54,125	-	54,125
Total sales and marketing expenses	6,576,246	3,724,257	2,851,989

Other Income (Expenses)

For the year ended December 31, 2022, other income decreased to approximately $1.2 million compared to other income of approximately $1.3 million for the year ended December 31, 2021. This decrease in other income was primarily due to reduced grant income received of approximately $1.2 million during 2022 compared to $1.5 million in 2021.

Net Loss

For the year ended December 31, 2022, the Company’s net loss was $30.6 million, an increase of approximately $3.6 million, in comparison to a net loss of $27.0 million for the year ended December 31, 2021. The change was a result of the factors described above.

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

Future Equity or Debt Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through our “at the market facility” with Jefferies LLC under an equity distribution agreement dated May 20, 2022 (see Note 7, Common Stock – Equity Distribution Agreements, of the Notes to consolidated financial statements).  However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Impairment losses of $nil and $nil were recognized during the years ended December 31, 2022 and December 31, 2021, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of VolitionRx Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VolitionRx Limited (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

License and Supply Agreement with Heska

As discussed in Note 3 to the consolidated financial statements, in March 2022, the Company entered into a license and supply agreement with Heska Corporation (“Heska”). Under the terms of the agreement, the Company granted Heska worldwide exclusive rights to the Nu.Q Vet Cancer Screening Test at the point of care, initially for the screening of lymphoma and hemangiosarcoma in dogs and non-exclusive rights to sell its Nu.Q Vet Cancer Screening Test in kit format through Heska’s network of central reference laboratories. In addition, the agreement requires the Company to supply required components for point of care testing and for kits used in central laboratories. The Company received an upfront payment of $10 million during 2022 and is eligible to receive additional milestone payments upon certain commercial targets being met. In addition, the Company is eligible to receive per unit consideration for kits and components supplied under this agreement.

We have identified the performance obligations, including understanding the nature and significance of the contractual obligations, under the Heska license and supply agreement as a critical audit matter. Determining the distinct performance obligation included in the agreement required management to make judgements with respect to the appropriate application of relevant authoritative accounting guidance. Auditing these management judgements and the resulting impacts on the accounting and deferred revenue recognition for the Heska license and supply agreement required increased auditor effort.

The primary procedures we performed to address this critical audit matter included:

•	Reading the license and supply agreement with Heska to gain an understanding of the contractual terms and conditions and the commitments being made in the agreement.

•	Assessing the key terms in the supply and license agreement under the relevant authoritative accounting guidance to evaluate management’s conclusion that contractual promises made in the license and supply agreement should constitute a single performance obligation.

•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of management’s conclusions with respect to the performance obligation identified.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2011.

Draper, UT

March 15, 2023

VOLITIONRX LIMITED

Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	December 31,	December 31,
	2022 $	2021 $
ASSETS
Current Assets
Cash and cash equivalents	10,867,050	20,581,313
Accounts Receivable	72,609	12,510
Prepaid expenses	784,920	598,367
Other current assets	447,566	786,642
Total Current Assets	12,172,145	21,978,832

Property and equipment, net	5,393,012	4,911,077
Operating lease right-of-use assets	619,392	383,551
Intangible assets, net	110,505	216,876
Total Assets	18,295,054	27,490,336

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	3,043,008	1,542,457
Accrued liabilities	2,872,247	3,828,501
Deferred revenue	10,000,000	12,512
Management and directors’ fees payable	71,119	71,303
Current portion of long-term debt	1,066,700	797,855
Current portion of financing lease liabilities	46,014	48,958
Current portion of operating lease liabilities	245,163	171,166
Current portion of grant repayable	41,836	43,100
Total Current Liabilities	17,386,087	6,515,852

Long-term debt, net of current portion	2,779,240	2,270,767
Finance lease liabilities, net of current portion	436,132	511,086
Operating lease liabilities, net of current portion	400,091	217,305
Grant repayable, net of current portion	420,466	253,221
Total Liabilities	21,422,016	9,768,231

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value; Issued and outstanding: 57,873,379 shares and 53,772,261 shares, respectively	57,873	53,772
Additional paid-in capital	164,397,468	154,730,938
Accumulated other comprehensive income	227,097	148,326
Accumulated deficit	(167,257,429)	(136,988,636)
Total VolitionRx Limited Stockholders’ Equity (Deficit)	(2,574,991)	17,944,400
Non-controlling interest	(551,971)	(222,295)
Total Stockholders’ Equity (Deficit)	(3,126,962)	17,722,105

Total Liabilities and Stockholders’ Equity (Deficit)	18,295,054	27,490,336

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, except share numbers)

	For the year ended
	December 31, 2022 $	December 31, 2021 $
Revenues
Royalty	2,911	-
Service	92,488	-
Product	210,993	90,035

Total Revenues	306,392	90,035

Operating Expenses

Research and development	14,572,532	13,022,411
General and administrative	10,937,686	11,676,446
Sales and marketing	6,576,246	3,724,257

Total Operating Expenses	32,086,464	28,423,114

Operating Loss	(31,780,072)	(28,333,079)

Other Income (Expenses)
Grant income	1,229,425	1,522,533
Loss on disposal of fixed assets	-	(26,166)
Interest income	125,265	2,734
Interest expense	(173,087)	(155,803)

Total Other Income	1,181,603	1,343,298

Net Loss	(30,598,469)	(26,989,781)
Net Loss attributable to Non-Controlling Interest	329,676	175,116
Net Loss attributable to VolitionRx Limited Stockholders	(30,268,793)	(26,814,665)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	78,771	208,304
Net Comprehensive Loss	(30,519,698)	(26,781,477)

Net Loss Per Share – Basic and Diluted attributable to VolitionRx Limited Stockholders	(0.55)	(0.51)

Weighted Average Shares Outstanding
– Basic and Diluted	55,350,401	52,655,885

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

(Expressed in United States Dollars, except share numbers)

			Additional	Accumulated Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares #	Amount $	Capital $	Income (Loss) $	Deficit $	Interest $	Total $
Balance, December 31, 2020	48,607,017	48,607	126,526,239	(59,978)	(110,173,971)	(47,179)	16,293,718

Common stock issued for cashless exercise of stock options	77,451	77	(77)	-	-	-	-
Common stock issued for settlement of RSUs	24,712	25	(25)	-	-	-	-
Common stock issued in public offerings, net	5,063,081	5,063	23,214,581	-	-	-	23,219,644
Tax withholdings paid related to stock-based compensation	-	-	(130,426)	-	-	-	(130,426)
Stock-based compensation	-	-	2,670,297	-	-	-	2,670,297
Stock-based compensation in relation to modification of options	-	-	2,450,349	-	-	-	2,450,349
Foreign currency translation	-	-	-	208,304	-	-	208,304
Net loss for the Year	-	-	-	-	(26,814,665)	(175,116)	(26,989,781)

Balance, December 31, 2021	53,772,261	53,772	154,730,938	148,326	(136,988,636)	(222,295)	17,722,105

Common stock issued for settlement of RSUs	297,289	297	(297)	-	-	-	-
Common stock issued in public offerings, net	3,803,829	3,804	6,732,640	-	-	-	6,736,444
Tax withholdings paid related to stock-based compensation	-	-	(180,472)	-	-	-	(180,472)
Stock-based compensation	-	-	3,114,659	-	-	-	3,114,659
Foreign currency translation	-	-	-	78,771	-	-	78,771
Net loss for the Year	-	-	-	-	(30,268,793)	(329,676)	(30,598,469)
Balance, December 31, 2022	57,873,379	57,873	164,397,468	227,097	(167,257,429)	(551,971)	(3,126,962)

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	For the year ended
	December 31, 2022 $	December 31, 2021 $
Operating Activities:
Net loss	(30,598,469)	(26,989,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	936,084	945,367
Amortization of operating lease right-of-use assets	253,864	199,793
Loss on disposal of fixed assets	-	26,166
Stock based compensation	3,114,659	2,670,297
Stock-based compensation in relation to modification of options	-	2,450,349
Changes in operating assets and liabilities:
Prepaid expenses	433,995	(295,189)
Accounts receivable	(72,609)	(12,510)
Other current assets	351,514	(202,801)
Deferred revenue	9,987,488	12,512
Accounts payable and accrued liabilities	548,611	522,220
Management and directors’ fees payable	(184)	16,129
Operating lease liabilities	(232,695)	(196,471)
Net Cash Used In Operating Activities	(15,277,742)	(20,853,919)

Investing Activities:
Purchases of property and equipment	(1,570,182)	(973,559)
Net Cash Used In Investing Activities	(1,570,182)	(973,559)
Financing Activities:
Net proceeds from issuance of common shares	6,736,444	23,219,644
Tax withholdings paid related to stock-based compensation	(180,472)	(130,426)
Proceeds from grants repayable	218,445	37,631
Proceeds from long-term debt	1,523,098	592,423
Payments on long-term debt	(1,268,386)	(755,721)
Payments on grants repayable	(45,664)	(47,789)
Payments on financing leases	(45,433)	(58,210)
Net Cash Provided By Financing Activities	6,938,032	22,857,552
Effect of foreign exchange on cash and cash equivalents	195,629	106,502

Net Change in Cash and Cash Equivalents	(9,714,263)	1,136,576
Cash and Cash Equivalents – Beginning of Year	20,581,313	19,444,737
Cash and Cash Equivalents – End of Year	10,867,050	20,581,313

Supplemental Disclosures of Cash Flow Information:
Interest paid	173,087	155,803
Income tax paid	-	-

Non-Cash Financing Activities:
Common Stock issued on exercises of stock options and warrants and settlement of RSUs	297	102
Offering costs from issuance of common stock	427,443	218,459
Non-cash Note Payable	620,549	-

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

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

The Company’s principal business objective through its subsidiaries is to develop and bring to market simple, easy to use, cost effective blood tests designed to help diagnose and monitor a range of life-altering diseases, including some cancers and diseases associated with NETosis such as sepsis and COVID-19. The tests are based on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – an indication that disease is present.  The Company has two wholly owned subsidiaries, Volition Global Services SRL (“Volition Global”) which was formed in August 2021 and Singapore Volition. Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL, a Belgium private limited liability company (“Belgian Volition”), which it acquired in September 2010.  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), which was formed in November 2015, Volition America, Inc. (“Volition America”), which was formed in February 2017, Volition Germany GmbH (“Volition Germany”), which was acquired in January 2020, as well as its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”), which was formed in June 2019.  Following the acquisition of Singapore Volition in 2011, the Company’s fiscal year end was changed from August 31 to December 31.

Note 2 – Liquidity and Going Concern Assessment

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”), applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $167.3 million, has negative cash flows from operations, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period at least one year from the date of issuance of these consolidated financial statements.

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

For Years Ended December 31, 2022 and 2021

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2022 include the accounts of the Company and its subsidiaries. The Company has two wholly owned subsidiaries, Singapore Volition Pte. Limited and Volition Global Services SRL. Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL. Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited, Volition America, Inc, Volition Germany GmbH, and its one majority owned subsidiary Volition Veterinary Diagnostics Development LLC. See Note 10 (f), Commitments and Contingencies – Other Commitments, for more information regarding Volition Vet, Volition Germany and Volition America. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2022, and December 31, 2021, the Company had $10,867,050 and $20,581,313, respectively, in cash and cash equivalents. As of December 31, 2022, and December 31, 2021, the Company had $10,079,089 and $19,753,878, respectively, in its domestic accounts in excess of Federal Deposit insured limits. As of December 31, 2022, and December 31, 2021, the Company had $1,725,981 and $134,134, respectively, in its foreign accounts in excess of the Belgian Deposit insured limits. As of December 31, 2022, and December 31, 2021, the Company had $100,601 and $102,514, respectively, in its foreign accounts in excess of the Singapore Deposit insured limits. As of December 31, 2022, and December 31, 2021, the Company had $326,631 and $142,410, respectively, in its foreign accounts in excess of the UK Deposit insured limits.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2022, the accounts receivable balance was $72,609 and the allowance for doubtful accounts was $nil.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at historical cost and depreciated over the useful life of the asset using the straight-line method. Useful lives are assigned to assets depending on their category. For details regarding property and equipment, refer to Note 4.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of December 31, 2022, and December 31, 2021, 7,787,013 and 6,323,268, respectively, of potential common shares equivalents from stock options, RSUs and warrants were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

Fair Value Measurements

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)

ASC 220, “Other Comprehensive Income/(Loss)”, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As of December 31, 2022, the Company had $227,097 of accumulated other comprehensive income, relating to foreign currency translation.

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

The Company generates product revenues from the sale of its Nu.Q® Vet Cancer Test, from the sale of nucleosomes, and from the sale of research use only kits. In addition, revenue is received from external third parties for services the Company performs for them in its laboratory.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Revenue from Heska License Agreement

On March 28, 2022, Belgian Volition entered into a Master License and Supply Agreement (the “License Agreement”) with Heska Corporation (“Heska”), pursuant to which Belgian Volition granted Heska worldwide exclusive rights to sell the Nu.Q® Vet Cancer Test at the point of care (“POC”) initially for the screening of lymphoma and hemangiosarcoma in dogs (“Canine Lymphoma & HSA”), and non-exclusive rights to sell its Nu.Q® Vet Cancer Test in kit format (“Kits”) through Heska’s network of central reference laboratories (“Central Lab”) initially for Canine Lymphoma & HSA.

Under and subject to the terms of the License Agreement, Belgian Volition received an upfront payment of $10.0 million in 2022, and is eligible to receive further milestone payments of (i) $6.5 million upon the first commercial sale by or on behalf of Heska of a POC screening test for Canine Lymphoma & HSA, (ii) $6.5 million upon the first commercial sale by or on behalf of Heska of a POC monitoring test for the same conditions, and (iii) $5.0 million upon the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines. The License Agreement contains additional time-based triggers for the payment of the above-described milestones as well.  Any further expansion of the License Agreement to cover other cancer and non-cancer indications is subject to negotiation between the parties.

Belgian Volition will also supply Central Lab Kits and will receive a pre-agreed price per test, adjusted annually for inflation. The price per test for POC key components (“Key Components”) is also discounted to reflect the lower cost to Belgian Volition and additional assembly costs for Heska, as well as consideration for Heska’s upfront and milestone payments. Heska will assemble the Key Components for use at the POC, and is additionally responsible for marketing and distribution efforts and related costs.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The License Agreement may be terminated by either party for a material breach by the other party, subject to notice and cure provisions, or in the event of the other party’s insolvency. Heska also has the option to terminate if it is unable to adapt the Key Components for use on a POC platform. Unless earlier terminated, the License Agreement will continue in effect for an initial term of 22 years for POC and 5 years for Central Lab, with the Central Lab term then continuing on a rolling one-year basis for the POC term.

According to ASC Topic 606, “Revenue from Contracts with Customers”, a performance obligation is a commitment to provide a distinct good or service or a series of distinct goods or services. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. A good or service promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

In conjunction with the License Agreement, the Company evaluated whether or not the performance obligations granted under the License Agreement were distinct and concluded that they were not distinct as Heska could not benefit from the license without the supply (manufacturing) services. The supply services are highly specialized and are dependent on the supply of the product from the Company. As such, the performance obligations granted under the License Agreement were combined to constitute a single performance obligation and the Company accounts for them as a single contract.

During the first quarter of 2022, the Company received a $10.0 million upfront payment under the License Agreement, which is included as deferred revenue on the accompanying consolidated balance sheet as of December 31, 2022. The Company allocated the upfront payment and any milestone payments that were not constrained to the single performance obligation in the contract. The Company expects to recognize the $10.0 million upfront payment and any milestone amounts not constrained under the License Agreement over time using an output method based on Key Components and Kits supplied to Heska. As of December 31, 2022, the remaining $18.0 million in milestone payments under the License Agreement remains constrained and will not begin to be recognized until such amount becomes unconstrained.

In determining the transaction price, the Company analyzed the variable consideration and whether or not such variable consideration was constrained. The Company will reassess this variable consideration at each reporting period and adjust the transaction price, if necessary. The total Key Components and Kits that the Company expects to manufacture for Heska over the life of the contract will be a significant judgment in recognizing revenue once the Company begins to supply product to Heska.

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received (including non-refundable amounts) but have not been recognized as revenue because the related performance obligations are deemed incomplete. As of December 31, 2022, the Company recorded $10.0 million as deferred revenue in respect of a non-refundable payment received in relation to a licensing and product supply agreement with Heska Corporation. As of December 31, 2021, the Company recorded $12,512 as deferred revenue.

Contract assets include costs and services incurred on contracts with open performance obligations. These contract assets were immaterial as of December 31, 2022.

Research and Development

In accordance with ASC 730, the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $14.6 million and $13.0 million during the years ended December 31, 2022 and 2021, respectively.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Impairment losses of $nil and $nil were recognized during the years ended December 31, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. Restricted stock units are valued based on the closing stock price on the date of grant. The estimated fair value of RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation model. Refer to Note 8 for further details.

Leases

The Company accounts for leases in accordance with ASC Topic 842, “Leases.” The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company recognizes right-of-use assets (“ROU”) and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

When calculating the present value of minimum lease payments, we account for leases as one single lease component if a lease has both lease and non-lease fixed cost components. Variable lease and non-lease cost components are expensed as incurred.

We do not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less. We recognize the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

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

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The standard is effective for the Company's fiscal year beginning January 1, 2023, with early adoption permitted. The adoption of this standard is not expected to have a material effect on our financial position, results of operations, or cash flows.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2022 and December 31, 2021:

				December 31, 2022
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	656,759	497,306	159,453
Laboratory equipment	5 years	4,190,289	1,951,387	2,238,902
Office furniture and equipment	5 years	358,575	239,436	119,139
Buildings	30 years	2,054,332	298,397	1,755,935
Building improvements	5-15 years	1,317,132	326,337	990,795
Land	Not amortized	128,788	-	128,788
		8,705,875	3,312,863	5,393,012

				December 31, 2021
			Accumulated	Net Carrying
		Cost	Depreciation	Value
	Useful Life	$	$	$
Computer hardware and software	3 years	599,944	474,169	125,775
Laboratory equipment	5 years	3,032,108	1,434,347	1,597,761
Office furniture and equipment	5 years	293,427	213,244	80,183
Buildings	30 years	2,177,641	243,750	1,933,891
Building improvements	5-15 years	1,293,258	256,309	1,036,949
Land	Not amortized	136,518	-	136,518
		7,532,896	2,621,819	4,911,077

During the years ended December 31, 2022 and December 31, 2021, the total capital expenditure was $1.6 million and $1.1 million, respectively, the majority of which was from purchases of laboratory equipment. For further details refer to Note 10 (a) for Finance Leases included in Property, Plant and Equipment.

During the years ended December 31, 2022 and December 31, 2021, the Company recognized $865,262 and $812,109, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

December 31, 2022
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,104,103	993,598	110,505

December 31, 2021
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,178,135	961,259	216,876

During the years ended December 31, 2022 and December 31, 2021, the Company recognized $75,558 and $91,645, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

Remaining
Remaining Life	Amortization
2023	$85,636
2024	$24,869
Total Intangible Assets	$110,505

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2022. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2022.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 7 - Common Stock

As of December 31, 2022, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which 57,873,379 and 53,772,261 shares were issued as of December 31, 2022 and December 31, 2021, respectively.

2022

Stock Option Exercises

During the year ended December 31, 2022 no shares of common stock were issued pursuant to the exercise of stock options.

2021

Stock Option Exercises

During the year ended December 31, 2021 we issued a total of 77,451 shares of common stock from the cashless exercise of options, as follows:

Date	Stock Incentive Plan	Stock Options	Price Per Share	Shares Issued
		#	$	#
January 13 - March 19, 2021	2011	7,634	3.35	948
February 2, 2021	2011	20,000	3.80	6,181
February 8, 2021	2011	15,000	4.00	5,769
February 8, 2021	2015	100,000	5.00	19,446
February 8 - February 9, 2021	2015	85,000	4.00	26,357
February 8, 2021	2015	50,000	3.25	18,750
		277,634		77,451

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

RSU Settlements

2022

During the year ended December 31, 2022 we issued a total of 297,289 shares of common stock from the settlement of RSUs, as follows:

Date	Restricted Stock Units Vested	Price Settled Per Share	Shares Issued	Shares Withheld for Tax
	#	$	#	#
March 25, 2022	15,000	3.01	15,000	-
April 13, 2022	26,250	2.95	21,712	4,538
May 1, 2022	50,000	2.79	35,000	15,000
August 3, 2022	230,102	1.97	191,992	38,110
September 7, 2022	12,000	1.65	7,038	4,962
October 4, 2022	19,905	1.46	13,022	6,883
November 1, 2022	21,750	1.97	12,344	9,406
December 15, 2022	2,000	1.97	1,181	819
	377,007		297,289	79,718

2021

During the year ended December 31, 2021 we issued a total of 24,712 shares of common stock from the settlement of RSUs, as follows:

Date	Restricted Stock Units Vested	Price Settled Per Share	Shares Issued	Shares Withheld for Tax
	#	$	#	#
January 20, 2021	5,000	4.10	3,000	2,000
April 21, 2021	26,250	3.44	21,712	4,538
	31,250		24,712	6,538

Equity Capital Raises

2022

On July 29, 2022, the Company entered into an underwriting agreement with Newbridge Securities Corporation (“Newbridge”) in connection with an underwritten public offering of 3,450,000 shares of the Company’s common stock, which includes Newbridge’s exercise in full of its overallotment option (of 450,000 shares), pursuant to the Company’s “shelf” registration statement on Form S-3 (declared effective by the SEC on November 8, 2021, File No. 333-259783) (as amended and supplemented from time to time, the “2021 Form S-3”). Newbridge purchased the shares from the Company at a weighted average price of $1.87 per share. The offering closed on August 2, 2022. The Company received net proceeds of approximately $6.4 million from the offering before deducting offering expenses of $0.2 million paid by the Company.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

Equity Capital Raises (continued)

2021

On February 10, 2021, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co. (“Cantor”) in connection with an underwritten public offering of 3,809,524 shares of the Company’s common stock, pursuant to the Company’s “shelf” registration statement on Form S-3 (declared effective by the SEC on September 28, 2018, File No. 333-227248) (the “2018 Form S-3”). Cantor purchased the shares from the Company at a price of $4.9533 per share, and elected not to exercise an option to purchase up to an additional 571,428 shares of common stock at the same price per share. The offering closed on February 12, 2021. The Company received net proceeds of approximately $18.9 million from the offering before deducting offering expenses.

Equity Distribution Agreements

2022

On May 20, 2022, the Company entered into an equity distribution agreement (the “2022 EDA”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, with an aggregate offering price of up to $25.0 million, from time to time through an “at the market” offering pursuant to the Company’s 2021 Form S-3 through Jefferies acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2022 EDA.  As of December 31, 2022, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $0.8 million under the 2022 EDA through the sale of 350,829 shares of common stock, before deducting offering expenses. See Note 11 for additional details regarding the Company’s equity distribution agreements subsequent to December 31, 2022.

From January 1, 2022 through May 7, 2022, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $9,500 under the 2021 EDA (as defined below) through the sale of 3,000 shares of its common stock. The Company terminated the 2021 EDA effective May 7, 2022.

2021

On September 24, 2021, the Company entered into an equity distribution agreement (the “2021 EDA”) with Cantor and Oppenheimer & Co. Inc. (“Oppenheimer”) to sell shares of the Company’s common stock, with an aggregate offering price of up to $25.0 million, from time to time through an “at the market” offering pursuant to the Company’s 2021 Form S-3 through Cantor and Oppenheimer acting as the Company’s agents and/or principals. From the 2021 EDA’s effectiveness on November 8, 2021 through December 31, 2021, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $0.7 million through the sale of 190,600 shares of its common stock.

On November 10, 2020, the Company entered into an equity distribution agreement (the “2020 EDA”) with Cantor and Oppenheimer to sell shares of the Company’s common stock, with an aggregate offering price of up to $25.0 million, from time to time through an “at the market” offering pursuant to the 2018 Form S-3 through Cantor and Oppenheimer acting as the Company’s agents and/or principals. During the year ended December 31, 2021 (and from inception of the 2020 EDA), the Company raised aggregate net proceeds (net of broker commissions and fees) of $2.7 million under the 2020 EDA through the sale of 754,348 shares of its common stock. The Company terminated the 2020 EDA effective November 8, 2021.

On September 7, 2018, the Company entered into an equity distribution agreement (as amended, the “2018 EDA”) with Oppenheimer to sell shares of the Company’s common stock, with an aggregate offering price of up to $10.0 million, from time to time through an “at the market” offering pursuant to the 2018 Form S-3 through Oppenheimer acting as the Company’s agent and/or principal. The Company utilized the 2018 EDA in full during the three months ended March 31, 2021, and raised aggregate net proceeds (net of broker commissions and fees) of approximately $9.7 million under the 2018 EDA since inception through the sale of 2,539,606 shares of its common stock.

During the year ended December 31, 2021, the Company raised aggregate net proceeds (net of broker commissions and fees) of $1.2 million under the 2018 EDA through the sale of 308,609 shares of its common stock.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

2022 and 2021

Issuances Upon Warrant Exercises

For the years ended December 31, 2022 and December 31, 2021 no warrants were exercised.

Note 8 - Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the year ended December 31, 2022 and December 31, 2021:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Outstanding at December 31, 2020	175,000	2.75
Granted	310,000	4.52
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2021	485,000	3.88
Granted	54,000	3.05
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2022	539,000	3.80

Exercisable at December 31, 2022	485,000	3.88

2022

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

Effective February 1, 2021, the Company granted warrants to purchase 185,000 shares of common stock to a Company employee for services to the Company. These warrants vested on February 1, 2022 (subject to continued employment through such date) and expire on February 1, 2027, with an exercise price of $4.90 per share. The Company has calculated the estimated fair market value of these warrants at $459,352, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $4.80, exercise price $4.90, 75.03% volatility, 0.59% risk free rate, and no forfeiture rate.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

a) Warrants (continued)

Below is a table summarizing the warrants issued and outstanding as of December 31, 2022. The warrants outstanding have a weighted average price of $3.80 per share and an aggregate weighted average remaining contractual life of 3.24 years. The warrants exercisable have a weighted average price of  $3.88 per share.

			Weighted Average	Proceeds to
		Exercise	Remaining	Company if
Number	Number	Price	Contractual	Exercised
Outstanding	Exercisable	($)	Life (Years)	$
125,000	125,000	2.47	0.15	308,750
54,000	-	3.05	5.76	164,700
50,000	50,000	3.45	3.17	172,500
125,000	125,000	3.95	4.01	493,750
185,000	185,000	4.90	4.09	906,500
539,000	485,000			2,046,200

Stock-based compensation expense related to warrants of $84,102 and $701,781 was recorded for the years ended December 31, 2022, and December 31, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $35,812 and is expected to be recognized over a period of 1.26 years. As of December 31, 2022, the total intrinsic value of warrants was $0.

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

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

b) Options (continued)

On April 4, 2022, the Board of Directors adopted a subsequent amendment to the 2015 Plan to increase the number of shares of common stock available for issuance under such plan by 1,750,000 shares to an aggregate maximum of 7,750,000 shares, which amendment was approved by the stockholders at an annual meeting held on June 13, 2022.

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

The following table summarizes the changes in options outstanding of the Company during the years ended December 31, 2022 and December 31, 2021:

		Weighted Average
	Number of	Exercise Price
	Options	$
Outstanding at December 31, 2020	4,278,619	4.00
Granted	1,090,000	3.41
Exercised	(277,634)	4.19
Expired/Cancelled	(63,467)	3.64
Outstanding at December 31, 2021	5,027,518	3.87
Granted	-	-
Exercised	-	-
Expired/Cancelled	(42,413)	3.43
Outstanding at December 31, 2022	4,985,105	3.87

Exercisable at December 31, 2022	4,495,011	3.93

2022

During the year ended December 31, 2022, no options were granted.

On August 18, 2022, 2,515 Options previously granted to an employee on August 3, 2021 were cancelled and returned as authorized shares under the 2015 Plan upon the resignation of such employee.

On November 18, 2022, 5,000 Options previously granted to an employee on April 13, 2020 were cancelled and returned as authorized shares under the 2015 Plan upon three months following the termination of such employee.

On November 18, 2022, 32,383 Options previously granted to an employee on August 3, 2021 were cancelled and returned as authorized shares under the 2015 Plan upon the resignation of such employee.

On November 18, 2022, 2,515 Options previously granted to an employee on August 3, 2021 were cancelled and returned as authorized shares under the 2015 Plan upon three months following the termination of such employee.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

b) Options (continued)

2021

Effective May 20, 2021, the Company granted stock options to purchase 40,000 shares of common stock to a Company employee in exchange for services provided to the Company. These options vested on May 20, 2022 and were initially scheduled to expire six years after the grant date, with an exercise price of $3.60 per share. The Company extended the expiration date to ten years after the original grant date. The Company has calculated the estimated fair market value of these options at $73,641, using the Black-Scholes model and the following assumptions: term 3.5 years, stock price $3.50, exercise price $3.60, 76.16% volatility, 0.58% risk free rate, and no forfeiture rate.

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

	Amendment	Equity Incentive	Stock Options	Grant	New Expiration	Option Expense
Note	Date	Plan	#	Date	Date	$
(i)	Jul 14, 2021	2011	292,000	Jul 23, 2015	Jul 23, 2025	442,273
	Jul 14, 2021	2011	6,367	Mar 20, 2013	Mar 20, 2023	4,151
	Jul 14, 2021	2011	8,151	Sep 2, 2013	Sep 2, 2023	6,009
	Sep 21, 2021	2015	335,000	Apr 13, 2020	Apr 13, 2030	163,945
(ii)	Sep 21, 2021	2015	89,163	Jan 23, 2018	Jan 23, 2028	24,194
(ii)	Sep 21, 2021	2015	308,066	Feb 13, 2017	Feb 13, 2027	127,719
	Nov 3, 2021	2015	760,000	Apr 15, 2016	Apr 15, 2026	984,511
	Nov 3, 2021	2015	15,000	Jun 23, 2016	Jun 23, 2026	19,582
	Nov 3, 2021	2015	50,000	Jan 1, 2017	Jan 1, 2027	32,456
	Nov 3, 2021	2015	387,934	Mar 30, 2017	Mar 30, 2027	224,901
	Nov 3, 2021	2015	615,837	Jan 23, 2018	Jan 23, 2028	213,646
	Dec 8, 2021	2015	425,000	Apr 13, 2020	Apr 13, 2030	180,267
	Dec 8, 2021	2015	10,000	Dec 1, 2020	Dec 1, 2030	5,209
	Dec 8, 2021	2015	40,000	May 20, 2021	May 20, 2031	21,486
			3,342,518			2,450,349

(i)	The expiration date of these options were extended from five and a half years to ten years from the original date of grant.

(ii)	These options were previously amended on December 16, 2019 and amended again on September 21, 2021.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

b) Options (continued)

Effective August 3, 2021, the Company approved the granting of options under the 2015 Plan vesting upon achievement of certain corporate goals (see additional details in Note 10 (h)). Pursuant to this approval, the Company granted stock options to purchase an aggregate of 926,640 shares of common stock to various personnel (including directors, executives, members of management and employees of the Company and/or its subsidiaries) in exchange for services provided to the Company and/or its subsidiaries. These options vest over two years with options to purchase up to 463,328 shares vesting on August 3, 2022, and options to purchase up to 463,312 shares vesting on August 3, 2023, subject to continued service by the optionee, and expire 10 years from the date of grant with an exercise price of $3.40 per share. The actual number of options that are eligible for the time-based vesting is contingent upon the timely achievement of certain pre-determined corporate goals by the Company and/or its subsidiaries as set forth in the grant documents. The Company has calculated the estimated fair market value of these options at $1,811,216, using the Black-Scholes model and the following assumptions: term 5.5 years, stock price $3.31, exercise price $3.40, 69.13% volatility, 1.19% risk free rate, and no forfeiture rate.

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

Effective October 4, 2021, the Company approved the granting of options under the 2015 Plan vesting upon achievement of certain corporate goals (see additional details in Note 10 (h)). Pursuant to this approval the Company granted stock options to purchase 73,360 shares of common stock to an employee in exchange for services provided to the Company and/or its subsidiaries. These options vest over two years with 36,680 shares vesting on October 4, 2022, and 36,680 shares vesting on October 4, 2023, subject to continued service by the optionee, and expire 10 years from the date of grant with an exercise price of $3.40 per share. The actual number of options that are eligible for the time-based vesting is contingent upon the timely achievement of certain pre-determined corporate goals by the Company and/or its subsidiaries as set forth in the grant documents. The Company has calculated the estimated fair market value of these options at $128,003, using the Black-Scholes model and the following assumptions: term 5.5 years, stock price $3.04 exercise price $3.40, 68.80% volatility, 1.49% risk free rate, and no forfeiture rate.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

b) Options (continued)

Below is a table summarizing the options issued and outstanding as of December 31, 2022, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016)and which have a weighted average exercise price of $3.87 per share and an aggregate weighted average remaining contractual life of 5.22 years.

			Weighted Average	Proceeds to
		Exercise	Remaining	Company if
Number	Number	Price	Contractual Life	Exercised
Outstanding	Exercisable	($)	(Years)	$
635,000	635,000	3.25	2.12	2,063,750
2,717	2,717	3.35	0.67	9,102
1,022,587	532,493	3.40	8.32	3,476,796
795,000	795,000	3.60	6.94	2,862,000
1,682,837	1,682,837	4.00	3.76	6,731,348
11,801	11,801	4.35	0.44	51,334
89,163	89,163	4.38	5.07	390,534
50,000	50,000	4.80	4.01	240,000
696,000	696,000	5.00	4.24	3,480,000

4,985,105	4,495,011			19,304,864

Stock-based compensation expense related to stock options of $1,127,502 and $1,069,605 was recorded for the year ended December 31, 2022 and December 31, 2021 respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $287,363 and is expected to be recognized over a period of 0.76 years. As of December 31, 2022, the total intrinsic value of stock options was $nil.

As of December 31, 2022, an aggregate of 417,318 shares of common stock remained available for future issuance under the 2015 Plan.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2022, all of which were issued pursuant to the 2015 Plan.

		Weighted Average
	Number of	Exercise Price
	RSUs	$
Outstanding at December 31, 2020	67,500	3.47
Granted	789,500	3.33
Vested	(31,250)	3.55
Cancelled	(15,000)	3.3
Outstanding at December 31, 2021	810,750	3.33
Granted	1,892,102	1.64
Vested	(377,007)	3.33
Cancelled	(62,937)	2.88
Outstanding at December 31, 2022	2,262,908	2.05

2022

Below is a table summarizing the RSUs granted during the year ended December 31, 2022, all of which were issued pursuant to the 2015 Plan. These RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the compensation expense stated. The exception to this is specified in note (iv) which is described in detail below.

	Equity				First	Second	Third	RSU
	Incentive	RSUs	Grant	Vesting	Vesting	Vesting	Vesting	Expense
Note	Plan	#	Date	Period	Date	Date	Date	$
	2015	8,000	Feb 8, 2022	24 Months	Feb 8, 2023	Feb 8, 2024	N/A	22,640
	2015	30,000	Mar 1, 2022	24 Months	Mar 1, 2023	Mar 1, 2024	N/A	84,300
	2015	32,000	Apr 4, 2022	24 Months	Apr 4, 2023	Apr 4, 2024	N/A	94,400
	2015	104,000	Apr 4, 2022	36 Months	Apr 4, 2023	Apr 4, 2024	Apr 4, 2025	306,800
	2015	33,000	Jun 1, 2022	24 Months	Jun 1, 2023	Jun 1, 2024	N/A	80,850
	2015	63,102	Aug 15, 2022	24 Months	Aug 15, 2023	Aug 15, 2024	N/A	126,835
	2015	25,000	Sep 21, 2022	24 Months	Sep 21, 2023	Sep 21, 2024	N/A	42,250
(iii)	2015	1,144,000	Oct 4, 2022	36 Months	Oct 4, 2023	Oct 4, 2024	Oct 4, 2025	1,670,240
(iv)	2015	450,000	Oct 4, 2022	Up to 42 Months	Variable	Variable	Variable	321,078
(v)	2015	3,000	Nov 29, 2022	36 Months	Nov 29, 2023	Nov 29, 2024	Nov 29, 2025	6,450
		1,892,102						2,755,843

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

(iii)

These RSUs vest upon the achievement of corporate goals focused around product development and commercialization with further time-based vesting, subject to continued service of the award recipient to the Company through the applicable vesting dates. On October 13, 2022, the Compensation Committee of the Board of Directors approved the satisfactory achievement of certain corporate goals previously established by the Compensation Committee, which resulted in the vesting of the rights with respect to an aggregate of 198,275 RSUs. The RSUs are further subject to a three-year time based vesting schedule, vesting in three equal installments on the dates set forth in the table above, and conditioned upon the recipient’s continued service through the applicable vesting date. On January 12, 2023, the Compensation Committee of the Board of Directors approved the satisfactory achievement of certain additional corporate goals, which resulted in the vesting of the rights with respect to an aggregate of an additional 424,875 RSUs, subject to the foregoing time-based vesting and conditioned upon the recipient’s continued service through the applicable vesting date.

(iv)

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

(v)

The Company granted an aggregate of 3,000 RSUs on November 29, 2022 as an employment inducement award. These RSUs are subject to time-based vesting and subject to the continued service of each recipient.

Below is a table summarizing the RSUs vested during the year ended December 31, 2022, all of which were issued pursuant to the 2015 Plan.

Equity Incentive	RSUs	Vest	Shares	Shares Withheld for
Plan	#	Date	Issued	Taxes
2015	15,000	Mar 25, 2022	15,000	-
2015	26,250	Apr 13, 2022	21,712	4,538
2015	50,000	May 1, 2022	35,000	15,000
2015	230,102	Aug 3, 2022	191,992	38,110
2015	12,000	Sep 7, 2022	7,038	4,962
2015	19,905	Oct 4, 2022	13,022	6,883
2015	21,750	Nov 1, 2022	12,344	9,406
2015	2,000	Dec 15, 2022	1,181	819
	377,007		297,289	79,718

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs cancelled during the year ended December 31, 2022, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive	RSUs	Cancellation	RSUs
Plan	#	Date	Cancelled
2015	33,000	May 31, 2022	33,000
2015	1,365	Aug 18, 2022	1,365
2015	17,572	Nov 18, 2022	17,572
2015	11,000	Nov 21, 2022	11,000
	62,937		62,937

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

2021

Below is a table summarizing the RSUs granted during the year ended December 31, 2021, all of which were issued pursuant to the 2015 Plan.

	Equity Incentive	RSUs	Grant	Vesting	First Vesting	Second Vesting	Third Vesting	RSU Expense
Note	Plan	#	Date	Period	Date	Date	Date	$
	2015	5,000	Jan 1, 2021	-	Jan 1, 2021	N/A	N/A	19,450
	2015	30,000	Mar 25, 2021	24 Months	Mar 25, 2022	Mar 25, 2023	N/A	107,700
	2015	150,000	May 1, 2021	36 Months	May 1, 2022	May 1, 2023	May 1, 2024	496,500
(i)	2015	460,191	Aug 3, 2021	24 Months	Aug 3, 2022	Aug 3, 2023	N/A	1,523,232
	2015	38,000	Sep 7, 2021	24 Months	Sep 7, 2022	Sep 7, 2023	N/A	126,160
(ii)	2015	39,809	Oct 4, 2021	24 Months	Oct 4, 2022	Oct 4, 2023	N/A	121,019
	2015	43,500	Nov 1, 2021	24 Months	Nov 1, 2022	Nov 1, 2023	N/A	152,685
	2015	23,000	Dec 15, 2021	24 Months	Dec 15, 2022	Dec 15, 2023	N/A	77,740
		789,500						2,624,486

(i)

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

(ii)

Effective October 4, 2021, the Company approved the granting of RSUs under the 2015 Plan vesting upon achievement of certain corporate goals (see additional details in Note 10 (h)). Pursuant to this approval, the Company granted RSUs of 39,809 shares of common stock to an employee of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. The actual number of RSUs that are eligible for the time-based vesting is contingent based upon the timely achievement of certain pre-determined corporate goals by the Company and/or its subsidiaries as set forth in the grant documents as well as continued service by the participant through the applicable vesting date. These RSUs vest over two years with 19,905 units vesting on October 4, 2022, and 19,904 units vesting on October 4, 2023, subject to continued service and will result in total compensation expense of $121,019.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs vested during the year ended December 31, 2021, all of which were issued pursuant to the 2015 Plan.

Equity Incentive	RSUs	Vest
Plan	#	Date	Shares Issued	Shares Withheld for Taxes
2015	5,000	Jan 1, 2021	3,000	2,000
2015	26,250	Apr 13, 2021	21,712	4,538
	31,250		24,712	6,538

Below is a table summarizing the RSUs cancelled during the year ended December 31, 2021, all of which were originally issued pursuant to the 2015 Plan.

	RSUs
Equity Incentive Plan	#	Vest Date	RSUs Cancelled
2015	15,000	Dec 31, 2020	15,000
	15,000		15,000

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2022 of which the last to vest have a remaining contractual life of 3.26 years.

	Weighted Average	Weighted Average
	Grant date	Remaining
Number	Fair Value	Contractual Life
Outstanding	$	(Years)
450,000	0.69	3.26
1,133,000	1.46	1.76
25,000	1.69	1.22
63,102	2.01	1.08
3,000	2.15	1.91
33,000	2.45	0.92
30,000	2.81	0.67
8,000	2.83	0.61
136,000	2.95	0.97
19,904	3.04	0.38
311,152	3.31	0.59
12,000	3.32	0.68
2,000	3.38	0.48
21,750	3.51	0.42
15,000	3.59	0.23
2,262,908

Stock-based compensation expense related to RSUs of $1,903,054 and $898,910 was recorded in the years ended December 31, 2022, and December 31, 2021, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $2,214,593.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 9 - Income Taxes

The Company has estimated net operating losses for the years ended December 31, 2022 and 2021 of $28.6 million and $24.4 million, respectively, available to offset taxable income in future years.

The significant components of deferred income taxes and assets as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Net Deferred Tax Liability	$	$
Excess of tax over book depreciation and amortization	(46,001)	(8,330)
ROU Asset	(117,134)	(28,657)
Lease Liability	122,279	47,301
Accrued expenses	5,655	1,199
Unrealized Gain/Loss	-	103,106
Capitalized research expenses	1,237,122	-
Stock-based compensation	321,956	186,252
Net Operating Losses carry-forward	28,556,992	24,390,040
Research and development tax credits	769,317	606,729
Gross deferred tax assets	30,850,186	25,297,640
Valuation allowance	(30,850,186)	(25,297,640)

Net deferred tax asset	-	-

Change in Valuation Allowance	(5,552,546)

	December 31, 2022	December 31, 2021
Summary Rate Reconciliation	%	%
Federal statutory rate	21.0	21.0
State income taxes, net of federal benefit	-	-
Permanent Differences	(0.6)	(4.8)
Stock based compensation	(0.3)	(0.6)
Federal Research & Development Credits	0.7	0.5
Foreign taxes	(0.1)	1.5
Federal Deferred Rate Decrease	0.5	(14.4)
Change in Valuation Allowance	(21.2)	(3.2)
Total	-	-

Disclosure Amounts	December 31, 2022
Net Operating Losses - United States	35,072,965
Net Operating Losses - Foreign	90,614,447
Credit Carryforward - United States	-
Credit Carryforward - Foreign	769,317

Increase in Valuation Allowance	5,552,546

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 10 - Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a real estate capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing May 2031, with implicit interest of 2.62%. As of December 31, 2022, the balance payable was $482,146.

In 2018, the Company entered into a capital lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000, maturing January 2022, with implicit interest of 1.35%. The leased equipment is amortized on a straight-line basis over 5 years. As of December 31, 2022, the balance payable was $0. The following is a schedule showing the future minimum lease payments under financing leases by years and the present value of the minimum payments as of December 31, 2022.

2023	$57,726
2024	$57,725
2025	$57,725
2026	$57,726
2027	$57,726
Greater than 5 years	$252,534
Total	$541,162
Less: Amount representing interest	$(59,016)
Present value of minimum lease payments	$482,146

b) Operating Lease Right-of-Use Liabilities

As of December 31, 2022, operating lease right-of-use assets and liabilities arising from operating leases were $619,392 and $645,254, respectively. During the year ended December 31, 2022, cash paid for amounts included for the measurement of lease liabilities was $245,354 and the Company recorded operating lease expense of $267,434. Our weighted average discount rate is 2.38% and the weighted average remaining lease term is 25 months.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2022.

2023	$264,799
2024	$164,225
2025	$120,209
2026	$94,600
2027	$25,800
Total Operating Lease Obligations	$669,633
Less: Amount representing interest	$(24,379)
Present Value of minimum lease payments	$645,254

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Liabilities (continued)

The Company’s office space leases are short term, and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the year ended December 31, 2022, $76,955 was recognized in short-term lease costs associated with the office space leases in Singapore and Nevada. The annual payments remaining for such short-term office leases as of December 31, 2022, were as follows:

2023	$27,069
2024 - 2027	$-
Total Operating Lease Liabilities	$27,069

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1,048,020. Per the terms of the agreement, €314,406 of the grant is to be repaid by installments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6% royalty on revenue, is twice the amount of funding received. As of December 31, 2022, the grant balance repayable was $26,831.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000.  Per the terms of the agreement, €181,500 of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of December 31, 2022, the grant balance repayable was $107,280.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000.  Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of December 31, 2022, the grant balance repayable was $97,799.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433.  Per the terms of the agreement, €278,830 of the grant is to be repaid by instalments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of December 31, 2022, the grant balance repayable was $230,392.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

c) Grants Repayable (continued)

As of December 31, 2022, the balance repayable was $462,302 and the annual payments remaining were as follows:

2023	$49,283
2024	$26,541
2025	$34,581
2026	$42,026
2027	$45,978
Greater than 5 years	$263,893
Total Grants Repayable	$462,302

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing December 2023. As of December 31, 2022, the principal balance payable was $82,659.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing December 2031. As of December 31, 2022, the principal balance payable was $188,806.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing September 2024.  As of December 31, 2022, €1 million has been drawn down under this agreement and the principal balance payable was $482,954.

In 2018, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with fixed interest rate of 4.00%, maturing June 2022. As of December 31, 2022, the principal balance payable was $0.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with fixed interest rate of 4.80%, maturing September 2024. As of December 31, 2022, the principal balance payable was $279,548.

In 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of December 31, 2022, the amount that has been drawn down under this agreement was €707,599, representing a principal balance payable of $759,419.

On November 23, 2021, the Company entered into a 3 ½ year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%, maturing June 2025. As of December 31, 2022, the amount that has been drawn down under this agreement was €450,000, representing a principal balance payable of $442,708.

On February 5, 2022 the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $620,549 with fixed interest rate of 3.57%, maturing November 2022. As of December 31, 2022, the principal balance payable was $0.

On August 16, 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €1,000,000 with fixed interest rate of 6.00%, maturing July 2026. As of December 31, 2022, the amount that has been drawn down under this agreement was €1,000,000, representing a principal balance payable of $1,073,231.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

d) Long-Term Debt (continued)

On November 18, 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €500,000 with fixed interest rate of 5.45%, maturing December 2027. As of December 31, 2022, the amount that has been drawn down under this agreement was €500,000, representing a principal balance payable of $536,615.

As of December 31, 2022, the total balance for long-term debt payable was $3,845,940 and the payments remaining were as follows:

2023	$1,268,528
2024	$1,138,227
2025	$704,312
2026	$480,358
2027	$281,602
Greater than 5 years	$446,799
Total	$4,319,826
Less: Amount representing interest	$(473,886)
Total Long-Term Debt	$3,845,940

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of December 31, 2022, $510,000 is still to be paid by the Company under this agreement.

In 2019, the Company entered into a funded sponsored research agreement with the Texas A&M University (“TAMU”) in consideration for the license granted to the Company for a 5-year period for a cost to the Company of up to $400,000 payable over such period. As of December 31, 2022, $0 is still to be paid by the Company under this agreement.

In 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for six months for a cost to the Company of €54,879. Subsequently the parties entered into an amendment to the agreement with an additional cost to the Company of €100,236. In the year ended December 31, 2022, the parties entered into agreements for an additional cost to the Company of €39,000. As of December 31, 2022, $23,018 is still to be paid by the Company under the amended agreement.

On August 2, 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps (“NETs”) in cancer patients with sepsis for a cost to the Company of $346,787. As of December 31, 2022, $346,787 is still to be paid by the Company under this agreement.

As of December 31, 2022, the total amount to be paid for future research and collaboration commitments was approximately $879,805 and the annual payments remaining were as follows:

2023	$798,032
2024 - 2027	$81,773
Total Collaborative Agreement Obligations	$879,805

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in-kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of December 31, 2022, TAMU has a 12.5 % equity interest in Volition Vet.

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

As of December 31, 2022, $210 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of  $118,055.

Volition America

On November 3, 2020, the Company entered into a professional services master agreement (the “Master Agreement”) with Diagnostic Oncology CRO, LLC (“DXOCRO”) to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. On August 8, 2022, the Company and DXOCRO amended and restated the Master Agreement to expand the scope of DXOCRO’s consultant services provided thereunder (the “A&R Master Agreement”). The A&R Master Agreement requires DXOCRO to support development and clinical validation studies for the Company’s Nu.Q® product portfolio in the United States, including by conducting large-scale finding studies across multiple sites in the U.S. using Nu.Q® NETs and Nu.Q® Cancer tests to determine clinical utility in sepsis and non-Hodgkin’s lymphoma. The Company anticipates DXOCRO’s services under the agreement will be completed by the end of the third quarter 2023 at a total cost to the Company of up to $4.2 million. The Company’s payment obligations accrue upon delivery of projects under the agreement. The Company may terminate the agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed. As of December 31, 2022, $ 264,692 is payable under the A&R Master Agreement, and up $3,435,165 may be payable by Company in future periods for services rendered.

g) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

In August 2021 and October 2021, the Compensation Committee of the Board of Directors approved the granting of equity-based awards under the 2015 Plan as well as cash bonuses, vesting upon achievement of certain corporate goals focused around product development and commercialization, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries.

On June 23, 2022, the Compensation Committee of the Board of Directors approved the achievement of all of the remaining outstanding corporate goals related to the awards in August 2021 and October 2021 resulting in the payment of the cash bonus awards and the vesting of the remaining rights to the equity-based awards, which equity-based awards remain subject to time-based vesting in equal installments on each of August 3, 2022 and August 3, 2023 (with the exception of October 4, 2022 and October 4, 2023 for one award) and the continuous service of the award recipient through the applicable vesting date.

As of December 31, 2022, the Company has paid compensation expense of $737,137 in relation to the July 1, 2022 specified corporate goals based on the actual outcomes related to the prescribed performance targets.

In October 2022, the Compensation Committee of the Board of Directors approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around product development, manufacturing, financing and commercialization, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries.

Conditional upon the achievement by January 1, 2023 and July 1, 2023 of all specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipients.

As of December 31, 2022, the Company has accrued compensation expense of $905,856 in relation to the January 1, 2023 and July 1, 2023 specified corporate goals based on the actual outcomes related to the prescribed performance targets.

As discussed in detail in Note 8, - Stock-Based Compensation, an aggregate of 1,144,000 RSUs were issued under the 2015 Stock Incentive Plan in connection with the October 2022 grants and an aggregate of 1,000,000 stock options and 500,000 RSUs were issued under the 2015 Stock Incentive Plan in connection with the August 2021 and October 2021 grants.

As of December 31, 2022, the Company has recognized compensation expense of $969,593 in relation to the options vested in 2022 and $630,863 in relation to the options that will vest in 2023. The Company has unrecognized compensation expense of $270,550 to such stock options, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Amortised	Amortised	Un-Amortised
Award	2022	2021	2023
$	$	$	$
969,593	580,411	389,182	-
630,863	450,090	180,773	270,550

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

As of December 31, 2022, the Company has recognized compensation expense of $822,149 in relation to the RSUs fully vested in 2022 and $530,930 in relation to RSUs that will vest in 2023. The Company has unrecognized compensation expense of $228,491 to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Amortised	Amortised	Un-Amortised
Award	2022	2021	2023
$	$	$	$
822,149	493,207	328,942	-
530,930	379,191	151,739	228,491

As of December 31, 2022, the Company has recognized total compensation expense of $245,861 of which $134,087 in relation to RSUs that will vest in 2023, $65,088 in relation to RSUs that will vest in 2024, and $46,686 in relation to RSUs that will vest in 2025. The Company has unrecognized compensation expense of $1,408,319 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Vesting	Amortised
Year	2022	Un-Amortised
	$	$
2023	134,087	417,327
2024	65,088	470,244
2025	46,686	520,748
	245,861	1,408,319

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2022 and 2021

($ expressed in United States Dollars)

Note 11 - Subsequent Events

Common Stock Issuances and Repurchases

From January 1 to January 19, 2023, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $656,000 under the 2022 EDA through the sale of 279,703 shares of its common stock.  No additional shares have been sold under the 2022 EDA through March 8, 2023.

On January 5, 2023, the Company purchased from a former officer 13,264 shares of its common stock at $2.39 per share, for a total cost to the Company of $31,772.66.  These shares were subsequently retired.

RSU Vesting

On January 12, 2023, the Compensation Committee of the Board of Directors approved the satisfactory achievement of certain corporate goals established by the Compensation Committee on October 4, 2022, which resulted in the vesting of rights with respect to an aggregate of 424,875 RSUs.  The RSUs are further subject to a 3-year time based vesting schedule, vesting in three equal installments on each of October 4, 2023, October 4, 2024 and October 4, 2025, respectively, and conditioned upon the recipient’s continued service through the applicable vesting date.

On February 8, 2023, 4,000 RSUs previously granted to an employee vested and resulted in the issuance of 2,369 shares of common stock and the remaining 1,631 shares of common stock were withheld as taxes and returned to the 2015 Plan.

On March 1, 2023, 15,000 RSUs previously granted to employees vested and resulted in the issuance of 9,609 shares of common stock. An aggregate of 5,391 shares of common stock were withheld as taxes and returned to the 2015 Plan.

Capital Raise

On February 17, 2023, the Company entered into an underwriting agreement with Newbridge in connection with an underwritten public offering of 4,945,000 shares of the Company’s common stock, which includes Newbridge’s exercise in full of its overallotment option, pursuant to the Company’s 2021 Form S-3. Newbridge purchased the shares from the Company at a price of $1.6275 per share.  The offering closed on February 22, 2023.  The Company received net proceeds of approximately $8.0 million from the offering before deducting offering expenses payable by the Company.

Commercial Product Launches

On January 12, 2023, the Company announced the availability of its Nu.Q® Vet Cancer Test through the IDEXX Laboratories, Inc. reference laboratory network in the U.S.

On February 16, 2023, the Company announced that its Nu.Q® Vet Cancer Test was available for pre-order to veterinarians at the point of care through Heska.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting relating to the segregation of duties in some areas of finance.

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

Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2022, our management, with oversight from our audit committee, implemented the following remediation steps to address and mitigate the underlying deficiencies which gave rise to the material weaknesses and to improve our internal control over financial reporting:

•	hired specialists in human resources and information technology to recommend and implement relevant policies and processes that will strengthen the control environment;
•	changed organizational reporting lines and reallocated certain responsibilities to improve segregation of duties around payroll;
•	engaged additional resources to help us assess, document, design and implement control activities related to internal control over financial reporting; and
•	implemented additional review procedures at each month end close.

During 2023, we intend to take additional measures to strengthen certain processes we have identified which we believe once implemented in conjunction with the completed actions above will mitigate and remedy this weakness.

We also intend to take additional steps to continue to strengthen the control environment. Such measures include but may not be limited to:

•	hiring additional finance resources;
•	strengthening our internal processes and reviews, including formal documentation thereof; and
•	preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks.

As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weaknesses or modify certain of the remediation procedures described above. We may also implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management, with the oversight of our audit committee, will continue to take steps necessary to remedy the material weakness to reinforce the overall design and capability of our control environment.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

The Company is not required to include, and does not include an auditor’s attestation report under SEC Rules. Consequently, the Company’s registered public accounting firm has not attested to management’s reports on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective March 1, 2023, Singapore Volition entered into an employment agreement with Cameron Reynolds, the Company’s Chief Executive Officer (the “Reynolds Employment Agreement”), which supersedes and replaces in its entirety the Consulting Services Agreement between Singapore Volition and PB Commodities Pte. Ltd., a Singapore corporation (“PB Commodities”), dated December 1, 2020, pursuant to which PB Commodities made Mr. Reynolds’ services available to the Company.

The Reynolds Employment Agreement continues until terminated by either party providing not less than six months’ prior notice. In exchange for his services, Mr. Reynolds shall receive, among other things, (i) an annual base salary of $450,300 from Singapore Volition, paid in equal monthly installments, and (ii) a lump sum severance payment if terminated by Singapore Volition without cause equal to the salary that he would have received between the date of termination and the completion of a six-month notice period.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated by reference from our definitive proxy statement related to our 2023 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before May 1, 2023.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Report:

1.	Financial Statements. Included in Part II, Item 8 of this Report and are incorporated by reference herein.

2.	Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement, by and between Singapore Volition and ValiRX, dated September 22, 2010.	8-K/A	000-30402	2.1	5/8/12

2.2	Supplementary Agreement to the Share Purchase Agreement, by and between Singapore Volition and ValiRX, dated June 9, 2011.	8-K/A	000-30402	10.15	1/11/12

2.3	Share Exchange Agreement by and among Standard Capital Corporation, the controlling shareholders of Standard Capital Corporation and Singapore Volition, dated September 26, 2011.	8-K	000-30402	2.1	9/29/11

2.4	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders, dated September 27, 2011.	8-K/A	000-30402	10.28	4/5/12

3.1	Second Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-36833	3.1	10/11/16

3.2	Amended and Restated Bylaws, as currently in effect.	S-8	333-208512	4.2	12/11/15

4.1	Description of Capital Stock.	10-K	001-36833	4.1	2/20/20

10.1	Non-Exploitation and Third-Party Patent License Agreement, by and among ValiBio SA, ValiRX and The Walloon Region, dated December 17, 2009.	8-K/A	000-30402	10.6	2/24/12

10.2#	Employment Agreement, by and between VolitionRx and Jason Terrell MD, dated December 29, 2015.	10-K	001-36833	10.24	3/11/16

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3#	2011 Equity Incentive Plan dated November 17, 2011.	8-K	000-30402	4.1	11/18/11

10.3(a)#	Form Stock Option Agreement.	8-K	000-30402	4.2	11/18/11

10.3(b)#	Form Stock Award Agreement for Restricted Stock under the 2011 Equity Incentive Plan.	8-K	000-30402	4.3	11/18/11

10.4#	2015 Stock Incentive Plan, as amended.	8-K	001-36833	10.1	6/14/22

10.4(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.2	10/14/16

10.4(b)#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.3	10/14/16

10.4(c)#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.4	10/14/16

10.4(d)#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.5	10/14/16

10.4(e)#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.6	10/14/16

10.4(f)#	Form of Notice of Performance Shares Award and Performance Shares Agreement under the 2015 Stock Incentive Plan.	S-8	333-214118	10.7	10/14/16

10.5#	Independent Director Agreement.	10-Q	001-36833	10.33	5/12/15

10.6	Real Estate Capital Lease Agreement, by and between Belgian Volition and ING Asset Finance Belgium S.A., dated October 4, 2016 (English translation of French original).	8-K	001-36833	10.1	10/31/16

10.7	Deed of Sale to the Sale Agreement, by and between Belgian Volition and Gerard Dekoninck S.A., dated October 25, 2016 (English translation of French original).	8-K	001-36833	10.2	10/31/16

10.8#	Employment Agreement, by and between Volition Diagnostics UK Limited and Jacob Micallef, dated March 7, 2017.	10-K	001-36833	10.28	3/10/17

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9#	Employment Agreement, by and between Volition Diagnostics UK and Martin Faulkes, dated March 7, 2017.	10-K	001-36833	10.30	3/10/17

10.10	Unsecured Credit Agreement, by and among VolitionRx, Belgian Volition and SOFINEX (English translation of French original), dated September 20, 2017.	8-K	001-36833	10.1	9/21/17

10.11	Clinical Study Agreement, by and between Volition America and the Regents of the University of Michigan, dated July 17, 2017.	10-Q	001-36833	10.1	11/9/17

10.11(a)	Amendment #1 to Clinical Study Agreement, by and between Volition America, Inc. and the Regents of the University of Michigan, dated February 17, 2020.	10-K	001-36833	10.22	2/20/20

10.12#	Warrant to Purchase Common Stock, by and between VolitionRx and Jason Terrell MD, dated March 20, 2013; First Amendment to Warrant Agreement, dated February 14, 2017; and Second Amendment to Warrant Agreement, dated July 1, 2019.	S-3	333-236335	4.3	2/7/20

10.13	Equity Distribution Agreement, by and among VolitionRx, Oppenheimer & Co. Inc. and Cantor Fitzgerald & Co., dated November 12, 2020.	10-Q	001-36833	1.1	11/12/20

10.14#	Consulting Services Agreement, by and between Singapore Volition and PB Commodities Pte. Ltd. (Cameron Reynolds), dated December 1, 2020.	10-Q	001-36833	10.1	11/12/20

10.15#†	Common Stock Warrant issued by VolitionRx to Gael Forterre, dated January 1, 2021.	10-K	001-36833	10.18	3/22/21

10.16#†	Singapore Volition Pte. Limited Employment Agreement, by and between Singapore Volition and Terig Hughes, dated January 27, 2021 and effective February 1, 2021, including the form of Common Stock Warrant attached as Schedule 2.	10-K	001-36833	10.19	3/22/21

10.17#†	Volition America, Inc. Employment Agreement, by and between Volition America and Gael Forterre, dated February 1, 2021.	10-K	001-36833	10.20	3/22/21

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.18#	Volition Veterinary Diagnostics Development, LLC Employment Agreement Chief Executive Officer, by and between Volition Veterinary Diagnostics Development and Salvatore Thomas Butera, dated March 25, 2021.	10-Q	001-36833	10.6	5/11/21

10.19	Equity Distribution Agreement, by and among VolitionRx, Oppenheimer & Co. Inc. and Cantor Fitzgerald & Co., dated September 24, 2021.	S-3	333-259783	1.2	9/24/21

10.20#	Employment Agreement, by and between Volition America and Gaetan Michel, dated September 15, 2021.	10-Q	001-36833	10.1	11/10/21

10.21#†	Consulting Services Agreement, by and between Volition Global and 3F Management SPRL (Gaetan Michel), dated September 15, 2021.	10-Q	001-36833	10.2	11/10/21

10.22#	Employment Agreement, by and between Volition Diagnostics and Nick Plummer, dated August 23, 2021.	10-Q	001-36833	10.3	11/10/21

10.23†	License and Supply Agreement between Belgian Volition and Heska Corporation, dated March 28, 2022.	10-Q	001-36833	10.1	5/11/22

10.24	Equity Distribution Agreement, dated May 20, 2022, by and between VolitionRx Limited and Jefferies LLC.	8-K	001-36833	1.1	5/20/22

10.25	Underwriting Agreement, dated July 29, 2022, by and between VolitionRx Limited and Newbridge Securities Corporation.	8-K	001-36833	1.1	8/2/22

10.26	Underwriting Agreement, dated February 17, 2023, by and between VolitionRx Limited and Newbridge Securities Corporation.	8-K	001-36833	1.1	2/21/23

10.27#	Singapore Volition Pte. Limited Employment Agreement – Group Chief Executive Officer, dated March 13, 2023, by and between Singapore Volition and Cameron Reynolds.					X

21.1	List of Subsidiaries.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signature page of this Report).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1 INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

#	Indicates a management contract or compensatory plan or arrangement.
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

VOLITIONRX LIMITED

Dated: March 15, 2023	By:	/s/ Cameron Reynolds
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

Signature	Title	Date

/s/ Cameron Reynolds	President, Chief Executive Officer and Director
Cameron Reynolds	(Principal Executive Officer)	March 15, 2023

/s/ Terig Hughes	Chief Financial Officer and Treasurer
Terig Hughes	(Principal Financial and Accounting Officer)	March 15, 2023

/s/ Dr. Martin Faulkes
Dr. Martin Faulkes	Director	March 15, 2023

/s/ Guy Innes
Guy Innes	Director	March 15, 2023

/s/ Dr. Alan Colman
Dr. Alan Colman	Director	March 15, 2023

/s/ Dr. Phillip Barnes
Dr. Phillip Barnes	Director	March 15, 2023

/s/ Dr. Edward Futcher
Dr. Edward Futcher	Director	March 15, 2023

/s/ Kim Nguyen
Kim Nguyen	Director	March 15, 2023

/s/ Richard Brudnick
Richard Brudnick	Director	March 15, 2023

/s/ Mickie Henshall
Mickie Henshall	Director	March 15, 2023

