Form 10-Q
period 2023-03-31
VOLITIONRX LTD
filed 2023-05-10
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission File Number: 001-36833

VOLITIONRX LIMITED
(Exact name of registrant as specified in its charter)

Delaware	91-1949078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1489 West Warm Springs Road

Suite 110 Henderson

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

☐ Yes   ☒ No

As of May 3, 2023, there were 63,179,837 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

NucleosomicsTM,, Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to herein are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; statements concerning clinical studies and results; statements concerning industry trends; statements regarding anticipated demand for our products, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; statements relating to the commercialization of our products, assumptions regarding the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; statements relating to the impact of pending litigation; statements regarding the anticipated impact of the COVID-19 pandemic and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our inability to generate any significant revenue or achieve profitability;
•	Our need to raise additional capital in the future;
•	Our expectations to expand our product development, research and sales and marketing capabilities could give rise to difficulties in managing our growth;
•	Our limited experience with sales and marketing;
•	The material weaknesses in our internal control over financial reporting that we have identified;
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;
•	Our ability to successfully develop, manufacture, market, and sell our future products;
•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;
•	The acceptance by the marketplace of our future products;
•	The highly competitive and rapidly changing nature of the diagnostics market;
•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;
•	Our dependence on third-party distributors;
•	Protection of our patents, intellectual property and trade secrets;
•	Business disruptions and economic and other uncertainties including the COVID-19 pandemic; and
•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”).

In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” within this report, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 15, 2023,  or our Annual Report, in the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. Except as required by law or the listing rules of the NYSE American Market, we expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections. We qualify all of our forward-looking statements with these cautionary statements.

3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	March 31,	December 31,
	2023	2022
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	10,010,878	10,867,050
Accounts receivable	118,592	72,609
Prepaid expenses	1,111,318	784,920
Other current assets	716,910	447,566
Total Current Assets	11,957,698	12,172,145

Property and equipment, net	5,401,896	5,393,012
Operating lease right-of-use assets	593,108	619,392
Intangible assets, net	90,831	110,505
Total Assets	18,043,533	18,295,054

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	2,989,460	3,043,008
Accrued liabilities	2,719,182	2,872,247
Deferred revenue	10,000,000	10,000,000
Management and directors’ fees payable	80,138	71,119
Current portion of long-term debt	1,121,069	1,066,700
Current portion of finance lease liabilities	46,917	46,014
Current portion of operating lease liabilities	238,764	245,163
Current portion of grant repayable	42,382	41,836
Total Current Liabilities	17,237,912	17,386,087

Long-term debt, net of current portion	2,549,116	2,779,240
Finance lease liabilities, net of current portion	429,977	436,132
Operating lease liabilities, net of current portion	381,722	400,091
Grant repayable, net of current portion	425,951	420,466
Total Liabilities	21,024,678	21,422,016

Stockholders' Equity (Deficit)
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 63,111,766 shares and 57,873,379 shares, respectively	63,112	57,873
Additional paid-in capital	173,467,433	164,397,468
Accumulated other comprehensive income	170,619	227,097
Accumulated deficit	(176,036,977)	(167,257,429)
Total VolitionRx Limited Stockholders' Equity (Deficit)	(2,335,813)	(2,574,991)
Non-controlling interest	(645,332)	(551,971)
Total Stockholders’ Equity (Deficit)	(2,981,145)	(3,126,962)

Total Liabilities and Stockholders’ Equity (Deficit)	18,043,533	18,295,054

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended March 31,
	2023	2022
	$	$
Revenues
Service	5,356	60,254
Product	144,452	53,957
Total Revenues	149,808	114,211

Operating Expenses
Research and development	4,905,678	3,590,053
General and administrative	2,581,703	2,602,152
Sales and marketing	1,707,457	1,598,983
Total Operating Expenses	9,194,838	7,791,188

Operating Loss	(9,045,030)	(7,676,977)

Other Income (Expenses)
Grant income	165,795	-
Interest income	57,648	2
Interest expense	(51,322)	(41,032)

Total Other Income (Expenses)	172,121	(41,030)

Net Loss	(8,872,909)	(7,718,007)
Net Loss attributable to Non-Controlling Interest	93,361	83,977
Net Loss attributable to VolitionRx Stockholders	(8,779,548)	(7,634,030)

Other Comprehensive Loss
Foreign currency translation adjustments	(56,478)	(117,904)

Net Comprehensive Loss	(8,929,387)	(7,835,911)

Net Loss Per Share – Basic and Diluted attributable to VolitionRx Stockholders	(0.15)	(0.14)
Weighted Average Shares Outstanding
– Basic and Diluted	60,176,975	53,775,096

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three Months Ended March 31, 2023 and March 31, 2022
				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2022	57,873,379	57,873	164,397,468	227,097	(167,257,429)	(551,971)	(3,126,962)
Common stock issued for cash	5,224,703	5,225	8,422,430	-	-	-	8,427,654
Common stock issued for settlement of RSUs	26,978	27	(27)	-	-	-	-
Common stock repurchased	(13,294)	(13)	(31,759)	-	-	-	(31,772)
Stock-based compensation	-	-	693,657	-	-	-	693,657
Tax withholdings paid related to stock-based compensation	-	-	(14,336)	-	-	-	(14,336)
Foreign currency translation	-	-	-	(56,478)	-	-	(56,478)
Net loss for the period	-	-	-	-	(8,779,548)	(93,361)	(8,872,909)
Balance, March 31, 2023	63,111,766	63,112	173,467,433	170,619	(176,036,977)	(645,332)	(2,981,145)

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2021	53,772,261	53,772	154,730,938	148,326	(136,988,636)	(222,295)	17,722,105
Common stock issued for cash	3,000	3	9,464	-	-	-	9,467
Common stock issued for settlement of RSUs	15,000	15	(15)	-	-	-	-
Stock-based compensation	-	-	915,031	-	-	-	915,031
Foreign currency translation	-	-	-	(117,904)	-	-	(117,904)
Net loss for the period	-	-	-	-	(7,634,030)	(83,977)	(7,718,007)
Balance, March 31, 2022	53,790,261	53,790	155,655,418	30,422	(144,622,666)	(306,272)	10,810,692

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Three Months Ended March 31,
	2023	2022
	$	$
Operating Activities
Net Loss	(8,872,909)	(7,718,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271,990	224,310
Amortization of operating lease right-of-use assets	62,585	65,361
Stock-based compensation	693,657	915,031
Changes in operating assets and liabilities:
Prepaid expenses	(253,447)	(664,782)
Accounts receivable	(118,592)	(59,861)
Other current assets	(269,344)	(102,185)
Deferred revenue, current and non-current	-	10,000,000
Accounts payable and accrued liabilities	(206,562)	981,786
Management and directors’ fees payable	9,019	25,750
Right-of-use assets operating leases liabilities	(61,141)	(57,008)
Net Cash (Used In) / Provided by Operating Activities	(8,744,744)	3,610,395

Investing Activities
Purchases of property and equipment	(200,592)	(124,648)
Net Cash Used In Investing Activities	(200,592)	(124,648)

Financing Activities
Net proceeds from issuances of common stock	8,427,655	9,467
Tax withholdings paid related to stock-based compensation	(14,336)	-
Common stock repurchased	(31,772)	-
Payments on long-term debt	(223,340)	(250,711)
Payments on finance lease obligations	(11,445)	(13,133)
Net Cash Provided By (Used In) Financing Activities	8,146,762	(254,377)

Effect of foreign exchange on cash	(57,598)	(80,304)

Net Change in Cash and Cash Equivalents	(856,172)	3,151,066
Cash and cash equivalents – Beginning of Period	10,867,050	20,581,313
Cash and cash equivalents – End of Period	10,010,878	23,732,379

Supplemental Disclosures of Cash Flow Information
Interest paid	51,322	41,009
Non-Cash Financing Activities
Common stock issued on cashless exercises of stock options and settlement of vested RSUs	27	15
Offering costs from issuance of common stock	195,892	-
Non-cash note payable	356,258	620,549

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) for the three months ended March 31, 2023 and March 31, 2022, respectively, are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2023, and its results of operations and cash flows for the periods ended March 31, 2023 and March 31, 2022, respectively. The results of operations for the periods ended March 31, 2023 and March 31, 2022, respectively, are not necessarily indicative of the results for a full-year period. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the "SEC") on March 15, 2023 (the “Annual Report”).

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended March 31, 2023 include the accounts of the Company and its subsidiaries. The Company has two wholly owned subsidiaries, Singapore Volition Pte. Limited (“Singapore Volition”) and Volition Global Services SRL (“Volition Global”). Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL (“Belgian Volition”).  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f), Commitments and Contingencies – Other Commitments, for more information regarding VolitionRx, Volition Vet, Volition Germany and Volition America. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of March 31, 2023, cash and cash equivalents totaled approximately $10.0 million, of which $3.3 million was held in an overnight money market account.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation andSummary of Significant Accounting Policies (continued)

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of March 31, 2023, the accounts receivable balance was $118,592 and the allowance for doubtful debts was $nil.

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

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

Royalty

The Company receives royalty revenues on the net sales recognized during the period in which the revenue is earned, and the amount is determinable from the licensee. These are presented under “Royalty” under the condensed consolidated statements of operations and comprehensive loss. The Company does not have future performance obligations under this revenue stream. In accordance with ASC 606, the Company records these revenues based on estimates of the net sales that occurred during the relevant period from the licensee. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Service

The Company includes revenue recognized from laboratory services performed in the Company’s laboratory on behalf of third parties under “Service” under the condensed consolidated statements of operations and comprehensive loss.

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

Revenue from Heska Agreement

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

Under and subject to the terms of the License Agreement, Belgian Volition received an upfront payment of $10.0 million in 2022, and is eligible to receive further milestone payments of (i) $6.5 million upon the first commercial sale by or on behalf of Heska of a POC screening test for Canine Lymphoma & HSA, (ii) $6.5 million upon the first commercial sale by or on behalf of Heska of a POC monitoring test for the same conditions, and (iii) $5.0 million upon the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines. The License Agreement also contains time-based triggers that could accelerate Heska’s obligation to remit one or more of the foregoing payments prior to the achievement of the specified commercial milestones. Any further expansion of the License Agreement to cover other cancer and non-cancer indications is subject to negotiation between the parties.

Belgian Volition will also supply Central Lab Kits and will receive a pre-agreed price per test, adjusted annually for inflation. The price per test for POC key components (“Key Components”) is also discounted to reflect the lower cost to Belgian Volition and additional assembly costs for Heska, as well as consideration for Heska’s upfront and milestone payments. Heska will assemble the Key Components for use at the POC, and is responsible for marketing and distribution efforts and related costs.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received (including non-refundable amounts), but have not been recognized as revenue because the related performance obligations are deemed incomplete. As of March 31, 2023, the Company recorded $10.0 million as deferred revenue in respect of a non-refundable payment received in relation to a licensing and product supply agreement with Heska.

Contract assets include costs and services incurred on contracts with open performance obligations. These contract assets were immaterial as of March 31, 2023.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2023, 7,471,588 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

Research and Development

In accordance with ASC 730, “Research and Development,” the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $4.9 million and $3.6 million during the three-months ended March 31, 2023, and March 31, 2022, respectively.

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

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. The Company has reclassified the prior period comparative amounts for the three months ended March 31, 2023. Certain reclassifications have been made to the prior years’ financial statements in relation to depreciation in relation to Research and Development expenses, General and Administrative expenses and Sales and Marketing expenses to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations. A previously classified loan note has been recategorized as accounts payable balance.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. The Company does not believe there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

COVID-19 Pandemic Impact

As of the date of this filing, global economies continue to experience volatility in the wake of the COVID-19 pandemic. As a result of the pandemic, the Company previously experienced disruptions to its clinical trials, including patient enrollment and sample collection delays.

Although the Company has taken steps to mitigate the impacts of the COVID-19 pandemic and the related developments, the extent to which the pandemic may impact its business, financial condition, and results of operations in future periods is uncertain and will be affected by a number of factors outside of the Company’s control.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses since inception of $176.0 million, has had negative cash flows from operations on an annual basis, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of March 31, 2023 and December 31, 2022:

				March 31, 2023
	Useful Life	Cost $	Accumulated Depreciation $	Net Carrying Value $
Computer hardware and software	3 years	697,783	529,486	168,297
Laboratory equipment	5 years	4,383,819	2,152,765	2,231,054
Office furniture and equipment	5 years	365,224	251,892	113,332
Buildings	30 years	2,081,130	319,624	1,761,506
Building improvements	5-15 years	1,350,226	352,987	997,239
Land	Not amortized	130,468	-	130,468
		9,008,650	3,606,754	5,401,896

				December 31, 2022
	Useful Life	Cost $	Accumulated Depreciation $	Net Carrying Value $
Computer hardware and software	3 years	656,759	497,306	159,453
Laboratory equipment	5 years	4,190,289	1,951,387	2,238,902
Office furniture and equipment	5 years	358,575	239,436	119,139
Buildings	30 years	2,054,332	298,397	1,755,935
Building improvements	5-15 years	1,317,132	326,337	990,795
Land	Not amortized	128,788	-	128,788
		8,705,875	3,312,863	5,393,012

During the three-month periods ended March 31, 2023 and March 31, 2022, the Company recognized $250,861 and $202,423, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

			March 31, 2023
	Cost $	Accumulated Amortization $	Net Carrying Value $
Patents	1,118,083	1,027,252	90,831

			December 31, 2022
	Cost $	Accumulated Amortization $	Net Carrying Value $
Patents	1,104,103	993,598	110,505

During the three-month periods ended March 31, 2023 and March 31, 2022, the Company recognized $21,129 and $21,887, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

Remaining Life	Remaining Amortization
2023	$63,488
2024	$27,343
Total Intangible Assets	$90,831

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 “Property, Plant and Equipment,” as of December 31, 2022. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2022.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of March 31, 2023, the Company was authorized to issue 100 million shares of common stock, par value $0.001 per share, of which 63,111,766 and 57,873,379 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

Stock Option Exercises

During the three months ended  March 31, 2023, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

The table below summarizes the stock options granted under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) or the 2011 Equity Incentive Plan (the “2011 Plan”), as indicated, that expired or were cancelled during the three months ended March 31, 2023.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	25,000	Apr 15, 2016	25,000	4.00	Feb 18, 2023
2015	55,000	Apr 13, 2020	55,000	3.60	Feb 18, 2023
2015	50,000	Mar 30, 2017	50,000	5.00	Feb 18, 2023
2015	50,000	Feb 11, 2019	50,000	3.25	Feb 18, 2023
2015	50,000	Jan 23, 2018	50,000	4.00	Feb 18, 2023
2015	32,383	Aug 3, 2021	32,383	3.40	Feb 18, 2023
2011	5,267	Mar 20, 2013	5,267	4.35	Mar 20, 2023
2011	1,100	Mar 20, 2013	1,100	4.35	Mar 20, 2023

	268,750		268,750

RSU Settlements

Below is a table summarizing the RSUs vested and settled during the three months ended March 31, 2023, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	15,000	Mar 25, 2023	15,000	-
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
	34,000		26,978	7,022

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

Warrant Expiration

Effective February 26, 2023, a warrant to purchase 125,000 shares of common stock expired unexercised.

Equity Capital Raise

On February 17, 2023, the Company entered into an underwriting agreement with Newbridge Securities Corporation (“Newbridge”) in connection with an underwritten public offering of 4,945,000 shares of the Company’s common stock, which includes Newbridge’s exercise in full of its overallotment option, pursuant to the Company’s “shelf” registration statement on Form S-3 (declared effective by the SEC on November 8, 2021, File No. 333-259783) (as amended and supplemented from time to time, the “2021 Form S-3”). The public offering price was $1.75 per share. The underwriter purchased the shares from the Company at a price of $1.6275 per share on February 22, 2023, after taking into account the underwriting discounts and commissions. The net proceeds received by the Company for the sale and issuance of the shares were approximately $8.0 million, before deducting offering expenses of $0.2 million paid by the Company.

Equity Distribution Agreement

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

During the three months ended March 31, 2023, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $0.7 million under the 2022 EDA through the sale of 279,703 shares of its common stock. As of March 31, 2023, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $1.5 million under the 2022 EDA through the sale of 630,532 shares of its common stock.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the three-month period ended March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	539,000	3.80
Expired/Cancelled	(125,000)	2.47
Outstanding at March 31, 2023	414,000	4.20

Exercisable at March 31, 2023	360,000	4.37

Below is a table summarizing the warrants issued and outstanding as of March 31, 2023, which have an aggregate weighted average remaining contractual life of 3.92 years.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
54,000	-	3.05	5.52	164,700
50,000	50,000	3.45	2.92	172,500
125,000	125,000	3.95	3.76	493,750
185,000	185,000	4.90	3.84	906,500
414,000	360,000			1,737,450

Stock-based compensation expense related to warrants of $14,920 and $39,013 was recorded in the three months ended March 31, 2023 and March 31, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $20,893 and is expected to be recognized over a period of 1.01 years. As of March 31, 2023, the total intrinsic value of warrants outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options

The following table summarizes the changes in options outstanding of the Company during the three-month period ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	4,985,105	3.87
Expired/Cancelled	(268,750)	3.90
Outstanding at March 31, 2023	4,716,355	3.87

Exercisable at March 31, 2023	4,226,261	3.93

Below is a table summarizing the options issued and outstanding as of March 31, 2023, all of which were issued pursuant to the Company’s 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016)and which have an aggregate weighted average remaining contractual life of 4.99 years. As of March 31, 2023, an aggregate of  7,750,000 shares of common stock were authorized for issuance under the 2015 Plan, of which  574,398 shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
585,000	585,000	3.25	1.87	1,901,250
2,717	2,717	3.35	0.42	9,102
990,204	500,110	3.40	8.35	3,366,694
740,000	740,000	3.60	7.11	2,664,000
1,607,837	1,607,837	4.00	3.49	6,431,348
5,434	5,434	4.35	0.42	23,638
89,163	89,163	4.38	4.82	390,534
50,000	50,000	4.80	3.76	240,000
646,000	646,000	5.00	3.99	3,230,000
4,716,355	4,226,261			18,256,566

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Stock-based compensation expense related to stock options of $117,034 and $394,053 was recorded in the three months ended March 31, 2023 and March 31, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $170,329 and is expected to be recognized over a period of 0.51 years. As of March 31, 2023, the total intrinsic value of stock options outstanding was $nil.

c) Restricted Stock Units

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2023, all of which were issued pursuant to the 2015 Plan.

	Number of RSUs	Weighted Average Share Price ($)
Outstanding at December 31, 2022	2,262,908	1.77
Granted	112,325	1.72
Vested/Settled	(34,000)	3.16
Outstanding at March 31, 2023	2,341,233	1.74

Below is a table summarizing the RSUs granted during the three months ended March 31, 2023, all of which were issued pursuant to the 2015 Stock Incentive Plan. The RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs #	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
2015	57,000	Mar 27, 2023	36 Months	Mar 27, 2024	Mar 27, 2025	Mar 27, 2026	98,040
2015	50,000	Mar 27, 2023	24 Months	Mar 27, 2024	Mar 27, 2025	N/A	86,000
2015	5,325	Mar 27, 2023	12 Months	Mar 27, 2024	N/A	N/A	9,159
	112,325						193,199

Below is a table summarizing the RSUs vested and settled during the three months ended March 31, 2023, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	15,000	Mar 25, 2023	15,000	-
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
	34,000		26,978	7,022

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2023 and which have an aggregate weighted average remaining contractual life of 1.57 years.

Number Outstanding	Weighted Average Grant date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
450,000	0.69	3.01
1,133,000	1.46	1.51
25,000	1.69	0.98
112,325	1.72	1.76
63,102	2.01	0.83
3,000	2.15	1.67
33,000	2.45	0.67
15,000	2.81	0.92
4,000	2.83	0.86
136,000	2.95	0.73
19,904	3.04	0.26
311,152	3.31	0.35
12,000	3.32	0.44
2,000	3.38	0.35
21,750	3.51	0.29
2,341,233

Stock-based compensation expense related to RSUs of $524,892 and $481,962 was recorded in the three months ended March 31, 2023 and March 31, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,883,199.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing in May 2031 with implicit interest of 2.62%. As of March 31, 2023, the balance payable was $476,894.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2023.

2023	$43,859
2024	$58,478
2025	$58,478
2026	$58,479
2027	$58,479
Greater than 5 years	$255,829
Total	$533,602
Less: Amount representing interest	$(56,708)
Present value of minimum lease payments	$476,894

b) Operating Lease Right-of-Use Obligations

As of March 31, 2023, operating lease right-of-use assets and liabilities arising from operating leases were $593,114 and $620,486, respectively. During the three months ended March 31, 2023, cash paid for amounts included for the measurement of lease liabilities was $62,042 and the Company recorded operating lease expense of $62,877. The Company’s weighted average discount rate is 2.56% and the weighted average remaining lease term is 26 months.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2023.

2023	$208,656
2024	$172,950
2025	$128,914
2026	$101,743
2027	$33,592
2028	$1,299
Total Operating Lease Obligations	$647,154
Less: Amount representing interest	$(26,668)
Present Value of minimum lease payments	$620,486

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the three months ended March 31, 2023, the Company recognized $16,458 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2023	$27,794
2024	$4,055
Total Operating Lease Liabilities	$31,849

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6.00% royalty on revenue, is equal to twice the amount of funding received. As of March 31, 2023, the grant balance repayable was $27,181.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000. Per the terms of the agreement, €181,500 of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of March 31, 2023, the grant balance repayable was $108,678.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433. Per the terms of the agreement, €278,830 of the grant is to be repaid by installments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of March 31, 2023, the grant balance repayable was $233,401.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000. Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of March 31, 2023, the grant balance repayable was $99,073.

As of March 31, 2023, the total grant balance repayable was $468,333 and the payments remaining were as follows:

2023	$49,925
2024	$26,887
2025	$35,032
2026	$42,574
2027	$46,577
Greater than 5 years	$267,338
Total Grants Repayable	$468,333

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing in December 2023. As of March 31, 2023, the principal balance payable was $63,182.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing in December 2031. As of March 31, 2023, the principal balance payable was $186,606.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing in September 2024. As of March 31, 2023, €1 million had been drawn down under this agreement and the principal balance payable was $434,892.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.80%, maturing in September 2024. As of March 31, 2023, the principal balance payable was $244,177.

In 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of March 31, 2023, the principal balance payable was $749,543.

In 2021, the Company entered into a 3 ½ year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%, maturing June 2025. As of March 31, 2023, the principal balance payable was $407,712.

In 2022, the Company entered into a 4 year loan agreement with Namur Invest for a maximum of €1.0 million with fixed interest rate of 6.0%, maturing in July 2026. As of March 31, 2023, the principal balance payable was $1,040,458.

In 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €500,000 with fixed interest rate of 5.45%, maturing December 2027. As of March 31, 2023, the principal balance payable was $543,615.

As of March 31, 2023, the total balance for long-term debt payable was $3,670,185 and the payments remaining were as follows:

2023	$986,465
2024	$1,153,075
2025	$713,500
2026	$486,624
2027	$285,276
Greater than 5 years	$452,628
Total	$4,077,568
Less: Amount representing interest	$(407,383)
Total Long-Term Debt	$3,670,185

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year period for a cost to the Company of up to $2.55 million payable over such period. As of March 31, 2023, $510,000 is still to be paid by the Company under this agreement.

In 2020, the Company entered into a research agreement for the bioinformatic analysis of cell-free DNA fragments from whole-genome sequencing with the Hebrew University of Jerusalem for six months for a cost to the Company of €54,879. Subsequently the parties entered into an amendment to the agreement with an additional cost to the Company of $117,711, (€100,236). In 2022, the parties entered into agreements for an additional cost to the Company of $40,918, (€39,000). As of March 31, 2023, $0 is still to be paid by the Company under the amended agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $449,406. As of March 31, 2023, $449,406 is due by the Company under this agreement.

As of March 31, 2023, the total amount to be paid for future research and collaboration commitments was approximately $ 959,406 and the payments remaining were as follows:

2023	$877,633
2024 - 2027	$81,773
Total Collaborative Agreement Obligations	$959,406

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of March 31, 2023, TAMU has a 12.5% equity interest in Volition Vet.

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

As of March 31, 2023, $212 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of $119,595.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Other Commitments (continued)

Volition America

On November 3, 2020, the Company entered into a professional services master agreement (the “Master Agreement”) with Diagnostic Oncology CRO, LLC (“DXOCRO”) to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. On August 8, 2022, the Company and DXOCRO amended and restated the Master Agreement to expand the scope of DXOCRO’s consultant services provided thereunder (the “A&R Master Agreement”). The A&R Master Agreement requires DXOCRO to support development and clinical validation studies for the Company’s Nu.Q® product portfolio in the United States, including by conducting large-scale finding studies across multiple sites in the U.S. using Nu.Q® NETs and Nu.Q® Cancer tests to determine clinical utility in sepsis and non-Hodgkin’s lymphoma. The Company anticipates DXOCRO’s services under the agreement will be completed by the end of the third quarter 2023 at a total cost to the Company of up to $4.2 million. The Company’s payment obligations accrue upon delivery of projects under the agreement. The Company may terminate the agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed. As of March 31, 2023, $143,550 is payable under the A&R Master Agreement, and up to $2,173,569 may be payable by Company in future periods for services rendered.

VolitionRx

On February 27, 2023, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $356,258 with fixed interest rate of 7.42%, maturing November 2023. As of March 31, 2023, the maximum has been drawn down under this agreement and the principal balance payable was $316,673.

g) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

In August 2021 and October 2021 the Compensation Committee of the Board of Directors approved the granting of  an aggregate of 1,000,000 stock options and 500,000 RSUs under the 2015 Plan as well as cash bonuses, vesting upon achievement of certain corporate goals focused around product development and commercialization, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries.

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

In October 2022, the Compensation Committee of the Board of Directors approved the granting of an aggregate of 1,144,000 RSUs under the 2015 Plan to various employees in exchange for services provided to the Company.  These RSUs vest upon the achievement of certain corporate goals focused around product development and commercialization with further time based vesting over three years, and subject to continued service.

In October 2022, the Compensation Committee of the Board of Directors approved the granting of an aggregate of 450,000 RSUs under the 2015 Plan to various employees in exchange for services provided to the Company.  These RSUs vest upon the share price closing above $5.00 per share for a minimum of ten consecutive trading days within a period of three years from the date of grant, with further time based vesting in a single installment six months after the timely achievement of the target, if at all, and subject to continued service.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

In October 2022 the Compensation Committee of the Board of Directors approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around product development, manufacturing, financing and commercialization, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries. Conditional upon the achievement by January 1, 2023 and July 1, 2023 of all specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipients. As of March 31, 2023, the Company has accrued compensation expense of $726,048 in relation to the July 1, 2023 specified corporate goals based on the actual outcomes related to the prescribed performance targets.

As of March 31, 2023, the Company has recognized compensation expense of $741,841 in relation to the options that will vest in 2023. The Company has unrecognized compensation expense of $159,569 in relation to such stock options, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total Award $	Amortized 2023 $	Amortized 2022 $	Amortized 2021 $	Un-Amortized 2023 $
969,592	-	580,411	389,181	-
741,841	110,978	450,090	180,773	159,569

As of March 31, 2023, the Company has recognized compensation expense of $624,429 in relation to RSUs that will vest in 2023. The Company has unrecognized compensation expense of $134,992 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total Award $	Amortized 2023 $	Amortized 2022 $	Amortized 2021 $	Un-Amortized 2023 $
822,149	-	493,207	328,942	-
624,429	93,499	379,191	151,739	134,992

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

As of March 31, 2023, the Company has recognized total compensation expense of $494,485 of which $269,681 in relation to RSUs that will vest in 2023, $130,908 in relation to RSUs that will vest in 2024, and $93,896 in relation to RSUs that will vest in 2025. The Company has unrecognized compensation expense of $1,159,695 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Vesting Year	Amortized 2023 $	Amortized 2022 $	Un-Amortized $
2023	135,594	134,087	281,734
2024	65,820	65,088	404,425
2025	47,210	46,686	473,537
	248,624	245,861	1,159,695

Note 9 – Subsequent Events

Restricted Stock Units

On April 4, 2023, an aggregate of 51,000 RSUs granted to employees vested and resulted in the issuance of 32,364 shares of common stock and the remaining 18,636 shares of common stock were withheld for taxes and returned as authorized and unissued shares under the 2015 Plan.

On April 30, 2023, 23,000 RSUs previously granted to an employee were cancelled and returned as authorized and unissued shares under the 2015 Plan upon termination of employment prior to vesting.

On May 1, 2023, 50,000 RSUs granted to an employee vested and resulted in the issuance of 35,707 shares of common stock and the remaining 14,293 shares of common stock were withheld for taxes and returned as authorized and unissued shares under the 2015 Plan.

On May 5, 2023, 21,000 RSUs previously granted to an employee were cancelled and returned as authorized and unissued shares under the 2015 Plan upon termination of employment prior to vesting.

END NOTES TO FINANCIALS

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have five key pillars of focus, all of which use the same proprietary Nu.Q® platform to commercialize in different areas.

•	Nu.Q® Vet - cost-effective, easy-to-use cancer screening blood test for dogs and other animals.
•	Nu.Q® NETs - monitoring the immune system to save lives in both humans and animals
•	Nu.Q® Cancer - detecting human cancer early to save lives.
•	Nu.Q® Capture - capturing and concentrating samples for more accurate diagnosis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.

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

We also entered into a licensing and supply agreement with IDEXX Laboratories, Inc. (“IDEXX”), a global leader in pet healthcare innovation, in October 2022. This contract provides worldwide customer reach through IDEXX’s global reference laboratory network as we continue to commercialize our transformational Nu.Q® technology within the companion animal healthcare sector and capitalize on the significant opportunities available. IDEXX launched the IDEXX Nu.Q® Canine Cancer Screen in January 2023.

Further, we engaged with DNAtech, Portugal, and, through our agreement with Heska, with Scil Lab Europe, to launch the Nu.Q® Vet Cancer Test to customers in Europe commencing in November 2022.

Following the roll-out of our Nu.Q® Vet Cancer Screening Test and Nu.Q® Discover, the next series of products we anticipate launching are as follows:

•	a canine cancer monitoring test;
•	NETosis related screening and monitoring tests for use in sepsis, coagulation and COVID-19; and
•	cancer tests for humans in Non-Hodgkin's Lymphoma, colorectal cancer and lung cancer.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of March 31, 2023, we had cash and cash equivalents of approximately $10.0 million.

Net cash used in operating activities was $8.7 million for the three months ended March 31, 2023 and net cash provided by operating activities was $3.6 million for the three months ended March 31, 2022, respectively. The decrease in cash provided from operating activities for the period ended March 31, 2023 when compared to same period in 2022 was primarily due to a $10.0 million payment received pursuant to our license and supply agreement with Heska in the period ended March 31, 2022.

Net cash used in investing activities was $0.2 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase was primarily due to an increase in purchases of laboratory equipment.

Net cash provided by financing activities was $8.1 million for the three months ended March 31, 2023 and net cash used in financing activities was $0.2 million for the comparable period ended March 31, 2022. The increase in cash provided by financing activities for the period ended March 31, 2023 when compared to same period in 2022 was primarily due to $8.0 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2023 and $0.7 million in net cash received from the issuance of shares of common stock under our “at-the-market” facilities during the period ended March 31, 2023.

The following table summarizes our approximate contractual payments due by year as of March 31, 2023.

Approximate Payments (Including Interest) Due by Year

	Total	2023 (Remaining)	2024 - 2027	2028 +
Description	$	$	$	$
Finance Lease Obligations	533,602	43,859	233,914	255,829
Operating Lease Obligations	679,002	236,451	441,252	1,299
Grants Repayable	468,333	49,925	151,070	267,338
Long-Term Debt	4,077,568	986,465	2,638,475	452,628
Collaborative Agreements Obligations	959,406	877,633	81,773	-
Total	6,717,911	2,194,333	3,546,484	977,094

We intend to use our cash reserves to fund further research and development activities and launch new products. We do not currently have sufficient revenues to cover our annual expenses, including our contractual obligations, and expect to rely on financing our operations in future periods, mainly through the sale of equity or debt securities, and licensing rights, to provide sufficient funding to execute our strategic plan. However, there can be no assurance that we will be successful in raising additional funds, or that we will be able to do so on terms that are satisfactory to us.

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

We have not attained profitable operations on an ongoing basis and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements for the fiscal year ended December 31, 2022 an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Three-Months Ended March 31, 2023 and March 31, 2022.

The following table sets forth our results of operations for the three months ended on March 31, 2023, and March 31, 2022, respectively.

	Three Months Ended March 31,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
	$	$	$	%
Service	5,356	60,254	(54,898)	(91%)
Product	144,452	53,957	90,495	>100%
Total Revenues	149,808	114,211	35,597	31%

Research and development	4,905,678	3,590,053	1,315,625	37%
General and administrative	2,581,703	2,602,152	(20,449)	(1%)
Sales and marketing	1,707,457	1,598,983	108,474	7%
Total Operating Expenses	9,194,838	7,791,188	1,403,650	18%

Grant income	165,795	-	165,795	>100%
Interest income	57,648	2	57,646	>100%
Interest expense	(51,322)	(41,032)	(10,290)	25%
Total Other Income (Expenses)	172,121	(41,030)	213,151	>100%

Net Loss	(8,872,909)	(7,718,007)	1,154,902	15%

Revenues

Our operations are transitioning from a research and development focused stage to a commercialization stage. Revenues during the three-months ended March 31, 2023 were $149,808, compared with $114,211 for the three-months ended March 31, 2022 . The main source of revenue during the three months ended March 31, 2023 was product revenues from sales of the Nu.Q® Vet Cancer Screening Test and H3.1 kits. The primary source of revenue during the three-months ended March 31, 2022 was services revenues from our Nu.Q® Discover offering and product revenues from sales of the Nu.Q® Vet Cancer Screening Test and H3.1 kits.

Operating Expenses

Total operating expenses increased to $9.2 million for the three months ended March 31, 2023 from $7.8 million for the three months ended March 31, 2022, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $4.9 million from $3.6 million for the three-months ended March 31, 2023, and March 31, 2022 respectively. This increase was primarily related to increased direct research and development expenses as a result of the clinical trials with DXOCRO, and higher personnel expenses. The number of full-time equivalent (“FTE”) personnel we employed in this division increased by 13 to 68 compared to the prior year period.

	Three Months Ended March 31,
	2023	2022	Change
	$	$	$
Personnel expenses	2,044,133	1,775,719	268,414
Stock-based compensation	143,054	191,164	(48,110)
Direct research and development expenses	2,174,812	1,331,283	843,529
Other research and development	281,072	145,340	135,732
Depreciation and amortization	262,607	146,547	116,060
Total research and development expenses	4,905,678	3,590,053	1,315,625

General and Administrative Expenses

General and administrative expenses remained flat at $2.6 million from $2.6 million for the three-months ended March 31, 2023, and March 31, 2022, respectively. There were higher personnel expenses and legal expenses but these were mainly offset by a reduction in stock-based compensation during the period. The FTE personnel number within this division increased by 2 to 21 compared to the prior year period.

	Three Months Ended March 31,
	2023	2022	Change
	$	$	$
Personnel expenses	1,260,635	1,173,180	87,455
Stock-based compensation	303,525	444,801	(141,276)
Legal and professional fees	635,486	505,942	129,544
Other general and administrative	323,217	347,295	(24,078)
Depreciation and amortization	58,840	130,934	(72,094)
Total general and administrative expenses	2,581,703	2,602,152	(20,449)

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.7 million from $1.6 million for the three-months ended March 31, 2023, and March 31, 2022, respectively. This increase was primarily due to higher personnel expenses, offset partly by a reduction in stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number within this division remained at 18 compared to the prior year period.

	Three Months Ended March 31,
	2023	2022	Change
	$	$	$
Personnel expenses	1,219,265	1,017,091	202,174
Stock-based compensation	247,077	279,063	(31,986)
Direct marketing and professional fees	227,985	290,643	(62,658)
Depreciation and amortization	13,130	12,186	944
Total sales and marketing expenses	1,707,457	1,598,983	108,474

Other Income (Expenses)

For the three-months ended March 31, 2023, the Company’s other income  was $172,121  compared to other expenses of $41,030 for the three-months ended March 31, 2022. This increase in other income was due to grant income received during the period.

Net Loss

For the three-months ended March 31, 2023, the Company’s net loss was $8.9 million, an increase of approximately $1.2 million in comparison to a net loss of $7.7 million for the three-months ended March 31, 2022. The change was a result of the factors described above.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2022, that our disclosure controls and procedures were not effective as of March 31, 2023, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

We also intend to take additional steps to continue to strengthen the control environment. Such measures include but may not be limited to:

•	hiring additional finance resources:
•	strengthening our internal processes and reviews, including formal documentation thereof; and
•	preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

Effective January 5, 2023, the Company repurchased 13,294 shares of its common stock from its former Chief Medical Officer at $2.39 per share, for a total cost to the Company of $31,772. These shares were subsequently retired.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated February 17, 2023, by and between VolitionRx Limited and Newbridge Securities Corporation.	8-K	001-36833	1.1	02/21/23

10.1#	Singapore Volition Pte. Limited Employment Agreement – Group Chief Executive Officer, dated March 13, 2023, by and between Singapore Volition and Cameron Reynolds.	10-K	001-36833	10.27	03/15/23

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

VOLITIONRX LIMITED

Dated: May 10, 2023	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

Dated: May 10, 2023	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer
(Authorized Signatory and Principal Financial and Accounting Officer)

