Form 10-Q
period 2023-06-30
VOLITIONRX LTD
filed 2023-08-14
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36833

VOLITIONRX LIMITED
(Exact name of registrant as specified in its charter)

Delaware	91-1949078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1489 West Warm Springs Road Suite 110

Henderson Nevada 89014

(Address of principal executive offices) (Zip Code)

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

As of August 7, 2023, there were 78,136,364 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, statements regarding predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; clinical studies and results; industry trends; anticipated demand for our products, or the products of our competitors; manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; the commercialization of our products and the relationships and anticipated outcome of our engagements with our licensors; the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; our anticipated use of our cash reserves; the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our inability to generate any significant revenue or achieve profitability;
•	Our need to raise additional capital in the future;
•	Our expectations to expand our product development and sales and marketing capabilities could give rise to difficulties in managing our growth;
•	Our limited experience with sales and marketing;
•	The material weaknesses in our internal control over financial reporting that we have identified;
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;
•	Our ability to successfully develop, manufacture, market, and sell our future products;
•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;
•	The acceptance by the marketplace of our future products;
•	The highly competitive and rapidly changing nature of the diagnostics market;
•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;
•	Our dependence on third-party distributors;
•	Protection of our patents, intellectual property and trade secrets;
•	Business disruptions and economic and other uncertainties; and
•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”).

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

3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30,	December 31,
	2023	2022
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	19,743,274	10,867,050
Accounts receivable	196,487	72,609
Prepaid expenses	1,024,728	784,920
Other current assets	542,639	447,566
Total Current Assets	21,507,128	12,172,145

Property and equipment, net	5,455,395	5,393,012
Operating lease right-of-use assets	530,669	619,392
Intangible assets, net	67,722	110,505
Total Assets	27,560,914	18,295,054

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,492,746	3,043,008
Accrued liabilities	3,391,347	2,872,247
Deferred revenue	10,000,000	10,000,000
Management and directors’ fees payable	72,997	71,119
Current portion of long-term debt	1,199,386	1,066,700
Current portion of finance lease liabilities	47,419	46,014
Current portion of operating lease liabilities	218,142	245,163
Current portion of grant repayable	42,558	41,836
Warrant liability	337,989	-
Total Current Liabilities	18,802,584	17,386,087

Long-term debt, net of current portion	2,452,305	2,779,240
Finance lease liabilities, net of current portion	419,804	436,132
Operating lease liabilities, net of current portion	340,314	400,091
Grant repayable, net of current portion	427,732	420,466
Total Long-Term Liabilities	3,640,155	4,035,929
Total Liabilities	22,442,739	21,422,016

Stockholders' Equity (Deficit)
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value Issued and outstanding: 78,136,364 shares and 57,873,379 shares, respectively	78,137	57,873
Additional paid-in capital	191,065,293	164,397,468
Accumulated other comprehensive income	208,331	227,097
Accumulated deficit	(185,507,956)	(167,257,429)
Total VolitionRx Limited Stockholders' Equity (Deficit)	5,843,805	(2,574,991)
Non-controlling interest	(725,630)	(551,971)
Total Stockholders’ Equity (Deficit)	5,118,175	(3,126,962)

Total Liabilities and Stockholders’ Equity (Deficit)	27,560,914	18,295,054

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Revenues
Services	50,163	10,046	55,519	70,300
Product	166,147	29,706	310,599	83,663
Total Revenues	216,310	39,752	366,118	153,963

Operating Expenses
Research and development	5,451,287	3,279,323	10,356,965	6,869,376
General and administrative	2,644,957	3,085,840	5,226,660	5,687,992
Sales and marketing	1,669,102	1,774,064	3,376,559	3,373,047
Total Operating Expenses	9,765,346	8,139,227	18,960,184	15,930,415

Operating Loss	(9,549,036)	(8,099,475)	(18,594,066)	(15,776,452)

Other Income (Expenses)
Grant income	-	393,440	165,795	393,440
Interest income	27,109	11,161	84,757	11,163
Interest expense	(58,321)	(37,129)	(109,643)	(78,161)
Gain on change in fair value of warrant liability	28,971	-	28,971	-

Total Other Income (Expenses)	(2,241)	367,472	169,880	326,442

Net Loss	(9,551,277)	(7,732,003)	(18,424,186)	(15,450,010)
Net Loss Attributable to Non-Controlling Interest	80,298	82,302	173,659	166,279
Net Loss Attributable to VolitionRx Limited Stockholders	(9,470,979)	(7,649,701)	(18,250,527)	(15,283,731)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	37,712	214,097	(18,766)	96,193
Net Comprehensive Loss	(9,513,565)	(7,517,906)	(18,442,952)	(15,353,817)

Net Loss Per Share – Basic and Diluted Attributable to VolitionRx Limited	(0.14)	(0.14)	(0.29)	(0.28)

Weighted Average Shares Outstanding
– Basic and Diluted	66,884,368	53,810,500	63,613,224	53,803,076

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Six Months Ended June 30, 2023 and June 30, 2022
				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2022	57,873,379	57,873	164,397,468	227,097	(167,257,429)	(551,971)	(3,126,962)
Common stock issued for cash, net of issuance costs	5,224,703	5,225	8,422,430	-	-	-	8,427,655
Common stock issued for settlement of RSUs	26,978	27	(27)	-	-	-	-
Common stock repurchased	(13,294)	(13)	(31,759)	-	-	-	(31,772)
Stock-based compensation	-	-	693,657	-	-	-	693,657
Tax withholdings paid related to stock-based compensation	-	-	(14,336)	-	-	-	(14,336)
Foreign currency translation	-	-	-	(56,478)	-	-	(56,478)
Net loss for the period	-	-	-	-	(8,779,548)	(93,361)	(8,872,909)
Balance, March 31, 2023	63,111,766	63,112	173,467,433	170,619	(176,036,977)	(645,332)	(2,981,145)
Common stock issued for cash, net of issuance costs and allocation to warrant liability	14,950,000	14,950	17,071,656	-	-	-	17,086,606
Common stock issued for settlement of RSUs	74,598	75	(75)	-	-	-	-
Stock-based compensation	-	-	592,174	-	-	-	592,174
Tax withholdings paid related to stock-based compensation	-	-	(65,895)	-	-	-	(65,895)
Foreign currency translation	-	-	-	37,712	-	-	37,712
Net loss for the period	-	-	-	-	(9,470,979)	(80,298)	(9,551,277)
Balance, June 30, 2023	78,136,364	78,137	191,065,293	208,331	(185,507,956)	(725,630)	5,118,175

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2021	53,772,261	53,772	154,730,938	148,326	(136,988,636)	(222,295)	17,722,105
Common stock issued for cash, net of issuance costs	3,000	3	9,464	-	-	-	9,467
Common stock issued for settlement of RSUs	15,000	15	(15)	-	-	-	-
Stock-based compensation	-	-	915,031	-	-	-	915,031
Foreign currency translation	-	-	-	(117,904)	-	-	(117,904)
Net loss for the period	-	-	-	-	(7,634,030)	(83,977)	(7,718,007)
Balance, March 31, 2022	53,790,261	53,790	155,655,418	30,422	(144,622,666)	(306,272)	10,810,692
Common stock issued for settlement of RSUs	56,712	57	(57)	-	-	-	-
Stock-based compensation	-	-	854,304	-	-	-	854,304
Tax withholdings paid related to stock-based compensation	-	-	(67,988)	-	-	-	(67,988)
Foreign currency translation	-	-	-	214,097	-	-	214,097
Net loss for the period	-	-	-	-	(7,649,701)	(82,302)	(7,732,003)
Balance, June 30, 2022	53,846,973	53,847	156,441,677	244,519	(152,272,367)	(388,574)	4,079,102

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Six Months Ended June 30,
	2023	2022
	$	$
Operating Activities
Net loss	(18,424,186)	(15,450,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560,313	449,706
Amortization of operating lease right-of-use assets	127,210	133,260
Stock-based compensation	1,285,831	1,769,335
Gain on change in fair value of warrant liability	(28,971)	-
Changes in operating assets and liabilities:
Prepaid expenses	(166,351)	(337,701)
Accounts receivable	(196,487)	3,963
Other current assets	(95,073)	(187,337)
Deferred revenue, current and non-current	-	9,987,488
Accounts payable and accrued liabilities	961,764	1,088,936
Management and directors’ fees payable	9,019	2,958
Right-of-use assets operating leases liabilities	(125,393)	(115,548)
Net Cash Used In Operating Activities	(16,092,324)	(2,654,950)

Investing Activities
Purchases of property and equipment	(501,986)	(665,942)
Net Cash Used In Investing Activities	(501,986)	(665,942)

Financing Activities
Net proceeds from issuances of common stock	25,881,221	9,464
Tax withholdings paid related to stock-based compensation	(80,231)	(67,988)
Common stock repurchased	(31,772)	-
Proceeds from long-term debt	216,908	-
Payments on long-term debt	(475,965)	(631,667)
Payments on finance lease obligations	(23,188)	(24,384)
Net Cash Provided By (Used In) Financing Activities	25,486,973	(714,575)

Effect of foreign exchange on cash	(16,439)	184,595

Net change in cash and cash equivalents	8,876,224	(3,850,872)
Cash and cash equivalents – beginning of the period	10,867,050	20,581,313
Cash and cash equivalents – End of Period	19,743,274	16,730,441

Supplemental Disclosures of Cash Flow Information
Interest paid	109,643	78,161
Non-Cash Financing Activities
Common stock issued on cashless exercises of stock options and settlement of vested RSUs	102	72
Offering costs from issuance of common stock	239,772	-
Fair value of warrants issued in connection with public offering	366,960	-
Non-cash note payable	356,258	620,549

(The accompanying notes are an integral part of these condensed consolidated financial statements)

 VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) for the three and six months ended June 30, 2023 and June 30, 2022, are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2023, and its results of operations and cash flows for the periods ended June 30, 2023 and June 30, 2022. The results of operations for the periods ended June 30, 2023 and June 30, 2022, are not necessarily indicative of the results for a full-year period. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the "SEC") on March 15, 2023 (the “Annual Report”).

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

The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. In addition, the Company has considered the potential impact of certain economic factors, including inflation, rising interest rates, and recessionary pressures, on its business and operations. Although the full impact of these factors is unknown and cannot be reasonably estimated, the Company believes it has made appropriate accounting estimates and assumptions based on the facts and circumstances available as of the reporting date. However, the Company’s actual results may differ materially and adversely from these estimates and assumptions, which may result in material effects on the Company’s financial condition, results of operations, and liquidity. To the extent there are material differences between the estimates and the actual results, the Company’s condensed consolidated financial statements could be materially affected.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended June 30, 2023 include the accounts of the Company and its subsidiaries. The Company has two wholly owned subsidiaries, Singapore Volition Pte. Limited (“Singapore Volition”) and Volition Global Services SRL (“Volition Global”). Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL (“Belgian Volition”). Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f), Commitments and Contingencies – Other Commitments, for more information regarding VolitionRx, Volition Vet, Volition Germany and Volition America. All intercompany balances and transactions have been eliminated in consolidation.

 VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of June 30, 2023, cash and cash equivalents totaled approximately $19.7 million, of which $nil million was held in an overnight money market account.

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of June 30, 2023, the accounts receivable balance was $196,487 and the allowance for doubtful debts was $nil.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received (including non-refundable amounts), but have not been recognized as revenue because the related performance obligations are deemed incomplete. As of June 30, 2023, the Company recorded $10.0 million as deferred revenue in respect of a non-refundable payment received in relation to the Heska License Agreement.

Contract assets include costs and services incurred on contracts with open performance obligations. These contract assets were immaterial as of June 30, 2023.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2023, 7,795,320 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt, and a warrant liability. These items are considered Level 1 due to their short-term nature and their market interest rates, except for the warrant liability, which is considered Level 2 and is recorded at fair value at the end of each reporting period.

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023.

Fair Value Measurements at June 30, 2023

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	337,989	-	337,989

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

As of December 31, 2022, there was no warrant liability. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the six months ended June 30, 2023, as follows:

Warrant Liability
$
Balance at December 31, 2022	-
Fair value of warrant liability, at issuance	366,960
Gain on change in fair value of warrant liability	(28,971)
Balance at June 30, 2023	337,989

Research and Development

In accordance with ASC 730, “Research and Development,” the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $10.4 million and $6.9 million during the six-months ended June 30, 2023, and June 30, 2022, respectively.

Warrants Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-40, “Contracts in Entity’s Own Equity”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. The Company has reclassified the prior period comparative amounts for the three and six months ended June 30, 2023. A previously classified loan note has been recategorized as accounts payable balance in the consolidated statements of cashflows.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. The Company does not believe there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses since inception of $185.5 million, has had negative cash flows from operations on an annual basis, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of June 30, 2023 and December 31, 2022:

				June 30, 2023
	Useful Life	Cost $	Accumulated Depreciation $	Net Carrying Value $
Computer hardware and software	3 years	701,965	556,923	145,042
Laboratory equipment	5 years	4,416,852	2,087,220	2,329,632
Office furniture and equipment	5 years	369,630	262,134	107,496
Buildings	30 years	2,089,830	338,369	1,751,461
Building improvements	5-15 years	1,367,922	377,171	990,751
Land	Not amortized	131,013	-	131,013
		9,077,212	3,621,817	5,455,395

				December 31, 2022
	Useful Life	Cost $	Accumulated Depreciation $	Net Carrying Value $
Computer hardware and software	3 years	656,759	497,306	159,453
Laboratory equipment	5 years	4,190,289	1,951,387	2,238,902
Office furniture and equipment	5 years	358,575	239,436	119,139
Buildings	30 years	2,054,332	298,397	1,755,935
Building improvements	5-15 years	1,317,132	326,337	990,795
Land	Not amortized	128,788	-	128,788
		8,705,875	3,312,863	5,393,012

During the six-month periods ended June 30, 2023 and June 30, 2022, the Company recognized $517,921 and $407,059, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

			June 30, 2023
	Cost $	Accumulated Amortization $	Net Carrying Value $
Patents	1,120,330	1,052,608	67,722

			December 31, 2022
	Cost $	Accumulated Amortization $	Net Carrying Value $
Patents	1,104,103	993,598	110,505

During the six-month periods ended June 30, 2023 and June 30, 2022, the Company recognized $42,392 and $42,647, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2023	$43,050
2024	$24,672
Total Intangible Assets	$67,722

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of June 30, 2023, the Company was authorized to issue 100 million shares of common stock, par value $0.001 per share, of which 78,136,364 and 57,873,379 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

Stock Option Exercises

During the six months ended  June 30, 2023, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

The table below summarizes the stock options granted under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) or the 2011 Equity Incentive Plan (the “2011 Plan”), as indicated, that expired or were cancelled during the six months ended June 30, 2023.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	25,000	Apr 15, 2016	25,000	4.00	Feb 18, 2023
2015	55,000	Apr 13, 2020	55,000	3.60	Feb 18, 2023
2015	50,000	Mar 30, 2017	50,000	5.00	Feb 18, 2023
2015	50,000	Feb 11, 2019	50,000	3.25	Feb 18, 2023
2015	50,000	Jan 23, 2018	50,000	4.00	Feb 18, 2023
2015	32,383	Aug 3, 2021	32,383	3.40	Feb 18, 2023
2011	5,267	Mar 20, 2013	5,267	4.35	Mar 20, 2023
2011	1,100	Mar 20, 2013	1,100	4.35	Mar 20, 2023
2015	4,317	Aug 3, 2021	4,317	3.40	Jun 28, 2023
	273,067		273,067

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

RSU Settlements

Below is a table summarizing the RSUs vested and settled during the six months ended June 30, 2023, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares issued (#)	Shares Withheld for Taxes (#)
2015	15,000	Mar 25, 2023	15,000	-
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
2015	2,500	Apr 4, 2023	1,759	741
2015	13,500	Apr 4, 2023	7,995	5,505
2015	35,000	Apr 4, 2023	22,610	12,390
2015	50,000	May 1, 2023	35,707	14,293
2015	4,000	Jun 1, 2023	2,270	1,730
2015	7,500	Jun 1, 2023	4,257	3,243
	146,500		101,576	44,924

Warrant Expiration

Effective February 26, 2023, a warrant to purchase 125,000 shares of common stock expired unexercised.

Equity Capital Raises

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

On June 1, 2023, the Company entered into an underwriting agreement with Prime Executions, Inc. dba Freedom Capital Markets (“Freedom”) acting as the book-running manager of the offering and Bancroft Capital, LLC (“Bancroft”) acting as co-manager in connection with an underwritten public offering of 14,950,000 shares of the Company’s common stock, which includes Freedom’s exercise in full of its overallotment option, pursuant to the 2021 Form S-3. The underwriter purchased 13,000,000 shares and 1,950,000 shares from the Company on June 5 and June 23, 2023 respectively. The public offering price was $1.27 per share. The underwriter purchased the shares from the Company at a price of $1.1811 per share. The net proceeds received by the Company for the sale and issuance of the shares were approximately $17.6 million, before deducting offering expenses of $0.1 million paid by the Company.  In addition, the Company issued warrants to purchase an aggregate of 448,500 shares of Company common stock to Freedom, at an exercise price of $2.00 per share.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

Equity Capital Raises (continued)

The Company evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815-40. The Company determined the warrants issued in the Freedom offering failed the indexation guidance under ASC 815-40, specifically, the warrants provide for a Black-Scholes value calculation in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815-40, the Company has classified the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

The fair value of the warrants as of June 1, 2023, the issuance date, and June 30, 2023, were $366,960 and $337,989, respectively. The warrant liability was estimated using the Black-Scholes pricing model with the following assumptions.

		(At Issuance)
	June 30, 2023	June 1, 2023
Risk-free interest rate	3.7%	3.7%
Expected volatility	71.96%	71.56%
Expected life (years)	5.03	5.03
Expected dividend yield	-	-
Total fair value	$337,989	$366,960

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

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

During the three months ended June 30, 2023, the Company did not sell any shares of its common stock under the 2022 EDA. During the six months ended June 30, 2023, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $0.7 million under the 2022 EDA through the sale of 279,703 shares of its common stock. As of June 30, 2023, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $1.5 million under the 2022 EDA through the sale of 630,532 shares of its common stock.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the six-month period ended June 30, 2023.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	539,000	3.80
Granted	448,500	2.00
Expired/Cancelled	(125,000)	2.47
Outstanding at June 30, 2023	862,500	3.05

Exercisable at June 30, 2023	387,000	4.28

Below is a table summarizing the warrants issued and outstanding as of June 30, 2023, which have an aggregate weighted average remaining contractual life of 4.33 years.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
448,500	-	2.00	4.96	897,000
54,000	27,000	3.05	5.27	164,700
50,000	50,000	3.45	2.67	172,500
125,000	125,000	3.95	3.51	493,750
185,000	185,000	4.90	3.59	906,500
862,500	387,000			2,634,450

Stock-based compensation expense related to warrants of $20,320 and $53,601 was recorded in the six months ended June 30, 2023 and June 30, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $15,492 and is expected to be recognized over a period of 0.76 years. As of June 30, 2023, the total intrinsic value of warrants outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options

The following table summarizes the changes in options outstanding of the Company during the six-month period ended June 30, 2023.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	4,985,105	3.87
Expired/Cancelled	(273,067)	3.89
Outstanding at June 30, 2023	4,712,038	3.87

Exercisable at June 30, 2023	4,226,261	3.93

Below is a table summarizing the options issued and outstanding as of June 30, 2023, all of which were issued pursuant to the Company’s 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option and RSU issuances commencing in 2016) and which have an aggregate weighted average remaining contractual life of 4.73 years. As of June 30, 2023, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which 2,574,568 shares of common stock remainedavailable for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
585,000	585,000	3.25	1.62	1,901,250
2,717	2,717	3.35	0.18	9,102
985,887	500,110	3.40	8.10	3,352,016
740,000	740,000	3.60	6.86	2,664,000
1,607,837	1,607,837	4.00	3.24	6,431,348
5,434	5,434	4.35	0.18	23,638
89,163	89,163	4.38	4.57	390,534
50,000	50,000	4.80	3.51	240,000
646,000	646,000	5.00	3.74	3,230,000
4,712,038	4,226,261			18,241,888

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Stock-based compensation expense related to stock options of $235,368 and $784,236 was recorded in the six months ended June 30, 2023 and June 30, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $51,995 and is expected to be recognized over a period of 0.26 years. As of June 30, 2023, the total intrinsic value of stock options outstanding was $nil.

c) Restricted Stock Units

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2023, all of which were issued pursuant to the 2015 Plan.

	Number of RSUs	Weighted Average Share Price ($)
Outstanding at December 31, 2022	2,262,908	1.77
Granted	167,717	1.63
Vested/Settled	(146,500)	3.08
Cancelled	(63,343)	1.83
Outstanding at June 30, 2023	2,220,782	1.67

Below is a table summarizing the RSUs granted during the six months ended June 30, 2023, all of which were issued pursuant to the 2015 Stock Incentive Plan. The RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
2015	57,000	Mar 27, 2023	36 Months	Mar 27, 2024	Mar 27, 2025	Mar 27, 2026	98,040
2015	50,000	Mar 27, 2023	24 Months	Mar 27, 2024	Mar 27, 2025	N/A	86,000
2015	5,325	Mar 27, 2023	12 Months	Mar 27, 2024	N/A	N/A	9,159
2015	47,000	Jun 15, 2023	36 Months	Jun 15, 2024	Jun 15, 2025	Jun 15, 2026	74,260
2015	8,392	Jun 15, 2023	12 Months	Jun 15, 2024	N/A	N/A	13,260
	167,717						280,719

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs vested and settled during the six months ended June 30, 2023, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares issued (#)	Shares Withheld for Taxes (#)
2015	15,000	Mar 25, 2023	15,000	-
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
2015	2,500	Apr 4, 2023	1,759	741
2015	13,500	Apr 4, 2023	7,995	5,505
2015	35,000	Apr 4, 2023	22,610	12,390
2015	50,000	May 1, 2023	35,707	14,293
2015	4,000	Jun 1, 2023	2,270	1,730
2015	7,500	Jun 1, 2023	4,257	3,243
	146,500		101,576	44,924

Below is a table summarizing the RSUs cancelled during the six months ended June 30, 2023, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vest Date	RSUs Cancelled (#)
2015	5,000	Apr 30, 2023	Jun 1, 2024	5,000
2015	4,334	Apr 30, 2023	Oct 4, 2023	4,334
2015	4,333	Apr 30, 2023	Oct 4, 2024	4,333
2015	4,333	Apr 30, 2023	Oct 4, 2025	4,333
2015	5,000	Apr 30, 2023	Jun 1, 2023	5,000
2015	5,000	May 5, 2023	Oct 4, 2023	5,000
2015	5,000	May 5, 2023	Oct 4, 2024	5,000
2015	5,000	May 5, 2023	Oct 4, 2025	5,000
2015	6,000	May 5, 2023	Mar 1, 2024	6,000
2015	667	Jun 15, 2023	Nov 29, 2023	667
2015	667	Jun 15, 2023	Nov 29, 2024	667
2015	666	Jun 15, 2023	Nov 29, 2025	666
2015	5,000	Jun 28, 2023	Oct 4, 2023	5,000
2015	5,000	Jun 28, 2023	Oct 4, 2024	5,000
2015	5,000	Jun 28, 2023	Oct 4, 2025	5,000
2015	2,343	Jun 28, 2023	Aug 3, 2023	2,343
	63,343			63,343

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2023 and which have an aggregate weighted average remaining contractual life of 1.41 years.

Number Outstanding	Weighted Average Grant date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
450,000	0.69	2.76
1,090,000	1.46	1.26
55,392	1.58	1.75
25,000	1.69	0.73
112,325	1.72	1.51
63,102	2.01	0.58
1,000	2.15	1.42
11,500	2.45	0.92
9,000	2.81	0.67
4,000	2.83	0.61
85,000	2.95	1.01
19,904	3.04	0.26
258,809	3.31	0.12
12,000	3.32	0.19
2,000	3.38	0.46
21,750	3.51	0.34
2,220,782

Stock-based compensation expense related to RSUs of $1,030,143 and $931,498 was recorded in the six months ended June 30, 2023 and June 30, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,633,852.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing in May 2031 with implicit interest of 2.62%. As of June 30, 2023, the balance payable was $467,223.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2023.

2023	$29,362
2024	$58,722
2025	$58,722
2026	$58,723
2027	$58,723
Greater than 5 years	$256,898
Total	$521,150
Less: Amount representing interest	$(53,927)
Present value of minimum lease payments	$467,223

b) Operating Lease Right-of-Use Obligations

As of June 30, 2023, operating lease right-of-use assets and liabilities arising from operating leases were $530,669 and $558,456, respectively. During the six months ended June 30, 2023, cash paid for amounts included for the measurement of lease liabilities was $126,276 and the Company recorded operating lease expense of $127,495. The Company’s weighted average discount rate is 2.53% and the weighted average remaining lease term is 23 months.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2023.

2023	$141,718
2024	$173,422
2025	$129,643
2026	$101,773
2027	$33,625
2028	$1,304
Total Operating Lease Obligations	$581,485
Less: Amount representing interest	$(23,029)
Present Value of minimum lease payments	$558,456

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the six months ended June 30, 2023, the Company recognized $33,426 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2023	$41,416
2024	$32,656
Total Operating Lease Liabilities	$74,072

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6.00% royalty on revenue, is equal to twice the amount of funding received. As of June 30, 2023, the grant balance repayable was $27,294.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000. Per the terms of the agreement, €181,500 of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of June 30, 2023, the grant balance repayable was $109,133.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433. Per the terms of the agreement, €278,830 of the grant is to be repaid by installments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of June 30, 2023, the grant balance repayable was $234,378.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000. Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of June 30, 2023, the grant balance repayable was $99,485.

As of June 30, 2023, the total grant balance repayable was $470,290 and the payments remaining were as follows:

2023	$50,133
2024	$26,999
2025	$35,178
2026	$42,753
2027	$46,772
Greater than 5 years	$268,455
Total Grants Repayable	$470,290

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing in December 2023. As of June 30, 2023, the principal balance payable was $42,553.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing in December 2031. As of June 30, 2023, the principal balance payable was $182,670.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing in September 2024. As of June 30, 2023, €1 million had been drawn down under this agreement and the principal balance payable was $382,122.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.80%, maturing in September 2024. As of June 30, 2023, the principal balance payable was $205,545.

In 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of June 30, 2023, the principal balance payable was $732,612.

In 2021, the Company entered into a 3 ½ year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%, maturing June 2025. As of June 30, 2023, the principal balance payable was $368,474.

In 2022, the Company entered into a 4 year loan agreement with Namur Invest for a maximum of €1.0 million with fixed interest rate of 6.0%, maturing in July 2026. As of June 30, 2023, the principal balance payable was $973,472.

In 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €500,000 with fixed interest rate of 5.45%, maturing December 2027. As of June 30, 2023, the principal balance payable was $545,888.

In June 2023, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €400,000 with fixed interest rate of 7.0%, maturing June 2027. As of June 30, 2023, €200,000 had been drawn down under this agreement and the principal balance payable was $218,355.

As of June 30, 2023, the total balance for long-term debt payable was $3,651,691 and the payments remaining were as follows:

2023	$711,033
2024	$1,228,413
2025	$787,000
2026	$559,176
2027	$304,115
Greater than 5 years	$454,520
Total	$4,044,257
Less: Amount representing interest	$(392,566)
Total Long-Term Debt	$3,651,691

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of June 30, 2023, $510,000 is still to be paid by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $449,406. As of June 30, 2023, $449,406 is due by the Company under this agreement.

As of June 30, 2023, the total amount to be paid for future research and collaboration commitments was approximately $959,406 and the payments remaining were as follows:

2023	$877,633
2024 - 2027	$81,773
Total Collaborative Agreement Obligations	$959,406

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of June 30, 2023, TAMU has a 12.5% equity interest in Volition Vet.

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

As of June 30, 2023, $213 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of $120,095.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Other Commitments (continued)

Volition America

On November 3, 2020, the Company entered into a professional services master agreement (the “Master Agreement”) with Diagnostic Oncology CRO, LLC (“DXOCRO”) to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. On August 8, 2022, the Company and DXOCRO amended and restated the Master Agreement to expand the scope of DXOCRO’s consultant services provided thereunder (the “A&R Master Agreement”). The A&R Master Agreement requires DXOCRO to support development and clinical validation studies for the Company’s Nu.Q® product portfolio in the United States, including by conducting large-scale finding studies across multiple sites in the U.S. using Nu.Q® NETs and Nu.Q® Cancer tests to determine clinical utility in sepsis and non-Hodgkin’s lymphoma. The Company anticipates DXOCRO’s services under the agreement will be completed by the end of the third quarter 2023 at a total cost to the Company of up to $4.2 million. The Company’s payment obligations accrue upon delivery of projects under the agreement. The Company may terminate the agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed. As of June 30, 2023, $428,669 is payable under the A&R Master Agreement, and up to $1,316,023 may be payable by Company in future periods for services rendered.

VolitionRx

On February 27, 2023, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $356,258 with fixed interest rate of 7.42%, maturing November 2023. As of June 30, 2023, the maximum has been drawn down under this agreement and the principal balance payable was $197,921.

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

In October 2022, the Compensation Committee of the Board of Directors approved the granting of RSUs under the 2015 Plan to various employees in exchange for services provided to the Company. These RSUs vest upon the achievement of certain corporate goals focused around product development and commercialization with further time based vesting over three years, and subject to continued service.

In October 2022, the Compensation Committee of the Board of Directors approved the granting of RSUs under the 2015 Plan to various employees in exchange for services provided to the Company. These RSUs vest upon the share price closing above $5.00 per share for a minimum of ten consecutive trading days within a period of three years from the date of grant, with further time based vesting in a single installment six months after the timely achievement of the target, if at all, and subject to continued service.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

In October 2022 the Compensation Committee of the Board of Directors approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around product development, manufacturing, financing and commercialization, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries. Conditional upon the achievement by January 1, 2023 and July 1, 2023 of all specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipients. As of June 30, 2023, the Company has accrued compensation expense of $1,069,523 in relation to the July 1, 2023 specified corporate goals based on the actual outcomes related to the prescribed performance targets.

An aggregate of 1,144,000 RSUs were issued under the 2015 Plan in connection with the October 2022 grants and an aggregate of 1,000,000 stock options and 500,000 RSUs were issued under the 2015 Plan in connection with the August 2021 and October 2021 grants.

As of June 30, 2023, the Company has recognized compensation expense of $854,055 in relation to the options that will vest in 2023. The Company has unrecognized compensation expense of $51,995 in relation to such stock options, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Amortized	Amortized	Amortized	Un-Amortized
Award	2023	2022	2021	2023
$	$	$	$	$
969,592	-	580,411	389,181	-
854,055	223,192	450,090	180,773	51,995

As of June 30, 2023, the Company has recognized compensation expense of $718,946 in relation to RSUs that will vest in 2023. The Company has unrecognized compensation expense of $134,992 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Amortized	Amortized	Amortized	Un-Amortized
Award	2023	2022	2021	2023
$	$	$	$	$
822,149	-	493,207	328,942	-
718,946	188,016	379,191	151,739	134,992

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

As of June 30, 2023, the Company has recognized total compensation expense of $724,339 of which $393,663 in relation to RSUs that will vest in 2023, $195,105 in relation to RSUs that will vest in 2024, and $135,571 in relation to RSUs that will vest in 2025. The Company has unrecognized compensation expense of $873,837 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Vesting	Amortized	Amortized	Un-Amortized
Year	2023	2022
	$	$	$
2023	259,576	134,087	139,144
2024	130,017	65,088	329,274
2025	88,886	46,686	405,419
	478,479	245,861	873,837

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Restricted Stock Units

On July 5, 2023, the Compensation Committee of the Board of Directors approved the satisfactory achievement of certain corporate goals established by the Compensation Committee on October 4, 2022, which resulted in the vesting of rights with respect to an aggregate of 490,500 RSUs. The RSUs are further subject to a 3-year time based vesting schedule, vesting in three equal installments on each of October 4, 2023, October 4, 2024 and October 4, 2025, and conditioned upon the recipient’s continued service through the applicable vesting date.

Effective July 13, 2023, the Company granted aggregate RSUs of 14,000 shares of common stock to employees of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. These RSUs vest over three years, with one-third vesting on each of July 13, 2024, July 13, 2025 and July 13, 2026, subject to continued service, and will result in total compensation expense of $18,480.

Effective July 13, 2023, the Company granted RSUs of 43,165 shares of common stock to an advisor of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. These RSUs vest as set out in the agreement with 21,583 vesting on October 13, 2023 and 21,582 vesting on January 13, 2024, subject to continued service, and will result in total compensation expense of $56,978.

On July 28, 2023, 14,000 RSUs previously granted to an employee were cancelled and returned as authorized and unissued shares under the 2015 Plan upon termination of employment prior to vesting.

On August 3, 2023, 208,809 RSUs vested and resulted in the issuance of 167,809 shares of common stock and the remaining 41,000 shares of common stock were withheld for taxes and returned as authorized shares under the 2015 Stock Incentive Plan.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Report and in our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in this Report and in our Annual Report, as well as our other public filings with the SEC. Please refer to the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information.

Company Overview

Volition is a multi-national epigenetics company powered by Nu.Q®, its proprietary nucleosome quantification platform. Through its subsidiaries, Volition is developing and commercializing simple, easy to use, cost-effective blood tests to help diagnose and monitor a range of life-altering diseases, including some cancers and diseases associated with NETosis, such as sepsis and COVID-19. Early diagnosis and monitoring have the potential to not only prolong the life of patients, but also improve their quality of life.

The tests are based on the science of Nucleosomics™, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluids, since changes in these parameters are an indication that disease is present.

We have five key pillars of focus, all of which use the same proprietary Nu.Q® platform to commercialize in different areas.

•	Nu.Q® Vet - cost-effective, easy-to-use cancer screening blood test for dogs and other animals.
•	Nu.Q® NETs - monitoring the immune system to save lives in both humans and animals.
•	Nu.Q® Cancer - detecting human cancer early to save lives.
•	Nu.Q® Capture - capturing and concentrating samples for more accurate diagnosis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.

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

We believe, given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, Nu.Q® could be used throughout the world.

We aim to remain an intellectual property (“IP”) powerhouse in the Nucleosomics™ space and plan to monetize our IP and technologies through licensing and distribution contracts with companies that have established distribution networks and expertise on a worldwide or regional basis, in both human and animal care across platforms (centralized labs and point-of-care).

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska Corporation (“Heska”), a leading global provider of advanced veterinary diagnostics. In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing and is eligible to receive up to an additional $18.0 million based upon the achievement of certain near and mid-term milestones. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test in kit format for companion animals through Heska’s network of central reference laboratories. In February 2023 Heska commenced pre-orders of the Nu.Q® Canine Cancer Screen and Monitor Test for veterinarians in Heska’s network at the point of care.

We also entered into a licensing and supply agreement with IDEXX Laboratories, Inc. (“IDEXX”), a global leader in pet healthcare innovation, in October 2022. This contract provides worldwide customer reach through IDEXX’s global reference laboratory network as we continue to commercialize our transformational Nu.Q® technology within the companion animal healthcare sector and capitalize on the significant opportunities available. IDEXX launched the IDEXX Nu.Q® Canine Cancer Screen in the United States in January 2023.

Further, we engaged DNAtech, Portugal, and, through our agreement with Heska, Scil Lab Europe, to launch the Nu.Q® Vet Cancer Test to customers in Europe commencing in November 2022.

Following the roll-out of our Nu.Q® Vet Cancer Test and Nu.Q® Discover, the next series of products we anticipate launching are as follows:

•	a canine cancer monitoring claim;
•	NETosis related screening and monitoring tests for use in human sepsis, coagulation and COVID-19; and
•	cancer tests for humans in Non-Hodgkin's Lymphoma, colorectal cancer and lung cancer.

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

The use of Nu.Q® Capture technology in the field of transcription factors has led to the successful isolation of tumor derived transcription factor-DNA complexes from blood samples obtained from cancer patients. Development is ongoing. As transcription factor binding to DNA is cancer and tissue specific, this technology may, in principle, provide the basis for blood tests for cancer in general as well as blood tests to identify the organ or tissue affected by cancer.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of June 30, 2023, we had cash and cash equivalents of approximately $19.7 million.

Net cash used in operating activities was $16.1 million for the six months ended June 30, 2023 and $2.7 million for the six months ended June 30, 2022. The increase in cash used in operating activities for the period ended June 30, 2023 when compared to same period in 2022 was primarily due to a $10.0 million payment received pursuant to our license and supply agreement with Heska in the period ended June 30, 2022.

Net cash used in investing activities was $0.5 million and $0.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The decrease was primarily due to lower purchases of laboratory equipment.

Net cash provided by financing activities was $25.5 million for the six months ended June 30, 2023 and net cash used in financing activities was $0.7 million for the comparable period ended June 30, 2022. The increase in cash provided by financing activities for the period ended June 30, 2023 when compared to same period in 2022 was due to $17.6 million in net cash received from the issuance of shares of common stock in a registered public offering in June 2023, $8.0 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2023 and $0.7 million in net cash received from the issuance of shares of common stock under our “at-the-market” facilities during the period ended June 30, 2023.

The following table summarizes our approximate contractual payments due by year as of June 30, 2023.

Approximate Payments (Including Interest) Due by Year

	Total	2023	2024 - 2027	2028 +
Description	$	$	$	$
Financing lease liabilities	521,150	29,362	234,890	256,898
Operating lease liabilities and short-term lease	655,557	183,134	471,119	1,304
Grants repayable	470,290	50,133	151,702	268,455
Long-term debt	4,044,257	711,033	2,878,704	454,520
Collaborative agreements obligations	959,406	877,633	81,773	-
Total	6,650,660	1,851,295	3,818,188	981,177

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and June 30, 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
	$	$	$	%
Service	50,163	10,046	40,117	>100%
Product	166,147	29,706	136,441	>100%
Total Revenues	216,310	39,752	176,558	>100%

Research and development	5,451,287	3,279,323	2,171,964	66%
General and administrative	2,644,957	3,085,840	(440,883)	(14%)
Sales and marketing	1,669,102	1,774,064	(104,962)	(6%)
Total Operating Expenses	9,765,346	8,139,227	1,626,119	20%

Grant income	-	393,440	(393,440)	(100%)
Interest income	27,109	11,161	15,948	>100%
Interest expense	(58,321)	(37,129)	(21,192)	57%
Gain on change in fair value of warrant liability	28,971	-	28,971	>100%
Total Other Income (Expenses)	(2,241)	367,472	(369,713)	>(100%)

Net Loss	(9,551,277)	(7,732,003)	1,819,274	24%

Revenues

Our operations are transitioning from a research and development focused stage to a commercialization stage. Revenues during the three-months ended June 30, 2023 were $216,310 compared with $39,752 for the three-months ended June 30, 2022. The main source of revenue during the three months ended June 30, 2023 was product revenues from sales of the Nu.Q® Vet Cancer Test and services revenues from our Nu.Q® Discover offering. The primary source of revenue during the three-months ended June 30, 2022 was product revenues from sales of the Nu.Q® Vet Cancer Test and H3.1 kits under the Volition Nu.Q® Discover offering.

Operating Expenses

Total operating expenses increased to $9.8 million for the three months ended June 30, 2023 from $8.1 million for the three months ended June 30, 2022, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $5.5 million from $3.3 million for the three-months ended June 30, 2023, and June 30, 2022 respectively. This increase was primarily related to increased direct research and development expenses as a result of the clinical trials with DXOCRO, and higher personnel expenses. The number of full-time equivalent (“FTE”) personnel we employed in this division increased by 12 to 69 compared to the prior year period.

	Three Months Ended June 30,
	2023	2022	Change
	$	$	$
Personnel expenses	2,365,522	1,585,570	779,952
Stock-based compensation	149,420	155,784	(6,364)
Direct research and development expenses	2,387,523	1,266,746	1,120,777
Other research and development	271,549	98,293	173,256
Depreciation and amortization	277,273	172,930	104,343
Total research and development expenses	5,451,287	3,279,323	2,171,964

General and Administrative Expenses

General and administrative expenses declined to $2.6 million from $3.1 million for the three-months ended June 30, 2023, and June 30, 2022, respectively. Higher personnel costs were offset by lower stock-based compensation, legal and professional fees and other general administrative costs. Notably, the FTE personnel number within this division decreased by 2 to 21 compared to the prior year period.

	Three Months Ended June 30,
	2023	2022	Change
	$	$	$
Personnel expenses	1,407,410	1,283,322	124,088
Stock-based compensation	259,124	387,901	(128,777)
Legal and professional fees	529,655	814,532	(284,877)
Other general and administrative	387,599	492,268	(104,669)
Depreciation and amortization	61,169	107,817	(46,648)
Total general and administrative expenses	2,644,957	3,085,840	(440,883)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $1.7 million from $1.8 million for the three-months ended June 30, 2023, and June 30, 2022, respectively. This decrease was primarily due a reduction in stock-based compensation offset partly by higher personnel expenses during the period. The FTE personnel number within this division increased by 2 to 21 compared to the prior year period.

	Three Months Ended June 30,
	2023	2022	Change
	$	$	$
Personnel expenses	1,217,477	1,170,074	47,403
Stock-based compensation	183,631	310,622	(126,991)
Direct marketing and professional fees	254,768	280,817	(26,049)
Depreciation and amortization	13,226	12,551	675
Total sales and marketing expenses	1,669,102	1,774,064	(104,962)

Other Income (Expense)

For the three months ended June 30, 2023, the Company’s other expense was $2,241 compared to other income of $367,472 for the three months ended June 30, 2022. These prior year amounts primarily consisted of grant income. The significant decrease in other income was due to no grant income earned during the period.

Net Loss

For the three months ended June 30, 2023, the Company’s net loss was approximately $9.6 million in comparison to a net loss of $7.7 million for the three months ended June 30, 2022. The change was primarily a result of increased clinical trial and personnel costs.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022

The following table sets forth our results of operations for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,		Increase	Percentage Increase
	2023	2022	(Decrease)	(Decrease)
	$	$	$	$
Service	55,519	70,300	(14,781)	(21%)
Product	310,599	83,663	226,936	>100%
Total Revenues	366,118	153,963	212,155	>100%

Research and development	10,356,965	6,869,376	3,487,589	51%
General and administrative	5,226,660	5,687,992	(461,332)	(8%)
Sales and marketing	3,376,559	3,373,047	3,512	0%
Total Operating Expenses	18,960,184	15,930,415	3,029,769	19%

Grant income	165,795	393,440	(227,645)	(58%)
Interest income	84,757	11,163	73,594	>100%
Interest expense	(109,643)	(78,161)	(31,482)	40%
Gain on change in fair value of warrant liability	28,971	-	28,971	>100%
Total Other Income (Expenses)	169,880	326,442	(156,562)	(48%)

Net Loss	(18,424,186)	(15,450,010)	2,974,176	19%

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenues during the six-months ended June 30, 2023 were $366,118, compared with $153,963 for the six-months ended June 30, 2022. The main source of revenues during the six-months ended June 30, 2023 was product sales of the Nu.Q® Vet Cancer Test and services revenue from our Nu.Q®  Discover offering. The primary source of revenue during the six-months ended June 30, 2022 was product sales of the Nu.Q® Vet Cancer Test and services revenue from our Nu.Q®  Discover offering.

Operating Expenses

Total operating expenses increased to $19.0 million from $15.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $10.4 million for the six months ended June 30, 2023, from $6.9 million for the six months ended June 30, 2022. This increase was primarily related to increased direct research and development expenses as a result of the clinical trials with DXOCRO, and higher personnel expenses. The FTE personnel number increased by 12 to 69 compared to the prior year period.

	Six Months Ended June 30,
	2023	2022	Change
	$	$	$
Personnel expenses	4,409,655	3,361,289	1,048,366
Stock-based compensation	292,474	346,948	(54,474)
Direct research and development expenses	4,562,335	2,598,029	1,964,306
Other research and development	552,621	243,633	308,988
Depreciation and amortization	539,880	319,477	220,403
Total research and development expenses	10,356,965	6,869,376	3,487,589

General and Administrative Expenses

General and administrative expenses decreased to $5.2 million from $5.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively. This decrease was due to stock-based compensation and reduced legal costs in the current year, partly offset by higher overall personnel expenses during the period. The FTE personnel number decreased by 2 to 21 compared to the prior year period.

	Six Months Ended June 30,
	2023	2022	Change
	$	$	$
Personnel expenses	2,668,045	2,456,502	211,543
Stock-based compensation	562,649	832,702	(270,053)
Legal and professional fees	1,156,658	1,320,474	(163,816)
Other general and administrative	719,299	839,563	(120,264)
Depreciation and amortization	120,009	238,751	(118,742)
Total general and administrative expenses	5,226,660	5,687,992	(461,332)

Sales and Marketing Expenses

Sales and marketing expenses remained flat at $3.4 million compared to $3.4 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Higher personnel expenses were offset by reduced stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number increased by 2 to 21 compared to the prior year period.

	Six Months Ended June 30,
	2023	2022	Change
	$	$	$
Personnel expenses	2,436,742	2,187,165	249,577
Stock-based compensation	430,708	589,685	(158,977)
Direct marketing and professional fees	482,753	571,460	(88,707)
Depreciation and amortization	26,356	24,737	1,619
Total sales and marketing expenses	3,376,559	3,373,047	3,512

Other Income

For the six months ended June 30, 2023, the Company’s other income was $169,880 compared to other income of $326,442 for the six months ended June 30, 2022. These amounts primarily consisted of grant income. The decrease in other income was mainly due a reduction in grant income earned in the period.

Net Loss

For the six months ended June 30, 2023, the Company’s net loss was approximately $18.4 million in comparison to a net loss of $15.5 million for the six months ended June 30, 2022. The change was a result of increased clinical trial and personnel costs.

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

We base our estimates and assumptions on current facts, historical experiences, information from third party professionals and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from our estimates. To the extent there are differences between the estimates and the actual results, future results of operations could be materially affected.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2022, that our disclosure controls and procedures were not effective as of June 30, 2023, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1•	Underwriting Agreement, dated June 1, 2023, by and between VolitionRx Limited and Prime Executions, Inc. dba Freedom Capital Markets.	8-K	001-36833	1.1	06/05/23

3.1	Second Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-36833	3.1	10/11/16

3.2	Amended and Restated Bylaws, as currently in effect.	S-8	333-208512	4.2	12/11/15

4.1	Description of Capital Stock.	10-K	001-36833	4.1	2/20/20

4.2	Form of Underwriter Warrant.	8-K	001-36833	4.1	06/05/23

10.1#	2015 Stock Incentive Plan, as amended.	8-K	001-36833	10.1	06/30/23

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

•

Certain exhibits to the Underwriting Agreement have been omitted from the filing pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of such exhibits to the Securities and Exchange Commission upon request by the Commission or its Staff.

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

VOLITIONRX LIMITED

Dated: August 14, 2023	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer
(Authorized Signatory and Principal Financial and Accounting Officer)

