Form 10-Q
period 2023-09-30
VOLITIONRX LTD
filed 2023-11-14
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2023, there were 78,685,873 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, statements regarding predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; clinical studies and results; industry trends; anticipated demand for our products, or the products of our competitors; manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; the commercialization of our products and the relationships and anticipated outcome of our engagements with our licensors; the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; our anticipated use of our cash reserves; the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our inability to generate any significant revenue or achieve profitability;
•	Our need to raise additional capital in the future;
•	Our expectations to expand our product development and sales and marketing capabilities could give rise to difficulties in managing our growth;
•	Our dependence on third-party distributors;
•	Our limited experience with sales and marketing;
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;
•	Our ability to successfully develop, manufacture, market, and sell our future products;
•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;
•	The acceptance by the marketplace of our future products;
•	The highly competitive and rapidly changing nature of the diagnostics market;
•	Protection of our patents, intellectual property and trade secrets;
•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;
•	The material weaknesses in our internal control over financial reporting that we have identified;
•	Business disruptions and economic and other uncertainties; and
•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”).

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

3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	September 30,	December 31,
	2023	2022
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	10,808,747	10,867,050
Accounts receivable	34,441	72,609
Prepaid expenses	860,780	784,920
Other current assets	493,351	447,566
Total Current Assets	12,197,319	12,172,145

Property and equipment, net	5,304,805	5,393,012
Operating lease right-of-use assets	490,468	619,392
Intangible assets, net	48,276	110,505
Total Assets	18,040,868	18,295,054

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,059,844	3,043,008
Accrued liabilities	2,867,610	2,872,247
Deferred revenue	10,000,000	10,000,000
Management and directors’ fees payable	59,982	71,119
Current portion of long-term debt	1,258,193	1,066,700
Current portion of finance lease liabilities	46,279	46,014
Current portion of operating lease liabilities	194,772	245,163
Current portion of grant repayable	50,349	41,836
Warrant liability	117,115	-
Total Current Liabilities	17,654,144	17,386,087

Long-term debt, net of current portion	2,086,200	2,779,240
Finance lease liabilities, net of current portion	395,390	436,132
Operating lease liabilities, net of current portion	323,957	400,091
Grant repayable, net of current portion	432,486	420,466
Total Long-Term Liabilities	3,238,033	4,035,929
Total Liabilities	20,892,177	21,422,016

Stockholders' Equity (Deficit)
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 78,342,417 shares and 57,873,379 shares, respectively	78,343	57,873
Additional paid-in capital	191,517,500	164,397,468
Accumulated other comprehensive income	239,622	227,097
Accumulated deficit	(193,878,257)	(167,257,429)
Total VolitionRx Limited Stockholders' Equity (Deficit)	(2,042,792)	(2,574,991)
Non-controlling interest	(808,517)	(551,971)
Total Stockholders’ Equity (Deficit)	(2,851,309)	(3,126,962)

Total Liabilities and Stockholders’ Equity (Deficit)	18,040,868	18,295,054

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 $	2022 $	2023 $	2022 $

Revenues
Services	37,688	9,881	93,207	80,181
Royalty	-	2,911	-	2,911
Product	127,523	19,922	438,122	103,585
Total Revenues	165,211	32,714	531,329	186,677

Operating Expenses
Research and development	4,650,658	4,002,212	15,007,623	11,202,902
General and administrative	2,599,908	2,498,506	7,826,568	7,855,184
Sales and marketing	1,567,700	1,524,952	4,944,259	4,897,999
Total Operating Expenses	8,818,266	8,025,670	27,778,450	23,956,085

Operating Loss	(8,653,055)	(7,992,956)	(27,247,121)	(23,769,408)

Other Income (Expenses)
Grant income	48,656	171,439	214,451	564,879
Loss on disposal of fixed assets	(15,913)	-	(15,913)	-
Interest income	230	46,945	84,987	58,108
Interest expense	(53,980)	(37,699)	(163,623)	(115,860)
Gain on change in fair value of warrant liability	220,874	-	249,845	-

Total Other Income	199,867	180,685	369,747	507,127

Net Loss	(8,453,188)	(7,812,271)	(26,877,374)	(23,262,281)
Net Loss Attributable to Non-Controlling Interest	82,887	69,305	256,546	235,584
Net Loss Attributable to VolitionRx Limited Stockholders	(8,370,301)	(7,742,966)	(26,620,828)	(23,026,697)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	31,291	71,027	12,525	167,220
Net Comprehensive Loss	(8,421,897)	(7,741,244)	(26,864,849)	(23,095,061)

Net Loss Per Share – Basic and Diluted Attributable to VolitionRx Limited	(0.11)	(0.14)	(0.39)	(0.42)

Weighted Average Shares Outstanding
– Basic and Diluted	78,176,859	56,120,079	68,494,766	54,603,929

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Nine Months Ended September 30, 2023 and September 30, 2022

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2022	57,873,379	57,873	164,397,468	227,097	(167,257,429)	(551,971)	(3,126,962)
Common stock issued for cash, net of issuance costs	5,224,703	5,225	8,422,430	-	-	-	8,427,655
Common stock issued for settlement of RSUs	26,978	27	(27)	-	-	-	-
Common stock repurchased	(13,294)	(13)	(31,759)	-	-	-	(31,772)
Stock-based compensation	-	-	693,657	-	-	-	693,657
Tax withholdings paid related to stock-based compensation	-	-	(14,336)	-	-	-	(14,336)
Foreign currency translation	-	-	-	(56,478)	-	-	(56,478)
Net loss for the period	-	-	-	-	(8,779,548)	(93,361)	(8,872,909)
Balance, March 31, 2023	63,111,766	63,112	173,467,433	170,619	(176,036,977)	(645,332)	(2,981,145)
Common stock issued for cash, net of issuance costs and allocation to warrant liability	14,950,000	14,950	17,071,656	-	-	-	17,086,606
Common stock issued for settlement of RSUs	74,598	75	(75)	-	-	-	-
Stock-based compensation	-	-	592,174	-	-	-	592,174
Tax withholdings paid related to stock-based compensation	-	-	(65,895)	-	-	-	(65,895)
Foreign currency translation	-	-	-	37,712	-	-	37,712
Net loss for the period	-	-	-	-	(9,470,979)	(80,298)	(9,551,277)
Balance, June 30, 2023	78,136,364	78,137	191,065,293	208,331	(185,507,956)	(725,630)	5,118,175

Issuance costs	-	-	(12,501)	-	-	-	(12,501)
Common stock issued for settlement of RSUs	206,053	206	(206)	-	-	-	-
Stock-based compensation	-	-	537,980	-	-	-	537,980
Tax withholdings paid related to stock-based compensation	-	-	(73,066)	-	-	-	(73,066)
Foreign currency translation	-	-	-	31,291	-	-	31,291
Net loss for the period	-	-	-	-	(8,370,301)	(82,887)	(8,453,188)
Balance, September 30, 2023	78,342,417	78,343	191,517,500	239,622	(193,878,257)	(808,517)	(2,851,309)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2021	53,772,261	53,772	154,730,938	148,326	(136,988,636)	(222,295)	17,722,105
Common stock issued for cash, net of issuance costs	3,000	3	9,464	-	-	-	9,467
Common stock issued for settlement of RSUs	15,000	15	(15)	-	-	-	-
Stock-based compensation	-	-	915,031	-	-	-	915,031
Foreign currency translation	-	-	-	(117,904)	-	-	(117,904)
Net loss for the period	-	-	-	-	(7,634,030)	(83,977)	(7,718,007)
Balance, March 31, 2022	53,790,261	53,790	155,655,418	30,422	(144,622,666)	(306,272)	10,810,692
Common stock issued for settlement of RSUs	56,712	57	(57)	-	-	-	-
Stock-based compensation	-	-	854,304	-	-	-	854,304
Tax withholdings paid related to stock-based compensation	-	-	(67,988)	-	-	-	(67,988)
Foreign currency translation	-	-	-	214,097	-	-	214,097
Net loss for the period	-	-	-	-	(7,649,701)	(82,302)	(7,732,003)
Balance, June 30, 2022	53,846,973	53,847	156,441,677	244,519	(152,272,367)	(388,574)	4,079,102

Common stock issued for cash	3,450,000	3,450	5,941,733	-	-	-	5,945,183
Common stock issued for settlement of RSUs	199,030	199	(199)	-	-	-	-
Stock-based compensation	-	-	639,075	-	-	-	639,075
Tax withholdings paid related to stock-based compensation	-	-	(82,288)	-	-	-	(82,288)
Foreign currency translation	-	-	-	71,027	-	-	71,027
Net loss for the period	-	-	-	-	(7,742,966)	(69,305)	(7,812,271)
Balance, September 30, 2022	57,496,003	57,496	162,939,998	315,546	(160,015,333)	(457,879)	2,839,828

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Nine Months Ended September 30,
	2023	2022
		$$
Operating Activities
Net loss	(26,877,374)	(23,262,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	855,947	687,116
Amortization of operating lease right-of-use assets	194,036	193,444
Loss on disposal of fixed assets	15,913	-
Stock-based compensation	1,823,811	2,408,410
Gain on change in fair value of warrant liability	(249,845)	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,402)	(227,381)
Accounts receivable	(34,441)	6,960
Other current assets	(45,785)	360,414
Deferred revenue, current and non-current	-	9,987,488
Accounts payable and accrued liabilities	12,128	545,266
Management and directors’ fees payable	(11,137)	339
Right-of-use assets operating leases liabilities	(191,586)	(173,830)
Net Cash Used In Operating Activities	(24,510,735)	(9,474,055)
Investing Activities
Purchases of property and equipment	(775,027)	(991,430)
Net Cash Used In Investing Activities	(775,027)	(991,430)
Financing Activities
Net proceeds from issuances of common stock	25,868,720	5,954,650
Tax withholdings paid related to stock-based compensation	(153,297)	(150,276)
Common stock repurchased	(31,772)	-
Proceeds from grants repayable	-	210,603
Proceeds from long-term debt	216,908	1,011,835
Payments on long-term debt	(680,325)	(941,857)
Payments on grants repayable	27,052	(37,824)
Payments on finance lease obligations	(35,071)	(35,063)
Net Cash Provided By Financing Activities	25,212,215	6,012,068
Effect of foreign exchange on cash	15,244	288,173

Net change in cash and cash equivalents	(58,303)	(4,165,244)
Cash and cash equivalents – beginning of the period	10,867,050	20,581,313
Cash and cash equivalents – End of Period	10,808,747	16,416,069

Supplemental Disclosures of Cash Flow Information
Interest paid	163,623	115,860
Offering costs from issuance of common stock	239,772	420,819
Non-Cash Financing Activities
Common stock issued for settlement of vested RSUs	308	271
Fair value of warrants issued in connection with public offering	366,960	-
Non-cash note payable	356,258	620,549

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) for the three and nine months ended September 30, 2023 and September 30, 2022, are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods and, consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2023, and its results of operations and cash flows for the periods ended September 30, 2023 and September 30, 2022. The results of operations for the periods ended September 30, 2023 and September 30, 2022, are not necessarily indicative of the results for a full-year period. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the "SEC") on March 15, 2023 (the “Annual Report”).

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the period ended September 30, 2023 include the accounts of the Company and its subsidiaries. The Company has two wholly owned subsidiaries, Singapore Volition Pte. Limited (“Singapore Volition”) and Volition Global Services SRL (“Volition Global”). Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL (“Belgian Volition”).  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), Volition America, Inc. (“Volition America”), Volition Germany GmbH (“Volition Germany”), and its one majority owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”). See Note 8(f), Commitments and Contingencies – Other Commitments, for more information regarding VolitionRx, Volition Vet, Volition Germany and Volition America. All intercompany balances and transactions have been eliminated in consolidation.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers interest bearing deposits with original maturity dates of three months or less to be cash equivalents. The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts in cash and cash equivalents in the condensed consolidated balance sheets at fair value using quoted prices in active markets for identical assets. As of September 30, 2023, cash and cash equivalents totaled approximately $10.8 million, of which $nil was held in an overnight money market account.

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of September 30, 2023, the accounts receivable balance was $34,441 and the allowance for doubtful debts was $nil.

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

The Company generates product and royalty revenues from the sale of its Nu.Q® Vet Cancer Test, from the sale of nucleosomes, and from the sale of research use only kits. In addition, revenue is received from external third parties for services the Company performs for them in its laboratory.

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

Licensing

The Company includes revenue recognized from the licensing of certain rights to third parties in “Licensing” in the condensed consolidated statements of operations and comprehensive loss. For each licensing, development and/or commercialization agreement that results in revenues, the Company identifies all performance obligations, aside from those that are immaterial, which may include a license to intellectual property and know-how, development activities and/or transition activities. In order to determine the transaction price, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received (including non-refundable amounts), but have not been recognized as revenue because the related performance obligations are deemed incomplete. As of September 30, 2023, the Company recorded $10.0 million as deferred revenue in respect of the non-refundable payment received in 2022 in relation to the Heska License Agreement.

Contract assets include costs and services incurred on contracts with open performance obligations. These contract assets were immaterial as of September 30, 2023.

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

The Company does not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less. It recognizes the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2023, 9,151,605 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023.

Fair Value Measurements at September 30, 2023

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	117,115	-	117,115

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

As of December 31, 2022, there was no warrant liability. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the nine months ended September 30, 2023, as follows:

Warrant Liability
$
Balance at December 31, 2022	-
Fair value of warrant liability, at issuance	366,960
Gain on change in fair value of warrant liability	(249,845)
Balance at September 30, 2023	117,115

Research and Development

In accordance with ASC 730, “Research and Development,” the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $15.0 million and $11.2 million during the nine-months ended September 30, 2023, and September 30, 2022, respectively.

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

Reclassification

Certain amounts presented in previously issued financial statements have been reclassified to be consistent with the current period presentation. The Company has reclassified the prior period comparative amounts for the three and nine months ended September 30, 2023. A previously classified loan note has been recategorized as accounts payable balance in the condensed consolidated statements of cash flows.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. The Company does not believe there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses since inception of $193.9 million, has had negative cash flows from operations on an annual basis, and has minimal revenues, which creates substantial doubt about its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of September 30, 2023 and December 31, 2022:

				September 30, 2023
	Useful Life	Cost $	Accumulated Depreciation $	Net Carrying Value $
Computer hardware and software	3 years	695,883	565,533	130,350
Laboratory equipment	5 years	4,533,961	2,207,479	2,326,482
Office furniture and equipment	5 years	361,911	261,056	100,855
Buildings	30 years	2,026,448	344,987	1,681,461
Building improvements	5-15 years	1,326,435	387,818	938,617
Land	Not amortized	127,040	-	127,040
		9,071,678	3,766,873	5,304,805

				December 31, 2022
	Useful Life	Cost $	Accumulated Depreciation $	Net Carrying Value $
Computer hardware and software	3 years	656,759	497,306	159,453
Laboratory equipment	5 years	4,190,289	1,951,387	2,238,902
Office furniture and equipment	5 years	358,575	239,436	119,139
Buildings	30 years	2,054,332	298,397	1,755,935
Building improvements	5-15 years	1,317,132	326,337	990,795
Land	Not amortized	128,788	-	128,788
		8,705,875	3,312,863	5,393,012

During the nine-month periods ended September 30, 2023 and September 30, 2022, the Company recognized $792,232 and $624,830, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

			September 30, 2023
	Cost $	Accumulated Amortization $	Net Carrying Value $
Patents	1,091,356	1,043,080	48,276

			December 31, 2022
	Cost $	Accumulated Amortization $	Net Carrying Value $
Patents	1,104,103	993,598	110,505

During the nine-month periods ended September 30, 2023 and September 30, 2022, the Company recognized $63,715 and $62,286, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2023	$19,630
2024	$28,646
Total Intangible Assets	$48,276

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of September 30, 2023, the Company was authorized to issue 100 million shares of common stock, par value $0.001 per share, of which 78,342,417 and 57,873,379 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

Stock Option Exercises

During the nine months ended September 30, 2023, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

The table below summarizes the stock options granted under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) or the 2011 Equity Incentive Plan (the “2011 Plan”), as indicated, that expired or were cancelled during the nine months ended September 30, 2023.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	25,000	Apr 15, 2016	25,000	4.00	Feb 18, 2023
2015	55,000	Apr 13, 2020	55,000	3.60	Feb 18, 2023
2015	50,000	Mar 30, 2017	50,000	5.00	Feb 18, 2023
2015	50,000	Feb 11, 2019	50,000	3.25	Feb 18, 2023
2015	50,000	Jan 23, 2018	50,000	4.00	Feb 18, 2023
2015	32,383	Aug 3, 2021	32,383	3.40	Feb 18, 2023
2011	5,267	Mar 20, 2013	5,267	4.35	Mar 20, 2023
2011	1,100	Mar 20, 2013	1,100	4.35	Mar 20, 2023
2015	4,317	Aug 3, 2021	4,317	3.40	Jun 28, 2023
2011	550	Sep 2, 2013	550	3.35	Sep 2, 2023
2011	550	Sep 2, 2013	550	4.35	Sep 2, 2023
2011	550	Sep 2, 2013	550	4.35	Sep 2, 2023
2011	2,167	Sep 2, 2013	2,167	3.35	Sep 2, 2023
2011	2,167	Sep 2, 2013	2,167	4.35	Sep 2, 2023
2011	2,167	Sep 2, 2013	2,167	4.35	Sep 2, 2023
2015	4,318	Aug 3, 2021	4,318	3.40	Sep 28, 2023
	285,536		285,536

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

RSU Settlements

Below is a table summarizing the RSUs vested and settled during the nine months ended September 30, 2023, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares issued (#)	Shares Withheld for Taxes (#)
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
2015	15,000	Mar 25, 2023	15,000	-
2015	2,500	Apr 4, 2023	1,759	741
2015	13,500	Apr 4, 2023	7,995	5,505
2015	35,000	Apr 4, 2023	22,610	12,390
2015	50,000	May 1, 2023	35,707	14,293
2015	4,000	Jun 1, 2023	2,270	1,730
2015	7,500	Jun 1, 2023	4,257	3,243
2015	208,809	Aug 3, 2023	167,809	41,000
2015	34,102	Aug 15, 2023	23,764	10,338
2015	12,000	Sep 7, 2023	7,046	4,954
2015	12,500	Sep 21, 2023	7,434	5,066
	413,911		307,629	106,282

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

Equity Capital Raises (continued)

On June 1, 2023, the Company entered into an underwriting agreement with Prime Executions, Inc. dba Freedom Capital Markets (“Freedom”) acting as the book-running manager of the offering and Bancroft Capital, LLC acting as co-manager in connection with an underwritten public offering of 14,950,000 shares of the Company’s common stock, which includes Freedom’s exercise in full of its overallotment option, pursuant to the 2021 Form S-3. The underwriter purchased 13,000,000 shares and 1,950,000 shares from the Company on June 5 and June 23, 2023 respectively. The public offering price was $1.27 per share. The underwriter purchased the shares from the Company at a price of $1.1811 per share. The net proceeds received by the Company for the sale and issuance of the shares were approximately $17.6 million, before deducting offering expenses of $0.1 million paid by the Company.  In addition, the Company issued warrants to purchase an aggregate of 448,500 shares of Company common stock to Freedom, at an exercise price of $2.00 per share.

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

The fair value of the warrants as of June 1, 2023, the issuance date, and September 30, 2023, were $366,960 and $117,115, respectively. The warrant liability was estimated using the Black-Scholes pricing model with the following assumptions.

		(At Issuance)
	September 30, 2023	June 1, 2023

Risk-free interest rate	4.6%	3.7%
Expected volatility	72.34%	71.56%
Expected life (years)	4.72	5.03
Expected dividend yield	-	-
Total fair value	$117,115	$366,960

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

During the three months ended September 30, 2023, the Company did not sell any shares of its common stock under the 2022 EDA. During the nine months ended September 30, 2023, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $0.7 million under the 2022 EDA through the sale of 279,703 shares of its common stock. As of September 30, 2023, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $1.5 million under the 2022 EDA through the sale of 630,532 shares of its common stock.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the nine-month period ended September 30, 2023.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	539,000	3.80
Granted	448,500	2.00
Expired/Cancelled	(125,000)	2.47
Outstanding at September 30, 2023	862,500	3.05

Exercisable at September 30, 2023	387,000	4.28

Below is a table summarizing the warrants issued and outstanding as of September 30, 2023, which have an aggregate weighted average remaining contractual life of 4.08 years.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
448,500	-	2.00	4.71	897,000
54,000	27,000	3.05	5.02	164,700
50,000	50,000	3.45	2.42	172,500
125,000	125,000	3.95	3.26	493,750
185,000	185,000	4.90	3.34	906,500
862,500	387,000			2,634,450

Stock-based compensation expense related to warrants of $25,447 and $68,852 was recorded in the nine months ended September 30, 2023 and September 30, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $10,365 and is expected to be recognized over a period of 0.51 years. As of September 30, 2023, the total intrinsic value of warrants outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options

The following table summarizes the changes in options outstanding of the Company during the nine-month period ended September 30, 2023.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2022	4,985,105	3.87
Expired/Cancelled	(285,536)	3.89
Outstanding at September 30, 2023	4,699,569	3.87

Exercisable at September 30, 2023	4,662,889	3.88

Below is a table summarizing the options issued and outstanding as of September 30, 2023, all of which were issued pursuant to the Company’s 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option and RSU issuances commencing in 2016)and which have an aggregate weighted average remaining contractual life of 4.49 years. As of September 30, 2023, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which 1,004,079 shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
585,000	585,000	3.25	1.37	1,901,250
981,569	944,889	3.40	7.85	3,337,335
740,000	740,000	3.60	6.61	2,664,000
1,607,837	1,607,837	4.00	2.99	6,431,348
89,163	89,163	4.38	4.32	390,534
50,000	50,000	4.80	3.26	240,000
646,000	646,000	5.00	3.49	3,230,000
4,699,569	4,662,889			18,194,467

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Stock-based compensation expense related to stock options of $287,013 and $1,021,938 was recorded in the nine months ended September 30, 2023 and September 30, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $350 and is expected to be recognized over a period of 0.01 years. As of September 30, 2023, the total intrinsic value of stock options outstanding was $nil.

c) Restricted Stock Units

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2023, all of which were issued pursuant to the 2015 Plan.

	Number of RSUs	Weighted Average Share Price ($)
Outstanding at December 31, 2022	2,262,908	1.77
Granted	1,827,882	0.82
Vested/Settled	(413,911)	3.07
Cancelled / Forfeited	(87,343)	1.82
Outstanding at September 30, 2023	3,589,536	1.13

Below is a table summarizing the RSUs granted during the nine months ended September 30, 2023, all of which were issued pursuant to the 2015 Stock Incentive Plan. The RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
2015	57,000	Mar 27, 2023	36 Months	Mar 27, 2024	Mar 27, 2025	Mar 27, 2026	98,040
2015	50,000	Mar 27, 2023	24 Months	Mar 27, 2024	Mar 27, 2025	N/A	86,000
2015	5,325	Mar 27, 2023	12 Months	Mar 27, 2024	N/A	N/A	9,159
2015	47,000	Jun 15, 2023	36 Months	Jun 15, 2024	Jun 15, 2025	Jun 15, 2026	74,260
2015	8,392	Jun 15, 2023	12 Months	Jun 15, 2024	N/A	N/A	13,260
2015	43,165	Jul 13, 2023	6 Months	Oct 13, 2023	Jan 13, 2024	N/A	56,978
2015	14,000	Jul 13, 2023	36 Months	Jul 13, 2024	Jul 13, 2025	Jul 13, 2026	18,479
2015	34,000	Sep 11, 2023	36 Months	Sep 11, 2024	Sep 11, 2025	Sep 11, 2026	44,540
2015	1,569,000	Sep 28, 2023	36 Months	Sep 28, 2024	Sep 28, 2025	Sep 28, 2026	1,098,300
	1,827,882						1,499,016

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs vested and settled during the nine months ended September 30, 2023, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares issued (#)	Shares Withheld for Taxes (#)
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
2015	15,000	Mar 25, 2023	15,000	-
2015	2,500	Apr 4, 2023	1,759	741
2015	13,500	Apr 4, 2023	7,995	5,505
2015	35,000	Apr 4, 2023	22,610	12,390
2015	50,000	May 1, 2023	35,707	14,293
2015	4,000	Jun 1, 2023	2,270	1,730
2015	7,500	Jun 1, 2023	4,257	3,243
2015	208,809	Aug 3, 2023	167,809	41,000
2015	34,102	Aug 15, 2023	23,764	10,338
2015	12,000	Sep 7, 2023	7,046	4,954
2015	12,500	Sep 21, 2023	7,434	5,066
	413,911		307,629	106,282

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs cancelled during the nine months ended September 30, 2023, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vest Date	RSUs Cancelled (#)
2015	5,000	Apr 30, 2023	Jun 1, 2024	5,000
2015	4,334	Apr 30, 2023	Oct 4, 2023	4,334
2015	4,333	Apr 30, 2023	Oct 4, 2024	4,333
2015	4,333	Apr 30, 2023	Oct 4, 2025	4,333
2015	5,000	Apr 30, 2023	Jun 1, 2023	5,000
2015	5,000	May 5, 2023	Oct 4, 2023	5,000
2015	5,000	May 5, 2023	Oct 4, 2024	5,000
2015	5,000	May 5, 2023	Oct 4, 2025	5,000
2015	6,000	May 5, 2023	Mar 1, 2024	6,000
2015	667	Jun 15, 2023	Nov 29, 2023	667
2015	667	Jun 15, 2023	Nov 29, 2024	667
2015	666	Jun 15, 2023	Nov 29, 2025	666
2015	5,000	Jun 28, 2023	Oct 4, 2023	5,000
2015	5,000	Jun 28, 2023	Oct 4, 2024	5,000
2015	5,000	Jun 28, 2023	Oct 4, 2025	5,000
2015	2,343	Jun 28, 2023	Aug 3, 2023	2,343
2015	3,334	Jul 28, 2023	Oct 4, 2023	3,334
2015	3,333	Jul 28, 2023	Oct 4, 2024	3,333
2015	3,333	Jul 28, 2023	Oct 4, 2025	3,333
2015	4,000	Jul 28, 2023	Feb 8, 2024	4,000
2015	3,334	Sep 22, 2023	Mar 27, 2024	3,334
2015	3,333	Sep 22, 2023	Mar 27, 2025	3,333
2015	3,333	Sep 22, 2023	Mar 27, 2026	3,333
	87,343			87,343

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2023 and which have an aggregate weighted average remaining contractual life of 1.62 years.

Number Outstanding	Weighted Average Grant date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
450,000	0.69	2.51
1,569,000	0.70	2.00
34,000	1.31	1.95
57,165	1.32	1.38
1,080,000	1.46	1.01
55,392	1.58	1.50
12,500	1.69	0.98
102,325	1.72	1.26
29,000	2.01	0.88
1,000	2.15	1.17
11,500	2.45	0.67
9,000	2.81	0.42
85,000	2.95	0.76
19,904	3.04	0.01
50,000	3.31	0.59
2,000	3.38	0.21
21,750	3.51	0.09
3,589,536

Stock-based compensation expense related to RSUs of $1,511,351 and $1,317,620 was recorded in the nine months ended September 30, 2023 and September 30, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $2,316,272.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing in May 2031 with implicit interest of 2.62%. As of September 30, 2023, the balance payable was $441,669.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2023.

2023	$14,236
2024	$56,941
2025	$56,941
2026	$56,942
2027	$56,943
Greater than 5 years	$249,107
Total	$491,110
Less: Amount representing interest	$(49,441)
Present value of minimum lease payments	$441,669

b) Operating Lease Right-of-Use Obligations

As of September 30, 2023, operating lease right-of-use assets and liabilities arising from operating leases were $490,468 and $518,729, respectively. During the nine months ended September 30, 2023, cash paid for amounts included for the measurement of lease liabilities was $190,825 and the Company recorded operating lease expense of $192,030. The Company’s weighted average discount rate is 2.63% and the weighted average remaining lease term is 24 months.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2023.

2023	$73,862
2024	$178,601
2025	$136,305
2026	$109,110
2027	$40,943
2028	$5,042
Total Operating Lease Obligations	$543,863
Less: Amount representing interest	$(25,134)
Present Value of minimum lease payments	$518,729

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the nine months ended September 30, 2023, the Company recognized $53,077 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

2023	$18,415
2024	$32,376
Total Operating Lease Liabilities	$50,791

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1.05 million. Per the terms of the agreement, €314,406 of the grant is to be repaid, by installments over the period from June 30, 2014 to June 30, 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6.00% royalty on revenue, is equal to twice the amount of funding received. As of September 30, 2023, the grant balance repayable was $26,467.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000.  Per the terms of the agreement, €181,500 of the grant is to be repaid by installments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of September 30, 2023, the grant balance repayable was $105,823.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433.  Per the terms of the agreement, €278,830 of the grant is to be repaid by installments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of September 30, 2023, the grant balance repayable was $253,345.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000.  Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of September 30, 2023, the grant balance repayable was $97,200.

As of September 30, 2023, the total grant balance repayable was $482,835 and the payments remaining were as follows:

2023	$50,349
2024	$27,100
2025	$35,902
2026	$43,271
2027	$48,039
Greater than 5 years	$278,174
Total Grants Repayable	$482,835

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing in December 2023. As of September 30, 2023, the principal balance payable was $27,619.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing in December 2031. As of September 30, 2023, the principal balance payable was $172,523.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing in September 2024. As of September 30, 2023, €1 million had been drawn down under this agreement and the principal balance payable was $317,599.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with a fixed interest rate of 4.80%, maturing in September 2024. As of September 30, 2023, the principal balance payable was $173,421.

In 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of September 30, 2023, the principal balance payable was $697,313.

In 2021, the Company entered into a 3 ½ year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%, maturing June 2025. As of September 30, 2023, the principal balance payable was $317,599.

In 2022, the Company entered into a 4 year loan agreement with Namur Invest for a maximum of €1.0 million with fixed interest rate of 6.00%, maturing in July 2026. As of September 30, 2023, the principal balance payable was $897,254.

In 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €500,000 with fixed interest rate of 5.45%, maturing December 2027. As of September 30, 2023, the principal balance payable was $529,332.

In June 2023, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €400,000 with fixed interest rate of 7.00%, maturing June 2027. As of September 30, 2023, €200,000 had been drawn down under this agreement and the principal balance payable was $211,733.

As of September 30, 2023, the total balance for long-term debt payable was $3,344,393 and the payments remaining were as follows:

2023	$467,217
2024	$1,191,157
2025	$763,132
2026	$542,217
2027	$294,892
Greater than 5 years	$440,735
Total	$3,699,350
Less: Amount representing interest	$(354,957)
Total Long-Term Debt	$3,344,393

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of September 30, 2023, $510,000 is still to be paid by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $582,135. As of September 30, 2023, $nil is due by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the NuQ® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $198,042. As of September 30, 2023, $nil is due by the Company under this agreement.

As of September 30, 2023, the total amount to be paid for future research and collaboration commitments was approximately $ 1,290,177 and the payments remaining were as follows:

2023	$671,388
2024 - 2027	$618,789
Total Collaborative Agreement Obligations	$1,290,177

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement,  giving TAMU in aggregate, a 12.5% equity interest as of such date. As of September 30, 2023, TAMU has a 12.5% equity interest in Volition Vet.

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

As of September 30, 2023, $207 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of $116,453.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Other Commitments (continued)

Volition America

On November 3, 2020, the Company entered into a professional services master agreement (the “Master Agreement”) with Diagnostic Oncology CRO, LLC (“DXOCRO”) to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. On August 8, 2022, the Company and DXOCRO amended and restated the Master Agreement to expand the scope of DXOCRO’s consultant services provided thereunder (the “A&R Master Agreement”). The A&R Master Agreement requires DXOCRO to support development and clinical validation studies for the Company’s Nu.Q® product portfolio in the United States, including by conducting large-scale finding studies across multiple sites in the U.S. using Nu.Q® NETs and Nu.Q® Cancer tests to determine clinical utility in sepsis and non-Hodgkin’s lymphoma. The Company anticipates DXOCRO’s services under the agreement will be completed by the end of the fourth quarter 2023 at a total cost to the Company of up to $4.2 million. The Company’s payment obligations accrue upon delivery of projects under the agreement. The Company may terminate the agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed. As of September 30, 2023, $428,669 is payable under the A&R Master Agreement, and up to $354,850 may be payable by Company in future periods for services rendered.

VolitionRx

On February 27, 2023, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $356,258 with fixed interest rate of 7.42%, maturing November 2023. As of September 30, 2023, the maximum has been drawn down under this agreement and the principal balance payable was $79,168.

g) Legal Proceedings

In the ordinary course of business, the Company may be subject to claims, counter claims, lawsuits and other litigation of the type that generally arise from the conduct of its business. The Company knows of no legal proceedings which the Company believes will have a material adverse effect on its financial position.

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

In August 2021 and October 2021 the Compensation Committee of the Board of Directors approved the granting of equity-based awards under the 2015 Plan as well as cash bonuses, each of which vests upon achievement of certain corporate goals focused around product development and commercialization, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries.

On June 23, 2022, the Compensation Committee of the Board of Directors approved the achievement of all of the remaining outstanding corporate goals related to the August 2021 and October 2021 awards, resulting in the payment of the cash bonus awards and the vesting of the remaining rights to the equity-based awards, which equity-based awards remain subject to time-based vesting in equal installments on each of August 3, 2022 and August 3, 2023 (with the exception of October 4, 2022 and October 4, 2023 for one award) and the continuous service of the award recipient through the applicable vesting date.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

In October 2022 the Compensation Committee of the Board of Directors approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around product development, manufacturing, financing and commercialization, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries. Conditional upon the achievement by January 1, 2023 and July 1, 2023 of all specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer paid a cash bonus to such award recipients.

An aggregate of 1,144,000 RSUs were issued under the 2015 Plan in connection with the October 2022 grants and an aggregate of 1,000,000 stock options and 500,000 RSUs were issued under the 2015 Plan in connection with the August 2021 and October 2021 grants.

As of September 30, 2023, the Company has recognized compensation expense of $901,059 in relation to the options from the 2021 grants that have vested in 2023. The Company has unrecognized compensation expense of $350 in relation to such stock options, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Amortized	Amortized	Amortized	Un-Amortized
Award	2023	2022	2021	2023
$	$	$	$	$
969,593	-	580,412	389,181	-
901,409	270,196	450,090	180,773	350

As of September 30, 2023, the Company has recognized compensation expense of $758,708 in relation to RSUs from the 2021 grants that have vested in 2023. The Company has unrecognized compensation expense of $331 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Amortized	Amortized	Amortized	Un-Amortized
Award	2023	2022	2021	2023
$	$	$	$	$
822,149	-	493,207	328,942	-
759,039	227,778	379,191	151,739	331

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

As of September 30, 2023, the Company has recognized total compensation expense of $961,535 of which $522,195 is in relation to RSUs from the 2022 grants that will vest in 2023, $260,249 is in relation to RSUs from such grants that will vest in 2024, and $179,091 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $623,561 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Un-Amortized
Award	Year	2023	2022
$		$	$	$
527,940	2023	388,108	134,087	5,745
521,493	2024	195,161	65,088	261,244
535,663	2025	132,405	46,686	356,572
1,585,096		715,674	245,861	623,561

In September 2023, the Compensation Committee of the Board of Directors approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around revenue, operations and regulatory, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries. Conditional upon the achievement by December 31, 2023 and June 30, 2024 of specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipients. As of September 30, 2023, the Company has accrued compensation expense of $603,465 in relation to the cash bonuses to be paid upon achievement of the specified corporate goals based on the expected outcomes related to the prescribed performance targets.

In September 2023, the Compensation Committee of the Board of Directors approved the granting of an aggregate of 1,569,000 RSUs under the 2015 Plan to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries in exchange for services provided to the Company. These RSUs vest upon the achievement of certain corporate goals focused around revenue, operations and regulatory targets as of December 31, 2023 and June 30, 2024, as set forth in the minutes of the Compensation Committee, with further time based vesting over three years, and subject to continued service by the award recipient. The achievement of the corporate goals is to be determined by the Compensation Committee in its sole discretion.

In September 2023, the Compensation Committee of the Board of Directors approved the granting of an aggregate of 450,000 RSUs under the 2015 Plan to various employees in exchange for services provided to the Company. These RSUs have an effective date of grant of October 19, 2023, vest upon the share price closing above $5.00 per share for a minimum of 30 consecutive trading days within a period of three years from the effective date of grant and ending October 19, 2026, with further time-based vesting in a single installment six months after the timely achievement of the target, if at all, and subject to continued service by the award recipients. The estimated fair value of the RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring. The estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

As of September 30, 2023, the Company had recognized total compensation expense of $5,494. The Company has unrecognized compensation expense of $1,092,806 in relation to the RSUs from the 2023 grants, of which $363,120 in relation to RSUs that will vest in 2024, $364,601 in relation to RSUs that will vest in 2025, and $365,085 in relation to RSUs that will vest in 2026. based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Un-Amortized
Award	Year	2023
$		$	$
366,113	2024	2,993	363,120
366,101	2025	1,500	364,601
366,086	2026	1,001	365,085
1,098,300		5,494	1,092,806

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Restricted Stock Units

On October 4, 2023 377,250 RSUs vested and resulted in the issuance of 300,123 shares of common stock, 9,668 RSUs remain unsettled and the remaining 67,459 shares of common stock were withheld for taxes and returned as authorised shares under the 2015 Stock Incentive Plan.

On October 4 2023, 2,667 RSUs previously granted to an employee were cancelled by mutual consent and returned as authorized shares under the 2015 Stock Incentive Plan.

On October 13, 2023, 21,583 RSUs vested and resulted in the issuance of 21,583 shares of common stock.

Effective October 19, 2023, the Company granted aggregate RSUs of 450,000 shares of common stock under the Company’s 2015 Stock Incentive Plan to various employees in exchange for services provided to the Company. These RSUs vest upon the share price closing above $5.00 per share for a minimum of thirty consecutive trading days within a period of three years from the date of grant, with further time-based vesting in a single installment six months after the timely achievement of the target, if at all, and subject to continued service. The estimated fair value of the RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring. The estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

On October 20 2023, 19,000 RSUs previously granted to employees were cancelled and returned as authorized shares under the 2015 Stock Incentive Plan upon the resignation of  such employees prior to vesting.

On November 1, 2023, 21,750 RSUs vested and resulted in the issuance of 21,750 shares of common stock.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Unaudited Condensed Consolidated Financial Statements and the related notes included elsewhere in this Report and our Annual Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the section entitled “Risk Factors” in this Report and in our Annual Report, as well as our other public filings with the SEC. Please refer to the section of this Report entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information.

Company Overview

Volition is a multi-national epigenetics company focused on advancing the science of epigenetics and exploiting these advances in human health with the ambition of saving and improving lives through the earlier detection of and improvement in monitoring the progress of life-altering diseases. This has been our mission since our founding, and it is coming to fruition at the very heart of epigenetics.

Through its subsidiaries, Volition is developing and commercializing simple, easy to use, cost-effective blood tests to help diagnose and monitor a range of life-altering diseases, including some cancers and diseases associated with NETosis, such as sepsis. Early diagnosis and monitoring have the potential to not only prolong the life of patients, but also improve their quality of life.

Cancer is associated with a loss of normal chromosomal epigenetic regulation and Volition is working to detect these epigenetic changes in chromosome fragments which circulate in the blood. The most common of these are nucleosomes and we investigate these through our Nucleosomics™ technology platform Nu.Q®. We also investigate epigenetic changes in transcription factor binding, in particular CCCTC-binding factor (“CTCF”), and on October 21, 2023, published our first data relating to this novel detection method.

We have five key pillars of focus, to commercialize in different areas.

•	Cancer - detecting and monitoring human cancer through both our Nu.Q® and CTCF technologies.
•	Nu.Q® Vet - cost-effective, easy-to-use cancer screening blood test for dogs and other animals.
•	Nu.Q® NETs - monitoring the immune system to save lives in both humans and animals.
•	Nu.Q® Capture - capturing and concentrating samples for more accurate diagnosis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.

Our research, product development and manufacturing activities are centered in Belgium, with innovation and U.S. regulatory operations in California, and additional offices in Nevada, London, and Singapore, where we focus on bringing our diagnostic and disease monitoring products to market.

Commercialization Strategy

We are guided by three underlying principles to our commercialization strategy – ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition,
•	Are affordable, and
•	Are accessible worldwide.

We believe, given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, they could be used throughout the world.

We aim to remain an intellectual property (“IP”) powerhouse in the epigenetic space and plan to monetize our IP and technologies through licensing, development, commercialization and distribution contracts with companies that have established distribution networks and expertise on a worldwide or regional basis, in both human and animal care across platforms (centralized labs and point-of-care).

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska Corporation (“Heska”), a leading global provider of advanced veterinary diagnostics. In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing and is eligible to receive up to an additional $18.0 million based upon the achievement of certain near and mid-term milestones. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test in kit format for companion animals through Heska’s network of central reference laboratories. In February 2023, Heska commenced pre-orders of the Nu.Q® Canine Cancer Screen and Monitor Test for veterinarians in Heska’s network at the point of care.

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

Further, we engaged DNAtech, Portugal, and, through our agreement with Heska, Scil Lab Europe, to launch the Nu.Q® Vet Cancer Test to customers in Europe commencing in November 2022. Subsequent to the quarter ended, September 30, 2023, we have launched the Nu.Q® Vet Cancer Test in the UK through two distributors, VPG (Veterinary Pathology Group) and Nationwide.

Following the roll-out of our Nu.Q® Vet Cancer Test and Nu.Q® Discover, the next series of products we anticipate launching are as follows:

•	a canine cancer monitoring claim;
•	NETosis related screening and monitoring tests for use in human sepsis, and coagulation; and
•	cancer tests for humans.

Our Nucleosomics™ technology is transferable to multiple platforms including ELISA 96-well plates and, bead-based chemiluminescent and we are currently working on transferring our technology to the widely-utilized homogeneous immunoassay platform and several point of care platforms to enable rapid turnaround of results in–clinic and in the doctor’s office.

Additionally, we are working on complete nucleosome analysis with our Nu.Q® Capture technology. The goal of this project is to investigate ways to specifically target circulating tumor DNA (“ctDNA”). The ability to enrich ctDNA will allow us to use mass spectrometry to analyze histone and DNA modifications, and to sequence DNA present around nucleosomes.

The use of Nu.Q® Capture technology in the field of transcription factors has led to the successful isolation of tumor derived transcription factor-DNA complexes from blood samples obtained from cancer patients.  Subsequent to the quarter end September 30, 2023, at the European Society for Medical Oncology conference in Madrid, Spain in October 2023, we demonstrated what we believe to be an entirely new method for the early detection of cancer. We believe that this novel CTCF-ChIP/qPCR method developed by Volition shows enormous promise for the accurate, rapid, low-cost detection of early-stage cancer.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of September 30, 2023, we had cash and cash equivalents of approximately $10.8 million.

Net cash used in operating activities was $24.5 million for the nine months ended September 30, 2023 and $9.5 million for the nine months ended September 30, 2022. The increase in cash used in operating activities for the period ended September 30, 2023 when compared to same period in 2022 was primarily due to a $10.0 million payment received pursuant to our license and supply agreement with Heska in the period ended September 30, 2022 and increased spending on clinical trials activities in 2023 in furtherance of our commercialization strategy.

Net cash used in investing activities was $0.8 million and $1.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The decrease was primarily due to lower purchases of laboratory equipment.

Net cash provided by financing activities was $25.2 million for the nine months ended September 30, 2023 and net cash provided by financing activities was $6.0 million for the comparable period ended September 30, 2022. The increase in cash provided by financing activities for the period ended September 30, 2023 when compared to same period in 2022 was due to $17.6 million in net cash received from the issuance of shares of common stock in a registered public offering in June 2023, $8.0 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2023 and $0.7 million in net cash received from the issuance of shares of common stock under our “at-the-market” facilities during the period ended September 30, 2023.

The following table summarizes our approximate contractual payments due by year as of September 30, 2023.

Approximate Payments (Including Interest) Due by Year

	Total	2023	2024 - 2027	2028 +
Description	$	$	$	$
Financing lease liabilities	491,110	14,236	227,767	249,107
Operating lease liabilities and short-term lease	594,654	92,277	497,335	5,042
Grants repayable	482,835	50,349	154,312	278,174
Long-term debt	3,699,350	467,217	2,791,398	440,735
Collaborative agreements obligations	1,290,177	671,388	618,789	-
Total	6,558,126	1,295,467	4,289,601	973,058

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and September 30, 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,		Increase	Increase
	2023	2022	(Decrease)	(Decrease)
	$	$	$	%
Service	37,688	9,881	27,807	>100%
Royalty	-	2,911	(2,911)	(100%)
Product	127,523	19,922	107,601	>100%
Total Revenues	165,211	32,714	132,497	>100%

Research and development	4,650,658	4,002,212	648,446	16%
General and administrative	2,599,908	2,498,506	101,402	4%
Sales and marketing	1,567,700	1,524,952	42,748	3%
Total Operating Expenses	8,818,266	8,025,670	792,596	10%

Grant income	48,656	171,439	(122,783)	(72%)
Loss on disposal of fixed assets	(15,913)	-	(15,913)	>100%
Interest income	230	46,945	(46,715)	(100%)
Interest expense	(53,980)	(37,699)	(16,281)	43%
Gain on change in fair value of warrant liability	220,874	-	220,874	>100%
Total Other Income	199,867	180,685	19,182	11%

Net Loss	(8,453,188)	(7,812,271)	640,917	8%

Revenues

Our operations are transitioning from a research and development focused stage to a commercialization stage. Revenues during the three-months ended September 30, 2023 were $165,211 compared with $32,714 for the three-months ended September 30, 2022. The main source of revenue during the three months ended September 30, 2023 was product revenues from sales of the Nu.Q® Vet Cancer Test and services revenues from our Nu.Q® Discover offering. The primary source of revenue during the three-months ended September 30, 2022 was product revenues from sales of the Nu.Q® Vet Cancer Test and H3.1 kits under the Volition Nu.Q® Discover offering.

Operating Expenses

Total operating expenses increased to $8.8 million for the three months ended September 30, 2023 from $8.0 million for the three months ended September 30, 2022, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $4.7 million from $4.0 million for the three-months ended September 30, 2023, and September 30, 2022 respectively. This increase was primarily related to increased direct research and development expenses as a result of the clinical trials with DXOCRO, and higher personnel expenses. The number of full-time equivalent (“FTE”) personnel we employed in this division increased by 7 to 71 compared to the prior year period.

	Three Months Ended September 30,
	2023	2022	Change
	$	$	$
Personnel expenses	2,373,968	1,981,242	392,726
Stock-based compensation	162,651	165,569	(2,918)
Direct research and development expenses	1,677,977	1,500,506	177,471
Other research and development	148,033	163,796	(15,763)
Depreciation and amortization	288,029	191,099	96,930
Total research and development expenses	4,650,658	4,002,212	648,446

General and Administrative Expenses

General and administrative expenses increased to $2.6 million from $2.5 million for the three-months ended September 30, 2023, and September 30, 2022, respectively. This increase was primarily due to higher personnel costs and legal and professional fees. The FTE personnel number within this division decreased by 1 to 22 compared to the prior year period.

	Three Months Ended September 30,
	2023	2022	Change
	$	$	$
Personnel expenses	1,437,615	1,336,790	100,825
Stock-based compensation	214,833	248,138	(33,305)
Legal and professional fees	517,955	391,315	126,640
Other general and administrative	368,047	428,327	(60,280)
Depreciation and amortization	61,458	93,936	(32,478)
Total general and administrative expenses	2,599,908	2,498,506	101,402

Sales and Marketing Expenses

Sales and marketing expenses increased to $1.6 million from $1.5 million for the three-months ended September 30, 2023, and September 30, 2022, respectively. This increase was primarily due to higher personnel expenses partly offset by a reduction in stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number within this division increased by 1 to 21 compared to the prior year period.

	Three Months Ended September 30,
	2023	2022	Change
	$	$	$
Personnel expenses	1,237,449	1,076,939	160,510
Stock-based compensation	160,496	225,367	(64,871)
Direct marketing and professional fees	156,775	210,059	(53,284)
Depreciation and amortization	12,980	12,587	393
Total sales and marketing expenses	1,567,700	1,524,952	42,748

Other Income (Expense)

For the three months ended September 30, 2023, the Company’s other income was $199,867 compared to other income of $180,685 for the three months ended September 30, 2022. These prior year amounts primarily consisted of grant income. The increase in other income was due to the change in fair value of the warrant liability partly offset by reduced grant income earned during the period.

Net Loss

For the three months ended September 30, 2023, the Company’s net loss was approximately $8.5 million in comparison to a net loss of $7.8 million for the three months ended September 30, 2022. The change was primarily a result of increased clinical trial and personnel costs.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022

The following table sets forth our results of operations for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,		Increase	Percentage Increase
	2023	2022	(Decrease)	(Decrease)
	$	$	$	%
Service	93,207	80,181	13,026	16%
Royalty	-	2,911	(2,911)	(100%)
Product	438,122	103,585	334,537	>100%
Total Revenues	531,329	186,677	344,652	>100%

Research and development	15,007,623	11,202,902	3,804,721	34%
General and administrative	7,826,568	7,855,184	(28,616)	(0%)
Sales and marketing	4,944,259	4,897,999	46,260	1%
Total Operating Expenses	27,778,450	23,956,085	3,822,365	16%

Grant income	214,451	564,879	(350,428)	(62%)
Loss on disposal of fixed assets	(15,913)	-	(15,913)	>100%
Interest income	84,987	58,108	26,879	46%
Interest expense	(163,623)	(115,860)	(47,763)	41%
Gain on change in fair value of warrant liability	249,845	-	249,845	>100%
Total Other Income	369,747	507,127	(137,380)	(27%)

Net Loss	(26,877,374)	(23,262,281)	3,615,093	16%

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenues during the nine-months ended September 30, 2023 were $531,329, compared with $186,677 for the nine-months ended September 30, 2022. The main source of revenues during the nine-months ended September 30, 2023 was product sales of the Nu.Q® Vet Cancer Test and services revenue from our Nu.Q®  Discover offering. The primary source of revenue during the nine-months ended September 30, 2022 was product sales of the Nu.Q® Vet Cancer Test and services revenue from our Nu.Q®  Discover offering.

Operating Expenses

Total operating expenses increased to $27.8 million from $24.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $15.0 million for the nine months ended September 30, 2023, from $11.2 million for the nine months ended September 30, 2022. This increase was primarily related to increased direct research and development expenses as a result of the clinical trials with DXOCRO, higher personnel expenses and depreciation. The FTE personnel number increased by 7 to 71 compared to the prior year period.

	Nine Months Ended September 30,
	2023	2022	Change
	$	$	$
Personnel expenses	6,783,623	5,342,531	1,441,092
Stock-based compensation	455,125	512,517	(57,392)
Direct research and development expenses	6,240,312	4,098,535	2,141,777
Other research and development	700,654	738,743	(38,089)
Depreciation and amortization	827,909	510,576	317,333
Total research and development expenses	15,007,623	11,202,902	3,804,721

General and Administrative Expenses

General and administrative expenses decreased to $7.8 million from $7.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. This decrease was primarily due to lower stock-based compensation costs, general and administrative costs and depreciation partly offset by higher personnel expenses and legal and professional fees during the period. The FTE personnel number decreased by 1 to 22 compared to the prior year period.

	Nine Months Ended September 30,
	2023	2022	Change
	$	$	$
Personnel expenses	4,105,660	3,793,292	312,368
Stock-based compensation	777,482	1,080,840	(303,358)
Legal and professional fees	1,674,613	1,380,191	294,422
Other general and administrative	1,087,346	1,268,174	(180,828)
Depreciation and amortization	181,467	332,687	(151,220)
Total general and administrative expenses	7,826,568	7,855,184	(28,616)

Sales and Marketing Expenses

Sales and marketing expenses remained flat at $4.9 million compared to $4.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Higher personnel expenses were offset by reduced stock-based compensation and direct marketing and professional fees during the period. The FTE personnel number increased by 1 to 21 compared to the prior year period.

	Nine Months Ended September 30,
	2023	2022	Change
	$	$	$
Personnel expenses	3,674,191	3,264,104	410,087
Stock-based compensation	591,204	815,052	(223,848)
Direct marketing and professional fees	639,528	781,519	(141,991)
Depreciation and amortization	39,336	37,324	2,012
Total sales and marketing expenses	4,944,259	4,897,999	46,260

Other Income (Expense)

For the nine months ended September 30, 2023, the Company’s other income was $369,747 compared to other income of $507,127 for the nine months ended September 30, 2022. These amounts primarily consisted of grant income. The decrease in other income was mainly due a reduction in grant income earned in the period.

Net Loss

For the nine months ended September 30, 2023, the Company’s net loss was approximately $26.9 million in comparison to a net loss of $23.3 million for the nine months ended September 30, 2022. The change was primarily a result of increased clinical trial and personnel costs.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2022, that our disclosure controls and procedures were not effective as of September 30, 2023, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

