Form 10-K
period 2023-12-31
VOLITIONRX LTD
filed 2024-03-25
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $82,181,507 (based upon the $1.39 per share closing price for the registrant’s common stock as reported by the NYSE American on such date). This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of March 15, 2024, there were 82,068,442 shares of the registrant’s $0.001 par value common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Report”), and the information and documents incorporated by reference in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements.  We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,”  and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).  In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; and statements relating to the assumptions underlying any of the foregoing.  We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our inability to generate any significant revenue or achieve profitability;
•	Our need to raise additional capital in the future;
•	Our expansion of our product development and sales and marketing capabilities could give rise to difficulties in managing our growth;
•	Our dependence on third-party distributors;
•	Our limited experience with sales and marketing;
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;
•	Our ability to successfully develop, manufacture, market, and sell our future products;
•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;
•	The acceptance by the marketplace of our future products;
•	The highly competitive and rapidly changing nature of the diagnostics market;
•	Protection of our patents, intellectual property and trade secrets;
•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;
•	The material weaknesses in our internal control over financial reporting that we have identified;
•	Pressures related to macroeconomic and geopolitical conditions; and
•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”).

For additional information, refer to the section entitled “Risk Factors” in Part I, Item 1A of this Report, and the other documents that we have filed with the SEC.

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

NucleosomicsTM, Capture-PCRTM and Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries.  All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

Imagine a world where diseases like cancer and sepsis can be diagnosed early and monitored easily using routine blood tests. That’s the world Volition is trying to build by developing its innovative family of simple, easy to use, cost-effective blood tests.

Volition is a multi-national epigenetics company. It has patented technologies that use chromosomal structures, such as nucleosomes, and transcription factors as biomarkers in cancer and other diseases. The tests in the Company’s product portfolio detect certain characteristic changes that occur from the earliest stages of disease, enabling early detection and offering a better way to monitor disease progression and a patient’s response to treatment.

The tests offered by Volition and its subsidiaries are designed to diagnose and monitor a range of life-altering diseases, including certain cancers and diseases associated with NETosis, such as sepsis and COVID-19. Early diagnosis and monitoring have the potential to not only prolong the life of patients but also improve their quality of life.

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - monitoring the immune system to save lives.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - monitoring disease progression, response to treatment and Minimal Residual Disease (“MRD”).
•	Capture-PCRTM - isolating and capturing circulating tumor-derived DNA from plasma samples for early cancer detection.

The Company has grown from a single two-meter lab bench at the University of Namur in Belgium to a purpose-built 17,000 square foot lab and 10,000 square foot production facility in Gembloux, Belgium, an Innovation Lab in California, and offices in California, London, Singapore and Nevada. In 2015, the Company’s common stock was listed on the New York Stock Exchange (VNRX). We now have a team of over 100 dedicated employees, spanning a wide range of disciplines; all united in our mission to improve outcomes for patients.

Cultivating successful, ongoing relationships with stakeholders worldwide has been fundamental to Volition’s development. We have fostered ties with leading academic institutions, clinical centers of excellence, multi-national pharmaceutical companies and financial institutions across the globe.

Volition’s Solution and the Science Behind It

We are dedicated to revolutionizing the diagnosis and monitoring of life-altering diseases by advancing the science of epigenetics.

Our team has worked tirelessly for more than a decade to evolve and master our understanding of the rich, complex information encoded in circulating chromatin and in particular, in circulating nucleosomes and transcription factors. Our tests are platform agnostic and can be adapted to any workflow setting – manual, reference laboratory and point-of-care.

We believe that our focus on innovation and robust assay development, as well as our diverse intellectual property portfolio, positions us to become a signiﬁcant player in this cutting-edge ﬁeld of science.

Unlocking Epigenetics

We believe epigenetics is the most exciting field in disease detection and management today. Modern genetics – the study of genes and heredity – is underpinned by the linear sequences of molecular “letters” present in the DNA double helix of each living cell, many of which encode the genes. It has had an enormous impact on the practice of medicine, revolutionizing the way doctors identify people with inherited conditions, diagnose cancer, and, increasingly, design personalized treatment plans. However, there’s more to chromosomes than just the DNA sequence; at Volition, we focus on chromosomes’ second epigenetic code, which contains a wealth of additional information about the health and function of the body’s cells. You can think of the DNA sequence of each cell as the text of an instruction manual, and epigenetics as the formatting. Some parts of the manual are bolded, highlighted, or underlined, telling the cell to emphasize those sections, while others are struck out, telling the cell to ignore those genes. The cells of most bodily organs are continuously replaced by new ones. Epigenetic changes can be detected before the diseased cells themselves become abnormal enough to show up in traditional biopsies, and oftentimes before the ﬁrst symptoms are felt. We aim to replace unpleasant, invasive, and often expensive screening and diagnostic tests with blood tests, helping to save lives and to reduce overall health care costs.

We have two technologies:

•	Nucleosome Quantification (“Nu.Q®”)
•	Capture-PCRTM

Chromosome, nucleosome and transcription factor structures represent a major mechanism for epigenetic control. Each chromosome contains one long, single molecule of DNA that is coated by a complex array of proteins, mostly in the form of nucleosomes, giving the stretched-out, unwound DNA/protein core, or chromatin, the appearance of “beads on a string.” Unwound chromatin is accessible for reading (or transcribing) and unwound genes may be active. However, genes with coiled or supercoiled nucleosomes are inaccessible and inactive.

Nu.Q®

Each nucleosome consists of a disc of eight histone proteins wrapped by a short length of DNA. Nucleosome structure has a dual role: first, it allows the compact storage and protection of the genetic material (or DNA), and second, it modulates the epigenetic regulation (transcription) of that DNA. This regulation is achieved through reversible chemical changes to both the DNA and protein components, as well as through the binding of specific regulatory proteins to the DNA.

Our patented Nucleosomics™ technology isolates circulating nucleosomes from the blood for quantiﬁcation and analysis, to enable earlier diagnosis and monitoring of life-altering diseases.

Nu.Q® Product Overview

Nu.Q® Vet Cancer Test

Cancer is the most common cause of death in dogs over the age of 2 years in the US, and it is estimated that up to 50% of all dogs over the age of 10 will develop cancer in their lifetimes. There are an estimated 6 million pet dogs diagnosed with cancer each year. Earlier cancer detection can improve outcomes, including the quality of life of the dog and its owner. Yet, as of today, there are few single assay cancer blood tests on the veterinary market. Currently, dogs are usually diagnosed when they are unwell or there is a suspicion of cancer. Even then, dogs suspected of having cancer are required to undergo a variety of diagnostic tests that may be expensive, time consuming, and painful for the animal. We hope to change this with the introduction of the Nu.Q® Vet Cancer Test.

The Nu Q® Vet Cancer Test is an accessible and affordable screening test to aid in the early detection of cancer in dogs. It’s a simple, cost effective, easy to use screening blood test recommended for older dogs (7 years and older) and those breeds at increased risk of developing cancer in their lifetimes (from 4 years).

Our test can be easily integrated into preventive care programs and used alongside other routine bloodwork during regular wellness visits. The Nu.Q® Vet Cancer Test is available to veterinarians in the United States, Europe, and Asia through our distributors, which include IDEXX Laboratories, Inc. (“IDEXX”), a global leader in pet healthcare innovation, and Heska Corporation (“Heska”), a leading global provider of advanced veterinary diagnostics, and now part of Mars Petcare, one of the largest pet health companies in the world.

Transfer of the Nu.Q® Vet Cancer Test onto Heska’s in-house diagnostic platform (the element i+) was completed in 2023.

We are currently conducting ongoing research regarding Nu.Q® Vet in pursuit of the following goals:

•	Broadening the range of cancers detected,
•	Differential diagnosis,
•	Pre-analytics for the use of Nu.Q® Vet in the feline population,
•	Use of the Nu.Q® platform in NETosis in canines, and
•	Use of Capture-PCRTM in canines.

Nu.Q® NETs

Our Nu.Q® NETs assay is a groundbreaking CE-marked diagnostic solution that clinicians can use to detect NETosis. Our assay can be used to identify patients with clinically relevant elevated levels of circulating Neutrophil Extracellular Traps (NETs) and enable physicians to rapidly treat these patients. Although NETs play a critical role in our normal immune response, elevated levels of NETs are a complicating factor associated with poor patient outcomes in sepsis, cancer, and a range of other diseases.

Sepsis is the number one cause of death in hospitals worldwide. It kills an estimated 11 million people a year, which is more than cancer or coronary disease. In 2017, there were an estimated 49 million cases worldwide, with over half of all cases occurring among children and accounting for 2.9 million deaths in children under five years old. Just under half of all survivors are left with psychological and/or physical effects. Sepsis, also known as ‘blood poisoning’, is hard to identify. Initial symptoms of sepsis are difficult to distinguish from most infections and there is currently no test to diagnose it. Without prompt treatment, it can lead to multiple organ failure and death. Risk of death increases by 7.6% for every hour of treatment delay. Early detection and treatment of sepsis has the potential to improve survival – and improve the quality of life of survivors. Imagine if a simple blood test could help diagnose sepsis and identify those patients more likely to deteriorate.

Our Nu.Q® NETs assay is the only analytically validated assay to quantify the level of NETs. It is platform agnostic so it can be adapted to any workflow/clinical setting – including central lab and point of care.

Nu.Q® Discover

Nu.Q® Discover is a complete solution to profiling nucleosomes which empowers drug developers and scientists, offering rapid epigenetic profiling in disease model development, preclinical testing, and clinical studies – from drug discovery to market launch. Nu.Q® Discover is a valuable research tool for R&D professionals working within the field of Pharmacoepigenetics, and studying the epigenetic basis for variation in response to drugs and can help to answer clinical questions, such as measuring treatment eﬃcacy, or on-target and oﬀ-target eﬀects in drug development. Drug developers and scientists can work with us, access our state-of-the-art proprietary assays and realize their longer-term, drug development needs. In this way, Nu.Q® Discover is able to unlock value from Volition’s IP portfolio by helping us to commercialize the areas we are not going to drive ourselves.

Our biomarkers support the entire drug discovery and development process from pre-clinical testing to market-readiness. We aim to assess disease severity, monitor treatment response, and enhance the understanding of disease pathology and treatments.

Nu.Q® Cancer

Our Nu.Q® Cancer pillar encapsulates a range of simple, cost effective blood-based assays. Cancer is a devastating disease that touches many peoples’ lives, accounting for approximately 10 million deaths worldwide each year. It is the second leading cause of death globally and exerts an enormous burden on families, communities, and health systems. Survival rates are improving in countries with strong health systems, thanks to advances in cancer detection and treatment. However, access to timely diagnostics and therapies remains limited for cancer patients in low and middle-income countries.

Nu.Q® Cancer can detect characteristic epigenetic changes in nucleosomes that occur during the earliest stages of cancer and has potential applications beyond cancer detection. Being able to use epigenetic information from the nucleosomes of tumor cells could help physicians:

•	Predict treatment response for each patient,
•	Monitor treatment response and disease progression, and
•	Promptly amend a patient’s cancer treatment regimen to achieve a better outcome.

Nu.Q® Cancer could also play a pivotal role in MRD monitoring. The concept of MRD refers to the proportion of remaining cancer cells among otherwise normal bone marrow or, more rarely, among circulating blood cells after any given treatment of blood cancer. MRD monitoring has proven to be an independent prognostic factor and an important instrument for therapeutic decisions.

Capture-PCRTM

Based on over a decade of work on the chemistry of circulating chromatin fragments, we have also developed a transformational wet chemistry pathway that identifies and physically isolates chromatin fragments that we know are tumor-derived from background DNA of the same sequence, using Chromatin Immunoprecipitation (“ChIP”). Quantitative real-time PCR (“qPCR”) testing is undertaken to establish whether cancer is present.

This breakthrough method obviates expensive, time-consuming DNA sequencing and bioinformatics - allowing for rapid, cost-effective detection in a routine blood test. It may also be suitable for automation, enabling application in hospital laboratories.

In early-stage cancer, it is difficult to detect cancer-derived circulating tumor DNA (“ctDNA”) in the blood because it may comprise only 0.01% of the DNA present among a background of 99.99% normal DNA. Moreover, most of the cancer DNA has exactly the same sequence as normal DNA. Current ctDNA detection methods involve DNA extraction, sequencing of all (cancer and normal) circulating DNA and analysis of the sequencing data using sophisticated computer bioinformatics to tell them apart.

Our patented Capture-PCRTM is a novel method for liquid biopsy involving the first reported physical isolation of a class of tumor-derived ctDNA fragments from blood. Cancer-derived ctDNA fragments are then extracted after removal of all normal background DNA of the same sequence for detection with a simple, low-cost PCR test.

Manufacturing Capabilities and Strategy

Our manufacturing facility in Belgium, known as Silver One, offers cutting edge, purpose-built manufacturing and processing facilities. We are currently focusing on manufacturing our key components such as the antibodies and positive controls at Silver One, as well as ELISA kits. We have also outsourced a portion of  the production of our ELISA kits to a third-party manufacturer in the U.S. to facilitate logistics and to aim for large-scale production.

Commercialization Strategy

We are guided by three underlying principles to our commercialization strategy – ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition,
•	Are affordable, and
•	Are accessible worldwide.

The principles above inform our overall commercialization strategy for our products, which is driven by the following:

•	Conducting R&D in-house and through our research partners,
•	Monetizing our IP with upfront payments, milestone payments, royalties, and sales of kits and key components, and
•	Commercializing our products via global players and in fragmented markets through regional companies.

We aim to partner with established diagnostic companies to market, sell, and process our tests, leveraging their networks and expertise.

We believe, given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, they could potentially be used throughout the world.

We aim to remain an IP powerhouse in the epigenetic space and expect to monetize our IP and technologies through licensing and distribution contracts with companies that have established distribution networks and expertise on a worldwide or regional basis, in both human and animal care across platforms (centralized labs and point-of-care / in-house diagnostics).

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska. In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing, received $13.0 million based upon the achievement of two milestones and is eligible to receive up to an additional $5.0 million based upon the achievement of a final milestone upon the earlier of the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines, or the nine-month anniversary of the first peer reviewed paper evidencing clinical utility for the screening or monitoring of lymphoma in felines being published in any one of a number of periodicals identified by the parties. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test in kit format for companion animals through Heska’s network of central reference laboratories.

We also entered into a licensing and supply agreement with IDEXX in October 2022. This contract provides worldwide customer reach through IDEXX’s global reference laboratory network as we continue to commercialize our transformational Nu.Q® technology within the companion animal healthcare sector and capitalize on the significant opportunities available. IDEXX launched the IDEXX Nu.Q®  Canine Cancer Test in January 2023.

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories.

 Our Market Opportunity

Volition applies its technologies through its subsidiaries to develop simple, easy to use, cost-effective blood tests to help diagnose and monitor a range of life-altering diseases for both humans and animals including certain cancers and diseases associated with NETosis such as sepsis and COVID-19. Given the wide-ranging nature of our products in development we believe that our market opportunity is large.

We anticipate that because of their ease of use and cost efficiency of our tests they have the potential to become the first method of choice for disease detection and monitoring in both humans and animals.

Our Competition

We face competition primarily from other human-focused healthcare, pharmaceutical and diagnostic companies such as Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc, CellMax Life, Archer DX Inc., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Abbott Laboratories Inc., Cepheid Inc., Hologic Corporation, Agilent Technologies Inc., Qiagen Inc., Thermo Fisher, Illumina, Becton Dickinson, BioMerieux, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, Roche Diagnostics, Cytovale Inc., and Immunexpress Inc., and from companies such as PetDx, One Health Company (Fidocure) and Vidium Animal Health focused on the veterinary space. There may also be other companies developing products competitive with ours of which we are unaware.

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

In Europe, IVD medical devices are regulated by the European In Vitro Diagnostic Regulation 2017/746 (“EU IVDR”) which brings almost all IVDs under the direct review and control of designated assessment organizations (“Notified Bodies”), and the performance evaluation of IVDs, which requires extensive clinical and analytical performance studies in addition to a demonstration of scientific validity. Additional requirements are applied to reinforce the safety of the products such as extended responsibilities of the economic actors of the supply chain, increased post marketing surveillance activities, unannounced audits from Notified Bodies, implementation of an improved traceability and transparency of the devices with the introduction of the Unique Device Identification system and an expanded European Database on Medical Devices.

Tailored transitional periods have been introduced for on-market IVD devices that must undergo a conformity assessment involving Notified Bodies for the first time under the EU IVDR. The length of the transitional periods depends on the classification of device. The time needed for a Technical Documentation assessment of a device by our Notified Body (“TÜV SÜD”) is expected to last for nine months at a minimum. Any new devices introduced to the market will undergo EU IVDR assessment.

In practice, the conformity assessment procedure for our products requires a combination of Quality Management System (“QMS”) audits and Technical Documentation assessments. To support the conformity to the new IVDR, Belgian Volition has implemented a QMS, conforming to the internationally agreed standard ISO 13485 that sets out the QMS requirements specific to the medical devices industry. We have completed inspections in 2023 with the TÜV SÜD and our QMS is in compliance with the EU IVDR. Belgian Volition has maintained its ISO certification since 2015.

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

Intellectual Property

Volition is developing clinical products based on the enrichment and analysis of circulating chromatin using immunoassay, mass spectrometry, DNA sequencing and other methods. We have used this position to build a growing, broad and strong patent portfolio covering the ability to profile the epigenetic environment surrounding circulating chromosome fragments from diseased cells, including the epigenetic signaling status of nucleosomes, DNA, and other epigenetic chromatin proteins.

Our patent portfolio includes 50 patent families (plus two in-licensed families) and a total 79 patents granted related to our diagnostic tests (including veterinary applications), with 12 patents granted in the United States, 19 patents granted in Europe, and a further 48 patents granted worldwide. Additionally, we have a total of 132 patent applications currently pending, worldwide.

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

Employees

As of December 31, 2023, we had 110 full-time equivalent (“FTE”) personnel compared to 104 as of December 31, 2022, reflecting the growth in our commercial and production activities. We continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our board of directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to each of our employees around the globe as assessed with internal and external benchmarking data. We aim to build a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

Corporate History

VolitionRx Limited is a Delaware corporation that was incorporated on September 24, 1998 under the name “Standard Capital Corporation.” VolitionRx acquired its wholly owned operating subsidiary, Singapore Volition Pte. Limited, a Singapore registered company (“Singapore Volition”) in October 2011. Volition Global Services SRL, a Belgium private limited liability company (“Volition Global”), was formed in August 2021, which is a wholly owned operating subsidiary of VolitionRx. Singapore Volition has one subsidiary, Belgian Volition SRL, a Belgium private limited liability company (“Belgian Volition”), which it acquired in September 2010. Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited, a private limited company formed under the laws of England and Wales (“Volition Diagnostics”), which was formed in November 2015, Volition America, Inc., a Delaware corporation (“Volition America”), which was formed on in February 2017, Volition Veterinary Diagnostics Development LLC, a Texas limited liability company (“Volition Vet”), which was formed in June 2019, and Volition Germany GmbH (formerly Octamer GmbH, or “Octamer” and now “Volition Germany”), a Munich, Germany-based epigenetic reagent company that it acquired in January 2020.

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

•

Failure in our information technology, storage systems or our clinical laboratory equipment could significantly disrupt our operations and our research and development efforts and subject us to liability.

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
•

We have limited experience with sales and marketing and any failure to build and manage a sales and marketing team effectively, or to successfully engage third party providers for such services, could have a material adverse effect on our business.

•

We rely on third parties to manufacture and supply our intended products. Any problems experienced by these third parties could result in a delay or interruption in the supply of our intended products to our customers, which could have a material negative effect on our business.

•	We depend on third-party distributors to market and sell our products which will subject us to a number of risks.
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

•

If we fail to comply with the NYSE American’s continued listing requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

We are a clinical stage company and have incurred losses since our formation. As of December 31, 2023, we have an accumulated total deficit of approximately $202.6 million. As we continue the discovery and development of our future diagnostic products, we expect our expenses to increase significantly. Even as we begin to market and sell our intended products, we expect our losses to continue as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when or if we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected, and the market value of our common stock will decline.

We may need to raise additional capital in the future. If we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our plan of operations.

We may require additional capital to fully fund our current strategic plan, which includes successfully commercializing our Nu.Q® pipeline and developing future products. If we incur delays in commercialization of our Nu.Q® pipeline or other future products or in achieving significant product revenue, or if we encounter other unforeseen adverse business developments, we may exhaust our capital resources prior to the commencement of commercialization.

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

The market for diagnostics is also significantly affected by new product introductions and other market activities of industry participants. Our competitors include large multinational corporations and their operating units, including Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc, CellMax Life, Archer DX Inc., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Abbott Laboratories Inc., Cepheid Inc., Hologic Corporation, Agilent Technologies Inc., Qiagen Inc., Thermo Fisher, Illumina, Becton Dickinson, BioMerieux, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, Roche Diagnostics, Cytovale Inc. and Immunexpress Inc., and from companies such as PetDx, One Health Company (Fidocure) and Vidium Animal Health focused on the veterinary space. There may also be other companies developing products competitive with ours of which we are unaware. Successful commercialization of our services will require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach customers and to address potential resistance to recommendations for our services. If we are unable to continue to achieve significant market penetration, we will not be able to generate sufficient revenue to become profitable and our products may become obsolete.

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

As of December 31, 2023, we had approximately $20.7 million in combined cash and cash equivalents compared to approximately $10.9 million as of December 31, 2022. Our management expects to deploy these resources primarily to expand our commercialization activities, to fund our product development efforts and for general corporate and working capital purposes. However, our management has broad discretion to pursue other objectives. Our management might not apply our cash in ways that increase or permit any return of your investment.

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

Failure in our information technology, storage systems or our clinical laboratory equipment could significantly disrupt our operations and our research and development efforts and subject us to liability.

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

From time to time, we may consider opportunities to acquire or invest in other companies, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or otherwise advance our business strategies. Potential and completed acquisitions and investments involve numerous risks, including the following:

•	we may be unable to successfully integrate the acquired business(es) into our business;
•	we may be unable to realize the anticipated benefits of the acquisition;
•	the acquisition may not strengthen our competitive position; and
•	our future results may suffer if we do not effectively manage our expanded operations.

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

As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our current and anticipated pre-clinical investigations and clinical trials. For example, we currently rely on Diagnostic Oncology CRO, LLC (“DXOCRO”) to support development and clinical validation studies for our Nu.Q® product portfolio in the United States, including by conducting large-scale finding studies across multiple sites in the U.S. using our Nu.Q® NETs test to determine clinical utility in sepsis, which we hope to leverage in support of our U.S. commercialization strategy. However, if we are not able to maintain or reach mutually acceptable agreements with DXOCRO or other third parties on a timely basis, these third parties do not successfully carry out their commitments or regulatory obligations or meet expected deadlines, or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to agreed-upon clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.

We expect to expand our product development, research and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We are focused on developing our pipeline for current and future products. It is likely that our efforts will result in significant growth in the number of our consultants, advisors, and employees, in addition to the scope of our operations. For example, in connection with the anticipated commercialization of our products, we may add personnel to certain areas of our business including laboratory operations, quality assurance, and compliance. Further, as we build our commercialization efforts and expand research and development activities for new products, the scope and complexity of our operations is increasing significantly. As a result of our growth, our operating expenses and capital requirements have also increased, and we expect that they will continue to increase. Our ability to manage our growth effectively requires us to expend funds to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plan or disrupt our operations.

We have limited experience with sales and marketing and any failure to build and manage a sales and marketing team effectively, or to successfully engage and maintain third party providers for such services, could have a material adverse effect on our business.

As an organization we have limited experience with direct sales however we are building a team of experienced individuals in terms of market intelligence, product management and account management in addition to building relationships with market-leading established distributors as commercial partners. For example, Heska has commenced pre-order sales of our Nu.Q® Vet Cancer Test for screening of cancer in canines to veterinarians worldwide at the point of care pursuant to our exclusive global supply and licensing agreement. We have also engaged IDEXX to make our Nu.Q® Vet Cancer Test available to reference laboratories in the United States. Although we are investing in direct marketing to support these commercial launches, we may rely on third party resources such as Heska’s global network of veterinarians and IDEXX’s reference laboratory network to successfully market this test and generate revenue. Any failure to build and manage a sales and marketing team effectively, or to successfully engage and maintain third-party providers for such services, could have a material adverse effect on our business.

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

We depend, and expect to continue to depend, on third-party distributors to market, sell, and service our products in our intended markets. For example, Heska has commenced pre-order sales of our Nu.Q® Vet Cancer Test for screening of cancer in canines to veterinarians at the point of care and we engaged IDEXX to make our Nu.Q® Vet Cancer Test available to reference laboratories in the United States. Further, we have engaged with others including DNAtech, Portugal, and, through our agreement with Heska, with Scil Lab Europe, to launch the Nu.Q® Vet Cancer Test to customers in Europe. In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. We are subject to a number of risks associated with reliance upon these parties and other third-party distributors including the following:

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

Market acceptance and sales of our products will depend, in part, on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which products they will pay for and establish reimbursement levels for those products. To manage healthcare costs, many governments and third-party payers in the United States increasingly scrutinize the pricing of new products and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. We cannot be sure that reimbursement will be available for our products and, if reimbursement is available, the scope of such reimbursement. Reimbursement may impact the demand for, or the price of, our products. If reimbursement is not available or is available only at limited amounts, we may not be able to successfully commercialize our future products.

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

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and technologies that we develop under the patents and intellectual property laws of the United States, Europe and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information.  Our patent portfolio includes 50 patent families (plus two in-licensed families) and a total 79 patents granted related to our diagnostic tests (including veterinary applications), with 12 patents granted in the United States, 19 patents granted in Europe and a further 48 patents granted worldwide. Additionally, we have 132 patent applications pending, worldwide.

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

We have determined that we have material weaknesses in our internal control over financial reporting as of December 31, 2023. See Part II, Item 9A of this Report for a complete discussion of these material weaknesses in our internal control over financial reporting and remediation efforts. Although we have taken and continue to take steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as further described in Item 9A, to address these material weaknesses, or that the plans and controls, if implemented, will be successful in fully remediating these material weaknesses. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weaknesses, or we identify further material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted. Additionally, for so long as we remain as a smaller reporting company, under current rules our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

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

Further, our executive officers and directors beneficially own an amount of our outstanding shares of common stock such that if they were collectively to oppose a third party’s acquisition proposal for, or a change in control of, the Company, such officers and directors may have sufficient voting power to be able to influence whether such an acquisition or change in control takes place, even if other stockholders would support such a sale or change of control.

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

If we fail to comply with the NYSE American’s continued listing requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed on the NYSE American. The continued listing of our common stock on the NYSE American is subject to our continued compliance with certain listing requirements, including requirements related to corporate governance, our financial condition and operating results, the trading price of our common stock, number of stockholders and our market capitalization. If we fall out of compliance with the NYSE American’s listing standards and fail to regain compliance within the applicable cure periods, our common stock may be delisted from the NYSE American. The delisting of our common stock could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock.  In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, reduce the amount of analyst coverage of our securities, result in the loss of confidence by investors and employees, and could lead to fewer business development opportunities, any of which could adversely affect our business.

We are a smaller reporting company and a non-accelerated filer and we cannot be certain if the reduced disclosure requirements applicable to our filing status, as well as the exemption from the requirement to provide an auditor’s attestation report regarding the effectiveness of our internal controls, will make our common stock less attractive to investors.

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter.  “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  We are also a “non-accelerated filer,” based on our eligibility as a “smaller reporting company” as well as having annual revenues of less than $100 million in the most recent fiscal year for which audited financial statements are available. As a “non-accelerated filer,” we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting.  Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” and as a “non-accelerated filer” may make it harder for investors to analyze our results of operations and financial prospects and may make our common stock a less attractive investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain an information security and cybersecurity program, as well as a cybersecurity governance framework, which are designed to protect our information systems against operational risks related to cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats which include, among other things, operational risks, intellectual property theft, fraud or extortion, harm to employees or customers, violation of privacy or security laws and related litigation and legal risk, and reputational risks.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, and detect and contain any cybersecurity incidents that impact us. The program is integrated into our overall risk management systems and processes, and includes a cybersecurity risk assessment process that routinely evaluates potential impacts of cybersecurity risks on our business, including our operations, financial stability, and reputation. These assessments inform our cybersecurity risk mitigation strategies. The results are regularly shared with management and the Audit Committee of our board of directors as part of the committee’s involvement in managing and overseeing cybersecurity risks.

Our cybersecurity risk management program also includes processes to triage, assess the severity of, escalate, contain, investigate, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. If a cybersecurity incident is determined to be a potentially material cybersecurity incident, our disclosure controls and procedures define the steps to determine materiality and disclose such a material cybersecurity incident.

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other global financial institutions, we, as well as our employees, customers, regulators, service providers, and other third parties have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see the section entitled “Risk Factors — Failure in our information technology, storage systems or our clinical laboratory equipment could significantly disrupt our operations and our research and development efforts” included within this Report.

Cybersecurity Governance

Our board of directors is actively involved in overseeing risks from cybersecurity threats. At least once a year, the board of directors discusses our programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of our business strategy. Additionally, our board has delegated to our Audit Committee the authority to oversee and review the adequacy of our cybersecurity, information and technology security, and data privacy programs, procedures, and policies. Our Audit Committee is comprised entirely of independent directors who regularly evaluate cybersecurity risks.

The Audit Committee regularly receives updates from management with respect to the Company’s efforts to manage data protection, cybersecurity, and information and technology risks, and assesses the results of reviews from internal audits. Materials presented to our Audit Committee include updates on our data security posture, results from internal audit and third-party assessments, our incident response plan, and certain cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The committee also regularly engages with our Group IT Manager on technology risk-related topics.

Our processes also allow for our board of directors and the Audit Committee to be informed of key cybersecurity risks outside the regular reporting schedule. While the Audit Committee conducts meetings regularly, the committee is authorized to meet with management or individual directors at any time it deems appropriate to discuss matters relevant to the committee. The Company’s policy is for the board and the Audit Committee to receive prompt and timely information regarding any cybersecurity risk (including any incident) that meets reporting thresholds, as well as ongoing updates regarding any such risk, in accordance with our data breach reporting procedure and GDPR.

ITEM 2. PROPERTIES

Listed below are our current facilities as of December 31, 2023:

Location	Primary Function	Approx. Square Feet	Leased or Owned
Namur, Belgium (1)	Research and development	17,300	Owned
Namur, Belgium (2)	Manufacturing	9,688	Owned
London, UK (3)	Sales and marketing	323	Leased, expiring 2024
Triple One, Singapore (4)	Sales and marketing	192	Leased, expiring 2024
Henderson, Nevada (5)	Administration	301	Leased, expiring 2024
Carlsbad, California (6)	Research and development	6,645	Leased, expiring 2027

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

(4)	Singapore Volition signed a one-year lease for this property, commencing July 1, 2023, located at 111 Somerset Road, Level 3, Triple One, Somerset, Singapore 238164, at an annual rent of SGD 77,580.

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

Holders

As of March 15, 2024, there were  82,068,442 shares of our common stock outstanding held by 160 holders of record, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

On December 4, 2023, the Company issued 3,205,431 shares of its common stock to a non-U.S. investor for an aggregate purchase price of approximately $2.67 million in a private placement transaction. Such shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act as the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.  In addition, the investor certified that it is not a U.S. Person, as defined in Regulation S, and is not acquiring the securities for the account or benefit of any U.S. Person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration, and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Securities Act.  The shares were issued in book entry form with a restrictive legend to such effect.

Repurchase of Equity Securities

No equity securities were repurchased during the fourth quarter of 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part II within this Report. This discussion includes an analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 and year-over-year comparisons between those periods. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Report.

Company Overview

Volition is a multi-national epigenetics company. It has patented technologies that use chromosomal structures, such as nucleosomes, and transcription factors as biomarkers in cancer and other diseases. The tests in the Company’s product portfolio detect certain characteristic changes that occur from the earliest stages of disease, enabling early detection and offering a better way to monitor disease progression and a patient’s response to treatment.

The tests offered by Volition and its subsidiaries are designed to diagnose and monitor a range of life-altering diseases, including certain cancers and diseases associated with NETosis, such as sepsis and COVID-19. Early diagnosis and monitoring have the potential to not only prolong the life of patients but also improve their quality of life.

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - monitoring the immune system to save lives.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - monitoring disease progression, response to treatment and Minimal Residual Disease.
•	Capture-PCRTM - isolating and capturing circulating tumor derived DNA from plasma samples for early cancer detection.

The Company has grown from a single two-meter lab bench at the University of Namur in Belgium to a purpose-built lab in Gembloux, Belgium, an Innovation Lab in California, and offices in California, London, Singapore and Nevada.

In 2015 the Company’s common stock was listed on the New York Stock Exchange (VNRX). We now have a team of over 100 dedicated employees, spanning a wide range of disciplines; all united in its mission to improve outcomes for patients.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of December 31, 2023, we had cash and cash equivalents of approximately $20.7 million.

Net cash used in operating activities was $18.1 million and $15.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in cash used in operating activities during 2023 when compared to 2022 was primarily due to higher payroll costs and higher amounts paid to suppliers during the period.

Net cash used in investing activities was $1.1 million and $1.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. The decrease in cash used in investing activities during 2023 was primarily due to reduced purchases of laboratory equipment as compared to 2022.

Net cash provided by financing activities after associated costs was $29.0 million and $6.9 million for the years ended December 31, 2023 and December 31, 2022, respectively.

The increase in net cash provided by financing activities for the 2023, when compared to 2022 was primarily due to the following $8.0 million in net proceeds received from the sale and issuance of common stock in a registered public offering in February 2023, before deducting offering expenses of $0.2 million, $17.6 million in net proceeds received from the sale and issuance of common stock in a registered public offering in June 2023, before deducting offering expenses of $0.1 million and $2.7 million (€2.5 million) in net proceeds received from the sale and issuance of common stock in a private placement in December 2023, also in June 2023 a $0.2 million loan was received from Namur Invest and in December 2023 a $1.6 million loan was received from Wallonie Entreprendre S.A.

This compares with $6.4 million in net cash received from the issuance of approximately 3.5 million shares of common stock in a registered public offering in August 2022, before deducting offering expenses of $0.2 million paid by the Company and a $1.0 million (€1.0 million) loan received in August 2022 from Namur Invest, a $0.5 million loan received in December 2022 from Namur Invest, and $0.8 million in cash received from the issuance of shares of common stock under our “at-the-market” facilities during the year, before deducting offering expenses of $0.2 million.

For additional information on our “at the market facilities,” refer to Note 7, Common Stock – Equity Distribution Agreements, of the Notes to consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of December 31, 2023.

Approximate Payments (Including Interest) Due by Year

	Total	2024	2025 - 2028	2029 +
Description	$	$	$	$
Financing lease liabilities	497,250	59,374	237,500	200,376
Operating lease liabilities and short-term lease	646,662	256,768	389,894	-
Grants repayable	478,562	55,855	186,218	236,489
Long-term debt	5,791,541	1,481,023	3,986,716	323,802
Collaborative agreements obligations	1,273,692	1,110,146	163,546	-
Total	8,687,707	2,963,166	4,963,874	760,667

We intend to use our cash reserves to predominantly fund further research and development, and commercialization activities. We do not have any substantial source of revenues and expect to rely on additional future financing, through the sale of licensing or distribution rights, grant funding and the sale of equity or debt securities to provide sufficient funding to execute our strategic plan. There is no assurance that we will be successful in raising further funds.

In the event additional financing is delayed, we will prioritize the completion of clinical validation studies for the purpose of the sale of licensing or distribution rights, and the maintenance of our patent rights. In the event of an ongoing lack of financing, it may be necessary to discontinue operations, which will adversely affect the value of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors included in their report on our audited financial statements for the year ended December 31, 2023, an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Years Ended December 31, 2023 and December 31, 2022

The following table sets forth our results of operations for the years ended on December 31, 2023, and December 31, 2022, respectively (expressed in United Stated Dollars, except outstanding share numbers and percentages).

			Increase	Percentage Increase
	2023	2022	(Decrease)	(Decrease)
	$	$	$	%
Royalty	1,369	2,911	(1,542)	(53%)
Service	175,476	92,488	82,988	90%
Product	598,457	210,993	387,464	>100%
Total Revenues	775,302	306,392	468,910	>100%

Research and development	19,551,523	15,332,989	4,218,534	28%
General and administrative	10,368,314	10,177,229	191,085	2%
Sales and marketing	6,843,160	6,576,246	266,914	4%
Total Operating Expenses	36,762,997	32,086,464	4,676,533	15%

Grant income	214,451	1,229,425	(1,014,974)	(83%)
Loss on disposal of fixed assets	(15,843)	-	(15,843)	<(100%)
Interest income	93,324	125,265	(31,941)	(25%)
Interest expense	(221,622)	(173,087)	48,535	28%
Gain on change in fair value of warrant liability	240,311	-	240,311	>100%
Total Other Income (Expenses)	310,621	1,181,603	(870,982)	(74%)

Net Loss	(35,677,074)	(30,598,469)	5,078,605	17%

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenue for the year ended December 31, 2023 was $775,302 compared with $306,392 for the year ended December 31, 2022. The main source of revenues during the years ended December 31, 2023 and December 31, 2022, was product sales of the Nu.Q® Vet Cancer Test and services revenue from our Nu.Q®  Discover offering.

Operating Expenses

Total operating expenses increased to $36.8 million from $32.1 million for the years ended December 31, 2023 and December 31, 2022, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $19.6 million from $15.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in overall research and development expenditures during 2023 was primarily related to higher personnel expenses and clinical research costs. FTE personnel numbers within this division increased by three to sixty six during 2023 compared to the prior year period.

	2023	2022	Change
	$	$	$
Personnel expenses	9,207,822	7,125,017	2,082,805
Stock-based compensation	617,710	652,653	(34,943)
Direct research and development expenses	7,641,571	5,662,957	1,978,614
Other research and development	964,843	1,052,749	(87,906)
Depreciation and amortization	1,119,577	839,613	279,964
Total research and development expenses	19,551,523	15,332,989	4,218,534

General and Administrative Expenses

General and administrative expenses increased to $10.4 million from $10.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in overall general and administrative expenditures during 2023 was primarily due to higher personnel expenses and legal and professional fees offset by lower stock-based compensation. The FTE personnel number within this division remained at twenty two in 2023 compared to the prior year period.

	2023	2022	Change
	$	$	$
Personnel expenses	5,492,705	5,047,242	445,463
Stock-based compensation	939,412	1,393,784	(454,372)
Legal and professional fees	2,116,494	1,954,798	161,696
Other general and administrative	1,579,241	1,486,722	92,519
Depreciation and amortization	240,462	294,683	(54,221)
Total general and administrative expenses	10,368,314	10,177,229	191,085

Sales and Marketing Expenses

Sales and marketing expenses increased to $6.8 million from $6.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in overall sales and marketing expenditures was primarily due to increased personnel expenses offset by lower stock-based compensation. The FTE personnel number within this division increased by three to twenty two in 2023 compared to the prior year period.

	2023	2022	Change
	$	$	$
Personnel expenses	5,046,282	4,400,092	646,190
Stock-based compensation	732,422	1,068,222	(335,800)
Other sales and marketing expenses	1,012,868	1,053,807	(40,939)
Depreciation and amortization	51,588	54,125	(2,537)
Total sales and marketing expenses	6,843,160	6,576,246	266,914

Other Income (Expenses)

For the year ended December 31, 2023, other income decreased to approximately $0.3 million compared to other income of approximately $1.2 million for the year ended December 31, 2022. This decrease in other income was primarily due to reduced grant income received of approximately $0.2 million during 2023 compared to $1.2 million in 2022.

Net Loss

For the year ended December 31, 2023, the Company’s net loss was $35.7 million, an increase of approximately $5.1 million, in comparison to a net loss of $30.6 million for the year ended December 31, 2022. The change was a result of the factors described above.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We also regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances, useful lives of property and equipment and intangible assets, borrowing rate used in operating lease right-of-use asset and liability valuations, impairment analysis of intangible assets and valuations of stock-based compensation.

We base our estimates and assumptions on current facts, historical experiences, information from third-party professionals and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Impairment losses of $nil and $nil were recognized during the years ended December 31, 2023 and December 31, 2022, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of VolitionRx Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VolitionRx Limited (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and minimal revenues which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Draper, UT

March 25, 2024

VOLITIONRX LIMITED

Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	December 31,	December 31,
	2023	2022
	$	$
ASSETS
Current Assets
Cash and cash equivalents	20,729,983	10,867,050
Accounts receivable	242,617	72,609
Prepaid expenses	521,370	784,920
Other current assets	360,125	447,566
Total Current Assets	21,854,095	12,172,145

Property and equipment, net	5,523,013	5,393,012
Operating lease right-of-use assets	549,504	619,392
Intangible assets, net	23,886	110,505
Total Assets	27,950,498	18,295,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	3,211,287	3,043,008
Accrued liabilities	3,928,761	2,872,247
Deferred revenue	23,000,000	10,000,000
Management and directors’ fees payable	59,625	71,119
Current portion of long-term debt	1,207,007	1,066,700
Warrant liability	126,649	-
Current portion of financing lease liabilities	48,570	46,014
Current portion of operating lease liabilities	199,323	245,163
Current portion of grant repayable	55,855	41,836
Total Current Liabilities	31,837,077	17,386,087

Long-term debt, net of current portion	3,624,860	2,779,240
Finance lease liabilities, net of current portion	400,022	436,132
Operating lease liabilities, net of current portion	378,054	400,091
Grant repayable, net of current portion	422,707	420,466
Total Liabilities	36,662,720	21,422,016

Stockholders' Deficit
Common stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 81,898,321 shares and 57,873,379 shares, respectively	81,898	57,873
Additional paid-in capital	194,448,414	164,397,468
Accumulated other comprehensive income	243,940	227,097
Accumulated deficit	(202,576,507)	(167,257,429)
Total VolitionRx Limited Stockholders' Deficit	(7,802,255)	(2,574,991)
Non-controlling interest	(909,967)	(551,971)
Total Stockholders’ Deficit	(8,712,222)	(3,126,962)

Total Liabilities and Stockholders’ Deficit	27,950,498	18,295,054

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, except share numbers)

	For the Years Ended
	December 31, 2023	December 31, 2022
		$
Revenues
Royalty	1,369	2,911
Service	175,476	92,488
Product	598,457	210,993
Total Revenues	775,302	306,392

Operating Expenses
Research and development	19,551,523	15,332,989
General and administrative	10,368,314	10,177,229
Sales and marketing	6,843,160	6,576,246
Total Operating Expenses	36,762,997	32,086,464

Operating Loss	(35,987,695)	(31,780,072)

Other Income (Expenses)
Grant income	214,451	1,229,425
Loss on disposal of fixed assets	(15,843)	-
Interest income	93,324	125,265
Interest expense	(221,622)	(173,087)
Gain on change in fair value of warrant liability	240,311	-
Total Other Income	310,621	1,181,603

Net Loss	(35,677,074)	(30,598,469)
Net Loss attributable to Non-Controlling Interest	357,996	329,676
Net Loss attributable to VolitionRx Limited Stockholders	(35,319,078)	(30,268,793)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	16,843	78,771
Net Comprehensive Loss	(35,660,231)	(30,519,698)

Net Loss Per Share – Basic and Diluted attributable to VolitionRx Limited Stockholders	(0.50)	(0.55)

Weighted Average Shares Outstanding
– Basic and Diluted	71,234,565	55,350,401

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022
(Expressed in United States Dollars, except share numbers)
			Additional	Accumulated Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2021	53,772,261	53,772	154,730,938	148,326	(136,988,636)	(222,295)	17,722,105
Common stock issued for settlement of RSUs	297,289	297	(297)	-	-	-	-
Common stock issued in public offerings, net	3,803,829	3,804	6,732,640	-	-	-	6,736,444
Tax withholdings paid related to stock-based compensation	-	-	(180,472)	-	-	-	(180,472)
Stock-based compensation	-	-	3,114,659	-	-	-	3,114,659
Foreign currency translation	-	-	-	78,771	-	-	78,771
Net loss	-	-	-	-	(30,268,793)	(329,676)	(30,598,469)
Balance, December 31, 2022	57,873,379	57,873	164,397,468	227,097	(167,257,429)	(551,971)	(3,126,962)

Common stock issued for settlement of RSUs	658,102	658	(658)	-	-	-	-
Common stock issued for cash, net of issuance costs and allocation to warrant liability	23,380,134	23,380	27,997,696	-	-	-	28,021,076
Common stock repurchased and retired	(13,294)	(13)	(31,759)	-	-	-	(31,772)
Tax withholdings paid related to stock-based compensation	-	-	(203,878)	-	-	-	(203,878)
Stock-based compensation	-	-	2,289,545	-	-	-	2,289,545
Foreign currency translation	-	-	-	16,843	-	-	16,843
Net loss	-	-	-	-	(35,319,078)	(357,996)	(35,677,074)
Balance, December 31, 2023	81,898,321	81,898	194,448,414	243,940	(202,576,507)	(909,967)	(8,712,222)

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	For the Years Ended
	December 31, 2023	December 31, 2022
	$	$
Operating Activities:
Net loss	(35,677,074)	(30,598,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,152,534	936,084
Amortization of operating lease right-of-use assets	260,743	253,864
Loss on disposal of fixed assets	15,843	-
Stock-based compensation	2,289,545	3,114,659
Gain on change in fair value of warrant liability	(240,311)	-
Changes in operating assets and liabilities:
Accounts receivable	(169,666)	(72,609)
Prepaid expenses	263,550	433,995
Other current assets	87,441	351,514
Accounts payable and accrued liabilities	1,224,743	548,611
Deferred revenue	13,000,000	9,987,488
Management and directors’ fees payable	(11,494)	(184)
Operating lease liabilities	(258,853)	(232,695)
Net Cash Used In Operating Activities	(18,062,999)	(15,277,742)

Investing Activities:
Purchases of property and equipment	(1,083,749)	(1,570,182)
Net Cash Used In Investing Activities	(1,083,749)	(1,570,182)
Financing Activities:
Net proceeds from issuance of common shares	28,388,036	6,736,444
Tax withholdings paid related to stock-based compensation	(203,878)	(180,472)
Common stock repurchased	(31,772)	-
Proceeds from grants repayable	25,315	218,445
Proceeds from long-term debt	1,854,877	1,523,098
Payments on long-term debt	(981,291)	(1,268,386)
Payments on grants repayable	(22,096)	(45,664)
Payments on financing leases	(46,506)	(45,433)
Net Cash Provided By Financing Activities	28,982,685	6,938,032
Effect of foreign exchange on cash and cash equivalents	26,996	195,629

Net Change in Cash and Cash Equivalents	9,862,933	(9,714,263)
Cash and Cash Equivalents – Beginning of Year	10,867,050	20,581,313
Cash and Cash Equivalents – End of Year	20,729,983	10,867,050

Supplemental Disclosures of Cash Flow Information:
Interest paid	221,622	173,110

Non-Cash Financing Activities:
Common Stock issued for settlement of vested RSUs	658	297
Offering costs from issuance of common stock	392,822	427,443
Fair value of warrants issued in connection with public offering at issuance	366,960	-
Non-cash note payable	356,258	620,549

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2023 and 2022

($ expressed in United States Dollars)

Note 1 – Organization and Nature of Operations

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

The Company’s principal business objective through its subsidiaries is to develop and bring to market simple, easy to use, cost effective blood tests designed to help diagnose and monitor a range of life-altering diseases, including certain cancers and diseases associated with NETosis such as sepsis and COVID-19. The tests are based on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – an indication that disease is present.  The Company has two wholly owned subsidiaries, Volition Global Services SRL (“Volition Global”) which was formed in August 2021 and Singapore Volition. Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL, a Belgium private limited liability company (“Belgian Volition”), which it acquired in September 2010.  Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), which was formed in November 2015, Volition America, Inc. (“Volition America”), which was formed in February 2017, Volition Germany GmbH (“Volition Germany”), which was acquired in January 2020, as well as its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”), which was formed in June 2019.  Following the acquisition of Singapore Volition in 2011, the Company’s fiscal year end was changed from August 31 to December 31.

Note 2 – Liquidity and Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has incurred substantial losses since its inception of $202.6 million, has negative cash flows from operations, and has minimal revenues and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern.

The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by, (a) securing additional grant funds, (b) obtaining additional financing through debt or equity transactions; (c) granting licenses and/or distribution rights to third parties in exchange for specified up-front and/or back-end payments, and (d) developing and commercializing its products in an efficient manner. Management continues to exercise tight cost controls to conserve cash.

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

For Years Ended December 31, 2023 and 2022

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2023 include the accounts of the Company and its subsidiaries. The Company has two wholly owned subsidiaries, Singapore Volition Pte. Limited and Volition Global Services SRL. Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL. Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited, Volition America, Inc, Volition Germany GmbH, and its one majority owned subsidiary Volition Veterinary Diagnostics Development LLC. See Note 10(f), Commitments and Contingencies – Other Commitments, for more information regarding Volition Vet, Volition Germany and Volition America. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2023, and December 31, 2022, the Company had $20,729,983 and $10,867,050, respectively, in cash and cash equivalents. As of December 31, 2023, and December 31, 2022, the Company had $15,220,237 and $7,925,876, respectively, in its domestic accounts in excess of Federal Deposit insured limits. As of December 31, 2023, and December 31, 2022, the Company had $4,227,147 and $1,725,981, respectively, in its foreign accounts in excess of the Belgian Deposit insured limits. As of December 31, 2023, and December 31, 2022, the Company had $107,349 and $100,601, respectively, in its foreign accounts in excess of the Singapore Deposit insured limits. As of December 31, 2023, and December 31, 2022, the Company had $320,124 and $326,631, respectively, in its foreign accounts in excess of the UK Deposit insured limits.

Accounts Receivable

Accounts receivable consist of trade receivables in the normal course of business. Due to the nature of the accounts receivable balance, the Company believes the risk of doubtful accounts is minimal and therefore no allowance is recorded. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  The Company may provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2023, the accounts receivable balance was $242,617 and the allowance for doubtful accounts was $nil.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2023 and 2022

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Useful Life
Computer hardware and software	3 years
Laboratory equipment	5 years
Office furniture and equipment	5 years
Buildings	30 years
Building improvements	5-15 years
Land	Not amortized

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing net income (loss) attributable to Volition shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings (loss) per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. There were  9,197,021 and  7,787,013 potential common stock equivalents from stock options, RSUs and warrants excluded from the diluted EPS calculations as their effect is anti-dilutive for the years ended December 31, 2023, and December 31, 2022, respectively.

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

Other Comprehensive Income (Loss)

ASC 220, “Other Comprehensive Income/(Loss)”, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As of December 31, 2023, the Company had $243,940 of accumulated other comprehensive income, relating to foreign currency translation.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2023 and 2022

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

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023.

Fair Value Measurements at December 31, 2023

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	126,649	-	126,649

As of December 31, 2022, there was no warrant liability. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the year ended December 31, 2023, as follows:

Warrant Liability
$
Balance at December 31, 2022	-
Fair value of warrant liability, at issuance	366,960
Gain on change in fair value of warrant liability	(240,311)
Balance at December 31, 2023	126,649

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2023 and 2022

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

For Years Ended December 31, 2023 and 2022

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

Revenue from Heska Agreement

On March 28, 2022, Belgian Volition entered into a Master License and Supply Agreement (the “License Agreement”) with Heska Corporation (“Heska”), a leading global provider of advanced veterinary diagnostics, pursuant to which Belgian Volition granted Heska worldwide exclusive rights to sell the Nu.Q® Vet Cancer Test at the point of care (“POC”) initially for the screening of lymphoma and hemangiosarcoma in dogs (“Canine Lymphoma & HSA”), and non-exclusive rights to sell its Nu.Q® Vet Cancer Test in kit format (“Kits”) through Heska’s network of central reference laboratories (“Central Lab”) initially for Canine Lymphoma & HSA.

Under and subject to the terms of the License Agreement, Belgian Volition received an upfront payment of $10.0 million in 2022, and  received further milestone payments in 2023 of (i) $6.5 million upon the first commercial sale by or on behalf of Heska of a POC screening test for Canine Lymphoma & HSA and  (ii) $6.5 million upon the first commercial sale by or on behalf of Heska of a POC monitoring test for the same conditions. A further milestone payment of $5.0 million will be payable to Volition pursuant to the Agreement upon the earlier of (a) the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines, or (b) the 9-month anniversary of the first peer reviewed paper evidencing clinical utility for the screening or monitoring of lymphoma in felines being published in any one of a number of periodicals identified by the parties. Any further expansion of the License Agreement to cover the use of the Nu.Q® Vet Cancer Test for other cancer and non-cancer indications is subject to negotiation between the parties.

Pursuant to the terms of the License Agreement, Belgian Volition will also supply Central Lab Kits and will receive a pre-agreed price per test, adjusted annually for inflation. The price per test for POC key components (“Key Components”) is also discounted to reflect the lower cost to Belgian Volition and additional assembly costs for Heska, as well as consideration for Heska’s upfront and milestone payments. Heska will assemble the Key Components for use at the POC, and is additionally responsible for marketing and distribution efforts and related costs.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

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

During the first quarter of 2022, the Company received a $10.0 million upfront payment under the License Agreement and further upfront payments totaling $13.0 million in the fourth quarter of 2023, which is included as deferred revenue on the accompanying consolidated balance sheet as of $23.0 million. The Company allocated the milestone payments that were not constrained to the single performance obligation in the contract. The Company expects to recognize the total $28.0 million of milestone amounts under the License Agreement over time using an output method based on Key Components and Kits supplied to Heska.

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

Sales to the Company’s three largest customers represented over 61% of total sales for the year ended December 31, 2023.

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received (including non-refundable amounts) but have not been recognized as revenue because the related performance obligations are deemed incomplete. As of December 31, 2023, the Company recorded $23.0 million as deferred revenue in respect of a non-refundable payment received in relation to a licensing and product supply agreement with Heska Corporation. As of December 31, 2022, the Company recorded $10.0 million as deferred revenue.

Contract assets include costs and services incurred on contracts with open performance obligations. These contract assets were immaterial as of December 31, 2023.

Research and Development

In accordance with ASC 730, the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $19.6 million and $15.3 million during the years ended December 31, 2023 and 2022, respectively.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment”, the Company reviews the carrying value of long-lived assets such as intangible assets with definite lives, property and equipment, and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value. Impairment losses of $nil were recognized during the years ended December 31, 2023, and December 31, 2022, respectively.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. Restricted stock units (“RSUs)” are valued based on the closing stock price on the date of grant (intrinsic value method). The fair value of RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring, with the estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company has elected to recognize forfeitures as they occur. Refer to Note 8 for further details.

Operating Leases

The Company accounts for leases in accordance with ASC 842, “Leases.” The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company recognizes right-of-use assets (“ROU”) and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

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

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 $ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Operating Leases (continued)

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

Reclassifications

Certain reclassifications within operating expenses have been made to prior period’s consolidated financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable.

The company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Management does not believe significant credit risks exist at December 31, 2023.

As at December 31, 2023 the two largest customer balances represented over 65% of the total outstanding accounts receivable balance.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates “ASUs” issued by the Financial Accounting Standards Board (“FASB”). The Company has evaluated all recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2023 and December 31, 2022:

			December 31, 2023
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	724,534	610,577	113,957
Laboratory equipment	4,753,253	2,491,149	2,262,104
Office furniture and equipment	378,800	280,396	98,404
Buildings	2,113,031	377,328	1,735,703
Building improvements	1,610,016	429,639	1,180,377
Land	132,468	-	132,468
	9,712,102	4,189,089	5,523,013

			December 31, 2022
		Accumulated	Net Carrying
	Cost	Depreciation	Value
	$	$	$
Computer hardware and software	656,759	497,306	159,453
Laboratory equipment	4,190,289	1,951,387	2,238,902
Office furniture and equipment	358,575	239,436	119,139
Buildings	2,054,332	298,397	1,755,935
Building improvements	1,317,132	326,337	990,795
Land	128,788	-	128,788
	8,705,875	3,312,863	5,393,012

During the years ended December 31, 2023 and December 31, 2022, the total capital expenditure was $1.1 million and $1.6 million, respectively, the majority of which was from purchases of laboratory equipment.

During the years ended December 31, 2023 and December 31, 2022, the Company recognized $1,080,475 and $865,262, respectively, in depreciation expense.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

December 31, 2023
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,130,936	1,107,050	23,886

December 31, 2022
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,104,103	993,598	110,505

During the years ended December 31, 2023 and December 31, 2022, the Company recognized $84,910 and $75,558, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2024	$23,886
Total Intangible Assets	$23,886

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2023. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2023.

Note 6 - Related Party Transactions

See Note 7 for common stock issued to related parties and Note 8 for stock options, warrants and RSUs issued to related parties. The Company has agreements with related parties for the purchase of products and consultancy services which are accrued under accruals and management and directors’ fees payable (see consolidated balance sheets).

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 7 - Common Stock

As of December 31, 2023, the Company was authorized to issue 100 million shares of common stock par value $0.001 per share, of which  81,898,321 and  57,873,379 shares were issued as of December 31, 2023 and December 31, 2022, respectively.

2023

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

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

Equity Capital Raises (continued)

The fair value of the warrants as of June 1, 2023, the issuance date, and December 31, 2023, were $366,960 and $126,649, respectively. The warrant liability was estimated using the Black-Scholes pricing model with the following assumptions.

		(At Issuance)
	December 31, 2023	June 1, 2023

Risk-free interest rate	3.89%	3.70%
Expected volatility	76.30%	71.56%
Expected life (years)	4.44	5.03
Expected dividend yield	-	-
Total fair value	$126,649	$366,960

On December 5, 2023 the Company issued 3,205,431 shares of its common stock in a private placement to Wallonie Entreprendre S.A (W.E.) at a purchase price of $0.8337 per share, or an aggregate purchase price of approximately $2.7 million (€2.5 million).  The shares of common stock will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and unless so registered may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Equity Capital Raises

2022

On July 29, 2022, the Company entered into an underwriting agreement with Newbridge in connection with an underwritten public offering of 3,450,000 shares of the Company’s common stock, which includes Newbridge’s exercise in full of its overallotment option, pursuant to the “2021 Form S-3. Newbridge purchased the shares from the Company at a price of $1.87 per share. The offering closed on August 2, 2022. The Company received net proceeds of approximately $6.4 million from the offering before deducting offering expenses of $0.2 million paid by the Company.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

Equity Distribution Agreements

2023

During the year ended December 31, 2023, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $0.7 million under the 2022 EDA (as defined below) through the sale of 279,703 shares of its common stock. As of December 31, 2023, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $1.5 million under the 2022 EDA through the sale of 630,532 shares of its common stock. See Note 11 for additional details regarding sales under the 2022 EDA subsequent to December 31, 2023.

2022

On May 20, 2022, the Company entered into an equity distribution agreement (the “2022 EDA”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, with an aggregate offering price of up to $25.0 million, from time to time through an “at the market” offering pursuant to the 2021 Form S-3 through Jefferies acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2022 EDA.  As of December 31, 2022, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $0.8 million under the 2022 EDA through the sale of 350,829 shares of common stock.

From January 1, 2022 through May 7, 2022, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $9,500 under its equity distribution agreement with Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “2021 EDA”) through the sale of 3,000 shares of its common stock. The Company terminated the 2021 EDA effective May 7, 2022.

2023 and 2022

Issuances Upon Warrant Exercises

For the years ended December 31, 2023 and December 31, 2022 no warrants were exercised.

2023 and 2022

Stock Option Exercises

During the year ended December 31, 2023 and December 31, 2022 no shares of common stock were issued pursuant to the exercise of stock options.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

Stock Options Expired / Cancelled

The table below summarizes the stock options granted under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) or the 2011 Equity Incentive Plan (the “2011 Plan”), as indicated, that expired or were cancelled during the year ended December 31, 2023.

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

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

RSU Settlements

2023

During the year ended December 31, 2023 we issued a total of 658,102 shares of common stock from the settlement of RSUs, as follows:

Equity Incentive Plan	RSUs #	Vest Date	Shares Issued	Shares Withheld for Taxes
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
2015	15,000	Mar 25, 2023	15,000	-
2015	2,500	Apr 4, 2023	1,759	741
2015	13,500	Apr 4, 2023	7,995	5,505
2015	35,000	Apr 4, 2023	22,610	12,390
2015	50,000	May 1, 2023	35,707	14,293
2015	4,000	Jun 1, 2023	2,270	1,730
2015	7,500	Jun 1, 2023	4,257	3,243
2015	208,809	Aug 3, 2023	167,809	41,000
2015	34,102	Aug 15, 2023	23,764	10,338
2015	12,000	Sep 7, 2023	7,046	4,954
2015	12,500	Sep 21, 2023	7,434	5,066
2015	357,346	Oct 4, 2023	298,738	58,608
2015	19,904	Oct 4, 2023	6,883	13,021
2015	21,583	Oct 13, 2023	21,583	-
2015	21,750	Nov 1, 2023	21,750	-
2015	334	Nov 29, 2023	334	-
2015	2,000	Dec 15, 2023	1,185	815
	836,828		658,102	178,726

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

RSU Settlements (continued)

2022

During the year ended December 31, 2022 we issued a total of 297,289 shares of common stock from the settlement of RSUs, as follows:

Equity Incentive Plan	RSUs #	Vest Date	Shares Issued	Shares Withheld for Taxes
2015	15,000	Mar 25, 2022	15,000	-
2015	26,250	Apr 13, 2022	21,712	4,538
2015	50,000	May 1, 2022	35,000	15,000
2015	230,102	Aug 3, 2022	191,992	38,110
2015	12,000	Sep 7, 2022	7,038	4,962
2015	19,905	Oct 4, 2022	13,022	6,883
2015	21,750	Nov 1, 2022	12,344	9,406
2015	2,000	Dec 15, 2022	1,181	819
	377,007		297,289	79,718

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 - Stock-based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the year ended December 31, 2023 and December 31, 2022:

		Weighted Average
	Number of	Exercise Price
	Warrants	$
Outstanding at December 31, 2021	485,000	3.88
Granted	54,000	3.05
Outstanding at December 31, 2022	539,000	3.80
Granted	448,500	2.00
Expired	(125,000)	2.47
Outstanding at December 31, 2023	862,500	3.05

Exercisable at December 31, 2023	835,500	3.05

Warrants Granted

2023

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

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

a) Warrants (continued)

Warrant Expiration

2023

Effective February 26, 2023, a warrant to purchase 125,000 shares of common stock expired unexercised.

2022

During the year ended December 31, 2022, no warrants expired unexercised.

Below is a table summarizing the warrants issued and outstanding as of December 31, 2023. The warrants outstanding have a weighted average price of $3.05 per share and an aggregate weighted average remaining contractual life of  3.83 years. The warrants exercisable have a weighted average price of  $3.05 per share.

			Weighted Average	Proceeds to
		Exercise	Remaining	Company if
Number	Number	Price	Contractual	Exercised
Outstanding	Exercisable	($)	Life (Years)	$
448,500	448,500	2.00	4.46	897,000
54,000	27,000	3.05	4.76	164,700
50,000	50,000	3.45	2.17	172,500
125,000	125,000	3.95	3.01	493,750
185,000	185,000	4.90	3.09	906,500
862,500	835,500			2,634,450

Stock-based compensation expense related to warrants of $30,574 and $84,102 was recorded for the years ended December 31, 2023, and December 31, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $5,238 and is expected to be recognized over a period of 0.26 years. As of December 31, 2023, the total intrinsic value of warrants was $nil.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

b) Options

The Company currently has options outstanding under both its 2011 Plan (for option issuances prior to 2016,) and its 2015 Plan (for option issuances commencing in 2016). Effective as of January 1, 2016, no additional awards were or may be made under the 2011 Plan.

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

On April 17, 2023, the Board of Directors adopted a subsequent amendment to the 2015 Plan to increase the number of shares of common stock available for issuance under such plan by 1,950,000 shares to an aggregate maximum of 9,700,000 shares, which amendment was approved by the stockholders at an annual meeting held on June 28, 2023.

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

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 -Stock-based Compensation (continued)

b) Options (continued)

The following table summarizes the changes in options outstanding of the Company during the years ended December 31, 2023 and December 31, 2022.

		Weighted Average
	Number of	Exercise Price
	Options	$
Outstanding at December 31, 2021	5,027,518	3.87
Expired/Cancelled	(42,413)	3.43
Outstanding at December 31, 2022	4,985,105	3.87
Expired/Cancelled	(285,536)	3.89
Outstanding at December 31, 2023	4,699,569	3.87

Exercisable at December 31, 2023	4,699,569	3.87

2023

During the year ended December 31, 2023, no options were granted.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 - Stock-based Compensation(continued)

b) Options (continued)

2023

During the year ended December 31, 2023, the following table summarizes the options cancelled.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	25,000	Apr 15, 2016	25,000	4.00	Feb 18, 2023
2015	55,000	Apr 13, 2020	55,000	3.60	Feb 18, 2023
2015	50,000	Mar 30, 2017	50,000	5.00	Feb 18, 2023
2015	50,000	Feb 11, 2019	50,000	3.25	Feb 18, 2023
2015	50,000	Jan 23, 2018	50,000	4.00	Feb 18, 2023
2015	32,383	Aug 3, 2021	32,383	3.40	Feb 18, 2023
2011	5,267	Mar 20, 2013	5,267	4.35	Mar 20, 2023
2011	1,100	Mar 20, 2013	1,100	4.35	Mar 20, 2023
2015	4,317	Aug 3, 2021	4,317	3.40	Jun 28, 2023
2011	550	Sep 2, 2013	550	3.35	Sep 2, 2023
2011	550	Sep 2, 2013	550	4.35	Sep 2, 2023
2011	550	Sep 2, 2013	550	4.35	Sep 2, 2023
2011	2,167	Sep 2, 2013	2,167	3.35	Sep 2, 2023
2011	2,167	Sep 2, 2013	2,167	4.35	Sep 2, 2023
2011	2,167	Sep 2, 2013	2,167	4.35	Sep 2, 2023
2015	4,318	Aug 3, 2021	4,318	3.40	Sep 28, 2023
	285,536		285,536

2022

During the year ended December 31, 2022, the following table summarizes the options cancelled.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	2,515	Aug 3, 2021	2,515	3.40	Aug 18, 2022
2015	5,000	Apr 13, 2020	5,000	3.60	Nov 18, 2022
2015	2,515	Aug 3, 2021	2,515	3.40	Nov 18, 2022
2015	32,383	Aug 3, 2021	32,383	3.40	Nov 18, 2022

	42,413		42,413

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 - Stock-based Compensation(continued)

b) Options (continued)

Below is a table summarizing the options issued and outstanding as of December 31, 2023, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016)and which have a weighted average exercise price of $ 3.87 per share and an aggregate weighted average remaining contractual life of  4.23 years.

			Weighted Average	Proceeds to
		Exercise	Remaining	Company if
Number	Number	Price	Contractual Life	Exercised
Outstanding	Exercisable	($)	(Years)	$
585,000	585,000	3.25	1.12	1,901,250
981,569	981,569	3.40	7.60	3,337,335
740,000	740,000	3.60	6.36	2,664,000
1,607,837	1,607,837	4.00	2.73	6,431,348
89,163	89,163	4.38	4.07	390,534
50,000	50,000	4.80	3.01	240,000
646,000	646,000	5.00	3.24	3,230,000

4,699,569	4,699,569			18,194,467

Stock-based compensation expense related to stock options of $287,363 and $1,127,502 was recorded for the year ended December 31, 2023 and December 31, 2022 respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $nil and is expected to be recognized over a period of nil years. As of December 31, 2023, the total intrinsic value of stock options was $nil.

As of December 31, 2023, an aggregate of 608,190 shares of common stock remained available for future issuance under the 2015 Plan.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 -Stock-based Compensation(continued)

c) Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2023, all of which were issued pursuant to the 2015 Plan.

		Weighted Average
	Number of	Exercise Price
	RSUs	$
Outstanding at December 31, 2021	810,750	3.33
Granted	1,892,102	1.64
Vested	(377,007)	3.33
Cancelled	(62,937)	2.88
Outstanding at December 31, 2022	2,262,908	2.05
Granted	2,317,882	0.79
Vested	(836,828)	2.35
Cancelled	(109,010)	1.77
Outstanding at December 31, 2023	3,634,952	1.01

2023

Below is a table summarizing the RSUs granted during the year ended December 31, 2023, all of which were issued pursuant to the 2015 Plan. These RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the compensation expense stated. The exception to this is specified in note (iv) which is described in detail below.

	Equity				First	Second	Third	RSU
	Incentive	RSUs #	Grant	Vesting	Vesting	Vesting	Vesting	Expense
Note	Plan		Date	Period	Date	Date	Date	$
	2015	57,000	Mar 27, 2023	36 Months	Mar 27, 2024	Mar 27, 2025	Mar 27, 2026	98,040
	2015	50,000	Mar 27, 2023	24 Months	Mar 27, 2024	Mar 27, 2025	N/A	86,000
	2015	5,325	Mar 27, 2023	12 Months	Mar 27, 2024	N/A	N/A	9,159
	2015	47,000	Jun 15, 2023	36 Months	Jun 15, 2024	Jun 15, 2025	Jun 15, 2026	74,260
	2015	8,392	Jun 15, 2023	12 Months	Jun 15, 2024	N/A	N/A	13,260
	2015	43,165	Jul 13, 2023	6 Months	Oct 13, 2023	Jan 13, 2024	N/A	56,978
	2015	14,000	Jul 13, 2023	36 Months	Jul 13, 2024	Jul 13, 2025	Jul 13, 2026	18,479
	2015	34,000	Sep 11, 2023	36 Months	Sep 11, 2024	Sep 11, 2025	Sep 11, 2026	44,540
	2015	1,569,000	Sep 28, 2023	36 Months	Sep 28, 2024	Sep 28, 2025	Sep 28, 2026	1,098,300
(i)	2015	450,000	Oct 19, 2023	Up to 42 Months	Variable	Variable	Variable	306,000
	2015	40,000	Dec 11, 2023	36 Months	Dec 11, 2024	Dec 11, 2025	Dec 11, 2026	23,200
		2,317,882						1,828,216

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

(i)

These RSUs were granted by the Compensation Committee of the Board of Directors in September 2023, with an effective date of October 19, 2023 and vest upon the share price closing above $5.00 per share for a minimum of thirty consecutive trading days within a period of three years from the date of grant, with further time-based vesting in a single installment six months after the timely achievement of the target, if at all, and subject to continued service. The estimated fair value of the RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring. The estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

2022

Below is a table summarizing the RSUs granted during the year ended December 31, 2022, all of which were issued pursuant to the 2015 Plan. These RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the compensation expense stated. The exception to this is specified in note (iv) which is described in detail below.

	Equity				First	Second	Third	RSU
	Incentive	RSUs	Grant	Vesting	Vesting	Vesting	Vesting	Expense
Note	Plan	#	Date	Period	Date	Date	Date	$
	2015	8,000	Feb 8, 2022	24 Months	Feb 8, 2023	Feb 8, 2024	N/A	22,640
	2015	30,000	Mar 1, 2022	24 Months	Mar 1, 2023	Mar 1, 2024	N/A	84,300
	2015	32,000	Apr 4, 2022	24 Months	Apr 4, 2023	Apr 4, 2024	N/A	94,400
	2015	104,000	Apr 4, 2022	36 Months	Apr 4, 2023	Apr 4, 2024	Apr 4, 2025	306,800
	2015	33,000	Jun 1, 2022	24 Months	Jun 1, 2023	Jun 1, 2024	N/A	80,850
	2015	63,102	Aug 15, 2022	24 Months	Aug 15, 2023	Aug 15, 2024	N/A	126,835
	2015	25,000	Sep 21, 2022	24 Months	Sep 21, 2023	Sep 21, 2024	N/A	42,250
(ii)	2015	1,144,000	Oct 4, 2022	36 Months	Oct 4, 2023	Oct 4, 2024	Oct 4, 2025	1,670,240
(iii)	2015	450,000	Oct 4, 2022	Up to 42 Months	Variable	Variable	Variable	321,078
(iv)	2015	3,000	Nov 29, 2022	36 Months	Nov 29, 2023	Nov 29, 2024	Nov 29, 2025	6,450
		1,892,102						2,755,843

(ii)

These RSUs vest upon the achievement of corporate goals focused around product development and commercialization with further time-based vesting, subject to continued service of the award recipient to the Company through the applicable vesting dates. On October 13, 2022, the Compensation Committee of the Board of Directors approved the satisfactory achievement of certain corporate goals previously established by the Compensation Committee, which resulted in the vesting of the rights with respect to an aggregate of 198,275 RSUs. The RSUs are further subject to a three-year time-based vesting schedule, vesting in three equal installments on the dates set forth in the table above, and conditioned upon the recipient’s continued service through the applicable vesting date. On January 12, 2023, the Compensation Committee of the Board of Directors approved the satisfactory achievement of certain additional corporate goals, which resulted in the vesting of the rights with respect to an aggregate of an additional 424,875 RSUs, subject to the foregoing time-based vesting and conditioned upon the recipient’s continued service through the applicable vesting date.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

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

(iv)

The Company granted an aggregate of 3,000 RSUs on November 29, 2022 as an employment inducement award. These RSUs are subject to time-based vesting and subject to the continued service of each recipient.

Below is a table summarizing the RSUs vested during the year ended December 31, 2023, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs #	Vest Date	Shares Issued	Shares Withheld for Taxes
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
2015	15,000	Mar 25, 2023	15,000	-
2015	2,500	Apr 4, 2023	1,759	741
2015	13,500	Apr 4, 2023	7,995	5,505
2015	35,000	Apr 4, 2023	22,610	12,390
2015	50,000	May 1, 2023	35,707	14,293
2015	4,000	Jun 1, 2023	2,270	1,730
2015	7,500	Jun 1, 2023	4,257	3,243
2015	208,809	Aug 3, 2023	167,809	41,000
2015	34,102	Aug 15, 2023	23,764	10,338
2015	12,000	Sep 7, 2023	7,046	4,954
2015	12,500	Sep 21, 2023	7,434	5,066
2015	357,346	Oct 4, 2023	298,738	58,608
2015	19,904	Oct 4, 2023	6,883	13,021
2015	21,583	Oct 13, 2023	21,583	-
2015	21,750	Nov 1, 2023	21,750	-
2015	334	Nov 29, 2023	334	-
2015	2,000	Dec 15, 2023	1,185	815
	836,828		658,102	178,726

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs vested during the year ended December 31, 2022, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs #	Vest Date	Shares Issued	Shares Withheld for Taxes
2015	15,000	Mar 25, 2022	15,000	-
2015	26,250	Apr 13, 2022	21,712	4,538
2015	50,000	May 1, 2022	35,000	15,000
2015	230,102	Aug 3, 2022	191,992	38,110
2015	12,000	Sep 7, 2022	7,038	4,962
2015	19,905	Oct 4, 2022	13,022	6,883
2015	21,750	Nov 1, 2022	12,344	9,406
2015	2,000	Dec 15, 2022	1,181	819
	377,007		297,289	79,718

Below is a table summarizing the RSUs cancelled during the year ended December 31, 2023, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs #	Cancellation Date	RSUs Cancelled
2015	23,000	Apr 30, 2023	23,000
2015	21,000	May 5, 2023	21,000
2015	2,000	Jun 15, 2023	2,000
2015	17,343	Jun 28, 2023	17,343
2015	14,000	Jul 28, 2023	14,000
2015	10,000	Sep 22, 2023	10,000
2015	2,667	Oct 4, 2024	2,667
2015	19,000	Oct 20, 2024	19,000
	109,010		109,010

Below is a table summarizing the RSUs cancelled during the year ended December 31, 2022, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs #	Cancellation Date	RSUs Cancelled
2015	33,000	May 31, 2022	33,000
2015	1,365	Aug 18, 2022	1,365
2015	17,572	Nov 18, 2022	17,572
2015	11,000	Nov 21, 2022	11,000
	62,937		62,937

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2023 of which the last to vest have a remaining contractual life of 2.87 years.

	Weighted Average	Weighted Average
	Grant date	Remaining
Number	Fair Value	Contractual Life
Outstanding	$	(Years)
40,000	0.58	1.87
450,000	0.68	3.30
450,000	0.69	2.26
1,569,000	0.70	1.75
34,000	1.31	1.70
35,582	1.32	1.16
719,987	1.46	0.84
36,392	1.58	1.02
12,500	1.69	0.73
102,325	1.72	1.00
29,000	2.01	0.62
666	2.15	0.94
11,500	2.45	0.42
9,000	2.81	0.17
85,000	2.95	0.51
50,000	3.31	0.33

3,634,952

Stock-based compensation expense related to RSUs of $1,971,607 and $1,903,054 was recorded in the years ended December 31, 2023, and December 31, 2022, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,925,613.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 9 - Income Taxes

The Company has estimated net operating losses for the years ended December 31, 2023 and 2022 of $33.1 million and $28.6 million, respectively, available to offset taxable income in future years.

The significant components of deferred income taxes and assets as of December 31, 2023 and December 31, 2022 are as follows:

Net Deferred Tax Liability	December 31, 2023	December 31, 2022
	$	$
Excess of tax over book depreciation and amortization	(71,391)	(46,001)
ROU Asset	(108,326)	(117,134)
Lease Liability	113,834	122,279
Accrued expenses	8,933	5,655
Capitalized research expenses	2,723,982	1,237,122
Stock-based compensation	322,177	321,956
Net Operating Losses carry-forward	33,092,721	28,556,992
Research and development tax credits	1,033,416	769,317
Gross deferred tax assets	37,115,346	30,850,186
Valuation allowance	(37,115,346)	(30,850,186)

Net deferred tax asset	-	-

Change in Valuation Allowance	(6,265,160)

Summary Rate Reconciliation	December 31, 2023	December 31, 2022
	%	%
Federal statutory rate	21.0	21.0
Permanent Differences	(3.3)	(0.6)
Stock-based compensation	(0.8)	(0.3)
Federal Research & Development Credits	0.7	0.7
Foreign taxes	(0.2)	(0.1)
Federal Deferred Rate Decrease	-	0.5
Change in Valuation Allowance	(17.5)	(21.2)
Total	(0.1)	-

Disclosure Amounts	December 31, 2023

Net Operating Losses - United States	41,344,440
Net Operating Losses - Foreign	103,744,933
Credit Carryforward - United States	-
Credit Carryforward - Foreign	1,033,416

Increase in Valuation Allowance	6,265,160

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 10 - Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a real estate capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing May 2031, with implicit interest of 2.62%. As of December 31, 2023, the balance payable was $448,592.

In 2018, the Company entered into a capital lease with BNP Paribas leasing solutions to purchase a freezer for the Belgium facility for €25,000, maturing January 2022, with implicit interest of 1.35%. The leased equipment is amortized on a straight-line basis over 5 years. As of December 31, 2023, the balance payable was $0. The following is a schedule showing the future minimum lease payments under financing leases by years and the present value of the minimum payments as of December 31, 2023.

2024	$59,374
2025	$59,374
2026	$59,376
2027	$59,375
2028	$59,375
Greater than 5 years	$200,376
Total	$497,250
Less: Amount representing interest	$(48,658)
Present value of minimum lease payments	$448,592

b) Operating Lease Right-of-Use Liabilities

As of December 31, 2023, operating lease right-of-use assets and liabilities arising from operating leases were $549,504 and $577,377, respectively. During the year ended December 31, 2023, cash paid for amounts included for the measurement of lease liabilities was $259,098 and the Company recorded operating lease expense of $261,005. Our weighted average discount rate is 2.38% and the weighted average remaining lease term is 25 months.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2023.

2024	$223,398
2025	$170,676
2026	$143,176
2027	$70,784
2028	$5,258
Total Operating Lease Obligations	$613,292
Less: Amount representing interest	$(35,915)
Present Value of minimum lease payments	$577,377

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Liabilities (continued)

The Company’s office space leases are short term, and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the year ended December 31, 2023, $72,542 was recognized in short-term lease costs associated with the office space leases in Singapore and Nevada. The annual payments remaining for such short-term office leases as of December 31, 2023, were as follows:

2024	$33,370
Total Operating Lease Liabilities	$33,370

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1,048,020. Per the terms of the agreement, €314,406 of the grant is to be repaid by installments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6% royalty on revenue, is twice the amount of funding received. As of December 31, 2023, the grant balance repayable was $27,597.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000.  Per the terms of the agreement, €181,500 of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of December 31, 2023, the grant balance repayable was $102,128.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000.  Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of December 31, 2023, the grant balance repayable was $94,600.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433.  Per the terms of the agreement, €278,830 of the grant is to be repaid by instalments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of December 31, 2023, the grant balance repayable was $254,237.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

c) Grants Repayable (continued)

As of December 31, 2023, the balance repayable was $478,562 and the annual payments remaining were as follows:

2024	$55,855
2025	$37,436
2026	$45,120
2027	$50,093
2028	$53,569
Greater than 5 years	$236,489
Total Grants Repayable	$478,562

d) Long-Term Debt

In 2016, the Company entered into a 7-year loan agreement with Namur Invest for €440,000 with a fixed interest rate of 4.85%, maturing December 2023. As of December 31, 2023, the principal balance payable was $0.

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing December 2031. As of December 31, 2023, the principal balance payable was $175,055.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing September 2024.  As of December 31, 2023, €1 million has been drawn down under this agreement and the principal balance payable was $275,974.

In 2019, the Company entered into a 4-year loan agreement with Namur Innovation and Growth for €500,000 with fixed interest rate of 4.80%, maturing September 2024. As of December 31, 2023, the principal balance payable was $126,186.

In 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of December 31, 2023, the amount that has been drawn down under this agreement was €633,719, representing a principal balance payable of $699,560.

On November 23, 2021, the Company entered into a 3 ½ year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%, maturing June 2025. As of December 31, 2023, the amount that has been drawn down under this agreement was €450,000, representing a principal balance payable of $289,773.

On August 16, 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €1,000,000 with fixed interest rate of 6.00%, maturing July 2026. As of December 31, 2023, the amount that has been drawn down under this agreement was €1,000,000, representing a principal balance payable of $836,745.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

d) Long-Term Debt (continued)

On November 18, 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €500,000 with fixed interest rate of 5.45%, maturing December 2027. As of December 31, 2023, the amount that has been drawn down under this agreement was €500,000, representing a principal balance payable of $551,949.

In June 2023, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €400,000 with fixed interest rate of 7.00%, maturing June 2027. As of December 31, 2023, €200,000 had been drawn down under this agreement and the principal balance payable was $220,780.

On December 1, 2023, the Company entered into a 5-year loan agreement with Wallonie Entreprendre S.A. for a maximum of €2.5 million with fixed interest rate of 7.68%, maturing December 2028. As of December 31, 2023, €1,500,000 had been drawn down under this agreement and the principal balance payable was $1,655,845.

As of December 31, 2023, the total balance for long-term debt payable was $4,831,867 and the payments remaining were as follows:

2024	$1,481,023
2025	$922,911
2026	$692,557
2027	$452,470
2028	$1,918,778
Greater than 5 years	$323,802
Total	$5,791,541
Less: Amount representing interest	$(959,674)
Total Long-Term Debt	$4,831,867

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of December 31, 2023, $510,000 is still to be paid by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $449,406. As of December 31, 2023, $449,406 is still to be paid by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of £162,338. As of December 31, 2023, $206,697 is still to be paid by the Company under this agreement and as of December 31, 2023, $41,339 is due by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of December 31, 2023, $107,589 is still to be paid by the Company under this agreement and as of December 31, 2023, $26,142 is due by the Company under this agreement.

As of December 31, 2023, the total amount to be paid for future research and collaboration commitments was approximately $ 1,273,692 and the annual payments remaining were as follows:

2024	$1,110,146
2025 - 2028	$163,546
Total Collaborative Agreement Obligations	$1,273,692

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in-kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of December 31, 2023, TAMU has a 12.5% equity interest in Volition Vet.

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

As of December 31, 2023, $216 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of $121,429.

Volition America

On November 3, 2020, the Company entered into a professional services master agreement (the “Master Agreement”) with Diagnostic Oncology CRO, LLC (“DXOCRO”) to conduct a pivotal clinical trial and provide regulatory submission and reimbursement related services. On August 8, 2022, the Company and DXOCRO amended and restated the Master Agreement to expand the scope of DXOCRO’s consultant services provided thereunder (the “A&R Master Agreement”). The A&R Master Agreement requires DXOCRO to support development and clinical validation studies for the Company’s Nu.Q® product portfolio in the United States, including by conducting large-scale finding studies across multiple sites in the U.S. using Nu.Q® NETs and Nu.Q® Cancer tests to determine clinical utility in sepsis and non-Hodgkin’s lymphoma. The Company anticipates DXOCRO’s services under this agreement will be completed by the end of the first quarter 2024 at a total cost to the Company of up to $4.2 million. The Company’s payment obligations accrue upon delivery of projects under the agreement. The Company may terminate the agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed. As of December 31, 2023, $90,862 is payable under the A&R Master Agreement, and up $208,320 maybe payable by Company in future periods for services rendered. See Note 11 for additional details regarding the A&R Master Agreement subsequent to December 31, 2023.

g) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

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

As of December 31, 2023, the Company has recognized compensation expense of $901,410 in relation to the options from the 2021 grants that vested in 2023. The Company has no unrecognized compensation expense in relation to such stock options, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Amortized	Amortized	Amortized	Un-Amortized
Award	2023	2022	2021	2023
$	$	$	$	$
969,593	-	580,412	389,181	-
901,410	270,547	450,090	180,773	-

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

As of December 31, 2023, the Company has recognized compensation expense of $759,039 in relation to RSUs from the 2021 grants that have vested in 2023. The Company has no unrecognized compensation expense in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Amortized	Amortized	Amortized	Un-Amortized
Award	2023	2022	2021	2023
$	$	$	$	$
822,149	-	493,207	328,942	-
759,039	228,109	379,191	151,739	-

As of December 31, 2023, the Company has recognized total compensation expense of $1,077,417 of which $527,940 is in relation to RSUs from the 2022 grants that have vested in 2023, $325,207 is in relation to RSUs from such grants that will vest in 2024, and $224,270 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $507,679 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized
Award	Year	2023	2022	Un-Amortized
$		$	$	$
527,940	2023	393,853	134,087	-
521,493	2024	260,119	65,088	196,286
535,663	2025	177,584	46,686	311,393
1,585,096		831,556	245,861	507,679

In September 2023, the Compensation Committee of the Board of Directors approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around revenue, operations and regulatory, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries. Conditional upon the achievement by December 31, 2023, and June 30, 2024 of specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipients. As of December 31, 2023, the Company has accrued compensation expense of $1,071,198 in relation to the cash bonuses to be paid upon achievement of the specified corporate goals based on the expected outcomes related to the prescribed performance targets.

In September 2023, the Compensation Committee of the Board of Directors approved the granting of an aggregate of 1,569,000 RSUs under the 2015 Plan to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries in exchange for services provided to the Company. These RSUs vest upon the achievement of certain corporate goals focused around revenue, operations and regulatory targets as of December 31, 2023, and June 30, 2024, as set forth in the minutes of the Compensation Committee, with further time based vesting over three years, and subject to continued service by the award recipient. The achievement of the corporate goals is to be determined by the Compensation Committee in its sole discretion.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

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

As of December 31, 2023, the Company had recognized total compensation expense of  $173,986. The Company has unrecognized compensation expense of $924,313 in relation to the RSUs from the 2023 grants, of which $271,342 in relation to RSUs that will vest in 2024, $318,588 in relation to RSUs that will vest in 2025, and $334,383 in relation to RSUs that will vest in 2026. based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized
Award	Year	2023	Un-Amortized
$		$	$
366,112	2024	94,770	271,342
366,101	2025	47,513	318,588
366,086	2026	31,703	334,383
1,098,299		173,986	924,313

Conditional upon the achievement by January 1, 2023 and July 1, 2023 of all specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer paid a cash bonus to such award recipients.

As of December 31, 2023, the Company has paid compensation expense of $1.1 million in relation to the July 1, 2023 specified corporate goals based on the actual outcomes related to the prescribed performance targets.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 11 - Subsequent Events

Equity Distribution Agreement

During the period from January 1, 2024 through March 15, 2024, the Company sold 13,350 shares of common stock for aggregate proceeds (net of broker commissions and fees) of approximately $15,733 under the 2022 EDA.

RSUs Vesting

On January 13, 2024, 21,582 RSUs previously granted to a contractor vested and resulted in the issuance of 21,582 shares of common stock.

On March 1, 2024, 9,000 RSUs previously granted to employees vested and resulted in the issuance of 6,057 shares of common stock. An aggregate of 2,943 shares of common stock were withheld as taxes and returned to the 2015 Plan.

RSUs Granted

Effective February 22, 2024, the Company granted RSUs of 14,000 shares of common stock to an employee of the Company in exchange for services provided to the Company. These RSUs vest over 3 years, with one-third vesting on each of February 22, 2025, February 22, 2026 and February 22, 2027, subject to continued service by the employee, and will result in total compensation expense of $13,590.

Issuance of Shares

See the reference below under “License Agreement” regarding the issuance of 129,132 shares of restricted common stock to EpiCypher.

RSUs Cancellations

On January 16, 2024, 36,000 RSUs previously granted to an employee were cancelled and returned as authorized shares under the 2015 Plan upon cessation of employment of such employee prior to vesting.

On February 9, 2024, 2,000 RSUs previously granted to an employee were cancelled and returned as authorized shares under the 2015 Plan upon the cessation of employment of such employee prior to vesting.

Cash Bonus Payments

On January 24, 2024, the Compensation Committee of the Board of Directors approved the achievement of certain of the corporate milestones related to the September 28, 2023 authorization for the payment of cash bonuses to various personnel, including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries, upon the achievement of certain corporate goals focused around revenue, operations and regulatory, resulting in the vesting and payment of 85% of the cash bonuses.

License Agreement

On January 18. 2024, Belgian Volition entered into a License Agreement with EpiCypher, Inc., pursuant to which the Company may research, develop, manufacture and commercialize products and services using method covered by certain patents of EpiCypher. In addition to license fees and royalty payments, the Company issued shares of its restricted common stock to EpiCypher effective March 12, 2024, in a private placement.

VOLITIONRX LIMITED Notes to Consolidated Financial Statements For Years Ended December 31, 2023 and 2022 ($ expressed in United States Dollars)

Note 11 - Subsequent Events (continued)

Diagnostic Oncology CRO, LLC Second A&R Master Agreement

Effective February 10, 2024 the Company and DXOCRO further amended and restated the A&R Master Agreement to expand the scope of DXOCRO’s consultant services provided thereunder (the “Second A&R Master Agreement”). The Second A&R Master Agreement requires DXOCRO to conduct a prospective optimization/range finding study of Volition’s Nu.Q® H3.1 in vitro diagnostic (IVD) test proposed for use in sepsis. The study is an extension of the sepsis monitoring clinical trial that was previously covered under a separate exhibit. The Company anticipates DXOCRO’s additional services under this Agreement will be completed by the end of the third quarter of 2024 at a total additional cost to the Company of up to $0.7 million. The Company’s payment obligations accrue upon delivery of projects under the Agreement. The Company may terminate the Agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the Second A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed.

Employment Agreement

On March 19, 2024, Volition Diagnostics entered into a Contract of Employment with Dr. Andrew Retter pursuant to which Dr. Retter will serve as Chief Medical Officer commencing April 1, 2024. The term of the Contract of Employment is perpetual until terminated upon at least 12 weeks’ prior notice (or such greater period as required by statute) and provides for an annual base salary of £180,000 payable monthly in arrears as well as contributions towards Dr. Retter’s pension.

END NOTES TO FINANCIALS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified include:

•	we do not have sufficient written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements.

Notwithstanding the material weakness, we believe that our financial statements contained in this Annual Report on Form 10-K fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through revising precision level management review controls and gaining additional assurance regarding our outside service providers’ quality control procedures. It is possible that we may determine that additional remediation steps will be necessary in the future.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address material weaknesses described above. These remediation efforts are ongoing and include or are expected to include:

•	engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified;
•	preparation of written documentation of our internal control policies and procedures;
•	increasing personnel resources and technical accounting expertise within the accounting function to replace our outside service providers; and
•	until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP.

We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Changes in Internal Control Over Financial Reporting

Other than changes described under “Planned Remediation of Material Weaknesses” above, there were no changes in our internal control over financial reporting during the year ended December 31, 2023, which were identified in connection with management’s evaluation required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The following table sets forth the names and ages of the Company’s Directors as of December 31, 2023.

Name	Notes	Age	Position with the Company	Officer/Director Since
Cameron Reynolds		52	President	October 6, 2011
			Chief Executive Officer	October 6, 2011
			Director	October 6, 2011
Dr. Martin Faulkes		79	Executive Chairman	October 6, 2011
			Director	October 6, 2011
Dr. Phillip Barnes	(1)(2)	62	Director	October 9, 2019
Dr. Alan Colman	(1)	75	Director	October 6, 2011
Dr. Edward Futcher	(1)(3)	69	Director	June 23, 2016
Mickie Henshall	(2)(3)	52	Director	August 15, 2022
Guy Innes	(1)(3)	67	Director	October 6, 2011
Kim Nguyen	(2)(3)	46	Director	March 25, 2021

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominations and Governance Committee

Term of Office

Each Director serves for a term of one year and until his or her successor is elected at the Annual Stockholders Meeting and is qualified, subject to removal by the stockholders.

Background and Business Experience of Directors

The business experience during the past five years of the directors is as follows:

CAMERON REYNOLDS serves as our President and Chief Executive Officer and as a director. He has served as a director of Belgian Volition since October 27, 2010, as the director and Chief Executive Officer of Volition Diagnostics since November 13, 2015, as a director of Volition America since February 3, 2017 and a manager of Volition Vet since August 7, 2019. Prior to completion of the transactions under the Share Exchange Agreement, Mr. Reynolds was the Chief Executive Officer of Singapore Volition, a position he held from August 5, 2010 to June 1, 2018, and a director of Singapore Volition from August 5, 2010 to September 1, 2021. He also served as the Managing Director of Belgian Volition between January 18, 2012 and July 24, 2015. Since February 2017, Mr. Reynolds has served as a non-executive director of Pathify Holdings, Inc. (formerly Ucroo Incorporated), a SaaS EdTech company, and since December 2023 has served as a non-executive director of GlycanAge Ltd, which manufactures and provides wellness tests which measure biological age. Further, from July 2018 and December 2021, he served as a non-executive director of Wellfully Limited (ASX: WFL) (formerly OBJ Limited), a developer of magnetic, micro-array drug and ingredient delivery technologies for use in pharmaceutical, cosmetic and skincare, and consumer healthcare industries. Between 2005 and 2011, Mr. Reynolds held a number of board directorships including Atlantic Mining PLC, Carbon Mining PLC, Magellan Copper and Gold PLC (Carbon Mining and Magellan Copper and Gold both became part of Solfotara Mining and Copper Development Corp.), KAL Energy Inc. (OTC: KALG), Iofina Natural Gas PLC (AIM: IOF), Canyon Copper Corp. (TSX-V: CNC, OTCBB: CNYC), and Hunter Bay Resources (TSX-V: HBY).  From 2004 until 2011, Mr. Reynolds founded and served as Managing Director and Director of Mining House Ltd., a company providing consultancy and office support services, where he was responsible for identifying potential mining projects, coordinating the preliminary evaluations and securing the financing with a view to listing the company on the AIM, the TSX and the U.S. OTC. From 1998 until 2001, Mr. Reynolds served as the commercialization director for Probio, Inc., a company that commercialized intellectual property in the animal biotechnology fields including transgenesis and cloning research from the University of Hawaii, where his duties and responsibilities included managing legal and contract issues with the University of Hawaii, implementing patenting strategy, managing stockholder issues including a merger and its legal and contractual documentation, overseeing office management, monitoring budgetary concerns, and team building and recruitment. Furthermore, Mr. Reynolds held a junior management position in 1996 at Integrated Coffee Technologies, a genetically modified coffee company where he was responsible for business plan creation, office management, recruitment, and business development. From 1994 to 1995, Mr. Reynolds worked for Southern China Group, a mineral exploration company, where, as regional manager, he established operations in Hong Kong and Yunnan.  Mr. Reynolds received a Bachelor of Commerce and an M.B.A. from the University of Western Australia. Our board of directors believes Mr. Reynolds brings the Company strong experience in management, structuring and strategic planning based on his over 30 years of entrepreneurial executive experience in the mining and biotechnology sectors and is qualified to serve as a director of the Company.

DR. MARTIN FAULKES serves as Executive Chairman of our board of directors. Dr. Faulkes has also served as a Manager of Volition Vet since August 7, 2019. Prior to completion of the transactions under the Share Exchange Agreement, Dr. Faulkes served as a Director of Singapore Volition from August 18, 2010 to December 15, 2015, and as Executive Chairman of the board of directors of Singapore Volition from March 22, 2011, to December 15, 2015.  Dr. Faulkes also served as President of Volition Vet from August 7, 2019 to May 1, 2021 and as  Director of Belgian Volition from August 10, 2011 to March 31, 2016. Since 1998, Dr. Faulkes has focused on charitable activities as the founder and sole benefactor of The Dill Faulkes Educational Trust, a U.K. registered charity, or DFET, where he serves as the Chairman. Prior to founding DFET, Dr. Faulkes founded Triad Plc., a computer software development company that provides systems and consultants to the business community, where he was a Director from 1987 to 1998, and responsible for controlling the company financially. From 1985 to 1987, he became Managing Director of System Programming Ltd., a company that provides computer programming for systems in businesses such as airlines, utility companies, banks, and insurance companies, where he was responsible for all aspects of the business. Prior to working for System Programming Ltd., Dr. Faulkes served from 1979 to 1984 as founder, President and Chief Executive Officer for Logica Inc., a company providing bespoke software to all industries but mainly banks and communications companies. Dr. Faulkes was responsible for all aspects of the business, including sales, finance, recruitment, staff management and project control. Dr. Faulkes has over 40 years of entrepreneurial and managerial experience as the founder and Chief Executive Officer of several software companies within the United Kingdom and the United States. Dr. Faulkes received a B.Sc. in Mathematics from Hull University and his Ph.D. in Mathematics from Queen Elizabeth College, University of London. Our board of directors believes that Dr. Faulkes is qualified to serve as a director of the Company based on his extensive experience in business development and management.

DR. PHILLIP BARNES serves as a director. Dr. Barnes is currently retired. Between 2009 and 2016, he served on the Board of Directors of a number of United Kingdom National Health Service, or NHS,  hospitals both as Chief Medical Officer and Chief Executive Officer. Dr. Barnes was also involved in a number of national and regional advisory groups for the NHS and pharmaceutical industry. Prior to his career as a physician executive, Dr. Barnes was Consultant Neurologist at King’s College Hospital, London between 1995 and 2009, and Hon. Senior Lecturer in Neurology at King’s College London between 1999 and 2009. He served as Clinical Director for Neurology, a managerial and administrative role, between 1995 and 1998, and from 1998 until 2008 was Chief of Service of the King’s Neurosciences Centre, the United Kingdom’s largest Regional Neuroscience Centre. Dr. Barnes received a B.Sc. in Basic Medical Sciences, a Ph.D. in Anatomy and Neuroendocrinology from the University of London and a clinical medical degree (B.M. B.Ch.) from the University of Oxford. Our board of directors believes that Dr. Barnes is qualified to serve as a director of the Company based on his extensive experience both as a clinician and Board member within the United Kingdom’s NHS and related academic institutions.

DR. ALAN COLMAN serves as a director. Prior to completion of the transactions under the Share Exchange Agreement, Dr. Colman served as a Director of Singapore Volition from April 1, 2011 to December 15, 2015. Dr. Colman currently serves as chairman of the Scientific Advisory Board of Belgian Volition, a position he has held since April 5, 2011. Dr. Colman is currently an Associate at the Harvard University Department of Stem Cell and Regenerative Biology, and is also a director of Gaibian Associates Pte. Ltd., a consultancy company in Singapore. Until its acquisition by Vertex Pharmaceuticals, a biopharmaceuticals company, in October 2019, he served on the Scientific Advisory Board of Semma Therapeutics, Inc., a stem cell therapy company based in Cambridge, Massachusetts, a position he held since December 2014. From 2007 to 2013, Dr. Colman served as the Executive Director of the A*STAR Singapore Stem Cell Consortium, or A*STAR. Concurrently, Dr. Colman was Professor of Regenerative Medicine at King’s College, London, United Kingdom, from 2008 to 2009. Prior to joining the A*STAR, Dr. Colman was Chief Scientific Officer and then Chief Executive Officer for ES Cell International, a Singaporean human embryonic stem cell company, from 2002 to 2007. Dr. Colman was the research director at PPL Therapeutics in Edinburgh, United Kingdom., or PPL, from the late 1980s until 2002, where he was responsible for leading PPL’s research program strategy, also playing a role in PPL’s financing rounds, culminating in its listing on the London Stock Exchange in 1996. PPL attracted considerable media attention because of its participation in the technique of somatic nuclear transfer that led to the world’s first sheep cloned from an adult cell, Dolly, in 1996. Dr. Colman had a successful university career in the Universities of Oxford, Warwick, Birmingham, where he was Professor of Biochemistry, and London, as described above. Dr. Colman’s main current interest is the development of human disease models using induced pluripotent stem cells. Dr. Colman received a B.A., M.A. and Ph.D. from Oxford University. Dr. Colman has extensive experience in the molecular biology field where he has worked in the production of transgenic livestock, somatic nuclear transfer, and human disease models. Our board of directors believes that Dr. Colman is qualified to serve as a director of the Company and a member of the Scientific Advisory Board based on his extensive experience in biochemistry, stem cell research and pathology

DR. EDWARD FUTCHER serves as a director. Since 1997, Dr. Futcher has held non-executive directorships with a variety of private companies. He co-founded Azima, Inc. in 2003, a company that provides advanced machine diagnosis to large industrial facilities and, from 2003 to 2008, served as its Vice President of Engineering with responsibility for the engineering, information technology and customer support groups. Prior to that, from 1997 to 2003, Dr. Futcher served as Vice President of Technology of interWAVE Communications International, Ltd., a company providing GSM and CDMA cellular infrastructure equipment, where he was responsible for operational management of acquisitions and interim management of the worldwide research and development organization. From 1997 to 1999, Dr. Futcher served as Vice President of Engineering of interWAVE Communications. From 1994 to 1997, Dr. Futcher was Director of Engineering at Tellabs, Inc., a telecommunications equipment supplier. Dr. Futcher received a B.S. and Ph.D. in Physics from the University of London, as well as a post-graduate certificate in international securities, investment and banking from the ICMA Centre, University of Reading. Our board of directors believes that Dr. Futcher is qualified to serve as a director of the Company based on his extensive engineering, commercial and management experience in dynamic and fast-growing high technology companies, and his ability to provide strategic counsel in connection with the commercialization of the Nu.Q® blood-based diagnostic platform.

MICKIE HENSHALL serves as a director. Ms. Henshall currently serves as Chief Marketing Officer of REALM IDx, Inc. (formerly Konica Minolta Precision Medicine), the parent company of Ambry Genetics Corporation and Invicro, LLC, which is focused on pioneering developments in the field of integrated diagnostics by uniting genomics, imaging, radiology and pathology with advanced artificial intelligence to develop innovative healthcare solutions.  In her current role, which she has held since October 2020, Ms. Henshall has been responsible for the corporate name change and rebranding, restructuring the marketing organization, supporting the company’s commercial expansion and implementing formal product development processes.  Prior to joining REALM IDx, from April 2020 to October 2020, Ms. Henshall served as Chief Marketing Officer of Genomic Life, Inc., a health services company focused on expanding access to precision medicine.  She was responsible for corporate strategy and marketing of the company’s paid benefit program, Cancer Guardian, which provides genetic risk insights and comprehensive genomic profiling with support services for those diagnosed with cancer.  Prior to that, from 2017 to April 2020, Ms. Henshall was Vice President of Marketing at Agena Bioscience (now part of Mesa Laboratories, Inc. (NASDAQ:MLAB)), a molecular diagnostics company delivering instrument systems and assays for targeted analysis of genetic disease and variant profiling.  Ms. Henshall led Agena’s Corporate Marketing, Product Management, Scientific Affairs, Custom Assay Services, and the regional marketing teams in China, Australia, and Germany.  Between 2014 and 2017, Ms. Henshall served as Vice President of Marketing at Accriva Diagnostics, Inc., or Accriva, a hospital-focused, point-of-care cardiovascular diagnostics company, where she established a new marketing team, developed re-branding of Accriva’s point-of-care diagnostics products, generated a five-year portfolio roadmap and provided support in preparing Accriva for sale to Werfen Life.  From 2010 to 2014, Ms. Henshall was Vice President of Marketing at Biotix, Inc, a supplier of laboratory consumables, where she managed all aspects of global marketing initiatives, including corporate branding, channel marketing, public relations, and sales training.  From 2005 to 2010, Ms. Henshall had increasing levels of leadership roles at Illumina, Inc. (NASDAQ:ILMN), a global leader in genomic technologies, where she supported the company through many firsts, including developing its first diagnostic portfolio strategy, convening its first Diagnostic Advisory Board, onboarding its first diagnostics marketing team, and development and launch of its first FDA cleared system.  Ms. Henshall is a marketing executive with over 20 years’ experience in developing and implementing marketing and sales strategies for the IVD, clinical and life science markets.  Ms. Henshall holds a B.S. in Integrative Biology from the University of California, Berkeley. Our board of directors believes that Ms. Henshall is qualified to serve as a director of the Company based on her extensive marketing and commercial experience.

GUY INNES serves as a director. Prior to completion of the transactions under the Share Exchange Agreement, Mr. Innes served as a Director of Singapore Volition, a position he held from August 18, 2010 to December 15, 2015. Mr. Innes has served as a non-executive Director on the boards of mineral exploration companies such as Carbon Mining PLC and Magellan Copper & Gold PLC, both from 2007 to 2010, and on the board of ProBio Inc., a company that commercialized intellectual property in the animal biotechnology fields including transgenesis and cloning research from the University of Hawaii, from 2000 to 2006. Mr. Innes had a long career in banking and private equity, including advisory roles with Quartz Capital Partners Limited, or Quartz, a small London based investment bank specializing in new technology companies, from 1997 to 2000, where Mr. Innes served as Head of Corporate Finance and was responsible for managing the corporate finance department and leading the transactions undertaken by Quartz including initial public offerings, private placements and mergers and acquisitions; Baring Private Equity Partners Limited, a private equity investment firm, in London and Singapore from 1995 to 1997, where he was involved in the setting up, recruiting of managers and capital raising for an Asian media and communications private equity fund; and Baring Brothers & Co. Limited, a London based international investment bank, in London and Paris from 1984 to 1995, where he was involved in executing and advising on national and international mergers and acquisitions, as well as initial public offerings and capital raising. Mr. Innes is a chartered accountant and a member of the Institute of Chartered Accountants in England and Wales. Mr. Innes has extensive experience in financing and managing technology companies. Mr. Innes received a B.Sc. in Geography from Bristol University. Our board of directors believes Mr. Innes is qualified to serve as a director of the Company based on his extensive technical, financial and managerial background.

KIM NGUYEN serves as a director. Ms. Nguyen is currently Group Director, Asia Pacific Human Resources, or APAC HR,  for the London Stock Exchange Group, a position she has held since November 2023. Between January 2022 and November 2023, Ms. Nguyen served as Vice President of International HR of Binance, a blockchain company. From September 2017 and January 2022, Ms. Nguyen served as Head of HR for Google Asia Pacific Pte. Ltd. Prior to that, Ms Nguyen worked with Google UK Limited from April 2007 to September 2017, where she held a number of positions working across the Technology and Sales divisions across Europe and Latin America. Ms. Nguyen's HR career spans over 20 years in Technology, FinTech and Financial Services businesses. She has built and led large teams driving business transformation, corporate reorganization, workforce planning, crisis management, mergers and acquisitions, as well as driving HR strategy for new market expansion. She has worked across all international markets and has helped companies navigate culture and talent needs in a global setting, while meeting local labour law requirements. With experience in both multinational and start up environments she can competently operate in more established environments or build structures and programs from the ground up. Ms. Nguyen received a B.S. in Psychology Honors from the University of New South Wales, Sydney, Australia.  Our board of directors believes that Ms. Nguyen is qualified to serve as a director of the Company based on her extensive experience within international labor law and practice, leadership and talent management development, organizational design and HR analytics.

Identification of Executive Officers

The following table sets forth the names and ages of the Company’s executive officers as of December 31, 2023.

Name	Age	Position with the Company	Role Held Since
Cameron Reynolds	52	President	October 6, 2011
		Chief Executive Officer	October 6, 2011
		Director	October 6, 2011
Dr. Martin Faulkes	79	Executive Chairman	October 6, 2011
		Director	October 6, 2011
Terig Hughes	53	Chief Financial Officer	February 1, 2021
		Treasurer	February 1, 2021
Dr. Gaetan Michel	51	Chief Operating Officer	February 1, 2021
Dr. Jacob Micallef	67	Chief Scientific Officer	January 1, 2015
Gael Forterre	43	Chief Commercial Officer	February 1, 2021
Nicholas Plummer	53	Group General Counsel	November 1, 2021
Louise Batchelor	53	Group Chief Marketing & Communications Officer	September 12, 2022
Rodney Rootsaert	52	Corporate Secretary	October 6, 2011
Dr. Salvatore Thomas Butera	73	Chief Executive Officer, Volition Vet	May 1, 2021
Dr. Jasmine Kway	52	Chief Executive Officer, Singapore Volition	June 1, 2018

Term of Office

Each officer serves for such term as determined by their employment agreement as approved by the board of directors or Compensation Committee.  See “Item 11.  Executive Compensation – Employment and Consulting Agreements.”

Background and Business Experience of Executive Officers

The business experience during the past five years of the executive officers is as follows:

CAMERON REYNOLDS serves as our President and Chief Executive Officer and is a Director of the Company. Additional information regarding Mr. Reynolds is provided under “Item 10. — Directors, Executive Officers and Corporate Governance – Background and Business Experience of Directors” of this Report.

DR. MARTIN FAULKES serves as our Executive Chairman of our Board of directors. Additional information regarding Dr. Faulkes is provided under “Item 10. — Directors, Executive Officers and Corporate Governance - Background and Business Experience of Directors” of this Report.

TERIG HUGHES serves as our Chief Financial Officer and Treasurer. He has also served as Chief Financial Officer and Treasurer of both Volition America since December 1, 2022, and of Volition Vet since March 17, 2023, as well as a Director of Volition Global Services since September 2, 2021. Between September 1, 2021 and August 8, 2022, Mr. Hughes served as a Director of Singapore Volition. Mr. Hughes joined the Company from AUM Biosciences Pte. Ltd., a fast-growing biotechnology company focused on developing novel drugs for cancer treatment, where he was the Chief Financial Officer based in Singapore, and oversaw all aspects of business and finance, from initial start-up in 2018 through to first revenue in 2020. Prior to 2018, Mr. Hughes held a number of senior finance and business leadership positions at Elsevier, a division of RELX Group plc (formerly Reed Elsevier), an FTSE 100 company. From 2014 to 2017, Mr. Hughes was the regional Managing Director of RELX Group plc for India and Southeast Asia, overseeing all aspects of the business including sales, marketing, and product development. From 2006 to 2014, he served as the company’s Finance Director for Asia Pacific, during which he managed and oversaw accounting and finance functions, including financial planning and analysis. During this period, he also oversaw a successful finance transformation project, which included systems implementation, transition to a shared-services model, and outsourcing of various work streams, as well as a number of mergers and acquisitions projects in China. From 2003 to 2006, Mr. Hughes was the Vice President Finance of Elsevier’s US Journals and Pharma Communications Division where he provided commercial support to senior management, oversaw implementation of internal control standards as required by the Sarbanes-Oxley Act of 2002, and managed the annual pricing process. Mr. Hughes has over 25 years of accounting, finance and business management experience gained through an international career spanning the United States, Europe and Asia. Mr. Hughes received a B.Sc. in Accounting and Law from De Montfort University, Leicester in the United Kingdom.

DR. GAETAN MICHEL serves as our Chief Operating Officer. In addition, Dr. Michel has served as Director and Chief Executive Officer of Volition America since November 16, 2021, as Chief Executive Officer and Manager of Volition Global Services since September 15, 2021 and September 1, 2021, respectively, as Manager and President of Volition Veterinary since August 7, 2019 and May 1, 2021, respectively, and as Chief Executive Officer and Manager of Belgian Volition since November 15, 2022.  In addition, from June 22, 2015 to November 4, 2021, Dr. Michel served as Manager of Belgian Volition, from July 1, 2015 to September 14, 2021 as Chief Executive Officer of Belgian Volition, from August 14, 2020 to May 1, 2021 as Chief Executive Officer of Volition Veterinary, and from January 10, 2020 to October 23, 2020, as a Managing Director of Volition Germany.  Dr. Michel also previously served as Belgian Volition’s Chief Operations Officer from July 2014 to June 2018. Dr. Michel has over ten years of experience in production management. Prior to joining Belgian Volition, from 2010 to 2014 Dr. Michel worked as production director for Bone Therapeutics SA (Euronext Brussels and Paris: BOTHE), a bone cell therapy-based pharmaceutical company, where his responsibilities included establishing two new production plants to commence manufacturing for two phase III clinical trials, developing quality systems for new products in negotiation with the Belgian health authorities, and establishing a product plant for an injectable medical device. From 2007 to 2010, Dr. Michel worked for KitoZyme, a global manufacturer of biopolymers of fungal origin with its core business in weight management, digestive and cardiovascular health. During this period, Dr. Michel established both the production and process development departments and oversaw the commencement of the company’s industrial phase culminating in the roll out of first products. Prior to joining KitoZyme, following the completion of his Ph.D. in 2002, Dr. Michel joined Advanced Array Technologies, or AAT, a University of Namur spin-off company as project manager in proteomics. AAT later became Eppendorf Array Technologies, part of the German Eppendorf biotech company, where Dr. Michel became production manager and was involved in establishing production processes and equipment. Dr. Michel received a Ph.D. in Biochemistry from the University of Namur, Belgium.

DR. JACOB MICALLEF serves as our Chief Scientific Officer. Dr. Micallef previously served as a Director of Belgian Volition between August 10, 2011 and March 31, 2016. Prior to the Share Exchange Agreement, he served as Chief Scientific Officer of Belgian Volition from October 11, 2010 to December 31, 2014, but was not otherwise involved with Singapore Volition. Dr. Micallef joined Cronos Therapeutics Limited, or Cronos, a company developing oncology drugs, in 2004, and in 2006, Cronos was listed in the United Kingdom on the Alternative Investment Market, or AIM, becoming ValiRx plc, or ValiRx (AIM:VAL). Dr. Micallef continued to work as Technical Officer for ValiRx, where he in-licensed the NucleosomicsTM technology and co-founded ValiBio SA, which is now Belgian Volition. From 2004 to 2007, he taught “science and enterprise” to science research workers from four universities at CASS Business School before joining Cronos. In 2001, Dr. Micallef co-founded Gene Expression Technologies, a company developing oncology drugs, where he successfully led the development of the chemistry of the GeneICE technology and implemented the manufacture of GeneICE molecules. He also played a major role in business development and procured a GeneICE contract with Bayer AG. Over a 15-year period, starting in 1985, Dr. Micallef worked for the World Health Organization, or WHO. While working for WHO, Dr. Micallef developed new diagnostic products in the areas of reproductive health and cancer. In 1990, he commenced development of a new diagnostic technology platform for WHO which was launched in 1992 and supported 13 tests. Dr. Micallef also initiated and implemented in-house manufacture, previously outsourced to Abbott Diagnostics Inc., and world-wide distribution of these products for WHO. Also, in 1990, he started a “not-for-profit” WHO company, Immunometrics Ltd., which marketed and distributed those diagnostic products worldwide. Dr. Micallef has over 20 years of experience in research and development and in the management of early-stage biotechnical companies, including the manufacture of biotechnology products and the establishment of manufacturing operations. Dr. Micallef received his M.B.A. from Imperial College, University of London and his Ph.D. from King’s College, University of London.

GAEL FORTERRE serves as our Chief Commercial Officer. He has almost twenty years of experience investing in and scaling fast growing companies. Since October 2013, Mr. Forterre has served as the Managing Partner of Armori Capital Management, LLC, or Armori, an investment advisory firm. Mr. Forterre launched Armori in October 2013, for which he conducted a series of investments on behalf of family offices and institutional investors, and actively supported the growth of its portfolio companies. From December 2021 to February, 2024, Mr. Forterre served as a non-executive director for Integrated Wellness Acquisition Corp., a special purpose acquisition company. Mr. Forterre also served as the Chief Executive Officer of Ucroo Incorporated, or Ucroo (now Pathify Holdings, Inc.), a SaaS EdTech company, between January 2019 and December 2020, during which period he supervised the launch of its product suite and tripled sales two years in a row; he also served as its Chief Financial Officer between January 2018 and December 2018 and acted as its consultant from August 2017 to December 2017. Mr. Forterre also served as a board member of Ucroo between August 2019 and March 2021, and as a board member of ARTICLE22, a design-focused social enterprise that he co-founded in 2013, from July 2013 to June 2021. Between 2005 and 2012, Mr. Forterre worked in various positions including as a structurer, an analyst and a trader for BNP Paribas in the corporate and investment banking division, in both New York and Paris, where he was selected to join the top talent program. Mr. Forterre received an M.S. in finance from Sorbonne Paris I and a double M.B.A. from both Columbia Business School and the London Business School.

NICHOLAS PLUMMER serves as our Group General Counsel.  Mr. Plummer is a solicitor qualified in England. From 1995 to 2004, Mr. Plummer worked at the United Kingdom and international law firm Ashurst as a corporate lawyer, before moving into his first in-house role as General Counsel and Company Secretary of Ark Therapeutics Group PLC, a UK-listed biotech company, from 2004 to 2008. From 2013 to 2021, Mr. Plummer served as the EU Managing Counsel at Patheon, subsequently Pharma Services Group of Thermo Fisher Scientific, a contract drug developer and manufacturer. Mr. Plummer has over twenty-five years of legal experience in private practice and in-house roles, primarily in the healthcare sector. Mr. Plummer holds a LL.B. law degree (Hons) from Reading University and was admitted as a Solicitor to the Supreme Court of England and Wales in 1997.

LOUISE BATCHELOR serves as our Group Chief Marketing and Communications Officer. Ms. Batchelor joined the Company in April 2016 from ACULD Limited, a strategic marketing consultancy specializing in healthcare where she served as director and owner since August 2011. From April 2006 to January 2009, Ms. Batchelor was the global brand marketing manager for Reckitt Benckiser Plc, a British, multinational consumer goods company, where she led the development of the global brand for the Lysol® germ protection range. From 2001 to 2009, Ms. Batchelor also served as the European business unit director for Reckitt Benckiser, based in Paris, France, where she was responsible for general management of the European business and led the European regulatory strategy and launch of multiple products. Prior to joining Reckitt Benckiser, Ms. Batchelor was a product manager, marketing executive, primary care field sales manager and a senior market research executive at Zeneca Pharmaceuticals Ltd in the United Kingdom, from August 1993 to October 2000. Ms. Batchelor has thirty years of global marketing, sales and leadership experience gained through an international career spanning the United States, Europe and the United Kingdom.  Ms. Batchelor received a B.A. in business studies from Sheffield Hallam University.

RODNEY ROOTSAERT serves as our Corporate Secretary. Prior to the completion of the transactions under the Share Exchange Agreement, he was the Administration and Legal Officer of Singapore Volition, a position he held since August 6, 2010. Mr. Rootsaert became a Director of Singapore Volition on December 15, 2015. He has been a Director and Secretary of Belgian Volition since October 4, 2010, a Director of Volition Diagnostics since November 13, 2015, Secretary of Volition Vet since August 7, 2019, and Secretary of Volition America since November 16, 2021. Between August 7, 2019 and March 17, 2023, Mr. Rootsaert served as Treasurer of Volition Vet.  Mr. Rootsaert served as director and corporate secretary of Mining House Ltd., a company providing consultancy and office support services, between 2007 and 2018. His responsibilities included ensuring compliance with all relevant statutory and regulatory requirements. From 2007 until 2011, Mr. Rootsaert served as corporate secretary for Magellan Copper and Gold Plc., a mineral exploration company, where his duties included maintaining and preparing company documents, accounts and contracts. Mr. Rootsaert has over 15 years of experience in providing corporate, legal and administrative services.  Mr. Rootsaert holds an LL.B. degree from the University of Western Australia.

DR. SALVATORE THOMAS BUTERA serves as the Chief Executive Officer of Volition Veterinary. Dr. Butera previously served as a Director of the Company between December 1, 2020 and March 25, 2021, before resigning in order to prepare to assume the role of Chief Executive Officer of Volition Veterinary, effective May 1, 2021.  Between 2016 and April 2021, Dr. Butera served as Business Development Director at Veterinary Centers of America, or VCA, which is in the practice and business of veterinary medicine, part of Mars Veterinary Health, or (“Mars”), and was actively involved in business development roles with Mars, leading divisions such as Pet Partners, LLC, or PPL, Banfield Pet Hospitals and VCA, and serving as Co-Founder, Board Member and Chief Medical Officer of PPL prior to its acquisition by Mars. Dr. Butera received his B.A. from Fairfield University and his D.V.M. from the University of Missouri Veterinary School.

DR. JASMINE KWAY serves as the Chief Executive Officer of Singapore Volition. Dr. Kway previously served as Singapore Volition’s Vice President of Asia from January 2017 until June 2018.  Prior to joining Singapore Volition, during 2016 Dr. Kway served as Chief Executive Officer of intellectual property practice at RHT i-Assets Advisory, or RHTiAA, one of the leading companies of the RHT Group of Companies and RHT Holdings, a Singapore-headquartered integrated leading professional services company providing professional services in Asia. While at RHTiAA, Dr. Kway was focused on managing buy-side and sell-side clients globally in technology and intellectual property transactions, business development, and fund raising.  Prior to RHTiAA, Dr. Kway worked in both the private and public sectors, including as Executive Vice President, Business Development at Transpacific IP Group Limited, a full-service intellectual property company, from 2010 to 2015, and as Director of Industry Liaison of the National University of Singapore from 2005 to 2010. In these positions, Dr. Kway formulated and implemented national intellectual property policies, corporate intellectual property strategies and management, intellectual property and technology development, commercialization, fundraising, and investment. Dr. Kway received her Bachelor of Engineering (Honors) and Doctorate degrees from the National University of Singapore.

CORPORATE GOVERNANCE

Family Relationships

We currently do not have any family relationships between any officers, directors, or director nominees of our Company.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer or director nominee of VolitionRx has been involved in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K. Additionally, no director, executive officer or director nominee of VolitionRx is party to, or has any material interests in, any material legal proceedings that are adverse to the Company or its subsidiaries.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who own more than ten percent of any registered class of our equity securities registered pursuant to Section 12 of the Exchange Act, (“Reporting Persons”), to file with reports of ownership and reports of changes in ownership of securities with the SEC. Based solely on our review of the reports that have been filed by or on behalf of such Reporting Persons in this regard, and the representations made by our directors and executive officers to us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the fiscal year ended December 31, 2023, except for one late Form 4 reporting a transaction for Mickie Henshall.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics is available on our Company website at https://ir.volition.com/governance-documents. Amendments to our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, if any, will be posted on our website at https://ir.volition.com/governance-documents. We will disclose any waivers of provisions of our Code of Ethics that apply to such persons by disclosing such information on a Current Report on Form 8-K.

Committees of the Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominations and Governance Committee. The Committees operate pursuant to written charters adopted by the board of directors, copies of which are available on our website at https://ir.volition.com/committee-charters. In addition, from time to time, our board of directors may establish special committees when necessary to address specific issues. The composition and functions of each of our Audit, Compensation and Nominations and Governance Committees are described below. Members serve on these committees until their resignation subject to each committee member’s annual re-election to our board of directors, or until otherwise determined by our board of directors.

Audit Committee

Our Audit Committee currently consists of four members, Mr. Innes (Chair), and Drs. Barnes, Colman and Futcher, each of whom has been determined to be an independent director under applicable SEC rules and the NYSE American Company Guide. The Audit Committee shall at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

The Audit Committee is responsible for, among other things:

•	appointing, terminating, compensating and overseeing the work of any independent auditor engaged to prepare or issue an audit report or other audit, review or attest services;
•	reviewing all audit and non-audit services to be performed by the independent auditor, taking into consideration whether the independent auditor’s provision of non-audit services to us is compatible with maintaining the independent auditor’s independence;
•	reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and internal controls and the audits of our financial statements;
•	establishing and overseeing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees regarding questionable accounting or auditing matters;
•	investigating any matter brought to its attention within the scope of its duties and engaging independent counsel and other advisors as the Audit Committee deems necessary;
•	determining compensation of the independent auditors and of advisors hired by the Audit Committee and ordinary administrative expenses;
•	reviewing and discussing with management and the independent auditor the annual and quarterly financial statements prior to their release;
•	monitoring and evaluating the independent auditor’s qualifications, performance and independence on an ongoing basis;
•	reviewing reports to management prepared by the internal audit function, as well as management’s response;
•	reviewing and assessing the adequacy of the Audit Committee’s formal written charter on an annual basis,
•	reviewing risks relating to financial statements, the auditing and financial reporting process, liquidity risks and market risks;
•	overseeing and reviewing the adequacy of the Company’s cybersecurity, information and technology security, and data privacy programs, procedures, and policies;
•	reviewing and approving transactions with related persons for potential conflict of interest situations on an ongoing basis; and
•	overseeing such other matters that are specifically delegated to the Audit Committee by our board of directors from time to time.

The board of directors has affirmatively determined that Mr. Innes is designated as an “Audit Committee financial expert.”

Compensation Committee

Our compensation committee consists of three members, Mss. Nguyen (Chair) and Henshall, and Dr. Barnes, each of whom has been determined to be an independent director under the NYSE American Company Guide.

The compensation committee is responsible for, among other things:

•	developing, reviewing, and approving our overall compensation programs for directors and officers, and regularly reporting to the full board of directors regarding the adoption of such programs;
•	developing, reviewing and approving our cash and equity incentive plans, including approving individual grants or awards thereunder;
•	reviewing and approving individual and company performance goals and objectives that may be relevant to the compensation of executive officers and other key employees;
•	reviewing and discussing with management the tables and narrative discussion regarding executive officer and director compensation to be included in the annual proxy statement;
•	reviewing and assessing periodically, the adequacy of the Compensation Committee’s formal written charter;
•	preparing the annual Compensation Committee Report;
•	approving the adoption of, and revisions to, or the termination of our Clawback and Forfeiture Policy; and
•	overseeing such other matters that are specifically delegated to the Compensation Committee by our board of directors from time to time.

In fulfilling its responsibilities, the compensation committee has the authority to delegate any or all of its responsibilities to a subcommittee of the compensation committee.

Nominations and Governance Committee

Our nominations and governance committee consists of four members, Dr. Futcher (Chair), Mss. Nguyen and Henshall and Mr. Innes, each of whom has been determined to be an independent director under the NYSE American Company Guide.

The nominations and governance committee is responsible for, among other things:

•	identifying and screening candidates for our board of directors, and recommending nominees for election as directors;
•	developing policies and procedures for identifying, evaluating, and recommending director candidates, including consideration of nominees recommended by stockholders;
•	developing and recommending to the Board criteria for Board membership, which shall include specific minimum qualifications;
•	assessing, on an annual basis, the performance of the board of directors and any committee thereof;
•	reviewing the structure of the board of directors’ committees and recommending to the board of directors, for its approval, directors to serve as members of each committee, including each committee’s respective chair, if applicable;
•	establishing and periodically review the Company’s succession plans for the Board and senior management positions;
•	reviewing and assessing, on an annual basis, the adequacy of the Nominations and Governance Committee’s formal written charter;
•	evaluating whether any position held or proposed to be held by any new or existing director would represent a conflict of interest with such director’s membership on the Board or any committee;
•	assisting the Board in providing oversight and guidance with regard to sustainability and ESG matters, including by reviewing and evaluating the Company’s programs, practices, and reporting related to ESG issues and impacts to support the sustainable growth of the Company’s business; and
•	generally advising our board of directors on corporate governance and related matters including, without limitation, with respect to the Company’s Certificate of Incorporation, Bylaws and charters of other committees.

Nominating Procedures

The Nominations and Governance Committee considers candidates for the board of directors from any reasonable source, including stockholder recommendations. The committee will not evaluate candidates differently based on who has made the proposal. The committee has the authority under its charter to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates. The Nominations and Governance Committee, and our board of directors, believe that directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s stockholders. Each director must also be able to dedicate the time and resources sufficient to ensure the diligent performance of his or her duties. Further, our board of directors is intended to encompass a range of talents, experience, skills, backgrounds, and expertise sufficient to provide sound and prudent guidance with respect to the operations and interests of the Company and its stockholders. The Company values diversity and seeks to achieve a diversity of professional experiences, personal backgrounds, and personal characteristics, including race, ethnicity, age, gender and sexual orientation, on our board of directors, but no specific policy regarding board diversity has been adopted. We have adopted the Rooney Rule to increase diversity of board candidates for future elections.

Stockholders who wish to suggest qualified candidates should write to the Chair of the Nominations and Governance Committee c/o VolitionRx Limited, 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014, in accordance with the time periods and information requirements set forth in the Bylaws, specifying the name of the candidates and stating in detail the qualifications of such persons for consideration by the committee. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the principal positions of the named executive officers of the Company and the compensation awarded to, earned by or paid to such persons for all services rendered in all capacities to the Company and its subsidiaries, for the fiscal years ended December 31, 2023, and 2022.

	Notes	Year	Salary	Bonus	Fees	Notes	Option Awards	Stock Awards	All Other Compensation	Notes	Total
Name and Principal Position			($)	($)	($)		($)(1)	($)(2)	($)		($)
Cameron Reynolds	(3)	2023	391,011	39,495	115,219	(4)(5)	26,297	174,202	26,709		772,933
President and Chief Executive Officer		2022	-	-	509,824	(4)(5)	97,165	124,782	28,840	(4)	760,611
Dr. Gaetan Michel	(6)	2023	394,689	58,940	35,436	(7)(8)	24,253	125,406	29,084		667,808
Chief Operating Officer		2022	331,201	54,734	31,981	(7)(8)	80,397	100,157	27,143		625,613
Dr. Salvatore Thomas Butera	(9)	2023	332,753	128,600			15,062	127,474	15,900		619,789
Chief Executive Office, Volition Vet		2022	297,667	100,000			55,653	206,305	16,467		676,092

(1)

All option and warrant award amounts have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Information regarding assumptions made in valuing the option and warrant awards can be found in Note 8 of the “Notes to the Consolidated Financial Statements” included in Item 8 of this Report. The amounts disclosed do not necessarily reflect the dollar amounts of compensation actually realized, or that may be realized, by our named executive officers with respect to the options and warrants.

(2)	Amounts listed include the value of granted performance-based restricted stock units not yet deemed earned.

(3)

Mr. Reynolds’salary for the year ended December 31, 2023, was determined pursuant to the Reynolds Employment Agreement (for the period and as described in the section entitled Employment and Consulting Agreements). The amount disclosed under Bonus reflects one month’s salary paid to Mr. Reynolds as a bonus for the year ended December 31, 2023, payable upon the achievement of certain specified corporate goals. On October 4, 2022, Mr. Reynolds was granted a restricted stock unit award for 89,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Mr. Reynolds’ continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On October 4, 2022, Mr. Reynolds was also granted a restricted stock unit award for 200,000 shares of common stock of VolitionRx under the 2015 Plan, vesting upon the achievement of a closing stock price target above $5.00 per share of the Company’s common stock for a minimum of ten consecutive trading days prior to October 4, 2025, and also subject to time-based vesting in a single installment six months after the timely achievement of the closing stock price target, if at all. On September 28, 2023, Mr. Reynolds was granted a restricted stock unit award for 118,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Mr. Reynolds’ continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On October 19, 2023, Mr. Reynolds was also granted a restricted stock unit award for 200,000 shares of common stock of VolitionRx under the 2015 Plan, vesting upon the achievement of a closing stock price target above $5.00 per share of the Company’s common stock for a minimum of thirty consecutive trading days prior to October 19, 2026, and also subject to time-based vesting in a single installment six months after the timely achievement of the closing stock price target, if at all. The amounts disclosed under All Other Compensation consist of (i) reimbursement of $13,794 by Singapore Volition for the premiums of a health insurance policy for Mr. Reynolds and his dependents, plus $12,915 paid by Singapore Volition towards Mr. Reynolds’ personal pension scheme during the year ended December 31, 2023, and (ii) $19,125 in relocation expenses plus reimbursement of $9,715 by Singapore Volition for the premiums of a health insurance policy for Mr. Reynolds and his dependents, during the year ended December 31, 2022.

(4)	These amounts were paid in Singapore Dollars at an average exchange rate of $0.74 USD to $1 SGD and of $0.73 USD to $1 SGD for the years ended December 31, 2023 and 2022, respectively.

(5)

This amount was paid to PB Commodities Pte. Ltd., or PB Commodities, for the provision of the services of Mr. Reynolds as Group Chief Executive Officer, pursuant to the Reynolds Consulting Agreement (for the period and as described in the section entitled Employment and Consulting Agreements). The amount disclosed under Fees includes a bonus, paid to PB Commodities upon the achievement of certain specified corporate goals,equal to (i) one month’s fees payable under the Reynolds Consulting Agreement for the year ended December 31, 2023, and (ii) two months’ fees payable under the Reynolds Consulting Agreement for the year ended December 31, 2022.

(6)

Dr. Michel’s salary for the year ended December 31, 2023 and 2022, was determined pursuant to the Michel Employment Agreement (as described in the section entitled Employment and Consulting Agreements). The amount disclosed under Bonus reflects two month’s salary paid to Dr. Michel as a bonus, upon the achievement of certain specified corporate goals, for each of the years ended December 31, 2023 and 2022, respectively. On October 4, 2022, Dr. Michel was granted a restricted stock unit award for 74,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Dr. Michel’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On October 4, 2022, Dr. Michel was also granted a restricted stock unit award for 100,000 shares of common stock of VolitionRx under the 2015 Plan, vesting upon the achievement of a closing stock price target above $5.00 per share of the Company’s common stock for a minimum of ten consecutive trading days prior to October 4, 2025, and also subject to time-based vesting in a single installment six months after the timely achievement of the closing stock price target, if at all. On September 28, 2023, Dr. Michel was granted a restricted stock unit award for 101,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Dr. Michel’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On October 19, 2023, Dr. Michel was also granted a restricted stock unit award for 100,000 shares of common stock of VolitionRx under the 2015 Plan, vesting upon the achievement of a closing stock price target above $5.00 per share of the Company’s common stock for a minimum of thirty consecutive trading days prior to October 19, 2026, and also subject to time-based vesting in a single installment six months after the timely achievement of the closing stock price target, if at all. The amounts disclosed under All Other Compensation consist of (i) $19,184 paid by Volition America for the premiums of a health insurance policy for Dr. Michel and his dependents, plus $9,900 in contributions made by Volition America to Dr. Michel’s 401(k) pension plan during the year ended December 31, 2023, and (ii) $17,993 paid by Volition America for the premiums of a health insurance policy for Dr. Michel and his dependents, plus $9,150 in contributions made by Volition America to Dr. Michel’s 401(k) pension plan during the year ended December 31, 2022.

(7)	These amounts were paid in Euros at an average exchange rate of $1.08 USD to €1 EUR and of $1.05 USD to €1 EUR for the years ended December 31, 2023 and 2022, respectively.

(8)

This amount was paid to 3F Management SPRL, or 3F Management, for the provision of the services of Dr. Michel as Chief Executive Officer of Volition Global Services, pursuant to the Michel Consulting Agreement (as described in the section entitled Employment and Consulting Agreements). The amount disclosed under Fees includes a bonus, paid to 3F Management upon the achievement of certain specified corporate goals, equal to two month’s fees payable under the Michel Consulting Agreement for each of the years ended December 31, 2023 and 2022, respectively.

(9)

Dr. Butera’s salary for the years ended December 31, 2023 and 2022, was determined pursuant to the Butera Employment Agreement (as described in the section entitled Employment and Consulting Agreements). The amount disclosed under Bonus reflects an annual cash bonus of up to 40% of his base salary. On October 4, 2022, Dr. Butera was granted a restricted stock unit award for 64,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Dr. Butera’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On September 28, 2023, Dr. Butera was granted a restricted stock unit award for 85,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Dr. Butera’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. The amounts disclosed under All Other Compensation consist of (i) $6,000 paid by Volition Vet for the premiums of a health insurance policy for Dr. Butera and his dependents, plus $9,900 in contributions made by Volition Vet to Dr. Butera’s 401(k) pension plan during the year ended December 31, 2023, and (ii) $7,317 paid by Volition Vet for the premiums of a health insurance policy for Dr. Butera and his dependents, plus $9,150 in contributions made by Volition Vet to Dr. Butera’s 401(k) pension plan during the year ended December 31, 2022.

Employment and Consulting Agreements

Cameron Reynolds

Effective December 1, 2020, Singapore Volition and PB Commodities, a Singapore corporation, entered into a Consulting Services Agreement, or the Reynolds Consulting Agreement. Pursuant to the terms of the Reynolds Consulting Agreement, Singapore Volition will make available the services of Mr. Reynolds, as Group Chief Executive Officer, to VolitionRx and its subsidiaries, pursuant to the services agreements entered into by and between Singapore Volition and VolitionRx or its subsidiaries. The term of the Reynolds Consulting Agreement is perpetual until terminated upon six months’ prior notice. The agreement includes a six-month non-compete following termination of the agreement. PB Commodities received a monthly fee of $50,994 SGD (increased from $48,450 SGD on May 1, 2022) in exchange for the services provided by Mr. Reynolds, subject to annual review and adjustment. Effective March 1, 2023, Mr. Reynolds entered into an Employment Agreement with Singapore Volition, or the Reynolds Employment Agreement, which superseded and replaced the Reynolds Consulting Agreement. Pursuant to the terms of the Reynolds Employment Agreement, Mr. Reynolds shall serve as Group Chief Executive Officer of Singapore Volition. Singapore Volition will also make available the services of Mr. Reynolds, as Group Chief Executive Officer, to VolitionRx and its other subsidiaries, pursuant to services agreements entered into by and between Singapore Volition and VolitionRx or its subsidiaries. In exchange for his services, Mr. Reynolds shall receive, among other things (i) $39,495  per month (increased from $37,525 on May 1, 2023) from Singapore Volition (subject to annual review and adjustment), (ii) payment of up to $1,500 per month towards the premiums of a health insurance policy for Mr. Reynolds and his dependents, (iii) payment of 3% of the aggregate of Mr. Reynolds’ salary and any cash bonus awards towards Mr. Reynolds’ personal pension scheme and (iv) a lump sum severance payment if terminated by Singapore Volition without cause (as per the agreement) equal to the salary that he would have received between the date of termination and the completion of a six-month notice period. The foregoing description of each of the Reynolds Consulting Agreement and the Reynolds Employment Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2020, and Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Dr. Gaetan Michel

On September 15, 2021, Dr. Michel entered into an Employment Agreement with Volition America, or the Michel Employment Agreement. Pursuant to the terms of the Michel Employment Agreement, Dr. Michel shall serve as Chief Operating Officer of Volition America. Volition America will also make available the services of Dr. Michel, as Chief Operating Officer, to VolitionRx and its other subsidiaries, pursuant to services agreements entered into by and between Volition America and VolitionRx or its subsidiaries. In exchange for his services, Dr. Michel shall receive (i) $30,873 per month (increased from $28,067 on May 1, 2023 and subject to annual review and adjustment); and (ii) a lump sum severance payment if terminated by Volition America without cause (as per the agreement) equal to the salary that he would have received between the date of termination and the completion of a three-month notice period. On September 15, 2021, Volition Global Services and 3F Management entered into a Consulting Services Agreement, or the Michel Consulting Agreement. Pursuant to the terms of the Michel Consulting Agreement, 3F Management will make available the services of Dr. Michel as Chief Executive Officer of Volition Global Services. 3F Management receives a monthly fee of €2,430 (increased from €2,210 on May 1, 2023) in exchange for the services provided by Dr. Michel, subject to annual review and adjustment. The foregoing description of each of the Michel Employment Agreement, and the Michel Consulting Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021, and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021.

Dr. Salvatore Thomas Butera

Effective May 1, 2021, Dr. Butera entered into an Employment Agreement with Volition Vet, or the Butera Employment Agreement. Pursuant to the terms of the Butera Employment Agreement, Dr. Butera shall serve as Chief Executive Officer of Volition Vet. In exchange for his services, Dr. Butera shall receive (i) $28,198 per month (increased from $26,792 on May 1, 2023 and subject to annual review and adjustment); (ii) an annual cash bonus of up to 40% of his base salary unless raised by the VolitionRx Board of Directors, its Compensation Committee or the Company’s Board of Managers, as applicable, and (iii) a lump sum severance payment if terminated by Volition Vet without cause (as per the agreement) equal to the salary that he would have received between the date of termination and the completion of a two-month notice period. The foregoing description of the Butera Employment Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021.

Outstanding Equity Awards

The following table summarizes the outstanding restricted stock unit awards for our named executive officers as of the fiscal year ended  December 31, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Equity Incentive Plan Awards:

Restricted Stock Units (RSUs)

Name	Grant Date	# of Shares, units or other rights unvested	Notes	Market value of shares, units or other rights unvested
				(1)
Cameron Reynolds	October 04, 2022	59,333	(2)	$42,542
	October 04, 2022	200,000	(3)	$143,400
	September 28, 2023	118,000	(4)	$84,606
	October 19, 2023	200,000	(5)	$143,400
Dr. Gaetan Michel	October 04, 2022	49,333	(6)	$35,372
	October 04, 2022	100,000	(7)	$71,700
	September 28, 2023	101,000	(8)	$72,417
	October 19, 2023	100,000	(9)	$71,700
Dr. Salvatore Thomas Butera	May 01, 2021	50,000	(10)	$35,850
	October 04, 2022	42,666	(11)	$30,592
	September 28, 2023	85,000	(12)	$60,945

(1)

The market value of unvested restricted stock unit awards as of December 31, 2023, is calculated by multiplying the number of shares subject to such awards by the closing price of our common stock on December 29, 2023, the last trading day of the year, which was $0.717 per share.

(2)

These restricted stock units were awarded on October 4, 2022, subject to vesting upon achievement of certain corporate performance goals on or prior to December 31, 2022, and June 30, 2023, and also subject to time-based vesting. The performance goals were deemed met on October 13, 2022, January 12, 2023 and July 5, 2023, resulting in an aggregate of 100% of the rights to the referenced restricted stock units vesting. Upon meeting the performance goals, 29,667 of the restricted stock units vested on October 4, 2023. The balance of 59,333 restricted stock units shall vest in two installments of 29,667 and 29,666 units on each of October 4, 2024 and 2025. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(3)

These restricted stock units were awarded on October 4, 2022, subject to vesting upon achievement of a closing stock price target above $5.00 per share of the Company’s common stock for a minimum of ten consecutive trading days prior to October 4, 2025. Upon meeting the closing stock price target, if at all, the restricted stock units shall vest in a single installment six months after the timely achievement of the closing stock price target. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(4)

These restricted stock units were awarded on September 28, 2023 subject to vesting upon achievement of certain corporate performance goals on or prior to December 31, 2023 and June 30, 2024, and also subject to time-based vesting. On January 24, 2024 certain of the performance goals were deemed to have been timely met resulting in vesting of rights with respect to 50,150 restricted stock units. Upon meeting the performance goals, the restricted stock units are further subject to a 3-year time-based vesting schedule, vesting in three installments of approximately one-third on each of September 28, 2024, 2025 and 2026, respectively. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

95

(5)

These restricted stock units were awarded on October 19, 2023, subject to vesting upon achievement of a closing stock price target above $5.00 per share of the Company’s common stock for a minimum of thirty consecutive trading days prior to October 19, 2026. Upon meeting the closing stock price target, if at all, the restricted stock units shall vest in a single installment six months after the timely achievement of the closing stock price target. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(6)

These restricted stock units were awarded on October 4, 2022, subject to vesting upon achievement of certain corporate performance goals on or prior to December 31, 2022 and June 30, 2023, and also subject to time-based vesting. The performance goals were deemed met on October 13, 2022, January 12, 2023 and July 5, 2023, resulting in an aggregate of 100% of the rights to the referenced restricted stock units vesting. Upon meeting the performance goals, 24,667 of the restricted stock units vested on October 4, 2023. The balance of 49,333 restricted stock units shall vest in two installments of 24,667 and 24,666 units on each of October 4, 2024 and 2025. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(7)

These restricted stock units were awarded on October 4, 2022, subject to vesting upon achievement of a closing stock price target above $5.00 per share of the Company’s common stock for a minimum of ten consecutive trading days prior to October 4, 2025. Upon meeting the closing stock price target, if at all, the restricted stock units shall vest in a single installment six months after the timely achievement of the closing stock price target. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(8)

These restricted stock units were awarded on September 28, 2023 subject to vesting upon achievement of certain corporate performance goals on or prior to December 31, 2023 and June 30, 2024, and also subject to time-based vesting. On January 24, 2024, certain of the December 2023 performance goals were deemed to have been timely met, resulting in the vesting of rights with respect to 42,925 restricted stock units. Upon meeting the performance goals, the restricted stock units are further subject to a 3-year time-based vesting schedule, vesting in three installments of approximately one-third on each of September 28, 2024, 2025 and 2026, respectively. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(9)

These restricted stock units were awarded on October 19, 2023, subject to vesting upon achievement of a closing stock price target above $5.00 per share of the Company’s common stock for a minimum of thirty consecutive trading days prior to October 19, 2026. Upon meeting the closing stock price target, if at all, the restricted stock units shall vest in a single installment six months after the timely achievement of the closing stock price target. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(10)

These restricted stock units were awarded on May 1, 2021, subject to a 3-year time-based vesting schedule, vesting in three installments of approximately 50,000 restricted stock units on each of May 1, 2022, 2023 and 2024, respectively. 50,000 of the restricted stock units vested on each of May 1, 2022 and 2023, respectively. The balance of 50,000 restricted stock units shall vest on May 1, 2024. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(11)

These restricted stock units were awarded on October 4, 2022, subject to vesting upon achievement of certain corporate performance goals on or prior to December 31, 2022 and June 30, 2023, and also subject to time-based vesting. The performance goals were deemed met on October 13, 2022, January 12, 2023 and July 5, 2023, resulting in an aggregate of 100% of the rights to the referenced restricted stock units vesting. Upon meeting the performance goals, 21,334 of the restricted stock units vested on October 4, 2023. The balance of 42,666 restricted stock units shall vest in two equal installments of on each of October 4, 2024 and 2025. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(12)

These restricted stock units were awarded on September 28, 2023 subject to vesting upon achievement of certain corporate performance goals on or prior to December 31, 2023 and June 30, 2024, and also subject to time-based vesting. On January 24, 2024 certain of the December 2023 performance goals were deemed to have been timely met, resulting in the vesting of rights with respect to 36,125 restricted stock units. Upon meeting the performance goals, the restricted stock units are further subject to a 3-year time-based vesting schedule, vesting in three installments of approximately one-third on each of September 28, 2024, 2025 and 2026, respectively. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

The following table sets forth the outstanding stock option awards for our named executive officers as of the fiscal year ended December 31, 2023.

Stock Options

Name	Grant Date	Options Exercisable (#)	Notes	Options Expiration Date
Cameron Reynolds	July 23, 2015	55,000	(1)	July 23, 2025
	April 15, 2016	125,000	(2)	April 15, 2026
	March 30, 2017	100,000	(3)	March 30, 2027
	January 23, 2018	75,000	(4)	January 23, 2028
	February 11, 2019	50,000	(5)	February 11, 2025
	April 13, 2020	85,000	(6)	April 13, 2030
	August 03, 2021	91,486	(7)	August 03, 2031
Dr. Gaetan Michel	July 23, 2015	2,000	(8)	July 23, 2025
	October 04, 2021	73,360	(9)	October 04, 2031
Dr. Salvatore Thomas Butera	August 03, 2021	52,400	(10)	August 03, 2031

(1)

On July 23, 2015, Mr. Reynolds was granted an option to purchase 55,000 shares of common stock of VolitionRx under the 2011 Equity Incentive Plan, or the 2011 Plan, vesting in full on the six-month anniversary of the date of grant. In December 2018, the board of directors amended the terms of the option to extend the expiration date of the vested installment from four years from the vesting date to five years and six months from the vesting date, or July 23, 2021. In July 2021, the board of directors further amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or July 23, 2025).

(2)

On April 15, 2016, Mr. Reynolds was granted an option to purchase 125,000 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. In November 2021, the Compensation Committee amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or April 15, 2026).

(3)

On March 30, 2017, Mr. Reynolds was granted an option to purchase 100,000 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. In November 2021, the Compensation Committee amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or March 30, 2027).

(4)

On January 23, 2018, Mr. Reynolds was granted an option to purchase 75,000 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. In November 2021, the Compensation Committee amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or January 23, 2028).

(5)

On February 11, 2019, Mr. Reynolds was granted an option to purchase 50,000 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. This option expires six years from the date of grant (or February 11, 2025).

(6)

On April 13, 2020, Mr. Reynolds was granted an option to purchase 85,000 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. In December 2021, the Compensation Committee amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or April 13, 2030).

97

(7)

On August 3, 2021, Mr. Reynolds was granted an option to purchase 91,486 shares of common stock of VolitionRx under the 2015 Plan, vesting upon achievement of certain corporate performance goals on or prior to July 1, 2022, and also subject to a 2-year time-based vesting schedule, vesting in two installments at 12 months and at 24 months from the date of grant. The performance goals were deemed met on April 7, 2022, and June 23, 2022 respectively, resulting in the rights to the referenced options vesting. Upon meeting the performance goals, 50% of the options vested on August 3, 2022, and August 3, 2023, respectively.

(8)

On July 23, 2015, Dr. Michel was granted an option to purchase 2,000 shares of common stock of VolitionRx under the 2011 Plan, vesting in full on the six-month anniversary of the date of grant. In December 2018, the board of directors amended the terms of the option to extend the expiration date of the vested installment from four years from the vesting date to five years and six months from the vesting date, or July 23, 2021. In July 2021, the board of directors further amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or July 23, 2025).

(9)

On October 4, 2021, Dr. Michel was granted an option to purchase 73,360 shares of common stock of VolitionRx under the 2015 Plan, vesting upon achievement of certain corporate performance goals on or prior to July 1, 2022, and also subject to a 2-year time-based vesting schedule, vesting in two installments at 12 months and at 24 months from the date of grant. The performance goals were deemed met on April 7, 2022, and June 23, 2022 respectively, resulting in the rights to the referenced options vesting. Upon meeting the performance goals, 50% of the options vested on October 4, 2022, and October 4, 2023, respectively.

(10)

On August 3, 2021, Dr. Butera was granted an option to purchase 52,400 shares of common stock of VolitionRx under the 2015 Plan, vesting upon achievement of certain corporate performance goals on or prior to July 1, 2022, and also subject to a 2-year time-based vesting schedule, vesting in two installments at 12 months and at 24 months from the date of grant. The performance goals were deemed met on April 7, 2022, and June 23, 2022 respectively, resulting in the rights to the referenced options vesting. Upon meeting the performance goals, 50% of the options vested on August 3, 2022, and August 3, 2023, respectively.

Long-Term Incentive Plans

Since July 1, 2021, we have offered to our eligible U.S.-based salaried employees, including our U.S.-based named executive officers, a customary, tax-qualified defined contribution retirement (401(k)) plan. For 2022, we provided a company match on employee contributions of 100% on the first 3% of an employee’s pay, which we believe to be in line with prevailing practices for major U.S. corporations.

Volition Diagnostics operates a Group Personal Pension Plan, or the Pension Plan, and makes defined monthly contributions into a separate fund on behalf of its eligible United Kingdom employees, as required by the Pensions Act 2008 (UK). Certain of the Company’s executive officers who are based in the United Kingdom are eligible to participate in the Pension Plan. Volition Diagnostics contributes five percent of the gross salary paid to those of its eligible employees to the Pension Plan. Those eligible employees are also required to contribute to the Pension Plan. All risks associated with this type of plan are assumed by the employees. The Pension Plan was effective commencing April 6, 2017.

Other than the foregoing, there are no arrangements or plans in which VolitionRx or its direct or indirect subsidiaries provides pension, retirement or similar benefits for directors or executive officers.

Severance and Change of Control Benefits

In the event of a termination of employment under certain circumstances, the named executive officers are entitled to severance payments as detailed in the section of this Proxy Statement entitled Employment and Consulting Agreements.

Additionally, under certain circumstances involving a change in control, merger, sale of all or substantially all of our assets or other similar corporate transaction, where the successor or acquiring corporation (if any) refuses to assume, convert, replace or substitute awards, then the vesting of unvested awards will accelerate pursuant to the terms of the 2015 Plan.

Compensation of Directors

The following table sets forth the compensation paid to the directors of VolitionRx for the fiscal year ended December 31, 2023 other than directors who also served as named executive officers. No executive officer is paid compensation for his role as a director. There are no employment agreements by and between the Company and the non-employee directors.

Director Compensation Table

Name	Notes	Fees Earned or Paid In Cash	Stock Awards	Option Awards	All Other Compensation	Total
			(1)	(2)
		$	$	$	$	$
Dr. Martin Faulkes	(3)	205,126	65,026	12,779	34,381	317,312
Dr. Phillip Barnes	(4)	43,363	16,093	2,482	-	61,938
Richard Brudnick	(5)	21,682	6,662	2,482	-	30,826
Dr. Alan Colman	(6)	65,045	17,233	3,724	-	86,002
Dr. Edward Futcher	(7)	43,363	16,093	2,482	-	61,938
Mickie Henshall	(8)	-	2,218	-	-	2,218
Guy Innes	(9)	43,363	16,093	2,482	-	61,938
Kim Nguyen	(10)	43,363	16,093	2,482	-	61,938

(1)

Amounts listed include the value of granted performance-based restricted stock units not yet deemed earned. The restricted stock units granted to all directors (except Mr. Brudnick) on September 28, 2023, had share prices of $0.70.

(2)

All option awards have been calculated based upon the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The Company has calculated the estimated fair market value of these options granted on August 3, 2021, using the Black-Scholes model and the following assumptions: term 5.5 years; stock price: $3.31; exercise price: $3.40; 69.13% volatility; 1.19% risk-free rate, and no forfeiture rate. The amounts disclosed do not necessarily reflect the dollar amounts of compensation actually realized, or that may be realized, by our directors with respect to the options.

(3)

On March 7, 2017, Dr. Faulkes entered into an Employment Agreement with Volition Diagnostics, or the Faulkes Employment Agreement, which took effect on April 1, 2017. Volition Diagnostics agreed to make available to VolitionRx the services of Dr. Faulkes as Executive Chairman of the board of directors of VolitionRx, pursuant to a services agreement entered into by and between Volition Diagnostics and VolitionRx and subject to any necessary approval by the Company’s stockholders as required by applicable law and VolitionRx’s governing documents. The Faulkes Employment Agreement continues until terminated by either party providing not less than three months’ notice and provides for a six month non-compete following termination. In exchange for his services, Dr. Faulkes received, among other things, (i) £14,034 per month from Volition Diagnostics (increased from £13,334 per month on May 1, 2023); and (ii) a severance payment if terminated by Volition Diagnostics (except in limited circumstances specified in the Faulkes Employment Agreement that generally constitute cause, such as a repeated breach of the Agreement) equal to the salary that he would have received between the date of termination and the completion of a three month notice period less income tax and National Insurance contributions, payable in equal monthly installments during such notice period. With respect to any severance payment, Dr. Faulkes has an obligation to seek alternative income during the remainder of the notice period and any such income received would offset the severance payment amount.). The foregoing description of the Faulkes Employment Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed March 10, 2017.

On September 28, 2023, Dr. Faulkes was granted a restricted stock unit award for 53,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Dr. Faulkes’ continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On October 19, 2023, Dr. Faulkes was also granted a restricted stock unit award for 50,000 shares of common stock of VolitionRx under the 2015 Plan, vesting upon the achievement of a closing stock price target above $5.00 per share of the Company’s common stock for a minimum of 30 consecutive trading days prior to October 19, 2026, and also subject to time-based vesting in a single installment six months after the timely achievement of the closing stock price target, if at all.

The amount disclosed under All Other Compensation reflects two months’ salary paid to Dr. Faulkes as a bonus for the year ended December 31, 2023, payable upon the achievement of certain specified corporate goals.

99

(4)

On October 9, 2019, Dr. Barnes entered into an Independent Director Agreement with VolitionRx, or the Barnes Independent Director Agreement, pursuant to which Dr. Barnes will continue to serve as a member of the Board of VolitionRx subject to any necessary approval by the Company’s stockholders as required by applicable law and VolitionRx’s governing documents. In exchange for his services, Dr. Barnes received $10,840 per calendar quarter. The foregoing description of the Barnes Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2015.

On September 28, 2023, Dr. Barnes was granted a restricted stock unit award for 20,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Dr. Barnes’ continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant.

(5)

On March 25, 2021, Mr. Brudnick entered into an Independent Director Agreement with VolitionRx, or the Brudnick Independent Director Agreement, pursuant to which Mr. Brudnick will continue to serve as a member of the Board of VolitionRx subject to any necessary approval by the Company’s stockholders as required by applicable law and VolitionRx’s governing documents. In exchange for his services, Mr. Brudnick received $10,840 per calendar quarter, pro-rated for length of service. The foregoing description of the Brudnick Independent Director Agreement does not purport to summary all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2015.

Effective June 28, 2023, Mr. Brudnick resigned from the Board of VolitionRx. Mr. Brudnick’s (i) options to purchase 4,317 shares of common stock and 17,343 restricted stock units expired unvested upon his resignation; and (ii) further options to purchase 4,317 shares of common stock expired on September 28, 2023.

(6)

On March 31, 2015, Dr. Colman entered into an Independent Director Agreement with VolitionRx, or the Colman Independent Director Agreement, pursuant to which Dr. Colman will continue to serve as a member of the Board of VolitionRx subject to any necessary approval by the Company’s stockholders as required by applicable law and VolitionRx’s governing documents. In exchange for his services, Dr. Colman received $16,261 per calendar quarter. The foregoing description of the Colman Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2015.

On September 28, 2023, Dr. Colman was granted a restricted stock unit award for 20,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Dr. Colman’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant.

(7)

On June 23, 2016, Dr. Futcher entered into an Independent Director Agreement with VolitionRx, or the Futcher Independent Director Agreement, pursuant to which Dr. Futcher will continue to serve as a member of the Board of VolitionRx subject to any necessary approval by the Company’s stockholders as required by applicable law and VolitionRx’s governing documents. In exchange for his services, Dr. Futcher received $10,840 per calendar quarter. The foregoing description of the Futcher Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2015.

On September 28, 2023, Dr. Futcher was granted a restricted stock unit award for 20,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Dr. Futcher’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant.

(8)

On August 15, 2022, Ms. Henshall entered into an Independent Director Agreement with VolitionRx, or the Henshall Independent Director Agreement, pursuant to which Ms. Henshall will continue to serve as a member of the Board of VolitionRx subject to any necessary approval by the Company’s stockholders as required by applicable law and VolitionRx’s governing documents. At this time, Ms. Henshall has elected to not receive any cash compensation in exchange for her services. The foregoing description of the Henshall Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2015.

On September 28, 2023, Ms. Henshall was granted a restricted stock unit award for 20,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Ms. Henshall’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant.

(9)

On March 31, 2015, Mr. Innes entered into an Independent Director Agreement with VolitionRx, or the Innes Independent Director Agreement, pursuant to which Mr. Innes will continue to serve as a member of the Board of VolitionRx subject to any necessary approval by the Company’s stockholders as required by applicable law and VolitionRx’s governing documents. In exchange for his services, Mr. Innes received $10,840 per calendar quarter. The foregoing description of the Innes Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2015.

On September 28, 2023, Mr. Innes was granted a restricted stock unit award for 20,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Mr. Innes’ continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant.

(10)

On March 25, 2021, Ms. Nguyen entered into an Independent Director Agreement with VolitionRx, or the Nguyen Independent Director Agreement, pursuant to which Ms. Nguyen will continue to serve as a member of the Board of VolitionRx subject to any necessary approval by the Company’s stockholders as required by applicable law and VolitionRx’s governing documents. In exchange for her services, Ms. Nguyen received $10,840 per calendar quarter. The foregoing description of the Nguyen Independent Director Agreement does not purport to summary all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2015.

On September 28, 2023, Ms. Nguyen was granted a restricted stock unit award for 20,000 shares of common stock of VolitionRx under the 2015 Plan, vesting, subject to the achievement of certain corporate goals and Ms. Nguyen’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant.

Stockholder Recommendations to the Board of Directors

Stockholders can direct communications to our Secretary, Rodney Rootsaert, at our executive offices, located at 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014. However, while we appreciate all comments from stockholders, we may not be able to individually respond to all communications. We attempt to address stockholder questions and concerns in our press releases and documents filed with the SEC so that all stockholders have access to information about us at the same time. Mr. Rootsaert collects and evaluates all stockholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 15, 2024, by: (i) each of our directors and director nominees, (ii) each of our named executive officers; (iii) all of our directors and director nominees, and executive officers as a group; and (iv) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Unless otherwise indicated below, to the best of our knowledge (i) each beneficial owner named in the table has the sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) the address of such beneficial owner is 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014.

Name and Address of Beneficial Owner	Notes	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Named Executive Officers:		(#)	(%)
Dr. Phillip Barnes	(2)	38,321	*
Dr. Salvatore Thomas Butera	(3)	287,957	*
Dr. Alan Colman	(4)	316,232	*
Dr. Martin Faulkes	(5)	2,367,139	2.9%
Dr. Edward Futcher	(6)	481,571	*
Mickie Henshall	(7)	11,206	*
Guy Innes	(8)	2,734,810	3.3%
Dr. Gaetan Michel	(9)	123,612	*
Thi Kim-Lien Nguyen	(10)	66,377	*
Cameron Reynolds	(11)	2,868,465	3.5%
All Executive Officers and Directors as a Group (17 Persons)	(12)	11,061,057	12.9%
5% Stockholders:
Eight Corporation Limited	(13)	12,005,332	14.6%
c/o Crowe Morgan
8 St. George's Street
Douglas, Isle of Man IM1 1 AF
United Kingdom

102

(1)

For purposes of the table, the percent of class is based upon 82,068,442 shares of our common stock issued and outstanding as of March 15, 2024. Shares of common stock subject to stock options or warrants currently exercisable, or exercisable within 60 days of March 15, 2024, and restricted stock units which may be settled within 60 days of March 15, 2024, are deemed beneficially owned and outstanding for computing the percentage ownership of the person or entity holding such securities, but are not considered outstanding for computing the percentage ownership of any other person or entity.

(2)	Dr. Barnes’ beneficial ownership includes direct ownership of (i) 14,686 shares of common stock and (ii) options to purchase 23,635 shares of common stock that are exercisable within 60 days.
(3)

Dr. Butera’s beneficial ownership includes direct ownership of (i) 185,557 shares of common stock, (ii) options to purchase 52,400 shares of common stock that are exercisable within 60 days and (iii) restricted stock units for 50,000 shares of common stock that may be settled within 60 days.

(4)	Dr. Colman’s beneficial ownership includes direct ownership of (i) 168,279 shares of common stock and (ii) options to purchase 147,953 shares of common stock that are exercisable within 60 days.
(5)

Dr. Faulkes’ beneficial ownership includes direct ownership of (i) 1,591,682 shares of common stock and (ii) options to purchase 419,457 shares of common stock that are exercisable within 60 days. Dr. Faulkes’ beneficial ownership also includes indirect ownership of 356,000 shares of common stock held directly by The Dill Faulkes Educational Trust Limited, or DFET. Dr. Faulkes serves as the chairman, director and trustee of DFET and shares voting and dispositive control over such shares. On December 8, 2015, Dr. Faulkes pledged 12,500 shares to secure a loan.

(6)

Dr. Futcher’s beneficial ownership includes direct ownership of (i) 61,936 shares of common stock and (ii) options to purchase 63,635 shares of common stock that are exercisable within 60 days. Dr. Futcher’s beneficial ownership also includes indirect ownership of 356,000 shares of common stock held directly by DFET. Dr. Futcher serves as a director and a trustee of DFET and shares voting and dispositive control over such shares.

(7)	Ms. Henshall’s beneficial ownership consists of direct ownership of 11,206 shares of common stock.
(8)

Mr. Innes’ beneficial ownership includes direct ownership of (i) 617,161 shares of common stock and (ii) options to purchase 143,635 shares of common stock that are exercisable within 60 days. Mr. Innes’ beneficial ownership also includes indirect ownership of (x) 618,014 shares of common stock held directly by Mr. Innes’ children, (y) 1,000,000 shares of Company common stock held beneficially owned by The Innes Family Bare Trust 2023, which is a separate legal entity, of which the Mr. Innes is the Trustee, for the benefit of his children, and (z) 356,000 shares of common stock held directly by DFET. Mr. Innes serves as a director and a trustee of DFET and shares voting and dispositive control over such shares.

(9)	Dr. Michel’s beneficial ownership includes direct ownership of (i) 48,252 shares of common stock and (ii) options to purchase 75,360 shares of common stock that are exercisable within 60 days.
(10)

Ms. Nguyen’s beneficial ownership includes direct ownership of (i) 27,186 shares of common stock and (ii) options to purchase 8,635 shares of common stock that are exercisable within 60 days. Ms. Nguyen’s beneficial ownership also includes indirect ownership of 30,556 shares of common stock held directly by Ms. Nguyen’s spouse.

(11)

Mr. Reynolds’ beneficial ownership includes direct ownership of (i) 1,245,185 shares of common stock and (ii) options to purchase 581,486 shares of common stock that are exercisable within 60 days. Mr. Reynolds’ beneficial ownership also includes indirect ownership of (x) 34,076 shares of common stock held directly by Mr. Reynolds’ spouse and (y) 1,007,718 shares of common stock held directly by Concord International, Inc., of which Mr. Reynolds is the majority stockholder and shares voting and dispositive control over such shares.

(12)

The number of executive officers, directors as a group includes 2 executive officers of the Company’s subsidiaries. The amount beneficially owned by the executive officers, directors as a group consists of an aggregate of (i) 7,703,955 shares of common stock, (ii) options to purchase 2,997,102 shares of common stock that are exercisable within 60 days, (iii) restricted stock units for 50,000 shares of common stock that may be settled within 60 days, and (iii) warrants to purchase 310,000 shares of common stock that are exercisable within 60 days.

(13)

Based on the information contained in the Form 4 filed with the SEC on January 3, 2024, Eight Corporation Limited, or Eight, which is a director of Cotterford Company Limited, (“Cotterford”), and Hever Investments Limited, or Hever, together beneficially owns 12,005,332 shares of common stock, including those held by Cotterford and Hever. Amy Slee, is a director of Eight and Hever and holds dispositive and voting control over the shares of common stock beneficially owned by Cotterford and Hever.

Changes in Control

We are not aware of any arrangements that have resulted, or may at a subsequent date result, in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Under the 2015 Plan, we may grant incentive awards, including options, restricted stock, stock bonuses, stock appreciation rights, restricted stock units or performance awards, to any qualified employee, officer, director, consultant or other service provider that provides services to us or any of our affiliates. An aggregate of 9,700,000 shares of our common stock are reserved for issuance under the 2015 Plan. The purpose of the 2015 Plan is to provide additional incentives to eligible participants to devote their utmost effort and skill to the advancement and betterment of the registrant, by providing them an opportunity to participate in the ownership of the registrant and thereby have an interest in the success and increased value of the Company. The 2015 Plan replaced the 2011 Plan which was approved by the stockholders. No further grants will be made under the 2011 Plan. The following table sets forth information about the securities authorized for issuance under our equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
	(a)	(b) (1)	(a))
Equity compensation plans approved by security holders:
2011 Equity Incentive Plan	292,000	$4.00	-
2015 Equity Incentive Plan	8,042,521	$3.86	608,190
Equity compensation plans not approved by security holders (2)	862,500	$3.05	-
Total	9,197,021	-	608,190

1.	The weighted-average exercise price does not take into account 3,634,952 shares of common stock issuable upon vesting of outstanding restricted stock units, which have no exercise price.
2.

Consists of warrants to purchase (i) 414,000 shares of the Company’s common stock issued as a material inducement to certain employees for entering into employment with the Company and/or its subsidiaries; and (ii) 448,500 shares of the Company’s common stock issued as compensation to the representative of the underwriters pursuant to an underwritten public offering. The aggregate number of warrants issued to employees is comprised of (a) 125,000 shares that vested as of January 1, 2022 and expire on January 1, 2027, with an exercise price of $3.95 per share, (b) 185,000 shares that vested as of February 1, 2022 and expire on February 1, 2027, with an exercise price of $4.90 per share, (c) 50,000 shares that vested as of September 1, 2021 and expire on March 1, 2026, with an exercise price of $3.45 per share and (d) 54,000 shares that vested as of April 4, 2023 and expire on April 4, 2028, with an exercise price of $3.05 per share. The aggregate number of warrants issued to the underwriters pursuant to the underwritten public offering is comprised of (x) 390,000 shares that vested as of December 4, 2023 and expire on June 5, 2028, with an exercise price of $2.00 per share, and (y) 58,500 shares that vested as of December 20, 2023 and expire on June 23, 2028, with an exercise price of $2.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11. Executive Compensation – Employment and Consulting Agreements of this Report.

We provide indemnification to our directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under our Bylaws and Certificate of Incorporation, we are required to indemnify our directors and officers to the extent permitted by Delaware law. Additionally, as part of the engagement letters and/or Independent Director Agreements with each of our directors and/or executive officers, certain indemnification provisions may require us, among other things, to indemnify our directors and executive officers for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers.

Other than the foregoing, we are not aware of any transaction to which we are a party that has occurred during the past two fiscal years, or in any currently proposed transaction, involving our directors, nominees for directors, executive officers, or any person who owned of record or was known to own beneficially more than 5% of our outstanding shares of common stock, or any associate or affiliate of such persons or companies, where such person or entity has any material interest, direct or indirect, in such transaction and that requires disclosure under Item 404(a) of Regulation S-K.

Director Independence

For purposes of determining director independence, the board of directors reviews a summary of the relationships of each director, including any of his or her family members or related parties, with the Company or management and other facts relevant to the analysis of whether the directors qualify as “independent directors” under the NYSE American Company Guide §803(A)(2). No director qualifies as independent unless the board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of his or her independent judgment in carrying out his or her responsibilities as a director. In addition, the NYSE American Company Guide provides a non-exclusive list of persons who may not be considered independent.

The board of directors has affirmatively determined that each of Drs. Barnes, Colman and Futcher, Mss. Henshall and Nguyen, and Mr. Innes, is an independent director under the NYSE American Company Guide. In addition, the members of the Audit Committee are independent directors pursuant to the heightened independence criteria for members of Audit Committees set forth in the applicable SEC rules.

Our independent directors meet as often as is necessary to fulfill their responsibilities but at least annually in executive session without management or non-independent directors in accordance with the requirements of NYSE American Company Guide §802(c).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Years Ended
	December 31,
	2023	2022
	$	$
Audit fees	79,000	75,500
Audit-Related fees	-	-
Tax fees	-	-
All other fees	12,500	42,407
Total	91,500	117,907

Audit Fees

Represents the aggregate fees billed to us for each of the last two fiscal years for professional services rendered by the principal accountants for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagement for those fiscal years.

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

Tax Fees

Represents the aggregate fees billed to us in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

All Other Fees

Represents the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountants to us, excluding those enumerated above.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor

All audit and non-audit services by our independent registered public accounting firm are pre-approved by our Audit Committee. For audit services, the independent registered public accounting firm provides the Audit Committee with an audit plan, including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit.

Pursuant to its charter, the Audit Committee may establish pre-approval policies and procedures, subject to SEC and NYSE American rules and regulations, to approve audit and non-audit services; however, it has not yet done so.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Included in Part II, Item 8 of this Report and are incorporated by reference herein.

2.	Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement for Sale and Purchase of Shares by and between Singapore Volition and ValiRX, dated September 22, 2010.	8-K/A	000-30402	2.1	5/8/12

2.2	Supplementary Agreement to the Share Purchase Agreement, by and between Singapore Volition and ValiRX, dated June 9, 2011.	8-K/A	000-30402	10.15	1/11/12

2.3	Share Exchange Agreement by and among Standard Capital Corporation, the controlling shareholders of Standard Capital Corporation, Singapore Volition and the shareholders of Singapore Volition, dated September 26, 2011.	8-K	000-30402	2.1	9/29/11

2.4	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders, dated September 27, 2011.	8-K/A	000-30402	10.28	4/5/12

3.1	Second Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-36833	3.1	10/11/16

3.2	Amended and Restated Bylaws, as currently in effect.	S-8	333-208512	4.2	12/11/15

4.1	Description of Capital Stock.	10-K	001-36833	4.1	2/20/20

10.1	Non-Exploitation and Third-Party Patent License Agreement, by and among ValiBio SA, ValiRX plc and The Walloon Region, dated December 17, 2009.	8-K/A	000-30402	10.6	2/24/12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2#	VolitionRx Limited 2011 Equity Incentive Plan dated November 17, 2011.	8-K	000-30402	4.1	11/18/11

10.3#	VoitionRx Limited 2011 Equity Incentive Plan Form of Stock Option Agreement.	8-K	000-30402	4.2	11/18/11

10.4#	VolitionRx Limited 2011 Equity Incentive Plan Form of Stock Award Agreement for Restricted Stock.	8-K	000-30402	4.3	11/18/11

10.5#	VolitionRx Limited 2015 Stock Incentive Plan, as amended March 27, 2019.	8-K	001-36833	10.1	6/30/23

10.6#	Form of Notice of Stock Option Grant and Stock Option Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.2	10/14/16

10.7#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.3	10/14/16

10.8#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.4	10/14/16

10.9#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.5	10/14/16

10.10#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.6	10/14/16

10.11#	Form of Notice of Performance Shares Award and Performance Shares Award Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.7	10/14/16

10.12#	Form of Independent Director Agreement.	10-Q	001-36833	10.33	5/12/15

10.13	Real Estate Capital Lease Agreement, by and between Belgian Volition and ING Asset Finance Belgium S.A., dated October 4, 2016 (English translation of French original).	8-K	001-36833	10.1	10/31/16

10.14#	Employment Agreement, by and between Volition Diagnostics UK Limited and Jacob Micallef, dated March 7, 2017.	10-K	001-36833	10.28	3/10/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15#	Employment Agreement, by and between Volition Diagnostics UK Limited and Martin Faulkes, dated March 7, 2017.	10-K	001-36833	10.30	3/10/17

10.16	Unsecured Credit Agreement, by and among VolitionRx Limited, SPRL Belgian Volition and Wallonne de Financement a l’ Exportation et de l’Internationalisation des Enterprises Wallones (English translation of French original), dated September 20, 2017.	8-K	001-36833	10.1	9/21/17

10.17	Clinical Study Agreement, by and between Volition America, Inc. and the Regents of the University of Michigan, dated July 17, 2017.	10-Q	001-36833	10.1	11/09/17

10.18(a)	Amendment #1 to Clinical Study Agreement, by and between Volition America, Inc. and the Regents of the University of Michigan, dated February 17, 2020.	10-K	001-36833	10.22	2/20/20

10.19	Equity Distribution Agreement, by and among VolitionRx, Oppenheimer & Co. Inc. and Cantor Fitzgerald & Co., dated November 12, 2020.	10-Q	001-36833	1.1	11/12/20

10.20#	Consulting Services Agreement, by and between Singapore Volition Pte. Limited and PB Commodities Pte. Ltd. (Cameron Reynolds), dated December 1, 2020.	10-Q	001-36833	10.1	11/12/20

10.21#†	Common Stock Warrant issued by VolitionRx Limited to Gael Forterre, dated January 1, 2021.	10-K	001-36833	10.18	03/22/21

10.22#†	Singapore Volition Pte. Limited Employment Agreement Group Chief Financial Officer, by and between Singapore Volition Pte. Limited and Terig Hughes, dated January 27, 2021 and effective February 1, 2021, including the form of Common Stock Warrant attached as Schedule 2.	10-K	001-36833	10.19	3/22/21

10.23#†	Volition America, Inc. Employment Agreement Group Chief Commercial Officer, by and between Volition America and Gael Forterre, dated February 1, 2021.	10-K	001-36833	10.20	3/22/21

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.24#	Volition Veterinary Diagnostics Development, LLC Employment Agreement Chief Executive Officer, by and between Volition Veterinary Diagnostics Development, LLC and Salvatore Thomas Butera, dated March 25, 2021.	10-Q	001-36833	10.6	5/11/21

10.25	Equity Distribution Agreement, by and among VolitionRx Limited, Oppenheimer & Co. Inc. and Cantor Fitzgerald & Co., dated September 24, 2021.	S-3	333-259783	1.2	9/24/21

10.26#	Volition America, Inc. Employment Agreement Chief Operating Officer, by and between Volition America, Inc. and Gaetan Michel, dated September 15, 2021.	10-Q	001-36833	10.1	11/10/21

10.27#†	Consulting Services Agreement, by and between Volition Global Services SRL and 3F Management SPRL (Gaetan Michel), dated September 15, 2020.	10-Q	001-36833	10.2	11/10/21

10.28#	Employment Agreement Group General Counsel, by and between Volition Diagnostics UK Limited and Nick Plummer, dated August 23, 2021.	10-Q	001-36833	10.3	11/10/21

10.29†	Master License and Product Supply Agreement, by and between Belgian Volition SRL and Heska Corporation, dated March 28, 2022.	10-Q	001-36833	10.1	5/11/22

10.30	Equity Distribution Agreement, by and between VolitionRx Limited and Jefferies LLC, dated May 20, 2022.	8-K	001-36833	1.1	5/20/22

10.31	Underwriting Agreement, by and between VolitionRx Limited and Newbridge Corporation, dated July 29, 2022.	8-K	001-36833	1.1	8/2/22

10.32	Underwriting Agreement, by and between VolitionRx Limited and Newbridge Securities Corporation, dated February 17, 2023.	8-K	001-36833	1.1	2/21/23

10.33#	Singapore Volition Pte. Limited Employment Agreement Group Chief Executive Officer, by and between Singapore Volition and Cameron Reynolds.	10-K	001-36833	10.27	3/15/23

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34	Underwriting Agreement, dated June 1, 2023, by and between Volition Rx Limited and Prime Executions, Inc. dba Freedom Capital Markets.	8-K	001-36833	1.1	6/5/23

10.35	Form of Underwriter Warrant issued to Prime Executions, Inc. dba Freedom Capital Markets.	8-K	001-36833	4.1	6/5/23

10.36#	Contract of Employment, by and between Volition Diagnostics UK Ltd. And Dr. Andrew Retter, dated March 19, 2024					X

21.1	List of Subsidiaries.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature page of this Report).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Clawback and Forfeiture Policy					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1 INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement.
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

VOLITIONRX LIMITED

Dated: March 25, 2024	By:	/s/ Cameron Reynolds
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

Signature	Title	Date

/s/ Cameron Reynolds	President, Chief Executive Officer and Director	March 25, 2024
Cameron Reynolds	(Principal Executive Officer)

/s/ Terig Hughes	Chief Financial Officer and Treasurer	March 25, 2024
Terig Hughes	(Principal Financial and Accounting Officer)

/s/ Dr. Martin Faulkes	Director	March 25, 2024
Dr. Martin Faulkes

/s/ Guy Innes	Director	March 25, 2024
Guy Innes

/s/ Dr. Alan Colman	Director	March 25, 2024
Dr. Alan Colman

/s/ Dr. Phillip Barnes	Director	March 25, 2024
Dr. Phillip Barnes

/s/ Dr. Edward Futcher	Director	March 25, 2024
Dr. Edward Futcher

/s/ Kim Nguyen	Director	March 25, 2024
Kim Nguyen

/s/ Mickie Henshall	Director	March 25, 2024
Mickie Henshall

