Form 10-Q
period 2024-03-31
VOLITIONRX LTD
filed 2024-05-13
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 82,815,121 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

NucleosomicsTM,, Capture-PCRTM, Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to herein are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, statements regarding predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; clinical studies and results; industry trends; anticipated demand for our products, or the products of our competitors; manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; the commercialization of our products and the relationships and anticipated outcome of our engagements with our licensors; the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; our anticipated use of our cash reserves; the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business. For these reasons, readers are cautioned not to place undue reliance on any forward-looking statements. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” within this Report, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 25, 2024,  or our Annual Report, in the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. Except as required by law or the listing rules of the NYSE American Market, we expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof. If we do update or correct any forward-looking statements, readers should not conclude that we will make additional updates or corrections. We qualify all of our forward-looking statements with these cautionary statements.

3

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

 (Expressed in United States Dollars, except share numbers)

	March 31,	December 31,
	2024	2023
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	11,772,163	20,729,983
Accounts receivable	133,500	242,617
Prepaid expenses	1,094,287	521,370
Other current assets	470,103	360,125
Total Current Assets	13,470,053	21,854,095

Property and equipment, net	5,180,551	5,523,013
Operating lease right-of-use assets	569,163	549,504
Intangible assets, net	215,133	23,886
Total Assets	19,434,900	27,950,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	3,527,673	3,211,287
Accrued liabilities	3,305,316	3,928,761
Deferred revenue	23,000,000	23,000,000
Management and directors’ fees payable	60,246	59,625
Current portion of long-term debt	1,149,944	1,207,007
Current portion of finance lease liabilities	47,875	48,570
Current portion of operating lease liabilities	201,047	199,323
Current portion of grant repayable	54,700	55,855
Warrant liability	145,571	126,649
Total Current Liabilities	31,492,372	31,837,077

Long-term debt, net of current portion	3,372,568	3,624,860
Finance lease liabilities, net of current portion	379,667	400,022
Operating lease liabilities, net of current portion	396,376	378,054
Grant repayable, net of current portion	413,968	422,707
Total Long-Term Liabilities	4,562,579	4,825,643
Total Liabilities	36,054,951	36,662,720

Stockholders' Deficit
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 82,108,972 shares and 81,898,321 shares, respectively	82,109	81,898
Additional paid-in capital	194,997,353	194,448,414
Accumulated other comprehensive income	258,966	243,940
Accumulated deficit	(210,943,895)	(202,576,507)
Total VolitionRx Limited Stockholders' Deficit	(15,605,467)	(7,802,255)
Non-controlling interest	(1,014,584)	(909,967)
Total Stockholders’ Deficit	(16,620,051)	(8,712,222)

Total Liabilities and Stockholders’ Deficit	19,434,900	27,950,498

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended March 31,
	2024	2023
	$	$
Revenues
Service	39,776	5,356
Product	131,759	144,452
Total Revenues	171,535	149,808

Operating Expenses
Research and development	4,629,527	4,905,678
General and administrative	2,253,743	2,581,703
Sales and marketing	1,672,769	1,707,457
Total Operating Expenses	8,556,039	9,194,838

Operating Loss	(8,384,504)	(9,045,030)

Other Income (Expenses)
Grant income	-	165,795
Interest income	8,654	57,648
Interest expense	(77,233)	(51,322)
Loss on change in fair value of warrant liability	(18,922)	-

Total Other Income (Expenses)	(87,501)	172,121

Net Loss	(8,472,005)	(8,872,909)
Net Loss attributable to Non-Controlling Interest	104,617	93,361
Net Loss attributable to VolitionRx Stockholders	(8,367,388)	(8,779,548)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	15,026	(56,478)

Net Comprehensive Loss	(8,456,979)	(8,929,387)

Net Loss Per Share – Basic and Diluted attributable to VolitionRx Stockholders	(0.10)	(0.15)

Weighted Average Shares Outstanding – Basic and Diluted	81,956,660	60,176,975

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three Months Ended March 31, 2024 and March 31, 2023

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2023	81,898,321	81,898	194,448,414	243,940	(202,576,507)	(909,967)	(8,712,222)
Common stock issued for cash, net of issuance costs	13,350	13	15,721	-	-	-	15,734
Common stock issued for settlement of RSUs	68,169	69	(69)	-	-	-	-
Common stock issued in lieu of license fee	129,132	129	125,129	-	-	-	125,258
Stock-based compensation	-	-	411,220	-	-	-	411,220
Tax withholdings paid related to stock-based compensation	-	-	(3,062)	-	-	-	(3,062)
Foreign currency translation	-	-	-	15,026	-	-	15,026
Net loss for the period	-	-	-	-	(8,367,388)	(104,617)	(8,472,005)
Balance, March 31, 2024	82,108,972	82,109	194,997,353	258,966	(210,943,895)	(1,014,584)	(16,620,051)

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2022	57,873,379	57,873	164,397,468	227,097	(167,257,429)	(551,971)	(3,126,962)
Common stock issued for cash	5,224,703	5,225	8,422,430	-	-	-	8,427,655
Common stock issued for settlement of RSUs	26,978	27	(27)	-	-	-	-
Common stock repurchased	(13,294)	(13)	(31,759)				(31,772)
Stock-based compensation	-	-	693,657	-	-	-	693,657
Tax withholdings paid related to stock-based compensation	-	-	(14,336)	-	-	-	(14,336)
Foreign currency translation	-	-	-	(56,478)	-	-	(56,478)
Net loss for the period	-	-	-	-	(8,779,548)	(93,361)	(8,872,909)
Balance, March 31, 2023	63,111,766	63,112	173,467,433	170,619	(176,036,977)	(645,332)	(2,981,145)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Three Months Ended March 31,
	2024	2023
	$	$
Operating Activities
Net loss	(8,472,005)	(8,872,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263,207	271,990
Amortization of operating lease right-of-use assets	58,866	62,585
Stock-based compensation	411,220	693,657
Loss on change in fair value of warrant liability	18,922	-
Changes in operating assets and liabilities:
Prepaid expenses	(572,917)	(253,447)
Accounts receivable	106,325	(118,592)
Other current assets	(109,978)	(269,344)
Accounts payable and accrued liabilities	11,755	(206,562)
Management and directors’ fees payable	621	9,019
Right-of-use assets operating leases liabilities	(58,400)	(61,141)
Net Cash Used In Operating Activities	(8,342,384)	(8,744,744)
Investing Activities
Purchases of property and equipment	(28,809)	(200,592)
Purchase of License	(50,000)	-
Net Cash Used In Investing Activities	(78,809)	(200,592)
Financing Activities
Net proceeds from issuances of common stock	15,733	8,427,655
Tax withholdings paid related to stock-based compensation	(3,062)	(14,336)
Common stock repurchased	-	(31,772)
Payments on long-term debt	(210,183)	(223,340)
Payments on finance lease obligations	(11,886)	(11,445)
Net Cash (Used In) Provided By Financing Activities	(209,398)	8,146,762
Effect of foreign exchange on cash	(327,229)	(57,598)

Net change in cash and cash equivalents	(8,957,820)	(856,172)
Cash and cash equivalents – beginning of the period	20,729,983	10,867,050
Cash and cash equivalents – End of Period	11,772,163	10,010,878

Supplemental Disclosures of Cash Flow Information
Interest paid	77,233	51,322
Non-Cash Financing Activities
Common stock issued upon cashless exercises of stock options and settlement of vested RSUs	197	27
Offering costs from issuance of common stock	-	195,892
Common stock issued for License rights	125,258	-
Non-cash note payable	294,603	356,258

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2024 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Reclassifications

Certain reclassifications within operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

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

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024.

Fair Value Measurements at March 31, 2024

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	145,571	-	145,571

As of December 31, 2023, the warrant liability was $126,649. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the three months ended March 31, 2024, as follows:

Warrant Liability
Total
$
Balance at December 31, 2023	126,649
Loss on change in fair value of warrant liability	18,922
Balance at March 31, 2024	145,571

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2024, 9,094,349 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 2 – Liquidity and Going Concern Assessment

The Company's condensed consolidated financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Management assesses liquidity and going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period,” as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management considered various scenarios, forecasts, projections, estimates and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors.

For the three months ended March 31, 2024, the Company incurred a net loss of $8.5 million and used cash flows in operating activities of $8.3 million. As of March 31, 2024, the Company had cash and cash equivalents of $11.8 million and an accumulated deficit of $210.9 million.

The Company has generated operating losses and has experienced negative cash flows from operations since inception. The Company has not generated significant revenues and expects to incur further losses in the future, particularly from continued development of its clinical-stage diagnostic tests, and initiation of additional clinical trials to seek regulatory approval. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by, (a) securing additional grant funds, (b) obtaining additional financing through debt or equity transactions; (c) granting licenses and/or distribution rights to third parties in exchange for specified up-front and/or back-end payments, and (d) developing and commercializing its products in an efficient manner. Management continues to exercise tight cost controls to conserve cash.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and to eventually attain profitable operations.

Management assessed the mitigating effect of its plans to determine if it is probable that the plans would be effectively implemented within one year after the condensed consolidated financial statements are issued and when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of the Company’s plans will result in the necessary funding to continue current operations and satisfy current and expected debt obligations. The Company has implemented short-term cash preservation and cost-saving initiatives to conserve cash. The Company concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of March 31, 2024 and December 31, 2023:

		March 31, 2024	December 31, 2023
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	723,899	724,534
Laboratory equipment	5 years	4,695,842	4,753,253
Office furniture and equipment	5 years	375,815	378,800
Buildings	30 years	2,069,344	2,113,031
Building improvements	5-15 years	1,576,729	1,610,016
Land	Not amortized	129,729	132,468
Total property and equipment		9,571,358	9,712,102
Less accumulated depreciation		4,390,807	4,189,089
Total property and equipment net		5,180,551	5,523,013

During the three-month periods ended March 31, 2024 and March 31, 2023, the Company recognized $277,501 and $250,861, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

	March 31, 2024	December 31, 2023
	Cost $	Cost $
Patents	1,110,005	1,130,936
Licenses	176,220	-
Total Patents and Licenses	1,286,225	1,130,936
Less accumulated amortization	1,071,092	1,107,050
Total patents and Licenses, net	215,133	23,886

During the three-month periods ended March 31, 2024 and March 31, 2023, the Company recognized $(14,294) and $21,129, respectively, in amortization expense.

The Company amortizes the patents on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

Amount
$
2024	12,887
2025	17,183
2026	17,183
2027	17,183
2028	17,183
Greater than 5 years	133,514
Total Intangible Assets	215,133

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 “Property, Plant and Equipment,” as of December 31, 2023. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2023.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of March 31, 2024, the Company was authorized to issue 100 million shares of common stock, par value $0.001 per share, of which 82,108,972 and 81,898,321 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Stock Option Exercises

During the three months ended March 31, 2024, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

During the three months ended March 31, 2024, no stock options to purchase shares of common stock expired or were cancelled.

RSU Settlements

Below is a table summarizing the RSUs vested and settled during the three months ended March 31, 2024, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares issued (#)	Shares Withheld for Taxes (#)
2015	21,582	Feb 8, 2024	21,582	-
2015	9,000	Mar 1, 2024	6,057	2,943
2015	44,217	Mar 27, 2024	40,530	3,687
	74,799		68,169	6,630

Warrants Issued in Equity Capital Raise

In connection with the June 2023 underwritten public offering of the Company’s common stock pursuant to the underwriting agreement with Prime Executions, Inc. dba Freedom Capital Markets (“Freedom”) dated June 1, 2023, the Company issued Freedom warrants to purchase an aggregate of 448,500 shares of Company common stock at an exercise price of $2.00 per share. The Company evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815-40. The Company determined the warrants issued to Freedom failed the indexation guidance under ASC 815-40, specifically, the warrants provide for a Black-Scholes value calculation in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815-40, the Company has classified the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

Warrants Issued in Equity Capital Raise (continued)

The fair value of the warrants as of December 31, 2023, and March 31, 2024, were $126,649 and $145,571, respectively. The warrant liability was estimated using the Black-Scholes pricing model with the following assumptions.

	March 31, 2024	December 31, 2023

Risk-free interest rate	4.3%	3.89%
Expected volatility	81.35%	76.30%
Expected life (years)	4.19	4.44
Expected dividend yield	-	-
Total fair value	$145,571	$126,649

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

Common Stock Issued for EpiCypher License Agreement

On March 12, 2024, the Company issued 129,132 shares of restricted common stock to EpiCypher, Inc. at a price of $0.97 per share  as partial consideration for license rights in connection with a License Agreement between EpiCypher and Belgian Volition.

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

During the three months ended March 31, 2024, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $15,733 under the 2022 EDA through the sale of 13,350 shares of its common stock. As of March 31, 2024, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $1.5 million under the 2022 EDA through the sale of 643,882 shares of its common stock.

See Note 9, Subsequent Events, for additional details regarding sales under the 2022 EDA subsequent to March 31, 2024.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants outstanding of the Company during the three-month period ended March 31, 2024.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	862,500	3.05
Granted	-	-
Expired/Cancelled	-	-
Outstanding at March 31, 2024	862,500	3.05

Exercisable at March 31, 2024	835,500	3.05

Below is a table summarizing the warrants issued and outstanding as of March 31, 2024, which have an aggregate weighted average remaining contractual life of 3.58 years.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
448,500	448,500	2.00	4.21	897,000
54,000	27,000	3.05	4.51	164,700
50,000	50,000	3.45	1.92	172,500
125,000	125,000	3.95	2.76	493,750
185,000	185,000	4.90	2.84	906,500
862,500	835,500			2,634,450

Stock-based compensation expense related to warrants of $5,071 and $14,920 was recorded in the three months ended March 31, 2024 and March 31, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $167 and is expected to be recognized over a period of 0.01 years. As of March 31, 2024, the total intrinsic value of warrants outstanding was $nil.

b) Options

The following table summarizes the changes in options outstanding of the Company during the three-month period ended March 31, 2024.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	4,699,569	3.87
Expired/Cancelled	-	-
Outstanding at March 31, 2024	4,699,569	3.87

Exercisable at March 31, 2024	4,699,569	3.87

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Below is a table summarizing the options issued and outstanding as of March 31, 2024, all of which were issued pursuant to the Company’s 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option and RSU issuances commencing in 2016)and which have an aggregate weighted average remaining contractual life of 3.98 years. As of March 31, 2024, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which 642,693 shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
585,000	585,000	3.25	0.87	1,901,250
981,569	981,569	3.40	7.35	3,337,335
740,000	740,000	3.60	6.11	2,664,000
1,607,837	1,607,837	4.00	2.49	6,431,348
89,163	89,163	4.38	3.82	390,534
50,000	50,000	4.80	2.76	240,000
646,000	646,000	5.00	2.99	3,230,000
4,699,569	4,699,569			18,194,467

Stock-based compensation expense related to stock options of $0 and $117,034 was recorded in the three months ended March 31, 2024 and March 31, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is nil. As of March 31, 2024, the total intrinsic value of stock options outstanding was $nil.

c) Restricted Stock Units

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2024, all of which were issued pursuant to the 2015 Plan.

	Number of RSUs	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2023	3,634,952	1.01
Granted	14,000	0.97
Vested/Settled	(74,799)	1.74
Cancelled / Forfeited	(41,873)	1.05
Outstanding at March 31, 2024	3,532,280	0.99

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs granted during the three months ended March 31, 2024, all of which were issued pursuant to the 2015 Stock Incentive Plan. The RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2015	14,000	Feb 22, 2024	36 Months	Feb 22, 2025	Feb 22, 2026	Feb 22, 2027	13,589
	14,000						13,589

Below is a table summarizing the RSUs vested and settled during the three months ended March 31, 2024, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares issued (#)	Shares Withheld for Taxes (#)
2015	21,582	Feb 8, 2024	21,582	-
2015	9,000	Mar 1, 2024	6,057	2,943
2015	44,217	Mar 27, 2024	40,530	3,687
	74,799		68,169	6,630

Below is a table summarizing the RSUs cancelled during the three months ended March 31, 2024, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vest Date	RSUs Cancelled (#)
2015	8,000	Jan 16, 2024	Sep 28, 2024	8,000
2015	6,000	Jan 16, 2024	Oct 4, 2024	6,000
2015	8,000	Jan 16, 2024	Sep 28, 2025	8,000
2015	6,000	Jan 16, 2024	Oct 4, 2025	6,000
2015	8,000	Jan 16, 2024	Sep 28, 2026	8,000
2015	667	Feb 9, 2024	Jun 15, 2024	667
2015	667	Feb 9, 2024	Jun 15, 2025	667
2015	666	Feb 9, 2024	Jun 15, 2026	666
2015	1,775	Mar 25, 2024	Mar 27, 2024	1,775
2015	2,098	Mar 25, 2024	Jun 15, 2024	2,098
	41,873			41,873

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2024 and which have an aggregate weighted average remaining contractual life of 1.59 years.

Number Outstanding	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
40,000	0.58	1.62
450,000	0.68	3.05
450,000	0.69	2.01
1,545,000	0.70	1.50
14,000	0.97	1.90
34,000	1.31	1.45
14,000	1.32	1.28
707,987	1.46	1.01
32,294	1.58	0.96
12,500	1.69	0.48
56,333	1.72	1.42
29,000	2.01	0.38
666	2.15	1.17
11,500	2.45	0.17
85,000	2.95	0.26
50,000	3.31	0.08
3,532,280

Stock-based compensation expense related to RSUs of $406,149 and $561,703 was recorded in the three months ended March 31, 2024 and March 31, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,489,205.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2024.

For the Three Months Ending March 31, 2024	Amount
$
2024 - remaining	43,610
2025	58,147
2026	58,148
2027	58,148
2028	58,147
Greater than 5 years	196,233
Total	472,433
Less: Amount representing interest	(44,891)
Present value of minimum lease payments	427,542

b) Operating Lease Right-of-Use Obligations

Operating leases as of March 31, 2024, and December 31, 2023, consisted of the following:

	March 31, 2024	December 31, 2023
	$	$
Operating right-of-use assets	569,163	549,504

Operating lease liabilities, current portion	201,047	199,323
Operating lease liabilities, long term	396,376	378,054
Total operating lease liabilities	597,423	577,377

Weighted average remaining lease (months)	36	33
Weighted average discount rate	3.26%	3.02%

During the three months ended March 31, 2024, cash paid for amounts included for the measurement of lease liabilities was $65,166 and the Company recorded operating lease expense of $65,660.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2024.

For the Three Months Ending March 31, 2024	Amount
$
2024 - Remaining	177,094
2025	192,151
2026	165,104
2027	92,786
2028	10,295
Total	637,430
Less: imputed interest	(40,007)
Total Operating Lease Liabilities	597,423

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the three months ended March 31, 2024, the Company recognized $29,961 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

For the Three Months Ending March 31, 2024	Amount
$
2024 - Remaining	78,085
2025	7,186
Total Operating Lease Liabilities	85,271

c) Grants Repayable

As of March 31, 2024, the total grant balance repayable was $468,668 and the payments remaining were as follows:

For the Three Months Ending March 31, 2024	Amount
$
2024 - Remaining	54,700
2025	36,661
2026	44,187
2027	49,056
2028	52,461
Greater than 5 years	231,603
Total Grants Repayable	468,668

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

As of March 31, 2024, the total balance for long-term debt payable was $4,522,512 and the payments remaining were as follows:

For the Three Months Ending March 31, 2024	Amount
$
2024 - Remaining	1,212,648
2025	903,830
2026	678,239
2027	443,116
2028	1,879,108
Greater than 5 years	317,107
Total	5,434,048
Less: amount representing interest	(911,536)
Total Long-Term Debt	4,522,512

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of March 31, 2024, $510,000 is still to be paid by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $449,406 which is still to be paid by the Company under this agreement. As of March 31, 2024, $449,406 is due by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the NuQ® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $163,966. As of March 31, 2024, $40,992 is still to be paid by the Company under this agreement. As of March 31, 2024, $40,992 is due by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of March 31, 2024, $81,447 is still to be paid by the Company under this agreement and as of March 31, 2024, $26,142 is due by the Company under this agreement.

In January 2024, the Company entered into an agreement with the University Medical Centre Amsterdam (“UMC”). UMC will perform a retrospective study to evaluate the diagnostic potential of H3.1 nucleosomes as diagnostic, prognostic and phenotyping biomarkers in sepsis for a cost to the Company of $139,965. As of March 31, 2024, $139,965 is still to be paid by the Company under this agreement. As of March 31, 2024, $139,965 is due by the Company under this agreement. The project is expected to be completed by the end of 2024.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

As of March 31, 2024, the total amount to be paid for future research and collaboration commitments was approximately $1,344,784 and the payments remaining were as follows:

	Total Amount Remaining	2024 - Remaining	2025
	$	$	$
National Universty of Taiwan	510,000	510,000	-
MD Anderson Cancer Center	449,406	285,860	163,546
Guys and St Thomas	163,966	163,966	-
Xentic Bioscience	81,447	81,447	-
UMC	139,965	139,965	-
Total Collaborative Obligations	1,344,784	1,181,238	163,546

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of March 31, 2024, TAMU has a 12.5% equity interest in Volition Vet.

Volition Germany

As of March 31, 2024, $211 is payable under the royalty agreement with the founder of Volition Germany based on sales to date towards the Company’s aggregate minimum royalty obligation of $118,918.

Volition America

Effective February 10, 2024 the Company and Diagnostic Oncology CRO, LLC (“DXOCRO”) further amended and restated August 2022 amended and restated Master Agreement to expand the scope of DXOCRO’s consultant services provided thereunder (the “Second A&R Master Agreement”). The Second A&R Master Agreement requires DXOCRO to conduct a prospective optimization/range finding study of Volition’s Nu.Q®  H3.1 in vitro diagnostic test proposed for use in sepsis. The study is an extension of the sepsis monitoring clinical trial that was previously covered under a separate exhibit. The Company anticipates DXOCRO’s additional services under this Agreement will be completed by the end of the third quarter of 2024 at a total additional cost to the Company of up to $0.7 million. The Company’s payment obligations accrue upon delivery of projects under the Agreement. The Company may terminate the Agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the Second A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed. As of March 31, 2024, $130,883 is payable under the Second A&R Master Agreement, and up to $696,920 may be payable by the Company in future periods for services rendered.

VolitionRx

On February 5, 2024, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $294,603 with fixed interest rate of 8.42%, maturing in November 2024. As of March 31, 2024, the maximum has been drawn down under this agreement and the principal balance payable was $261,869. The agreement is in relation to the directors and officers insurance policy.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

g) Legal Proceedings

In the ordinary course of business, the Company may be subject to claims, counter-claims, lawsuits and other litigation of the type that generally arise from the conduct of its business. The Company knows of no legal proceedings which the Company believes will have a material adverse effect on its financial position.

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of March 31, 2024, the Company has recognized total compensation expense of $1,184,860 of which $527,940 is in relation to RSUs from grants in 2022 that will vest in 2023, $388,561 is in relation to RSUs from such grants that will vest in 2024, and $268,359 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $392,093 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Amortized	Amortized
Award	Vesting	2024	2023	2022	Un-Amortized
$	Year	$	$	$	$
527,940	2023	-	393,853	134,087	-
455,003	2024	63,355	260,119	65,088	129,796
486,567	2025	44,090	177,584	46,686	262,297
1,469,510		107,445	831,556	245,861	392,093

In September 2023, the Compensation Committee of the Board of Directors approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around revenue, operations and regulatory, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries. Conditional upon the achievement by December 31, 2023 and June 30, 2024 of specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipients. As of March 31, 2024, the Company has accrued compensation expense of $536,535 in relation to the cash bonuses to be paid upon achievement of the specified corporate goals based on the expected outcomes related to the prescribed performance targets.

As of March 31, 2024, the Company had recognized total compensation expense of $335,437. The Company has unrecognized compensation expense of $746,063 in relation to the RSUs from grants in 2023, of which $177,800 is in relation to RSUs that will vest in 2024, $268,899 in relation to RSUs that will vest in 2025, and $299,364 in relation to RSUs that will vest in 2026 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Amortized	Un-Amortized
Award	Vesting	2024	2023	2024
$	Year	$	$	$
272,570	2024	87,942	94,770	177,800
316,412	2025	44,090	47,513	268,899
331,067	2026	29,419	31,703	299,364
920,049		161,451	173,986	746,063

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Cancellation of Stock Options

On April 16 2024, 36,821 vested stock options previously granted to an employee were cancelled and returned as authorized shares under the 2015 Plan on the expiration of the exercise period following the resignation of such employee.

Settlement of RSUs

On April 4, 2024, 51,000 RSUs previously granted to various employees vested and resulted in the issuance of 32,337 shares of common stock. 18,663 shares of common stock were withheld for taxes and returned to the 2015 Plan.

On May 1, 2024, 50,000 RSUs previously granted to an employee vested and resulted in the issuance of 34,496 shares of common stock. 15,504 shares of common stock were withheld for taxes and returned to the 2015 Plan.

Sales Pursuant to Equity Distribution Agreement

During the period from April 1, 2024 through May 6, 2024, the Company sold and settled 639,316 shares of common stock for aggregate net proceeds (net of broker commissions and fees) of approximately $515,775 under the 2022 EDA.

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

Our key pillars of focus are:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - monitoring the immune system to save lives.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - monitoring disease progression, response to treatment and Minimal Residual Disease.
•	Capture-PCRTM - isolating and capturing circulating tumor derived DNA from plasma samples for early cancer detection.

Commercialization Strategy

We are guided by three underlying principles to our commercialization strategy – ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition,
•	Are affordable, and
•	Are accessible worldwide.

The principles above inform our overall commercialization strategy for our products, which is driven by the following:

•	Conducting R&D in-house and through our research partners;
•	Monetizing our IP with upfront payments, milestone payments, royalties, and sales of kits and key components; and
•	Commercializing our products via global players and in fragmented markets through regional companies.

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

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska Corporation (“Heska”). In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing, received $13.0 million based upon the achievement of two milestones and is eligible to receive up to an additional $5.0 million based upon the achievement of a final milestone upon the earlier of the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines, or the nine-month anniversary of the first peer reviewed paper evidencing clinical utility for the screening or monitoring of lymphoma in felines being published in any one of a number of periodicals identified by the parties. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test in kit format for companion animals through Heska’s network of central reference laboratories. In June 2023 Heska was acquired by Mars Petcare and became part of it’s Antech Diagnostics division. In April 2024, Antech announced the launch of the in-clinic version of the Nu.Q® Canine Cancer test in the US and Europe.

We also entered into a licensing and supply agreement with IDEXX Laboratories, Inc. (“IDEXX”), a global leader in pet healthcare innovation in October 2022. This contract provides worldwide customer reach through IDEXX’s global reference laboratory network as we continue to commercialize our transformational Nu.Q® technology within the companion animal healthcare sector and capitalize on the significant opportunities available. IDEXX launched the IDEXX Nu.Q® Canine Cancer Test in January 2023.

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. In March 2024, Fujifilm Vet Systems announced the launch of the Nu.Q® Vet Cancer Test in Japan.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of March 31, 2024, we had cash and cash equivalents of approximately $11.8 million.

Net cash used in operating activities was $8.3 million for the three months ended March 31, 2024 and $8.7 million for the three months ended March 31, 2023, respectively. The decrease in cash used in operating activities for the period ended March 31, 2024 when compared to the same period in 2023 can be attributed to less expenditure on clinical trials.

Net cash used in investing activities was $0.1 million and $0.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The decrease was due to a reduction in purchases of laboratory equipment.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2024 and net cash provided by financing activities was $8.1 million for the comparable period ended March 31, 2023. The decrease in cash provided by financing activities for the period ended March 31, 2024 when compared to same period in 2023 was primarily due to $8.0 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2023 and $0.7 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended March 31, 2023.

For additional information on our “at the market facility,” refer to Note 6, Common Stock – Equity Distribution Agreement, of the notes to the condensed consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of March 31, 2024.

Approximate Payments (Including Interest) Due by Year

	Total	2024 - Remaining	2025 - 2028	2029 +
Description	$	$	$	$
Financing lease liabilities	472,433	43,610	232,590	196,233
Operating lease liabilities and short-term lease	722,701	255,179	467,522	-
Grants repayable	468,668	54,700	182,365	231,603
Long-term debt	5,434,048	1,212,648	3,904,293	317,107
Collaborative agreements obligations	1,344,784	1,181,238	163,546	-
Total	8,442,634	2,747,375	4,950,316	744,943

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

Results of Operations

Comparison of the Three-Months Ended March 31, 2024 and March 31, 2023

The following table sets forth our results of operations for the three months ended on March 31, 2024, and March 31, 2023, respectively.

	Three Months Ended March 31,		Increase	Increase
	2024	2023	(Decrease)	(Decrease)
	$	$	$	%
Service	39,776	5,356	34,420	>100%
Product	131,759	144,452	(12,693)	(9%)
Total Revenues	171,535	149,808	21,727	15%

Research and development	4,629,527	4,905,678	(276,151)	(6%)
General and administrative	2,253,743	2,581,703	(327,960)	(13%)
Sales and marketing	1,672,769	1,707,457	(34,688)	(2%)
Total Operating Expenses	8,556,039	9,194,838	(638,799)	(7%)

Grant income	-	165,795	(165,795)	(100%)
Interest income	8,654	57,648	(48,994)	(85%)
Interest expense	(77,233)	(51,322)	(25,911)	50%
Loss on change in fair value of warrant liability	(18,922)	-	(18,922)	>100%
Total Other Income	(87,501)	172,121	(259,622)	>(100%)

Net Loss	(8,472,005)	(8,872,909)	(400,904)	(5%)

Revenues

Our operations are transitioning from a research and development focused stage to a commercialization stage. Revenues during the three-months ended March 31, 2024 were $171,535, compared with $149,808 for the three-months ended March 31, 2023. Our main source of revenue during the three months ended March 31, 2024 and March 31, 2023 was product revenues from sales of the Nu.Q® Vet Cancer Test.

Operating Expenses

Total operating expenses decreased to $8.6 million for the three months ended March 31, 2024 from $9.2 million for the three months ended March 31, 2023, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $4.6 million from $4.9 million for the three-months ended March 31, 2024, and March 31, 2023, respectively. This decrease was primarily related to decreased direct research and development expenses as a result of reduced clinical trials with DXOCRO, partially offset by higher personnel expenses. The number of full-time equivalent (“FTE”) personnel we employed in this division decreased by 2 to 66 compared to the prior year period.

	Three Months Ended March 31,
	2024	2023	Change
	$	$	$
Personnel expenses	2,213,209	2,044,133	169,076
Stock-based compensation	118,118	143,054	(24,936)
Direct research and development expenses	1,715,842	2,174,812	(458,970)
Other research and development	318,301	281,072	37,229
Depreciation and amortization	264,057	262,607	1,450
Total research and development expenses	4,629,527	4,905,678	(276,151)

General and Administrative Expenses

General and administrative expenses decreased to $2.3 million from $2.6 million for the three-months ended March 31, 2024, and March 31, 2023, respectively. The reduction is due to lower personnel expenses, legal expenses and stock-based compensation during the period. The FTE personnel number within this division decreased by 1 to 20 compared to the prior year period.

	Three Months Ended March 31,
	2024	2023	Change
	$	$	$
Personnel expenses	1,140,824	1,260,635	(119,811)
Stock-based compensation	176,688	303,525	(126,837)
Legal and professional fees	499,947	631,019	(131,072)
Other general and administrative	390,316	327,684	62,632
Depreciation and amortization	45,968	58,840	(12,872)
Total general and administrative expenses	2,253,743	2,581,703	(327,960)

Sales and Marketing Expenses

Sales and marketing expenses remained flat at $1.7 million from $1.7 million for the three-months ended March 31, 2024, and March 31, 2023, respectively. The higher personnel expenses and direct marketing and professional fees were more than offset by a reduction in stock-based compensation during the period. The FTE personnel number within this division increased by 4 to 22 compared to the prior year period.

	Three Months Ended March 31,
	2024	2023	Change
	$	$	$
Personnel expenses	1,293,243	1,219,265	73,978
Stock-based compensation	116,414	247,077	(130,663)
Direct marketing and professional fees	251,064	227,985	23,079
Depreciation and amortization	12,048	13,130	(1,082)
Total sales and marketing expenses	1,672,769	1,707,457	(34,688)

Other Income (Expenses)

For the three-months ended March 31, 2024, the Company’s other expenses were $87,501 compared to other income of $172,121 for the three-months ended March 31, 2023. This decrease in other income was due to no grant income earned during the current period.

Net Loss

For the three-months ended March 31, 2024, the Company’s net loss was $8.5 million, a decrease of approximately $0.4 million in comparison to a net loss of $8.9 million for the three-months ended March 31, 2023. The change was a result of the factors described above.

Going Concern

We have not attained profitable operations on an ongoing basis and are dependent upon obtaining external financing to continue to pursue our operational and strategic plans. For these reasons, management has determined that there is substantial doubt that the business will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

There have been no material changes to our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through an “at the market offering program” under our Equity Distribution Agreement. see Note 6, Common Stock – Equity Distribution Agreement, of the notes to the condensed consolidated financial statements). However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles, or GAAP, applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We also regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances, useful lives of property and equipment and intangible assets, borrowing rate used in operating lease right-of-use asset and liability valuations, impairment analysis of intangible assets and valuations of stock-based compensation.

We base our estimates and assumptions on current facts, historical experiences, information from third party professionals and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A summary of these policies is included in the notes to our financial statements. There have been no material changes to the critical accounting policies and key estimates and assumptions disclosed in the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7 within our Annual Report.

Recently Issued Accounting Pronouncements

The Company has implemented all applicable new accounting pronouncements that are in effect. The Company does not believe that there are any other applicable new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2023, that our disclosure controls and procedures were not effective as of March 31, 2024, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

We identified material weaknesses in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified include:

•

we do not have sufficient written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

Notwithstanding the material weakness, we believe that our financial statements contained in this Report fairly present our financial position, results of operations and cash flows for the periods covered by this Report in all material respects.

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

Planned Remediation of Material Weaknesses (continued)

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 12, 2024, the Company issued 129,132 shares of its common stock to EpiCypher, Inc. in a private placement transaction for a deemed aggregate purchase price of approximately $100,000 as partial consideration for certain license rights in connection with a License Agreement between Epicypher and Belgian Volition. The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and the Company believes such issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and/or Regulation D due to, among other things, the fact that there was no general solicitation or advertising, the transactions did not involve a public offering of securities, the representations of investment intent and accredited investor status by EpiCypher and the securities were restricted from further transfer as evidenced by legend thereon.

Repurchase of Equity Securities

No equity securities were repurchased during the first quarter of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation, as currently in effect.	8-K	001-36833	3.1	10/11/16
3.2	Amended and Restated Bylaws, as amended and currently in effect.					X
4.1	Description of Capital Stock.	10-K	001-36833	4.1	2/20/20
10.1#	Contract of Employment, by and between Volition Diagnostics UK Ltd. And Dr. Andrew Retter, dated March 19, 2024.	10-K	001-36833	10.36	3/25/24
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

_____________

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

VOLITIONRX LIMITED

Dated: May 13, 2024	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: May 13, 2024	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

