Form 10-Q
period 2024-06-30
VOLITIONRX LTD
filed 2024-08-14
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 92,101,479 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2024

Use of Terms

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to the “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly owned subsidiaries, Volition Global Services SRL, Singapore Volition Pte. Limited, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc., and its majority-owned subsidiary, Volition Veterinary Diagnostics Development LLC. Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM,, Capture-PCRTM. Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to herein are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, statements regarding predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; clinical studies and results; industry trends; anticipated demand for our products, or the products of our competitors; manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; the commercialization of our products and the relationships and anticipated outcome of our engagements with our licensors; the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; our anticipated use of our cash reserves; the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our inability to generate any significant revenues or achieve profitability;
•	Our need to raise additional capital in the future;
•	Our expansion of our product development and sales and marketing capabilities could give rise to difficulties in managing our growth;
•	Our dependence on third-party distributors;
•	Our limited experience with sales and marketing;
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;
•	Our ability to successfully develop, manufacture, market, and sell our future products;
•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;
•	The acceptance by the marketplace of our future products;
•	The highly competitive and rapidly changing nature of the diagnostics market;
•	Protection of our patents, intellectual property and trade secrets;
•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;
•	Pressures related to macroeconomic and geopolitical conditions;
•	The material weaknesses in our internal control over financial reporting that we have identified; and
•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission or (the “SEC”).

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

3

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30,	December 31,
	2024	2023
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	5,998,928	20,729,983
Accounts receivable	166,262	242,617
Prepaid expenses	828,965	521,370
Other current assets	350,927	360,125
Total Current Assets	7,345,082	21,854,095

Property and equipment, net	4,878,417	5,523,013
Operating lease right-of-use assets	512,317	549,504
Intangible assets, net	332,221	23,886
Total Assets	13,068,037	27,950,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	3,348,322	3,211,287
Accrued liabilities	3,227,595	3,928,761
Deferred revenue	22,938,400	23,000,000
Management and directors’ fees payable	25,073	59,625
Current portion of long-term debt	1,043,142	1,207,007
Current portion of finance lease liabilities	47,718	48,570
Current portion of operating lease liabilities	190,099	199,323
Current portion of grant repayable	54,168	55,855
Warrant liability	101,097	126,649
Total Current Liabilities	30,975,614	31,837,077

Long-term debt, net of current portion	3,865,357	3,624,860
Finance lease liabilities, net of current portion	363,927	400,022
Operating lease liabilities, net of current portion	350,810	378,054
Grant repayable, net of current portion	409,940	422,707
Total Long-Term Liabilities	4,990,034	4,825,643
Total Liabilities	35,965,648	36,662,720

Stockholders' Deficit
Common Stock
Authorized: 100,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 82,928,314 shares and 81,898,321 shares, respectively	82,928	81,898
Additional paid-in capital	195,755,863	194,448,414
Accumulated other comprehensive income	282,252	243,940
Accumulated deficit	(217,929,441)	(202,576,507)
Total VolitionRx Limited Stockholders' Deficit	(21,808,398)	(7,802,255)
Non-controlling interest	(1,089,213)	(909,967)
Total Stockholders’ Deficit	(22,897,611)	(8,712,222)

Total Liabilities and Stockholders’ Deficit	13,068,037	27,950,498

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	$	$	$	$
Revenues
Services	116,090	50,163	155,866	55,519
Product	279,707	166,147	411,466	310,599
Total Revenues	395,797	216,310	567,332	366,118

Operating Expenses
Research and development	3,715,797	5,451,287	8,345,324	10,356,965
General and administrative	2,284,041	2,644,957	4,537,784	5,226,660
Sales and marketing	1,386,378	1,669,102	3,059,147	3,376,559
Total Operating Expenses	7,386,216	9,765,346	15,942,255	18,960,184
Operating Loss	(6,990,419)	(9,549,036)	(15,374,923)	(18,594,066)

Other Income (Expenses)
Grant income	-	-	-	165,795
Loss on disposal of fixed assets	(33,498)	-	(33,498)	-
Interest income	450	27,109	9,104	84,757
Interest expense	(81,182)	(58,321)	(158,415)	(109,643)
Gain on change in fair value of warrant liability	44,474	28,971	25,552	28,971
Total Other Income (Expenses)	(69,756)	(2,241)	(157,257)	169,880
Net Loss	(7,060,175)	(9,551,277)	(15,532,180)	(18,424,186)
Net Loss Attributable to Non-Controlling Interest	74,629	80,298	179,246	173,659
Net Loss Attributable to VolitionRx Limited Stockholders	(6,985,546)	(9,470,979)	(15,352,934)	(18,250,527)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	23,286	37,712	38,312	(18,766)
Net Comprehensive Loss	(7,036,889)	(9,513,565)	(15,493,868)	(18,442,952)

Net Loss Per Share – Basic and Diluted Attributable to VolitionRx Limited	(0.08)	(0.14)	(0.19)	(0.29)

Weighted Average Shares Outstanding
– Basic and Diluted	82,669,335	66,884,368	82,312,161	63,613,224

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Six Months Ended June 30, 2024 and June 30, 2023

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Non - Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2023	81,898,321	81,898	194,448,414	243,940	(202,576,507)	(909,967)	(8,712,222)
Common stock issued for cash, net of issuance costs	13,350	13	15,721	-	-	-	15,734
Common stock issued for settlement of RSUs	68,169	69	(69)	-	-	-	-
Common stock issued in lieu of license fee	129,132	129	125,129	-	-	-	125,258
Stock-based compensation	-	-	411,220	-	-	-	411,220
Tax withholdings paid related to stock-based compensation	-	-	(3,062)	-	-	-	(3,062)
Foreign currency translation	-	-	-	15,026	-	-	15,026
Net loss for the period	-	-	-	-	(8,367,388)	(104,617)	(8,472,005)
Balance, March 31, 2024	82,108,972	82,109	194,997,353	258,966	(210,943,895)	(1,014,584)	(16,620,051)

Common stock issued for cash, net of issuance costs	734,155	734	588,754	-	-	-	589,488
Common stock issued for settlement of RSUs	85,187	85	(85)	-	-	-	-
Stock-based compensation	-	-	208,046	-	-	-	208,046
Tax withholdings paid related to stock-based compensation	-	-	(38,205)	-	-	-	(38,205)
Foreign currency translation	-	-	-	23,286	-	-	23,286
Net loss for the period	-	-	-	-	(6,985,546)	(74,629)	(7,060,175)
Balance, June 30, 2024	82,928,314	82,928	195,755,863	282,252	(217,929,441)	(1,089,213)	(22,897,611)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2022	57,873,379	57,873	164,397,468	227,097	(167,257,429)	(551,971)	(3,126,962)
Common stock issued for cash, net of issuance costs	5,225,703	5,225	8,422,430	-	-	-	8,427,655
Common stock issued for settlement of RSUs	26,978	27	(27)	-	-	-	-
Stock-based compensation	-	-	693,657	-	-	-	693,657
Tax withholdings paid related to stock-based compensation	-	-	(14,336)	-	-	-	(14,336)
Common stock repurchased	(13,294)	(13)	(31,759)	-	-	-	(31,772)
Foreign currency translation	-	-	-	(56,478)	-	-	(56,478)
Net loss for the period	-	-	-	-	(8,779,348)	(93,561)	(8,872,909)
Balance, March 31, 2023	63,112,766	63,112	173,467,433	170,619	(176,036,777)	(645,532)	(2,981,145)

Common stock issued for cash, net of issuance costs	14,950,000	14,950	17,071,656	-	-	-	17,086,606
Common stock issued for settlement of RSUs	74,598	75	(75)	-	-	-	-
Stock-based compensation	-	-	592,174	-	-	-	592,174
Tax withholdings paid related to stock-based compensation	-	-	(65,895)	-	-	-	(65,895)
Foreign currency translation	-	-	-	37,712	-	-	37,712
Net loss for the period	-	-	-	-	(9,470,979)	(80,298)	(9,551,277)
Balance, June 30, 2023	78,137,364	78,137	191,065,293	208,331	(185,507,756)	(725,830)	5,118,175

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Six Months Ended June 30,
	2024	2023
	$	$
Operating Activities
Net loss	(15,532,180)	(18,424,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532,504	560,313
Amortization of operating lease right-of-use assets	113,034	127,210
Loss on disposal of fixed assets	33,498	-
Stock-based compensation	619,266	1,285,831
Gain on change in fair value of warrant liability	(25,552)	(28,971)
Changes in operating assets and liabilities:
Prepaid expenses	(307,595)	(166,351)
Accounts receivable	76,357	(196,487)
Other current assets	9,198	(95,073)
Deferred revenue, current and non-current	(61,600)	-
Accounts payable and accrued liabilities	(384,567)	961,764
Management and directors’ fees payable	(34,552)	9,019
Right-of-use assets operating leases liabilities	(112,199)	(125,393)
Net Cash Used In Operating Activities	(15,074,388)	(16,092,324)
Investing Activities
Purchases of property and equipment	(68,161)	(501,986)
Purchase of License	(171,095)	-
Net Cash Used In Investing Activities	(239,256)	(501,986)
Financing Activities
Net proceeds from issuances of common stock	605,222	25,881,221
Tax withholdings paid related to stock-based compensation	(41,267)	(80,231)
Common stock repurchased	-	(31,772)
Proceeds from long-term debt	754,457	216,908
Payments on long-term debt	(530,732)	(475,965)
Payments on finance lease obligations	(23,643)	(23,188)
Net Cash Provided By Financing Activities	764,037	25,486,973
Effect of foreign exchange on cash	(181,448)	(16,439)
Net change in cash and cash equivalents	(14,731,055)	8,876,224
Cash and cash equivalents – beginning of the period	20,729,983	10,867,050
Cash and cash equivalents – End of Period	5,998,928	19,743,274

Supplemental Disclosures of Cash Flow Information
Interest paid	158,415	109,643
Non-Cash Financing Activities
Common stock issued upon cashless exercises of stock options and settlement of vested RSUs	282	102
Offering costs from issuance of common stock	-	239,772
Fair value of warrants issued in connection with public offering	-	366,960
Common stock issued for License rights	125,258	-
Non-cash note payable	294,603	356,258

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2024 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024.

Fair Value Measurements at June 30, 2024

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	101,097	-	101,097

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

As of December 31, 2023, the warrant liability was $126,649. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the six months ended June 30, 2024, as follows:

Warrant Liability
Total
$
Balance at December 31, 2023	126,649
Gain on change in fair value of warrant liability	(25,552)
Balance at June 30, 2024	101,097

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2024, 9,297,073 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

For the six months ended June 30, 2024, the Company incurred a net loss of $15.5 million and used cash flows in operating activities of $15.1 million. As of June 30, 2024, the Company had cash and cash equivalents of $6.0 million and an accumulated deficit of $217.9 million.

The Company has generated operating losses and has experienced negative cash flows from operations since inception. The Company has not generated significant revenues and expects to incur further losses in the future, particularly from continued development of its clinical-stage diagnostic tests and commercialization activities. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by, (a) granting licenses and/or distribution rights to third parties in exchange for specified up-front and/or back-end payments, (b) obtaining additional financing through debt or equity transactions, (c) securing additional grant funds, and (d) developing and commercializing its products in an efficient manner. Management continues to exercise tight cost controls to conserve cash. As part of the Company’s cash conservation efforts, directors and certain employees have elected to exchange a portion of their salary for RSUs in the Company for a period of up to six months.

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

 VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of June 30, 2024 and December 31, 2023:

		June 30, 2024	December 31, 2023
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	723,206	724,534
Laboratory equipment	5 years	4,630,385	4,753,253
Office furniture and equipment	5 years	370,493	378,800
Buildings	30 years	2,049,211	2,113,031
Building improvements	5-15 years	1,574,428	1,610,016
Land	Not amortized	128,467	132,468
Total property and equipment		9,476,190	9,712,102
Less accumulated depreciation		4,597,773	4,189,089
Total property and equipment net		4,878,417	5,523,013

During the six-month periods ended June 30, 2024 and June 30, 2023, the Company recognized $545,128 and $517,921, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

	June 30, 2024	December 31, 2023
	Cost $	Cost $
Patents	1,098,717	1,130,936
Licenses	296,353	-
Total Patents and Licenses	1,395,070	1,130,936
Less accumulated amortization	1,062,849	1,107,050
Total patents and Licenses, net	332,221	23,886

During the six-month periods ended June 30, 2024 and June 30, 2023, the Company recognized $(12,624) and $42,392, respectively, in amortization expense.

The Company amortizes the patents and licenses on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2024	$16,057
2025	$20,448
2026	$20,448
2027	$20,448
2028	$20,448
Greater than 5 years	$234,372
Total Intangible Assets	$332,221

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 “Property, Plant and Equipment,” as of December 31, 2023. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2023.

Note 5 - Related-Party Transactions

See Note 6, Common Stock, for common stock issued to related parties and Note 7, Stock-Based Compensation, for stock options, warrants and RSUs issued to related parties. The Company has agreements with related parties for the purchase of consultancy services which are accrued under management and directors’ fees payable (see condensed consolidated balance sheets).

 VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of June 30, 2024, the Company was authorized to issue 100 million shares of common stock, par value $0.001 per share, of which 82,928,314 and 81,898,321 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Stock Option Exercises

During the six months ended June 30, 2024, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

On April 16, 2024, 36,821 vested stock options previously granted to an employee were cancelled and returned as authorized shares under the 2015 Plan on the expiration of the exercise period following the resignation of such employee.

RSU Settlements

Below is a table summarizing the RSUs vested and settled during the six months ended June 30, 2024, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,582	Feb 8, 2024	21,582	-
2015	9,000	Mar 1, 2024	6,057	2,943
2015	44,217	Mar 27, 2024	40,530	3,687
2015	51,000	Apr 4, 2024	32,337	18,663
2015	50,000	May 1, 2024	34,496	15,504
2015	11,500	Jun 1, 2024	6,670	4,830
2015	14,962	Jun 15, 2024	11,684	3,278
	202,261		153,356	48,905

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

Warrants Issued in Equity Capital Raise (continued)

The fair value of the warrants as of June 30, 2024, and December 31, 2023, were $101,097 and $126,649 respectively. The warrant liability was estimated using the Black-Scholes pricing model with the following assumptions.

	June 30, 2024	December 31, 2023

Risk-free interest rate	4.43%	3.89%
Expected volatility	82.80%	76.30%
Expected life (years)	3.94	4.44
Expected dividend yield	-	-
Total fair value	$101,097	$126,649

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

Equity Distribution Agreement

On May 20, 2022, the Company entered into an equity distribution agreement (the “2022 EDA”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, with an aggregate offering price of up to $25.0 million, from time to time through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259783) effective November 8, 2021) (the “2021 Form S-3”) through Jefferies acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2022 EDA.

During the six months ended June 30, 2024, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $605,221 under the 2022 EDA through the sale of 747,505 shares of its common stock. As of June 30, 2024, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $2.1 million under the 2022 EDA through the sale of 1,378,037 shares of its common stock.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants of the Company outstanding during the six-month period ended June 30, 2024.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	862,500	3.05
Granted	-	-
Expired/Cancelled	-	-
Outstanding at June 30, 2024	862,500	3.05

Exercisable at June 30, 2024	862,500	3.05

Below is a table summarizing the warrants issued and outstanding as of June 30, 2024, which have an aggregate weighted average remaining contractual life of 3.33 years.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
448,500	448,500	2.00	3.96	897,000
54,000	54,000	3.05	4.26	164,700
50,000	50,000	3.45	1.67	172,500
125,000	125,000	3.95	2.51	493,750
185,000	185,000	4.90	2.59	906,500
862,500	862,500			2,634,450

Stock-based compensation expense related to warrants of $5,238 and $20,320 was recorded in the six months ended June 30, 2024 and June 30, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $nil. As of June 30, 2024, the total intrinsic value of warrants outstanding was $nil.

b) Options

The following table summarizes the changes in options outstanding of the Company during the six-month period ended June 30, 2024.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	4,699,569	3.87
Expired/Cancelled	(36,821)	3.40
Outstanding at June 30, 2024	4,662,748	3.88

Exercisable at June 30, 2024	4,662,748	3.88

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Below is a table summarizing the options issued and outstanding as of June 30, 2024, all of which were issued pursuant to the Company’s 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Stock Incentive Plan (the “2015 Plan”) (for option and RSU issuances commencing in 2016)and which have an aggregate weighted average remaining contractual life of 3.71 years. As of June 30, 2024, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which 354,782 shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
585,000	585,000	3.25	0.62	1,901,250
944,748	944,748	3.40	7.10	3,212,143
740,000	740,000	3.60	5.86	2,664,000
1,607,837	1,607,837	4.00	2.24	6,431,348
89,163	89,163	4.38	3.57	390,534
50,000	50,000	4.80	2.51	240,000
646,000	646,000	5.00	2.74	3,230,000
4,662,748	4,662,748			18,069,275

Stock-based compensation expense related to stock options of $nil and $235,368 was recorded in the six months ended June 30, 2024 and June 30, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $nil. As of June 30, 2024, the total intrinsic value of stock options outstanding was $nil.

c) Restricted Stock Units

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2024, all of which were issued pursuant to the 2015 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2023	3,634,952	1.01
Granted	426,340	0.72
Vested/Settled	(202,261)	2.46
Cancelled / Forfeited	(87,206)	1.13
Outstanding at June 30, 2024	3,771,825	0.89

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs granted during the six months ended June 30, 2024, all of which were issued pursuant to the 2015 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated. On June 1, 2024, the Company granted 297,340 RSUs of common stock to certain directors and employees in exchange for their election to reduce their cash compensation for a period of three months for services provided to the Company. These RSUs will vest on May 1, 2025, subject to continued service by the recipient.

Equity Incentive Plan	RSUs Granted (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2015	14,000	Feb 22, 2024	36 Months	Feb 22, 2025	Feb 22, 2026	Feb 22, 2027	13,589
2015	115,000	May 23, 2024	36 Months	May 23, 2025	May 23, 2026	May 23, 2027	85,389
2015	297,340	Jun 1, 2024	11 Months	May 1, 2025	N/A	N/A	209,832
	426,340						308,810

Below is a table summarizing the RSUs vested and settled during the six months ended June 30, 2024, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,582	Feb 8, 2024	21,582	-
2015	9,000	Mar 1, 2024	6,057	2,943
2015	44,217	Mar 27, 2024	40,530	3,687
2015	51,000	Apr 4, 2024	32,337	18,663
2015	50,000	May 1, 2024	34,496	15,504
2015	11,500	Jun 1, 2024	6,670	4,830
2015	14,962	Jun 15, 2024	11,684	3,278
	202,261		153,356	48,905

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs cancelled during the six months ended June 30, 2024, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2015	8,000	Jan 16, 2024	Sep 28, 2024	8,000
2015	6,000	Jan 16, 2024	Oct 4, 2024	6,000
2015	8,000	Jan 16, 2024	Sep 28, 2025	8,000
2015	6,000	Jan 16, 2024	Oct 4, 2025	6,000
2015	8,000	Jan 16, 2024	Sep 28, 2026	8,000
2015	667	Feb 9, 2024	Jun 15, 2024	667
2015	667	Feb 9, 2024	Jun 15, 2025	667
2015	666	Feb 9, 2024	Jun 15, 2026	666
2015	1,775	Mar 25, 2024	Mar 27, 2024	1,775
2015	2,098	Mar 25, 2024	Jun 15, 2024	2,098
2015	2,667	May 17, 2024	Oct 4, 2024	2,667
2015	2,666	May 17, 2024	Oct 4, 2025	2,666
2015	1,000	May 17, 2024	Mar 27, 2025	1,000
2015	1,000	May 17, 2024	Mar 27, 2026	1,000
2015	3,334	May 17, 2024	Sep 28, 2024	3,334
2015	3,333	May 17, 2024	Sep 28, 2025	3,333
2015	3,333	May 17, 2024	Sep 28, 2026	3,333
2015	9,334	May 31, 2024	Sep 11, 2024	9,334
2015	9,333	May 31, 2024	Sep 11, 2025	9,333
2015	9,333	May 31, 2024	Sep 11, 2026	9,333
	87,206			87,206

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2024 and which have an aggregate weighted average remaining contractual life of 1.37 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
40,000	0.58	1.37
450,000	0.68	2.80
450,000	0.69	1.76
1,535,000	0.70	1.25
297,340	0.71	0.84
115,000	0.74	1.90
14,000	0.97	1.65
6,000	1.31	1.20
14,000	1.32	1.04
702,654	1.46	0.76
17,332	1.58	0.73
12,500	1.69	0.23
54,333	1.72	1.17
29,000	2.01	0.13
666	2.15	0.92
34,000	2.95	0.19
3,771,825

Stock-based compensation expense related to RSUs of $614,028 and $1,030,143 was recorded in the six months ended June 30, 2024 and June 30, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,256,598.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2024.

2024 - remaining	$28,840
2025	$57,672
2026	$57,661
2027	$57,647
2028	$57,633
Greater than 5 years	$194,395
Total	$453,848
Less: Amount representing interest	$(42,203)
Present value of minimum lease payments	$411,645

b) Operating Lease Right-of-Use Obligations

Operating leases as of June 30, 2024, and December 31, 2023, consisted of the following:

	June 30, 2024	December 31, 2023
	$	$
Operating lease right-of-use assets	512,317	549,504

Operating lease liabilities, current portion	190,099	199,323
Operating lease liabilities, long term	350,810	378,054
Total operating lease liabilities	540,909	577,377

Weighted average remaining lease (months)	32	33
Weighted average discount rate	3.24%	3.02%

During the six months ended June 30, 2024, cash paid for amounts included for the measurement of lease liabilities was $125,313 and the Company recorded operating lease expense of $126,217.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2024.

For the Six Months Ending June 30, 2024	Amount
$
2024 - Remaining	117,231
2025	191,273
2026	164,435
2027	92,151
2028	10,212
Total	575,302
Less: imputed interest	(34,393)
Total Operating Lease Liabilities	540,909

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the six months ended June 30, 2024, the Company recognized $40,334 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

For the Six Months Ending June 30, 2024	Amount
$
2024 - Remaining	42,723
2025	7,198
Total Operating Lease Liabilities	49,921

c) Grants Repayable

As of June 30, 2024, the total grant balance repayable was $464,108 and the payments remaining were as follows:

For the Six Months Ending June 30, 2024	Amount
$
2024 - Remaining	54,169
2025	36,305
2026	43,756
2027	48,579
2028	51,951
Greater than 5 years	229,348
Total Grants Repayable	464,108

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

As of June 30, 2024, the total balance for long-term debt payable was $4,908,499 and the payments remaining were as follows:

For the Six Months Ending June 30, 2024	Amount
$
2024 - Remaining	859,476
2025	1,005,297
2026	781,901
2027	583,641
2028	2,437,212
Greater than 5 years	314,022
Total	5,981,549
Less: amount representing interest	(1,073,050)
Total Long-Term Debt	4,908,499

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of June 30, 2024, $510,000 is still to be paid by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $449,406. As of June 30, 2024, $449,406 is still to be paid by the Company under this agreement. As of June 30, 2024, $204,087 is due by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of June 30, 2024, $81,447 is still to be paid by the Company under this agreement and as of June 30, 2024, $26,142 is due by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $164,235. As of June 30, 2024, $164,235 is still to be paid by the Company under this agreement. As of June 30, 2024, $nil is due by the Company under this agreement.

In January 2024, the Company entered into an agreement with the University Medical Centre Amsterdam (“UMC”). UMC will perform a retrospective study to evaluate the diagnostic potential of the Nu.Q® H3.1 nucleosomes as diagnostic, prognostic and phenotyping biomarkers in sepsis for a cost to the Company of $138,653. As of June 30, 2024, $138,653 is still to be paid by the Company under this agreement. As of June 30, 2024, $46,218 is due by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

As of June 30, 2024, the total amount to be paid for future research and collaboration commitments was $1,343,741 and the payments remaining were as follows:

	Total Amount Remaining	2024 - Estimated	2025 - Estimated
	$	$	$
National University of Taiwan	510,000	510,000	-
MD Anderson Cancer Center	449,406	285,860	163,546
Guys and St Thomas	164,235	61,588	102,647
Xenetic Biosciences	81,447	26,142	55,305
UMC	138,653	92,343	46,310
Total Collaborative Obligations	1,343,741	975,933	367,808

f) Other Commitments

Volition Germany

As of June 30, 2024, $209 is payable under the royalty agreement with the founder of Volition’s former German subsidiary based on sales to date towards the Company’s aggregate minimum royalty obligation of $117,761.

Volition America

Effective February 10, 2024 the Company and Diagnostic Oncology CRO, LLC (“DXOCRO”) further amended and restated the August 2022 amended and restated Master Agreement by and between the Company and DXOCRO to expand the scope of DXOCRO’s consultant services provided thereunder (the “Second A&R Master Agreement”). The Second A&R Master Agreement requires DXOCRO to conduct a prospective optimization/range finding study of Volition’s Nu.Q®  H3.1 in vitro diagnostic test proposed for use in sepsis. The study is an extension of the sepsis monitoring clinical trial that was previously covered under a separate exhibit. The Company anticipates DXOCRO’s additional services under this agreement will be completed by the end of the third quarter of 2024 at a total additional cost to the Company of up to $0.7 million. The Company’s payment obligations accrue upon delivery of projects under the agreement. The Company may terminate the agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the Second A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed. As of June 30, 2024, $146,221 is payable under the Second A&R Master Agreement, and up to $363,778 may be payable by the Company in future periods for services rendered.

VolitionRx

On February 5, 2024, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $294,603 with fixed interest rate of 8.42%, maturing in November 2024. As of June 30, 2024, the maximum has been drawn down under this agreement and the principal balance payable was $163,668. The agreement is in relation to the directors and officers insurance policy.

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

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of June 30, 2024, the Company has recognized total compensation expense of $1,291,594 of which $527,940 is in relation to RSUs from grants in 2022 that vested in 2023, $451,490 is in relation to RSUs from such grants that will vest in 2024, and $312,164 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $282,823 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Amortized	Un-Amortized
Award	Year	2024	2023	2022
$		$	$	$	$
527,940	2023	-	393,853	134,087	-
517,613	2024	126,283	260,119	65,088	66,123
528,864	2025	87,894	177,584	46,686	216,700
1,574,417		214,177	831,556	245,861	282,823

In September 2023, the Compensation Committee of the Board of Directors approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around revenue, operations and regulatory, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries. Pursuant to the terms of the grants, conditional upon the achievement by December 31, 2023 and June 30, 2024 of specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients to the Company, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipients. As of June 30, 2024, the Company has accrued compensation expense of $536,535 in relation to cash bonuses payable on the achievement of specified corporate goals based on the expected outcomes related to the prescribed performance targets. To the extent this is payable, this cash bonus compensation payment has currently been deferred indefinitely.

As of June 30, 2024, the Company had recognized total compensation expense of $335,013. The Company has unrecognized compensation expense of $390,276 in relation to the RSUs from grants in 2023, of which $59,290 is in relation to RSUs that will vest in 2024, $150,277 in relation to RSUs that will vest in 2025, and $180,709 in relation to RSUs that will vest in 2026 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Un-Amortized
Award	Year	2024	2023	2024
$		$	$	$
241,771	2024	118,511	63,970	59,290
241,764	2025	59,416	32,071	150,277
241,754	2026	39,645	21,400	180,709
725,289		217,572	117,441	390,276

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Settlement of RSUs

On July 13, 2024, 4,667 RSUs previously granted to various employees vested and resulted in the issuance of 3,165 shares of common stock. 1,502 shares of common stock were withheld for taxes and returned to the 2015 Plan.

RSUs Granted

Effective July 1, 2024, the Company granted RSUs of 38,198 shares of common stock to an employee of the Company in exchange their valid election to reduce their cash compensation for a period of three months for services provided to the Company. These RSUs will vest on June 1, 2025, subject to continued service by the employee.

Effective July 8, 2024, the Company granted RSUs of 21,583 shares of common stock to an advisor of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. These RSUs vest upon the achievement of advisory services set out in the agreement with 21,583 vesting on January 1, 2025, subject to continued service, and will result in total compensation expense of $13,209.

RSUs Cancelled

On July 12, 2024, 19,666 RSUs previously granted to an employee were cancelled and returned as authorized and unissued shares under the 2015 Plan upon termination of employment prior to vesting.

On August 4, 2024, 46,333 RSUs previously granted to an employee were cancelled and returned as authorized and unissued shares under the 2015 Plan upon termination of employment prior to vesting.

Increase in Authorised Capital

At the Annual Meeting on July 2, 2024, the Company’s stockholders approved a Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation providing for an increase in authorized shares from one hundred million (100,000,000) to one hundred seventy-five million (175,000,000) shares, consisting of one hundred seventy-five million (175,000,000) shares of common stock, par value $0.001 per share.

Equity Capital Raise

On August 8, 2024, the Company entered into a securities purchase agreement with a purchaser pursuant to which the Company issued and sold to such purchaser, in a registered direct offering under the 2021 Form S-3, an aggregate of 9,170,000 shares of the Company’s common stock, pre-funded warrants to purchase up to 3,557,273 shares of the Company’s common stock (the “Pre-Funded Warrants”), Series A common stock warrants to purchase up to 12,727,273 shares of the Company’s common stock (the “Series A Warrants”) and Series B common stock warrants to purchase up to 12,727,273 shares of the Company’s common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants”).  The exercise prices of the Pre-Funded Warrants and the Common Warrants are $0.001 per share and $0.57 per share, respectively.  H.C. Wainwright & Co. acted as the exclusive placement agent for the Company in the offering.  The combined offering price for a share of common stock and accompanying Common Warrants was $0.55 and the combined offering price for a Pre-Funded Warrant and accompanying Common Warrants was $0.549.  The net proceeds received by the Company for the issuance and sale of the shares of Common Stock, the Pre-Funded Warrants and the Common Warrants (collectively, the “Securities”) was $6.4 million, before deducting offering expenses of $0.1 million paid by the Company.  In addition, the Company issued warrants to purchase an aggregate of 381,818 shares of Company common stock to the placement agent, on substantially the same terms as the Series B Warrants at an exercise price of $0.6875 per share.  The net proceeds above assumes the exercise of the Pre-Funded Warrants but excludes any proceeds arising from the exercise of the Common Warrants or the Placement Agent Warrants.

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

Our key pillars of focus are:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - monitoring the immune system to save lives.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - monitoring disease progression, response to treatment and minimal residual disease.
•	Capture-PCRTM - isolating and capturing circulating tumor derived DNA from plasma samples for early cancer detection.

Commercialization Strategy

Our commercialization strategy is guided by the following underlying principles ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition,
•	Are affordable, and
•	Are accessible worldwide.

The principles above inform our overall commercialization strategy for our products, which is driven by the following:

•	Conducting research and development in-house and through our research partners;
•	Monetizing our intellectual property (“IP”) with upfront payments, milestone payments, royalties, and sales of kits and key components; and
•	Commercializing our products via global players and in fragmented markets through regional companies.

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

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska Corporation (“Heska”). In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing, received $13.0 million based upon the achievement of two milestones and is eligible to receive up to an additional $5.0 million based upon the achievement of a final milestone upon the earlier of the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines, or the nine-month anniversary of the first peer reviewed paper evidencing clinical utility for the screening or monitoring of lymphoma in felines being published in any one of a number of periodicals identified by the parties. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test as a kit for companion animals through Heska’s network of central reference laboratories. In June 2023 Heska was acquired by Mars Petcare and became part of its Antech Diagnostics division. In April 2024, Antech announced the launch of the in-clinic version of the Nu.Q® Canine Cancer test in the US and Europe. In the second quarter of 2024, Volition supplied key components for 40,000 tests to Antech.

In October 2022, we also entered into a licensing and supply agreement with IDEXX Laboratories, Inc. (“IDEXX”), a global leader in pet healthcare innovation. This contract provides for worldwide customer reach through IDEXX’s global reference laboratory network as we continue to commercialize our transformational Nu.Q® technology within the companion animal healthcare sector and capitalize on the significant opportunities available. IDEXX launched the IDEXX Nu.Q® Canine Cancer Test in January 2023.

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. In March 2024, Fujifilm Vet Systems announced the launch of the Nu.Q® Vet Cancer Test in Japan. In July 2024, VetLab announced the launch of the Nu.Q® Vet Cancer Test in Poland.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of June 30, 2024, we had cash and cash equivalents of approximately $6.0 million.

Net cash used in operating activities was $15.1 million for the six months ended June 30, 2024 and $16.1 million for the six months ended June 30, 2023. The decrease in cash used in operating activities for the period ended June 30, 2024 when compared to same period in 2023 can be attributed a reduction in clinical trial expenditure.

Net cash used in investing activities was $0.2 million and $0.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease was mainly due to a reduction in purchases of laboratory equipment, partly offset by increased additions of licenses.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2024 and $25.5 million for the comparable period ended June 30, 2023. The decrease in cash provided by financing activities for the period ended June 30, 2024 when compared to same period in 2023 was primarily due to $17.6 million in net cash received from the issuance of shares of common stock in a registered public offering in June 2023, and $8.0 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2023, as compared to $0.6 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended June 30, 2024.

For additional information on our “at the market facility,” refer to Note 6, Common Stock –Equity Distribution Agreement, of the notes to the condensed consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of June 30, 2024.

Approximate Payments (Including Interest) Due by Year

	Total	2024 - Remaining	2025 - 2028	Greater than 5 years
Description	$	$	$	$
Financing lease liabilities	453,848	28,840	230,613	194,395
Operating lease liabilities and short-term lease	625,223	159,954	465,269	-
Grants repayable	464,108	54,169	180,591	229,348
Long-term debt	5,981,549	859,476	4,808,051	314,022
Collaborative agreements obligations	1,343,741	975,933	367,808	-
Total	8,868,469	2,078,372	6,052,332	737,765

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and June 30, 2023.

	Three Months Ended June 30,
	2024	2023	Change	Change
	$	$	$	%
Service	116,090	50,163	65,927	131%
Product	279,707	166,147	113,560	68%
Total Revenues	395,797	216,310	179,487	83%

Research and development	3,715,797	5,451,287	(1,735,490)	(32%)
General and administrative	2,284,041	2,644,957	(360,916)	(14%)
Sales and marketing	1,386,378	1,669,102	(282,724)	(17%)
Total Operating Expenses	7,386,216	9,765,346	(2,379,130)	(24%)

Loss on disposal of fixed assets	(33,498)	-	(33,498)	(>100%)
Interest income	450	27,109	(26,659)	(98%)
Interest expense	(81,182)	(58,321)	(22,861)	39%
Gain on change in fair value of warrant liability	44,474	28,971	15,503	54%
Total Other Income (Expenses)	(69,756)	(2,241)	(67,515)	(>100%)

Net Loss	(7,060,175)	(9,551,277)	(2,491,102)	(26%)

Revenues

Our operations are transitioning from a research and development focused stage to a commercialization stage. Revenues during the three-months ended June 30, 2024 were $395,797, compared with $216,310 for the three-months ended June 30, 2023. Our main source of revenues during the three months ended June 30, 2024 and June 30, 2023 was product revenues from sales of the Nu.Q® Vet Cancer Test. The year on year increase in revenues was primarily driven by sales of key components of the Nu.Q® Vet Cancer Test to Antech.

Operating Expenses

Total operating expenses decreased to $7.4 million for the three months ended June 30, 2024 from $9.8 million for the three months ended June 30, 2023, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $3.7 million from $5.5 million for the three-months ended June 30, 2024, and June 30, 2023, respectively. This decrease was primarily related to decreased direct research and development expenses as a result of reduced clinical trial activity with DXOCRO, reduced personnel expenses and reduced stock-based compensation. The number of full-time equivalent (“FTE”) personnel we employed in this division decreased by 7 to 62 compared to the prior year period.

	Three Months Ended June 30,
	2024	2023	Change
	$	$	$
Personnel expenses	2,078,369	2,365,522	(287,153)
Stock-based compensation	44,456	149,420	(104,964)
Direct research and development expenses	1,122,485	2,387,523	(1,265,038)
Other research and development	197,075	271,549	(74,474)
Depreciation and amortization	273,412	277,273	(3,861)
Total research and development expenses	3,715,797	5,451,287	(1,735,490)

General and Administrative Expenses

General and administrative expenses decreased to $2.3 million from $2.6 million for the three-months ended June 30, 2024, and June 30, 2023, respectively. The reduction is due to lower personnel expenses and stock-based compensation offset partly by increased legal costs during the period. The FTE personnel number within this division decreased by 1 to 20 compared to the prior year period.

	Three Months Ended June 30,
	2024	2023	Change
	$	$	$
Personnel expenses	1,117,578	1,407,410	(289,832)
Stock-based compensation	118,074	259,124	(141,050)
Legal and professional fees	672,719	529,655	143,064
Other general and administrative	337,532	387,599	(50,067)
Depreciation and amortization	38,138	61,169	(23,031)
Total general and administrative expenses	2,284,041	2,644,957	(360,916)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $1.4 million from $1.7 million for the three-months ended June 30, 2024, and June 30, 2023, respectively. The reduction is due to lower personnel expenses, direct marketing and professional fees and stock-based compensation during the period. The FTE personnel number within this division decreased by 2 to 19 compared to the prior year period.

	Three Months Ended June 30,
	2024	2023	Change
	$	$	$
Personnel expenses	1,163,473	1,217,477	(54,004)
Stock-based compensation	45,516	183,631	(138,115)
Direct marketing and professional fees	165,142	254,768	(89,626)
Depreciation and amortization	12,247	13,226	(979)
Total sales and marketing expenses	1,386,378	1,669,102	(282,724)

Other Income (Expenses)

For the three-months ended June 30, 2024, the Company’s other expenses were $69,756  compared to $2,241 for the three-months ended June 30, 2023. This increase in other expenses was primarily due to increased interest payments together with reduced interest earned during the current period.

Net Loss

For the three months ended June 30, 2024, the Company’s net loss was approximately $7.1 million in comparison to a net loss of $9.6 million for the three months ended June 30, 2023. The change was primarily a result of reduced clinical trial and personnel costs.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

The following table sets forth our results of operations for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,
	2024 $	2023 $	Change $	Change %

Service	155,866	55,519	100,347	>100%
Product	411,466	310,599	100,867	32%
Total Revenues	567,332	366,118	201,214	55%

Research and development	8,345,324	10,356,965	(2,011,641)	(19%)
General and administrative	4,537,784	5,226,660	(688,876)	(13%)
Sales and marketing	3,059,147	3,376,559	(317,412)	(9%)
Total Operating Expenses	15,942,255	18,960,184	(3,017,929)	(16%)

Grant income	-	165,795	(165,795)	(100%)
Loss on disposal of fixed assets	(33,498)	-	(33,498)	(>100%)
Interest income	9,104	84,757	(75,653)	(89%)
Interest expense	(158,415)	(109,643)	(48,772)	44%
Gain on change in fair value of warrant liability	25,552	28,971	(3,419)	(12%)
Total Other Income (Expenses)	(157,257)	169,880	(327,137)	(>100%)

Net Loss	(15,532,180)	(18,424,186)	(2,892,006)	(16%)

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenues during the six-months ended June 30, 2024 were $567,332, compared with $366,118 for the six-months ended June 30, 2023. Our main source of revenue during the six-months ended June 30, 2024 and six-months ended June 30, 2023 was product revenues from sales of the Nu.Q® Vet Cancer Test. The year on year increase in revenues was primarily driven by sales of key components of the Nu.Q® Vet Cancer Test to Antech and sales of  Nu.Q®  Discover services.

Operating Expenses

Total operating expenses decreased to $15.9 million from $19.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $8.3 million for the six months ended June 30, 2024, from $10.4 million for the six months ended June 30, 2023. This decrease was primarily related to decreased direct research and development expenses as a result reduced clinical trial activity with DXOCRO, reduced personnel expenses and reduced stock-based compensation. The FTE personnel number decreased by 7 to 62 compared to the prior year period.

	Six Months Ended June 30,
	2024	2023	Change
	$	$	$
Personnel expenses	4,291,580	4,409,655	(118,075)
Stock-based compensation	162,574	292,474	(129,900)
Direct research and development expenses	2,838,327	4,562,335	(1,724,008)
Other research and development	515,700	552,621	(36,921)
Depreciation and amortization	537,143	539,880	(2,737)
Total research and development expenses	8,345,324	10,356,965	(2,011,641)

General and Administrative Expenses

General and administrative expenses decreased to $4.5 million from $5.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. This decrease was primarily due to lower personnel expenses and stock-based compensation during the period. The FTE personnel number decreased by 1 to 20 compared to the prior year period.

	Six Months Ended June 30,
	2024	2023	Change
	$	$	$
Personnel expenses	2,258,402	2,668,045	(409,643)
Stock-based compensation	294,762	562,649	(267,887)
Legal and professional fees	1,172,666	1,156,658	16,008
Other general and administrative	727,848	719,299	8,549
Depreciation and amortization	84,106	120,009	(35,903)
Total general and administrative expenses	4,537,784	5,226,660	(688,876)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $3.1 million compared to $3.4 million for the six months ended June 30, 2024 and June 30, 2023. This decrease was primarily due to reduced stock-based compensation and direct marketing during the period. The FTE personnel number decreased by 2 to 19 compared to the prior year period.

	Six Months Ended June 30,
	2024	2023	Change
	$	$	$
Personnel expenses	2,456,716	2,436,742	19,974
Stock-based compensation	161,930	430,708	(268,778)
Direct marketing and professional fees	416,206	482,753	(66,547)
Depreciation and amortization	24,295	26,356	(2,061)
Total sales and marketing expenses	3,059,147	3,376,559	(317,412)

Other Income (Expenses)

For the six months ended June 30, 2024, the Company’s other expenses were $157,257 compared to other income of $169,880 for the six months ended June 30, 2023. The increase in other expenses is due to increased interest paid partly offset by a reduction in grant income and interest received during the period.

Net Loss

For the six months ended June 30, 2024, the Company’s net loss was approximately $15.5 million in comparison to a net loss of $18.4 million for the six months ended June 30, 2023. The change was primarily a result of decreased clinical trial activity and personnel costs.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through an “at the market offering program” under our Equity Distribution Agreement with Jefferies LLC. See Note 6, Common Stock – Equity Distribution Agreement, of the notes to the condensed consolidated financial statements. However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

We also regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances, useful lives of property and equipment and intangible assets, borrowing rate used in operating lease right-of-use asset and liability valuations, impairment analysis of intangible assets, valuations of stock-based compensation and deferred revenue.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2023, that our disclosure controls and procedures were not effective as of June 30, 2024, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weaknesses in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the second quarter of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation, as amended and currently in effect.	S-8	333-280974	4.2	7/24/24
3.2	Amended and Restated Bylaws, as amended and currently in effect.	10-Q	001-36833	3.2	5/13/24
10.1#	2024 Stock Incentive Plan.	8-K	001-36833	10.1	7/3/24
10.1(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(a)	7/24/24
10.1(b)#	Form of Notice of Performance Shares Award and Performance Shares Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(b)	7/24/24
10.1(c)#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(c)	7/24/24
10.1(d)#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(d)	7/24/24
10.1(e)#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(e)	7/24/24
10.1(f)#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(f)	7/24/24
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement.

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

VOLITIONRX LIMITED

Dated: August 14, 2024	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

