Form 10-Q
period 2024-09-30
VOLITIONRX LTD
filed 2024-11-14
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, there were 92,664,812 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

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

NucleosomicsTM, Capture-PCRTM, Nu.Q® and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to herein are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, or this Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. These statements include, among other things, statements regarding predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy; clinical studies and results; industry trends; anticipated demand for our products, or the products of our competitors; manufacturing forecasts, and the potential impact of our relationship with contract manufacturers and original equipment manufacturers on our business; the commercialization of our products and the relationships and anticipated outcome of our engagements with our licensors; the future cost and potential benefits of our research and development efforts; forecasts of our liquidity position or available cash resources; our anticipated use of our cash reserves; the impact of pending litigation; and statements relating to the assumptions underlying any of the foregoing. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).

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

3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	September 30,	December 31,
	2024	2023
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	5,414,146	20,729,983
Accounts receivable	312,611	242,617
Prepaid expenses	689,995	521,370
Other current assets	384,189	360,125
Total Current Assets	6,800,941	21,854,095

Property and equipment, net	4,908,148	5,523,013
Operating lease right-of-use assets	635,857	549,504
Intangible assets, net	335,309	23,886
Total Assets	12,680,255	27,950,498

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	2,485,077	3,211,287
Accrued liabilities	3,480,207	3,928,761
Deferred revenue	22,893,400	23,000,000
Management and directors’ fees payable	24,851	59,625
Current portion of long-term debt	965,021	1,207,007
Current portion of finance lease liabilities	49,990	48,570
Current portion of operating lease liabilities	219,060	199,323
Current portion of grant repayable	65,646	55,855
Warrant liability	96,225	126,649
Total Current Liabilities	30,279,477	31,837,077

Long-term debt, net of current portion	3,837,950	3,624,860
Finance lease liabilities, net of current portion	366,175	400,022
Operating lease liabilities, net of current portion	448,045	378,054
Grant repayable, net of current portion	388,898	422,707
Total Long-Term Liabilities	5,041,068	4,825,643
Total Liabilities	35,320,545	36,662,720

Stockholders' Deficit
Common Stock
Authorized: 175,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 92,392,570 shares and 81,898,321 shares, respectively	92,393	81,898
Additional paid-in capital	202,014,277	194,448,414
Accumulated other comprehensive income	140,272	243,940
Accumulated deficit	(223,750,970)	(202,576,507)
Total VolitionRx limited Stockholders' Deficit	(21,504,028)	(7,802,255)
Non-controlling interest	(1,136,262)	(909,967)
Total Stockholders’ Deficit	(22,640,290)	(8,712,222)

Total Liabilities and Stockholders’ Deficit	12,680,255	27,950,498

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	$	$	$	$
Revenues
Services	68,434	37,688	155,713	93,207
Product	406,088	127,523	886,141	438,122
Total Revenues	474,522	165,211	1,041,854	531,329

Operating Expenses
Research and development	3,473,782	4,650,658	11,819,106	15,007,623
General and administrative	1,815,863	2,599,908	6,353,647	7,826,568
Sales and marketing	1,053,584	1,567,700	4,112,731	4,944,259
Total Operating Expenses	6,343,229	8,818,266	22,285,484	27,778,450
Operating Loss	(5,868,707)	(8,653,055)	(21,243,630)	(27,247,121)

Other Income (Expenses)
Grant income	85,378	48,656	85,378	214,451
Loss on disposal of fixed assets	(1,195)	(15,913)	(34,693)	(15,913)
Interest income	530	230	9,634	84,987
Interest expense	(89,456)	(53,980)	(247,871)	(163,623)
Gain on change in fair value of warrant liability	4,872	220,874	30,424	249,845
Total Other Income (Expenses)	129	199,867	(157,128)	369,747
Net Loss	(5,868,578)	(8,453,188)	(21,400,758)	(26,877,374)
Net Loss Attributable to Non-Controlling Interest	47,049	82,887	226,295	256,546
Net Loss Attributable to VolitionRx Limited Stockholders	(5,821,529)	(8,370,301)	(21,174,463)	(26,620,828)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(141,980)	31,291	(103,668)	12,525
Net Comprehensive Loss	(6,010,558)	(8,421,897)	(21,504,426)	(26,864,849)

Net Loss Per Share – Basic and Diluted Attributable to VolitionRx Limited	(0.07)	(0.11)	(0.25)	(0.39)

Weighted Average Shares Outstanding– Basic and Diluted	87,886,012	78,176,859	84,165,579	68,494,766

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Nine Months Ended September 30, 2024 and September 30, 2023

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2023	81,898,321	81,898	194,448,414	243,940	(202,576,507)	(909,967)	(8,712,222)

Common stock issued for cash, net of issuance costs	13,350	13	15,721	-	-	-	15,734
Common stock issued for settlement of RSUs	68,169	69	(69)	-	-	-	-
Common stock issued in lieu of license fee	129,132	129	125,129	-	-	-	125,258
Stock-based compensation	-	-	411,220	-	-	-	411,220
Tax withholdings paid related to stock-based compensation	-	-	(3,062)	-	-	-	(3,062)
Foreign currency translation	-	-	-	15,026	-	-	15,026
Net loss for the period	-	-	-	-	(8,367,388)	(104,617)	(8,472,005)
Balance, March 31, 2024	82,108,972	82,109	194,997,353	258,966	(210,943,895)	(1,014,584)	(16,620,051)

Common stock issued for cash, net of issuance costs	734,155	734	588,754	-	-	-	589,488
Common stock issued for settlement of RSUs	85,187	85	(85)	-	-	-	-
Stock-based compensation	-	-	208,046	-	-	-	208,046
Tax withholdings paid related to stock-based compensation	-	-	(38,205)	-	-	-	(38,205)
Foreign currency translation	-	-	-	23,286	-	-	23,286
Net loss for the period	-	-	-	-	(6,985,546)	(74,629)	(7,060,175)
Balance, June 30, 2024	82,928,314	82,928	195,755,863	282,252	(217,929,441)	(1,089,213)	(22,897,611)

Common stock issued for cash, net of issuance costs	9,170,000	9,170	5,951,030	-	-	-	5,960,200
Common stock issued for settlement of RSUs	294,256	295	(295)	-	-	-	-
Stock-based compensation	-	-	323,539	-	-	-	323,539
Tax withholdings paid related to stock-based compensation	-	-	(15,860)	-	-	-	(15,860)
Foreign currency translation	-	-		(141,980)	-	-	(141,980)
Net loss for the period	-	-	-		(5,821,529)	(47,049)	(5,868,578)
Balance, September 30, 2024	92,392,570	92,393	202,014,277	140,272	(223,750,970)	(1,136,262)	(22,640,290)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2022	57,873,379	57,873	164,397,468	227,097	(167,257,429)	(551,971)	(3,126,962)
Common stock issued for cash, net of issuance costs	5,225,703	5,225	8,422,430	-	-	-	8,427,655
Common stock issued for settlement of RSUs	26,978	27	(27)	-	-	-	-
Stock-based compensation	-	-	693,657	-	-	-	693,657
Tax withholdings paid related to stock-based compensation	-	-	(14,336)	-	-	-	(14,336)
Common stock repurchased	(13,294)	(13)	(31,759)	-	-	-	(31,772)
Foreign currency translation	-	-	-	(56,478)	-	-	(56,478)
Net loss for the period	-	-	-	-	(8,779,548)	(93,361)	(8,872,909)
Balance, March 31, 2023	63,112,766	63,112	173,467,433	170,619	(176,036,977)	(645,332)	(2,981,145)
Common stock issued for cash, net of issuance costs	14,950,000	14,950	17,071,656	-	-	-	17,086,606
Common stock issued for settlement of RSUs	74,598	75	(75)	-	-	-	-
Stock-based compensation	-	-	592,174	-	-	-	592,174
Tax withholdings paid related to stock-based compensation	-	-	(65,895)	-	-	-	(65,895)
Foreign currency translation	-	-	-	37,712	-	-	37,712
Net loss for the period	-	-	-	-	(9,470,979)	(80,298)	(9,551,277)
Balance, June 30, 2023	78,137,364	78,137	191,065,293	208,331	(185,507,956)	(725,630)	5,118,175
Issuance costs	-	-	(12,501)	-	-	-	(12,501)
Common stock issued for settlement of RSUs	206,053	206	(206)	-	-	-	-
Stock-based compensation	-	-	537,980	-	-	-	537,980
Tax withholdings paid related to stock-based compensation	-	-	(73,066)	-	-	-	(73,066)
Foreign currency translation	-	-	-	31,291	-	-	31,291
Net loss for the period	-	-	-	-	(8,370,301)	(82,887)	(8,453,188)
Balance, September 30, 2023	78,343,417	78,343	191,517,500	239,622	(193,878,257)	(808,517)	(2,851,309)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Nine Months Ended September 30,
	2024	2023
	$	$
Operating Activities
Net loss	(21,400,758)	(26,877,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	817,542	855,947
Amortization of operating lease right-of-use assets	169,273	194,036
Loss on disposal of fixed assets	34,693	15,913
Stock-based compensation	942,805	1,823,811
Gain on change in fair value of warrant liability	(30,424)	(249,845)
Changes in operating assets and liabilities:
Prepaid expenses	(168,625)	(2,402)
Accounts receivable	(69,992)	(34,441)
Other current assets	(24,064)	(45,785)
Deferred revenue, current and non-current	(106,600)	-
Accounts payable and accrued liabilities	(416,167)	12,128
Management and directors’ fees payable	(34,774)	(11,137)
Right-of-use assets operating leases liabilities	(174,758)	(191,586)
Net Cash Used In Operating Activities	(20,461,849)	(24,510,735)
Investing Activities
Purchases of property and equipment	(204,898)	(775,027)
Purchase of License	(171,095)	-
Net Cash Used In Investing Activities	(375,993)	(775,027)
Financing Activities
Net proceeds from issuances of common stock	6,565,422	25,795,654
Tax withholdings paid related to stock-based compensation	(57,127)	(80,231)
Common stock repurchased	-	(31,772)
Proceeds from grants repayable	-	27,052
Proceeds from long-term debt	754,457	216,908
Payments on long-term debt	(831,542)	(680,325)
Payments on grants repayable	(28,213)	-
Payments on finance lease obligations	(35,621)	(35,071)
Net Cash Provided By Financing Activities	6,367,376	25,212,215
Effect of foreign exchange on cash	(845,371)	15,244
Net change in cash and cash equivalents	(15,315,837)	(58,303)
Cash and cash equivalents – beginning of the period	20,729,983	10,867,050
Cash and cash equivalents – End of Period	5,414,146	10,808,747

Supplemental Disclosures of Cash Flow Information
Interest paid	247,871	163,623
Non-Cash Financing Activities
Common stock issued upon cashless exercises of stock options and settlement of vested RSUs	578	308
Offering costs from issuance of common stock	245,107	239,772
Fair value of warrants issued in connection with public offering	-	366,960
Common stock issued for License rights	125,258	-
Non-cash note payable	294,603	356,258

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2024 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in the Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The preparation of the Company's Condensed Consolidated Financial Statements requires management to make certain estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and reported amounts of revenues and expenses. Such estimates include impairment of long-lived assets, accounts receivable, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes among others. These estimates and assumptions are based on management’s judgment. Estimates and underlying assumptions are reviewed on an ongoing basis. Changes in accounting estimates may be necessary if there are changes in the circumstances or experiences on which the estimate was based or as a result of new information. Changes in estimates, including those resulting from changes in the economic environment, are reflected in the period in which the change in estimate occurs.

Reclassifications

Certain reclassifications within operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB” issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its annual and interim consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring: (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its annual and interim consolidated financial statements.

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

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024.

Fair Value Measurements at September 30, 2024

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	96,225	-	96,225

As of December 31, 2023, the warrant liability was $126,649. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the nine months ended September 30, 2024.

Warrant Liability
Total
$
Balance at December 31, 2023	126,649
Gain on change in fair value of warrant liability	(30,424)
Balance at September 30, 2024	96,225

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2024, 38,147,734 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

For the nine months ended September 30, 2024, the Company incurred a net loss of $21.4 million and used cash flows in operating activities of $20.5 million. As of September 30, 2024, the Company had cash and cash equivalents of $5.4 million and an accumulated deficit of $223.8 million.

The Company has generated operating losses and has experienced negative cash flows from operations since inception. The Company has not generated significant revenues and expects to incur further losses in the future, particularly from continued development of its clinical-stage diagnostic tests and commercialization activities. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions or, financing, and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by, (a) granting licenses and/or distribution rights to third parties in exchange for specified up-front and/or back-end payments, (b) obtaining additional financing through debt or equity transactions, (c) securing additional grant funds, and (d) developing and commercializing its products in an efficient manner. Management continues to exercise tight cost controls to conserve cash. As part of the Company’s cash conservation efforts, directors and certain employees have elected to exchange a portion of their fees earned or paid in cash or salary, respectively, for RSUs in the Company for a period of up to six months.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and to eventually attain profitable operations.

Management assessed the mitigating effect of these plans to determine if it is probable that the plans would be effectively implemented within one year after the condensed consolidated financial statements are issued and when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of the Company’s plans will result in the necessary funding to continue current operations and satisfy current and expected debt obligations. The Company has implemented short-term cash preservation and cost-saving initiatives to conserve cash. The Company concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of September 30, 2024 and December 31, 2023:

		September 30, 2024	December 31, 2023
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	751,488	724,534
Laboratory equipment	5 years	4,847,622	4,753,253
Office furniture and equipment	5 years	382,970	378,800
Buildings	30 years	2,132,927	2,113,031
Building improvements	5-15 years	1,690,268	1,610,016
Land	Not amortized	133,715	132,468
Total property and equipment		9,938,990	9,712,102
Less accumulated depreciation		5,030,842	4,189,089
Total property and equipment, net		4,908,148	5,523,013

During the nine-month periods ended September 30, 2024 and September 30, 2023, the Company recognized $815,824 and $792,232, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

	September 30, 2024	December 31, 2023
	Cost $	Cost $
Patents	1,148,969	1,130,936
Licenses	296,353	-
Total Patents and Licenses	1,445,322	1,130,936
Less accumulated amortization	1,110,013	1,107,050
Total patents and Licenses, net	335,309	23,886

During the nine-month periods ended September 30, 2024 and September 30, 2023, the Company recognized $(6,742) and $63,715, respectively, in amortization expense.

The Company amortizes the patents and licenses on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2024	$5,187
2025	$20,748
2026	$20,748
2027	$20,748
2028	$20,748
Greater than 5 years	$247,130
Total Intangible Assets	$335,309

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360, “Property, Plant and Equipment,” as of December 31, 2023. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2023.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of September 30, 2024, the Company was authorized to issue 175 million shares of common stock, par value $0.001 per share, of which 92,392,570 and 81,898,321 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Stock Option Exercises

During the nine months ended September 30, 2024, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

On April 16, 2024, 36,821 vested stock options previously granted to an employee were cancelled and returned as authorized shares under the 2015 Stock Incentive Plan (the “2015 Plan”) on the expiration of the exercise period following the resignation of such employee.

RSU Settlements

Below is a table summarizing the RSUs that vested and settled during the nine months ended September 30, 2024, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,582	Feb 8, 2024	21,582	-
2015	9,000	Mar 1, 2024	6,057	2,943
2015	44,217	Mar 27, 2024	40,530	3,687
2015	51,000	Apr 4, 2024	32,337	18,663
2015	50,000	May 1, 2024	34,496	15,504
2015	11,500	Jun 1, 2024	6,670	4,830
2015	14,962	Jun 15, 2024	11,684	3,278
2015	4,667	Jul 13, 2024	3,165	1,502
2015	29,000	Aug 15, 2024	21,291	7,709
2015	2,000	Sep 11, 2024	2,000	-
2015	2,500	Sep 21, 2024	2,500	-
2015	332,775	Sep 28, 2024	265,300	67,475
	573,203		447,612	125,591

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2023 Equity Capital Raise

In connection with the June 2023 underwritten public offering of the Company’s common stock under the Company’s Registration Statement on Form S-3 (File No. 333-259783) effective November 8, 2021 (the “2021 Form S-3”), and pursuant to the underwriting agreement with Prime Executions, Inc, doing business as Freedom Capital Markets (“Freedom”), dated June 1, 2023, (the “2023” Equity Capital Raise”) the Company issued as compensation to Freedom warrants to purchase an aggregate of 448,500 shares of Company common stock at an exercise price of $2.00 per share. The Company evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480 and ASC 815-40. The Company determined the warrants issued to Freedom failed the indexation guidance under ASC 815-40, specifically, the warrants provide for a Black-Scholes value calculation in the event of certain transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815-40, the Company has classified the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

The fair value of the warrants issued in the 2023 Equity Capital Raise as of September 30, 2024, and December 31, 2023, were $96,225 and $126,649 respectively. The warrant liability was estimated using the Black-Scholes pricing model with the following assumptions.

	September 30, 2024	December 31, 2023

Risk-free interest rate	3.58%	3.89%
Expected volatility	84.85%	76.30%
Expected life (years)	3.69	4.44
Expected dividend yield	-	-
Total fair value	$96,225	$126,649

The fair value of the warrants issued in the 2023 Equity Capital Raise was deemed to be a liability, due to certain contingent put features, and was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2024 Equity Capital Raise

On August 8, 2024, the Company entered into a securities purchase agreement with a purchaser pursuant to which the Company issued and sold to such purchaser, in a registered direct offering under the 2021 Form S-3 (the “2024 Equity Capital Raise”), an aggregate of 9,170,000 shares of the Company’s common stock, pre-funded warrants to purchase up to 3,557,273 shares of the Company’s common stock (the “Pre-Funded Warrants”), Series A common stock warrants to purchase up to 12,727,273 shares of the Company’s common stock (the “Series A Warrants”) and Series B common stock warrants to purchase up to 12,727,273 shares of the Company’s common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants” and, together with the shares of common stock offered in the 2024 Equity Capital Raise and the Pre-Funded Warrants, the “Securities”). The exercise prices of the Pre-Funded Warrants and the Common Warrants is $0.001 per share and $0.57 per share, respectively. H.C. Wainwright & Co. acted as the exclusive placement agent for the Company in the offering. The combined offering price for a share of common stock and accompanying Common Warrants was $0.55 and the combined offering price for a Pre-Funded Warrant and accompanying Common Warrants was $0.549. The net proceeds received by the Company for the issuance and sale of the Securities was $6.4 million, before deducting offering expenses of $0.1 million paid by the Company. In addition, the Company issued warrants to the placement agent to purchase an aggregate of 381,818 shares of Company common stock on substantially the same terms as the Series B Warrants at an exercise price of $0.6875 per share. The net proceeds above assumes the exercise of the Pre-Funded Warrants but excludes any proceeds arising from the exercise of the Common Warrants or the placement agent warrants.

Common Stock Issued for EpiCypher License Agreement

On March 12, 2024, the Company issued 129,132 shares of restricted common stock to EpiCypher, Inc. at a price of $0.97 per share as partial consideration for license rights in connection with a License Agreement between EpiCypher and Belgian Volition.

Equity Distribution Agreement

On May 20, 2022, the Company entered into an equity distribution agreement (the “2022 EDA”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, with an aggregate offering price of up to $25.0 million, from time to time through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259783) effective November 8, 2021 (the “2021 Form S-3”) through Jefferies acting as the Company’s agent and/or principal. The Company is not obligated to sell any shares under the 2022 EDA.

During the nine months ended September 30, 2024, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $605,221 under the 2022 EDA through the sale of 747,505 shares of its common stock. As of September 30, 2024, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $2.1 million under the 2022 EDA through the sale of 1,378,037 shares of its common stock.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) (i) Common Stock Warrants

The following table summarizes the changes in common stock warrants of the Company outstanding during the nine-month period ended September 30, 2024.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	862,500	3.050
Granted	3,557,273	0.001
Expired/Cancelled	-	-
Outstanding at September 30, 2024	4,419,773	0.597

Exercisable at September 30, 2024	4,419,773	0.597

Below is a table summarizing the common stock warrants issued and outstanding as of September 30, 2024, which have an aggregate weighted average remaining contractual life of 0.60 years. The proceeds if exercised assume the warrants are exercised for cash.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
3,557,273	3,557,273	0.001	-	3,557
448,500	448,500	2.000	3.71	897,000
54,000	54,000	3.050	4.01	164,700
50,000	50,000	3.450	1.42	172,500
125,000	125,000	3.950	2.25	493,750
185,000	185,000	4.900	2.34	906,500
4,419,773	4,419,773			2,638,007

Stock-based compensation expense related to warrants of $5,238 and $25,447 was recorded in the nine months ended September 30, 2024 and September 30, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $nil. As of September 30, 2024, the total intrinsic value of warrants outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) (ii) Warrants – Series A and Series B Common Stock Warrants

The following table summarizes the changes in Series A and Series B common stock warrants of the Company outstanding during the nine-month period ended September 30, 2024.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	-	-
Granted	25,836,364	0.57
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at September 30, 2024	25,836,364	0.57

Exercisable at September 30, 2024	-	-

Below is a table summarizing the Series A and Series B common stock warrants issued and outstanding as of September 30, 2024, which have a maximum aggregate weighted average remaining contractual life of 3.88 years (assuming that certain Company milestones set forth in the warrants are not achieved). The proceeds if exercised as reflected in the table below assume the warrants are exercised for cash.

Description	Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
Investor A Warrants	12,727,273	-	0.5700	2.36	7,254,546
Investor B Warrants	12,727,273	-	0.5700	5.36	7,254,546
Placement Agent Series B Warrants	381,818	-	0.6875	4.86	262,500
	25,836,364	-			14,771,591

b) Options

The following table summarizes the changes in options outstanding of the Company during the nine-month period ended September 30, 2024.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2023	4,699,569	3.87
Expired/Cancelled	(36,821)	3.40
Outstanding at September 30, 2024	4,662,748	3.88

Exercisable at September 30, 2024	4,662,748	3.88

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Below is a table summarizing the options issued and outstanding as of September 30, 2024, all of which were issued pursuant to the Company’s 2011 Equity Incentive Plan (for option issuances prior to 2016) or the 2015 Plan (for option and RSU issuances commencing in 2016)and which have an aggregate weighted average remaining contractual life of 3.46 years. As of September 30, 2024, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which 603,502 shares of common stock remained available for future issuance thereunder. At the Annual Meeting on July 2, 2024, the stockholders approved and adopted the Company’s 2024 Stock Incentive Plan (the “2024 Plan”) which authorizes up to 7,500,000 shares of common stock for issuance pursuant to awards granted under the 2024 Plan. The 2024 Plan had previously been approved by the Board of Directors of the Company on April 24, 2024. As of September 30, 2024, no shares of common stock have been granted under the 2024 Plan.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
585,000	585,000	3.25	0.36	1,901,250
944,748	944,748	3.40	6.84	3,212,143
740,000	740,000	3.60	5.61	2,664,000
1,607,837	1,607,837	4.00	1.98	6,431,348
89,163	89,163	4.38	3.32	390,534
50,000	50,000	4.80	2.25	240,000
646,000	646,000	5.00	2.49	3,230,000
4,662,748	4,662,748			18,069,275

Stock-based compensation expense related to stock options of $nil and $287,013 was recorded in the nine months ended September 30, 2024 and September 30, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $nil. As of September 30, 2024, the total intrinsic value of stock options outstanding was $nil.

c) Restricted Stock Units

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2024, all of which were issued pursuant to the 2015 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2023	3,634,952	1.01
Granted	844,313	0.71
Vested/Settled	(573,203)	1.40
Cancelled / Forfeited	(677,213)	0.83
Outstanding at September 30, 2024	3,228,849	0.90

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs granted during the nine months ended September 30, 2024, all of which were issued pursuant to the 2015 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated. On June 1, 2024, the Company granted 297,340 RSUs of common stock to certain directors and employees in exchange for their election to reduce their cash compensation for a period of three months for services provided to the Company. These RSUs will vest on May 1, 2025, subject to continued service by the recipient. On July 1, 2024, the Company granted 38,198 RSUs of common stock to an employee in exchange for the employee’s election to reduce their cash compensation for a period of three months for services provided to the Company. These RSUs will vest on June 1, 2025, subject to continued service by the recipient. On July 8, 2024, the Company granted 21,583 RSUs of common stock to a consultant in exchange for advisory services. These RSUs will vest on January 1, 2025, subject to continued service to the Company by the recipient. On September 1, 2024, the Company granted 343,192 RSUs of common stock to certain directors and employees in exchange for their election to reduce their cash compensation for a period of three months for services provided to the Company. These RSUs will vest on June 1, 2025, subject to continued service by the recipient. On September 30, 2024, the Company granted 15,000 RSUs to a non-employee director, vesting in three equal installments on the first, second and third anniversaries of the date of grant, subject to continued services by the recipient.

Equity Incentive Plan	RSUs Granted (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2015	14,000	Feb 22, 2024	36 Months	Feb 22, 2025	Feb 22, 2026	Feb 22, 2027	13,589
2015	115,000	May 23, 2024	36 Months	May 23, 2025	May 23, 2026	May 23, 2027	85,389
2015	297,340	Jun 1, 2024	11 Months	May 1, 2025	N/A	N/A	209,832
2015	38,198	Jul 1, 2024	11 Months	Jun 1, 2025	N/A	N/A	23,645
2015	21,583	Jul 8, 2024	6 Months	Jan 1, 2025	N/A	N/A	13,209
2015	343,192	Sep 1, 2024	9 Months	Jun 1, 2025	N/A	N/A	247,098
2015	15,000	Sep 30, 2024	36 Months	Sep 30, 2025	Sep 30, 2026	Sep 30, 2027	9,015
	844,313						601,777

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs vested and settled during the nine months ended September 30, 2024, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,582	Feb 8, 2024	21,582	-
2015	9,000	Mar 1, 2024	6,057	2,943
2015	44,217	Mar 27, 2024	40,530	3,687
2015	51,000	Apr 4, 2024	32,337	18,663
2015	50,000	May 1, 2024	34,496	15,504
2015	11,500	Jun 1, 2024	6,670	4,830
2015	14,962	Jun 15, 2024	11,684	3,278
2015	4,667	Jul 13, 2024	3,165	1,502
2015	29,000	Aug 15, 2024	21,291	7,709
2015	2,000	Sep 11, 2024	2,000	-
2015	2,500	Sep 21, 2024	2,500	-
2015	332,775	Sep 28, 2024	265,300	67,475
	573,203		447,612	125,591

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs cancelled during the nine months ended September 30, 2024, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2015	8,000	Jan 16, 2024	Sep 28, 2024	8,000
2015	6,000	Jan 16, 2024	Oct 4, 2024	6,000
2015	8,000	Jan 16, 2024	Sep 28, 2025	8,000
2015	6,000	Jan 16, 2024	Oct 4, 2025	6,000
2015	8,000	Jan 16, 2024	Sep 28, 2026	8,000
2015	667	Feb 9, 2024	Jun 15, 2024	667
2015	667	Feb 9, 2024	Jun 15, 2025	667
2015	666	Feb 9, 2024	Jun 15, 2026	666
2015	1,775	Mar 25, 2024	Mar 27, 2024	1,775
2015	2,098	Mar 25, 2024	Jun 15, 2024	2,098
2015	2,667	May 17, 2024	Oct 4, 2024	2,667
2015	2,666	May 17, 2024	Oct 4, 2025	2,666
2015	1,000	May 17, 2024	Mar 27, 2025	1,000
2015	1,000	May 17, 2024	Mar 27, 2026	1,000
2015	3,334	May 17, 2024	Sep 28, 2024	3,334
2015	3,333	May 17, 2024	Sep 28, 2025	3,333
2015	3,333	May 17, 2024	Sep 28, 2026	3,333
2015	9,334	May 31, 2024	Sep 11, 2024	9,334
2015	9,333	May 31, 2024	Sep 11, 2025	9,333
2015	9,333	May 31, 2024	Sep 11, 2026	9,333
2015	3,333	Jul 12, 2024	Oct 4, 2024	3,333
2015	3,333	Jul 12, 2024	Oct 4, 2025	3,333
2015	5,666	Aug 4, 2024	Oct 4, 2025	5,666
2015	10,000	Aug 4, 2024	Sep 21, 2024	10,000
2015	5,667	Aug 4, 2024	Oct 4, 2024	5,667
2015	178,909	Aug 15, 2024	Sep 28, 2024	178,909
2015	178,894	Aug 15, 2024	Sep 28, 2025	178,894
2015	178,872	Aug 15, 2024	Sep 28, 2026	178,872
2015	8,000	Aug 31, 2024	Mar 27, 2025	8,000
2015	8,000	Aug 31, 2024	Mar 27, 2026	8,000
2015	4,667	Aug 31, 2024	Oct 4, 2024	4,667
2015	4,666	Aug 31, 2024	Oct 4, 2025	4,666
	677,213			677,213

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) Restricted Stock Units (continued)

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2024 and which have an aggregate weighted average remaining contractual life of 1.23 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
40,000	0.58	1.12
15,000	0.60	2.00
21,583	0.61	0.25
38,198	0.62	0.67
450,000	0.68	2.55
450,000	0.69	1.51
665,550	0.70	1.00
297,340	0.71	0.58
343,192	0.72	0.67
115,000	0.74	1.64
14,000	0.97	1.40
4,000	1.31	0.97
9,333	1.32	0.86
675,322	1.46	0.49
17,332	1.58	0.60
38,333	1.72	0.92
666	2.15	0.66
34,000	2.95	0.13
3,228,849

Stock-based compensation expense related to RSUs of $937,567 and $1,511,351 was recorded in the nine months ended September 30, 2024 and September 30, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,031,071.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2024.

2024 - Remaining	$14,983
2025	$59,934
2026	$59,934
2027	$59,934
2028	$59,933
Greater than 5 years	$202,259
Total	$456,977
Less: Amount representing interest	$(40,812)
Present value of minimum lease payments	$416,165

b) Operating Lease Right-of-Use Obligations

Operating leases as of September 30, 2024, and December 31, 2023, consisted of the following:

	September 30, 2024	December 31, 2023
	$	$
Operating right-of-use assets	635,857	549,504

Operating lease liabilities, current portion	190,099	199,323
Operating lease liabilities, long term	350,810	378,054
Total operating lease liabilities	540,909	577,377

Weighted average remaining lease (months)	47	33
Weighted average discount rate	3.70%	3.02%

During the nine months ended September 30, 2024, cash paid for amounts included for the measurement of lease liabilities was $185,692 and the Company recorded operating lease expense of $167,465.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2024.

For the Nine Months Ending September 30, 2024	Amount
$
2024 - Remaining	61,552
2025	241,924
2026	225,368
2027	144,593
2028	44,059
Total	717,496
Less: imputed interest	(50,391)
Total Operating Lease Liabilities	667,105

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the nine months ended September 30, 2024, the Company recognized $45,161 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

For the Nine Months Ending September 30, 2024	Amount
$
2024 - Remaining	27,481
2025	12,373
Total Operating Lease Liabilities	39,854

c) Grants Repayable

As of September 30, 2024, the total grant balance repayable was $454,544 and the payments remaining were as follows:

For the Nine Months Ending September 30, 2024	Amount
$
2024 - Remaining	27,857
2025	37,789
2026	45,545
2027	50,564
2028	54,073
Greater than 5 years	238,716
Total Grants Repayable	454,544

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

As of September 30, 2024, the total balance for long-term debt payable was $4,802,971 and the payments remaining were as follows:

For the Nine Months Ending September 30, 2024	Amount
$
2024 - Remaining	551,774
2025	1,046,366
2026	813,844
2027	607,484
2028	2,536,778
Greater than 5 years	326,851
Total	5,883,097
Less: amount representing interest	(1,080,126)
Total Long-Term Debt	4,802,971

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of September 30, 2024, $510,000 is still to be paid by the Company under this agreement. As of September 30, 2024, $510,000 is due by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $327,092. As of September 30, 2024, $327,092 is still to be paid by the Company under this agreement. As of September 30, 2024, $138,971 is due by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of September 30, 2024, $81,447 is still to be paid by the Company under this agreement and as of September 30, 2024, $26,142 is due by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $217,464. As of September 30, 2024, $217,464 is still to be paid by the Company under this agreement. As of September 30, 2024, $0 is due by the Company under this agreement.

In January 2024, the Company entered into an agreement with the University Medical Centre Amsterdam (“UMC”). UMC will perform a retrospective study to evaluate the diagnostic potential of the Nu.Q® H3.1 nucleosomes as diagnostic, prognostic and phenotyping biomarkers in sepsis for a cost to the Company of $96,260. As of September 30, 2024, $96,260 is still to be paid by the Company under this agreement. As of September 30, 2024, $48,106 is due by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

As of September 30, 2024, the total amount to be paid for future research and collaboration commitments was $1,232,263 and the payments remaining were as follows:

	Total Amount Remaining	2024 - Remaining	2025
	$	$	$
National University of Taiwan	510,000	510,000	-
MD Anderson Cancer Center	327,092	163,546	163,546
Guys and St Thomas	217,464	65,239	152,225
Xenetic Biosciences	81,447	26,142	55,305
UMC	96,260	48,058	48,202
Total Collaborative Obligations	1,232,263	812,985	419,278

f) Other Commitments

Volition Germany

As of September 30, 2024, $218 is payable under the royalty agreement with the founder of Volition’s former German subsidiary based on sales to date towards the Company’s aggregate minimum royalty obligation of $122,572.

Volition America

Effective February 10, 2024 the Company and Diagnostic Oncology CRO, LLC (“DXOCRO”) further amended and restated the August 2022 amended and restated Master Agreement by and between the Company and DXOCRO to expand the scope of DXOCRO’s consultant services provided thereunder (the “Second A&R Master Agreement”). The Second A&R Master Agreement requires DXOCRO to conduct a prospective optimization/range finding study of Volition’s Nu.Q® H3.1 in vitro diagnostic test proposed for use in sepsis. The study is an extension of the sepsis monitoring clinical trial that was previously covered under a separate exhibit. The Company anticipates DXOCRO’s additional services under this agreement will be completed by the end of the third quarter of 2024 at a total additional cost to the Company of up to $0.7 million. The Company’s payment obligations accrue upon delivery of projects under the agreement. The Company may terminate the agreement or any project thereunder upon at least 30 days’ prior written notice. Unless earlier terminated, the Second A&R Master Agreement terminates on the later of December 31, 2025 or the date upon which all services have been completed. As of September 30, 2024, $138,971 is payable under the Second A&R Master Agreement, and up to $0 may be payable by the Company in future periods for services rendered.

VolitionRx

On February 5, 2024, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $294,603 with fixed interest rate of 8.42%, maturing in November 2024. As of September 30, 2024, the maximum has been drawn down under this agreement and the principal balance payable was $65,467. The agreement is in relation to the directors and officers insurance policy.

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

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of September 30, 2024, the Company has recognized total compensation expense of $1,396,638 of which $527,940 is in relation to RSUs from grants in 2022 that vested in 2023, $513,394 is in relation to RSUs from such grants that will vest in 2024, and $355,304 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $168,518 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Amortized	Un-Amortized
Award	Year	2024	2023	2022
$		$	$	$	$
527,940	2023	-	393,853	134,087	-
516,040	2024	188,187	260,119	65,088	2,646
521,176	2025	131,034	177,584	46,686	165,872
1,565,156		319,221	831,556	245,861	168,518

In September 2023, the Compensation Committee of the Board of Directors of the Company approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around revenue, operations and regulatory, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries. Pursuant to the terms of the grants, conditional upon the achievement by December 31, 2023 and June 30, 2024 of specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients to the Company, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipients. As of September 30, 2024, the Company has accrued compensation expense of $536,535 in relation to cash bonuses payable on the achievement of specified corporate goals based on the expected outcomes related to the prescribed performance targets. To the extent this is payable, this cash bonus compensation payment has currently been deferred indefinitely.

As of September 30, 2024, the Company had recognized total compensation expense of $447,008. The Company has unrecognized compensation expense of $270,104 in relation to the RSUs from grants in 2023, of which $0 is in relation to RSUs that will vest in 2024, $115,517 in relation to RSUs that will vest in 2025, and $154,587 in relation to RSUs that will vest in 2026 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Un-Amortized
Award	Year	2024	2023	2024
$		$	$	$
242,902	2024	148,132	94,770	-
237,936	2025	74,906	47,513	115,517
236,274	2026	49,984	31,703	154,587
717,112		273,022	173,986	270,104

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Settlement of RSUs

On October 4, 2024, 337,666 RSUs previously granted to various employees vested and resulted in the issuance of 272,242 shares of common stock. 65,424 shares of common stock were withheld for taxes and returned to the 2015 Plan.

RSUs Granted

Effective October 1, 2024, the Company granted RSUs of 33,503 shares of common stock under the Company’s 2015 Plan to an employee of the Company in exchange their valid election to reduce their cash compensation for a period of three months for services provided to the Company. These RSUs will vest on July 1, 2025, subject to continued service by the employee.

Effective November 6, 2024, the Company granted aggregate RSUs of 400,000 shares of common stock under the Company’s 2015 Plan to a director of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. These RSUs vest over three years, with one-third vesting on each of November 6, 2025, November 6, 2026 and November 6, 2027, subject to continued service, and will result in total compensation expense of $240,800.

Effective November 6, 2024, the Company granted aggregate RSUs of 1,000,000 shares of common stock under the Company’s 2024 Plan to a director in exchange for services provided to the Company. These RSUs vest in two equal installments following the achievement of a closing stock price target above $2.50 per share and above $5.00 per share, respectively, of the Company’s common stock for a minimum of thirty consecutive trading days prior to November 6, 2027 (but no earlier than November 2025), and also subject to time-based vesting in a single installment six months after the timely achievement of each stock price target, if at all, and subject to continued service. The estimated fair value of the RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring. The estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

Cancellation of Stock Options

On November 4 2024, 25,000 vested stock options previously granted to an employee were cancelled and returned as authorized shares under the 2015 Plan on the expiration of the exercise period following the resignation of such employee.

Long-Term Debt

On October 29, 2024, the Company entered into a 4-year loan agreement with Namur Invest Preface for an amount of €577,975 with fixed interest rate of 7.00%, maturing September 2028.

Appointment of Director and Non-Executive Chairman

On November 6, 2024 the Board, pursuant to the Company’s bylaws, passed a resolution to increase the size of the Board to eight (8) members and appointed Mr. Timothy I. Still to fill the new vacancy on the Board and fill the role of Non-Executive Chairman effective as of November 6, 2024. Mr. Still will have an initial term expiring at the Company’s 2025 annual meeting of stockholders, subject to his future nomination by the Nominations and Governance Committee and election by the Company’s stockholders. In connection with his appointment, Mr. Still and the Company entered into an Independent Director Agreement, pursuant to which Mr. Still will continue to serve as a member of the Board subject to any necessary approval by the Company’s stockholders as required by applicable law and the Company’s governing documents. In exchange for his services, pursuant to the terms of the Independent Director Agreement Mr. Still shall receive (i) $30,000 per calendar quarter commencing November 6, 2024; (ii) $1,000 per day for any services performed as a member of a committee of the Company, if any, (iii) a grant of RSUs under the Company’s 2015 Stock Incentive Plan to receive an aggregate of four hundred thousand (400,000) shares of the Company’s common stock underlying the RSUs (as described above under the heading “RSUs Granted”). and (iv) a grant of RSUs under the Company’s 2024 Stock Incentive Plan to receive an aggregate of one million (1,000,000) shares of the Company’s common stock underlying the RSUs, (as described above under the heading “RSUs Granted”). The Independent Director Agreement provides that in the event that the Company undergoes a Change of Control (as defined below), the vesting of the RSUs in (iv) above shall be accelerated to fully-vest the rights to such RSUs provided that the purchase price per share of the Company’s common stock in such transaction exceeds $2.50 per share. “Change of Control” shall mean the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation. The Independent Director Agreement also provides that Mr. Still shall be awarded RSUs to receive three hundred thousand (300,000) shares of the Company’s common stock on an annual basis, the vesting of which will be subject to the timely achievement by the Company, or one of its affiliates, of certain corporate goals as determined by the Board or a designated committee in its absolute discretion and upon the terms and conditions set forth in the award agreement and, if applicable, the governing plan. The grant of these annual RSU awards shall be subject to availability of shares under the governing plan and be made concurrently with the grant of RSUs, on equivalent terms, to the other members of the Board.

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

Overview

Volition is a multi-national epigenetics company. It has patented technologies that use chromosomal structures, such as nucleosomes, and transcription factors as biomarkers in cancers and other diseases. The tests in the Company’s product portfolio detect certain characteristic changes that occur from the earliest stages of disease, enabling early detection and offering a better way to monitor disease progression and a patient’s response to treatment.

The tests offered by Volition and its subsidiaries are designed to diagnose and monitor a range of life-altering diseases, including certain cancers, and diseases associated with NETosis, such as sepsis. Early diagnosis and monitoring have the potential to not only prolong the life of patients but also improve their quality of life.

Our key pillars of focus are:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - monitoring the immune system to save lives.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - monitoring disease progression, response to treatment and minimal residual disease.
•	Capture-PCRTM - isolating and capturing circulating tumor derived DNA from plasma samples for early cancer detection.

Commercialization Strategy

Our commercialization strategy is guided by the following underlying principles ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition,
•	Are affordable, and
•	Are accessible worldwide.

The principles above inform our overall commercialization strategy for our products, which is driven by the following:

•	Conducting research and development in-house and through our research partners;
•	Monetizing our intellectual property (“IP”) with upfront payments, milestone payments, royalties, and sales of kits and key components; and
•	Commercializing our products via global players and in fragmented markets through third party regional companies.

We partner with established diagnostic companies to market, sell, and process our tests, leveraging their networks and expertise.

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

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska Corporation (“Heska”). In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing, received $13.0 million based upon the achievement of two milestones and is eligible to receive up to an additional $5.0 million based upon the achievement of a final milestone upon the earlier of the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines, or the nine-month anniversary of the first peer reviewed paper evidencing clinical utility for the screening or monitoring of lymphoma in felines being published in any one of a number of periodicals identified by the parties. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test as a kit for companion animals through Heska’s network of central reference laboratories. In June 2023 Heska was acquired by Mars Petcare and became part of it’s Antech Diagnostics division. In April 2024, Antech announced the launch of the in-clinic version of the Nu.Q® Canine Cancer test in the US and Europe. During the nine months of 2024, Volition supplied key components for 105,000 tests to Antech.

In addition, in October 2022, we entered into a licensing and supply agreement with IDEXX Laboratories, Inc. (“IDEXX”), a global leader in pet healthcare innovation. This contract provides for worldwide customer reach through IDEXX’s global reference laboratory network as we continue to commercialize our transformational Nu.Q® technology within the companion animal healthcare sector and capitalize on the significant opportunities available. IDEXX launched the IDEXX Nu.Q® Canine Cancer Test in January 2023.

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. In March 2024, Fujifilm Vet Systems announced the launch of the Nu.Q® Vet Cancer Test in Japan. In July 2024, VetLab announced the launch of the Nu.Q® Vet Cancer Test in Poland. The tests are now available in sixteen countries.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of September 30, 2024, we had cash and cash equivalents of approximately $5.4 million.

Net cash used in operating activities was $20.5 million for the nine months ended September 30, 2024 and $24.5 million for the nine months ended September 30, 2023. The decrease in cash used in operating activities for the period ended September 30, 2024 when compared to same period in 2023 can be attributed a reduction in clinical trial expenditure.

Net cash used in investing activities was $0.4 million and $0.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease was mainly due to a reduction in purchases of laboratory equipment, partly offset by increased additions of licenses.

Net cash provided by financing activities was $6.4 million for the nine months ended September 30, 2024 and $25.2 million for the comparable period ended September 30, 2023. The decrease in cash provided by financing activities for the period ended September 30, 2024 when compared to same period in 2023 was primarily due to $17.6 million in net cash received from the issuance of shares of common stock in a registered public offering in June 2023, and $8.0 million in net cash received from the issuance of shares of common stock in a registered public offering in February 2023, as compared to $0.6 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended September 30, 2024 together with $6.3 million in net cash received from the issuance and sale of the shares of common stock, pre-funded warrants and the common warrants registered direct offering that closed in August 2024 with H.C. Wainwright & Co. acting as exclusive placement agent.

For additional information on our “at-the-market” facility, and the August 2024 registered direct offering, refer to Note 6, Common Stock –Equity Distribution Agreement, and 2024 Equity Capital Raise, of the notes to the condensed consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of September 30, 2024.

Approximate Payments (Including Interest) Due by Year

	Total	2024 - Remaining	2025 - 2028	Greater than 5 years
Description	$	$	$	$
Financing lease liabilities	456,977	14,983	239,735	202,259
Operating lease liabilities and short-term lease	757,350	89,033	668,317	-
Grants repayable	454,544	27,857	187,971	238,716
Long-term debt	5,883,097	551,774	5,004,472	326,851
Collaborative agreements obligations	1,232,263	812,985	419,278	-
Total	8,784,231	1,496,632	6,519,773	767,826

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors included in their report on our audited financial statements for the year ended December 31, 2023, an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern. For additional information regarding our going concern assessment, refer to Note 2, Liquidity and Going Concern Assessment, of the notes to the condensed consolidated financial statements included within this Report.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,
	2024	2023	Change	Change
	$	$	$	%
Service	68,434	37,688	30,746	82%
Product	406,088	127,523	278,565	>100%
Total Revenues	474,522	165,211	309,311	>100%

Research and development	3,473,782	4,650,658	(1,176,876)	(25%)
General and administrative	1,815,863	2,599,908	(784,045)	(30%)
Sales and marketing	1,053,584	1,567,700	(514,116)	(33%)
Total Operating Expenses	6,343,229	8,818,266	(2,475,037)	(28%)

Grant income	85,378	48,656	36,722	75%
Loss on disposal of fixed assets	(1,195)	(15,913)	14,718	(92%)
Interest income	530	230	300	>100%
Interest expense	(89,456)	(53,980)	(35,476)	66%
Gain on change in fair value of warrant liability	4,872	220,874	(216,002)	(98%)
Total Other Income (Expenses)	129	199,867	(199,738)	(>100%)

Net Loss	(5,868,578)	(8,453,188)	(2,584,610)	(31%)

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the three-months ended September 30, 2024 were $474,522, compared with $165,211 for the three-months ended September 30, 2023. Our main source of revenues during the three months ended September 30, 2024 and September 30, 2023 was product revenues from sales of the Nu.Q® Vet Cancer Test. The year on year increase in revenues was primarily driven by sales of key components of the Nu.Q® Vet Cancer Test to Antech.

Operating Expenses

Total operating expenses decreased to $6.3 million for the three months ended September 30, 2024 from $8.8 million for the three months ended September 30, 2023, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $3.5 million from $4.7 million for the three-months ended September 30, 2024, and September 30, 2023, respectively. This decrease was primarily related to decreased personnel expenses, lower direct research and development expenses from reduced clinical trial activity and reduced stock-based compensation. The number of full-time equivalent (“FTE”) personnel we employed in this division decreased by 12 to 59 compared to the prior year period.

	Three Months Ended September 30,
	2024	2023	Change
	$	$	$
Personnel expenses	1,694,457	2,373,968	(679,511)
Stock-based compensation	49,643	162,651	(113,008)
Direct research and development expenses	984,541	1,677,977	(693,436)
Other research and development	464,762	148,033	316,729
Depreciation and amortization	280,379	288,029	(7,650)
Total research and development expenses	3,473,782	4,650,658	(1,176,876)

General and Administrative Expenses

General and administrative expenses decreased to $1.8 million from $2.6 million for the three-months ended September 30, 2024, and September 30, 2023, respectively. The reduction is due to lower personnel expenses and legal costs during the period. The FTE personnel number within this division decreased by 2 to 20 compared to the prior year period.

	Three Months Ended September 30,
	2024	2023	Change
	$	$	$
Personnel expenses	994,909	1,437,615	(442,706)
Stock-based compensation	217,334	214,833	2,501
Legal and professional fees	260,586	517,955	(257,369)
Other general and administrative	302,663	368,047	(65,384)
Depreciation and amortization	40,371	61,458	(21,087)
Total general and administrative expenses	1,815,863	2,599,908	(784,045)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $1.1 million from $1.6 million for the three-months ended September 30, 2024, and September 30, 2023, respectively. The reduction is due to lower personnel expenses and stock-based compensation, partly offset by increased direct marketing and professional fees during the period. The FTE personnel number within this division decreased by 4 to 17 compared to the prior year period.

	Three Months Ended September 30,
	2024	2023	Change
	$	$	$
Personnel expenses	693,690	1,237,449	(543,759)
Stock-based compensation	56,562	160,496	(103,934)
Direct marketing and professional fees	291,268	156,775	134,493
Depreciation and amortization	12,064	12,980	(916)
Total sales and marketing expenses	1,053,584	1,567,700	(514,116)

Other Income (Expenses)

For the three-months ended September 30, 2024, the Company’s other income was $129 compared to $199,867 for the three-months ended September 30, 2023. This decrease in other income was primarily due to a gain on change in fair value of warrants in the prior year period.

Net Loss

For the three months ended September 30, 2024, the Company’s net loss was approximately $5.9 million in comparison to a net loss of $8.5 million for the three months ended September 30, 2023. The change was primarily a result of reduced personnel costs and clinical trial activity, partly reflecting the completion of certain research and development projects.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023

The following table sets forth our results of operations for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Change	Change
	$	$	$	%
Service	155,713	93,207	62,506	67%
Product	886,141	438,122	448,019	>100%
Total Revenues	1,041,854	531,329	510,525	96%

Research and development	11,819,106	15,007,623	(3,188,517)	(21%)
General and administrative	6,353,647	7,826,568	(1,472,921)	(19%)
Sales and marketing	4,112,731	4,944,259	(831,528)	(17%)
Total Operating Expenses	22,285,484	27,778,450	(5,492,966)	(20%)

Grant income	85,378	214,451	(129,073)	(60%)
Loss on disposal of fixed assets	(34,693)	(15,913)	(18,780)	(>100%)
Interest income	9,634	84,987	(75,353)	(89%)
Interest expense	(247,871)	(163,623)	(84,248)	51%
Gain on change in fair value of warrant liability	30,424	249,845	(219,421)	(88%)
Total Other Income (Expenses)	(157,128)	369,747	(526,875)	(>100%)

Net Loss	(21,400,758)	(26,877,374)	(5,476,616)	(20%)

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the nine-months ended September 30, 2024 were $1,041,854, compared with $531,329 for the nine-months ended September 30, 2023. Our main source of revenue during the nine-months ended September 30, 2024 and nine-months ended September 30, 2023 was product revenues from sales of the Nu.Q® Vet Cancer Test. The year on year increase in revenues was primarily driven by sales of key components of the Nu.Q® Vet Cancer Test to Antech and sales of Nu.Q® Discover services.

Operating Expenses

Total operating expenses decreased to $22.3 million from $27.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $11.8 million for the nine months ended September 30, 2024, from $15.0 million for the nine months ended September 30, 2023. This decrease was primarily related to decreased direct research and development expenses as a result of reduced clinical trial activity with DXOCRO, reduced personnel expenses and reduced stock-based compensation. The FTE personnel number decreased by 12 to 59 compared to the prior year period.

	Nine Months Ended September 30,
	2024	2023	Change
	$	$	$
Personnel expenses	5,986,037	6,783,623	(797,586)
Stock-based compensation	212,217	455,125	(242,908)
Direct research and development expenses	3,822,868	6,240,312	(2,417,444)
Other research and development	980,462	700,654	279,808
Depreciation and amortization	817,522	827,909	(10,387)
Total research and development expenses	11,819,106	15,007,623	(3,188,517)

General and Administrative Expenses

General and administrative expenses decreased to $6.4 million from $7.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. This decrease was primarily due to lower personnel expenses, stock-based compensation and legal and professional fees during the period. The FTE personnel number decreased by 2 to 20 compared to the prior year period.

	Nine Months Ended September 30,
	2024	2023	Change
	$	$	$
Personnel expenses	3,253,311	4,105,660	(852,349)
Stock-based compensation	512,096	777,482	(265,386)
Legal and professional fees	1,433,252	1,674,613	(241,361)
Other general and administrative	1,030,511	1,087,346	(56,835)
Depreciation and amortization	124,477	181,467	(56,990)
Total general and administrative expenses	6,353,647	7,826,568	(1,472,921)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $4.1 million compared to $4.9 million for the nine months ended September 30, 2024 and September 30, 2023. This decrease was due to reduced personnel expenses and stock-based compensation during the period. The FTE personnel number decreased by 4 to 17 compared to the prior year period.

	Nine Months Ended September 30,
	2024	2023	Change
	$	$	$
Personnel expenses	3,150,406	3,674,191	(523,785)
Stock-based compensation	218,492	591,204	(372,712)
Direct marketing and professional fees	707,474	639,528	67,946
Depreciation and amortization	36,359	39,336	(2,977)
Total sales and marketing expenses	4,112,731	4,944,259	(831,528)

Other Income (Expenses)

For the nine months ended September 30, 2024, the Company’s other expenses were $157,128 compared to other income of $369,747 for the nine months ended September 30, 2023. The increase in other expenses is due to increased interest paid partly offset by a reduction in grant income, interest received and a gain on change in fair value of warrants in the prior year period.

Net Loss

For the nine months ended September 30, 2024, the Company’s net loss was approximately $21.4 million in comparison to a net loss of $26.9 million for the nine months ended September 30, 2023. The change was primarily a result of reduced clinical trial activity and personnel costs.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through an “at the market offering program” under our Equity Distribution Agreement with Jefferies LLC or through other equity or debt financings. See Note 6, Common Stock – Equity Distribution Agreement, of the notes to the condensed consolidated financial statements. However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles, (“GAAP”), applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2023, that our disclosure controls and procedures were not effective as of September 30, 2024, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal controls over financial reporting. In particular we do not have sufficient written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

Planned Remediation of Material Weakness

Our management has been actively engaged in developing and implementing remediation plans to address material weakness described above. These remediation efforts are ongoing and include or are expected to include:

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

We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weakness. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the third quarter of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation, as amended and currently in effect.	S-8	333-280974	4.2	7/24/24

3.2	Amended and Restated Bylaws, as amended and currently in effect.	10-Q	001-36833	3.2	5/13/24

4.1	Form of Pre-Funded Warrant.	8-K	001-36833	4.1	8/12/24

4.2	Form of Series A Common Stock Warrant.	8-K	001-36833	4.2	8/12/24

4.3	Form of Series B Common Stock Warrant.	8-K	001-36833	4.3	8/12/24

10.1#	2024 Stock Incentive Plan.	8-K	001-36833	10.1	7/3/24

10.1(a)#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(a)	7/24/24

10.1(b)#	Form of Notice of Performance Shares Award and Performance Shares Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(b)	7/24/24

10.1(c)#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(c)	7/24/24

10.1(d)#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(d)	7/24/24

10.1(e)#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(e)	7/24/24

10.1(f)#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(f)	7/24/24

10.2	Form of Securities Purchase Agreement, dated August 8, 2024, by and among the Company and the purchaser party thereto.	8-K	001-36833	10.1	8/12/24

10.3#†	Permanent employment contract, by and among Belgian Volition SPRL and Gaetan Michel, effective September 2, 2024.					X

10.4#†	First amendment to Consulting Services Agreement, between Volition Global Services SRL and 3F Management SPRL, effective September 1, 2024.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement.

†

Portions of this exhibit are redacted pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) under Regulation S-K. The registrant agrees to furnish supplementally any omitted schedules to the SEC upon request.

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

VOLITIONRX LIMITED

Dated: November 14, 2024	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

