Form 10-K
period 2024-12-31
VOLITIONRX LTD
filed 2025-03-31
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36833

VOLITIONRX LIMITED
(Exact name of registrant as specified in its charter)

Delaware	1489 West Warm Springs Road, Suite 110 Henderson, Nevada 89014	91-1949078
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

+1 (646) 650–1351

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	VNRX	NYSE American, LLC

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

As of June 28, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $45,489,867 (based upon the $0.605 per share closing price for the registrant’s common stock as reported by the NYSE American on June 28, 2024). This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of March 20, 2025, there were 96,543,744 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement on Schedule 14A for its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2025 are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Report”), and the information and documents incorporated by reference in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements.  We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,”  and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).  In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; and statements relating to the assumptions underlying any of the foregoing.  We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our inability to generate any significant revenue or achieve profitability;
•	Our need to raise additional capital in the future;
•	Our expansion of our product development and sales and marketing capabilities could give rise to difficulties in managing our growth;
•	Our dependence on third-party distributors;
•	Our limited experience with sales and marketing;
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;
•	Our ability to successfully develop, manufacture, market, and sell our future products;
•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;
•	The acceptance by the marketplace of our future products;
•	The highly competitive and rapidly changing nature of the diagnostics market;
•	Protection of our patents, intellectual property and trade secrets;
•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;
•	The material weaknesses in our internal control over financial reporting that we have identified;
•	Pressures related to macroeconomic and geopolitical conditions; and
•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission (“the SEC”).

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

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc, and Volition Global Services SRL, as well as majority owned subsidiary Volition Veterinary Diagnostics Development LLC.  Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM, Nu.Q®, ,Capture-PCRTM and Capture-SeqTM and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries.  All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

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

The tests offered by Volition and its subsidiaries are designed to detect and monitor a range of life-altering diseases, including certain cancers and diseases associated with NETosis, such as sepsis. Early diagnosis and monitoring have the potential to not only prolong the life of patients but also improve their quality of life.

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - detects diseases associated with NETosis such as sepsis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - from screening, diagnosis and staging, therapy decision, planning and treatment to monitoring response to treatment and disease progression.
•	Capture-PCR™ - isolating and capturing circulating tumor-derived DNA from plasma samples for early cancer detection.

The Company has grown from a single two-meter lab bench at the University of Namur in Belgium to a purpose-built 17,000 square foot lab and 10,000 square foot production facility in Gembloux, Belgium, an Innovation Lab in California, and offices in California, London and Nevada. We now have a team of over 80 dedicated employees, spanning a wide range of disciplines; all united in our mission to improve outcomes for patients.

Cultivating successful, ongoing relationships with stakeholders worldwide has been fundamental to Volition’s development. We have fostered ties with leading academic institutions, clinical centers of excellence, multi-national diagnostic and pharmaceutical companies and financial institutions across the globe.

Volition’s Solution and the Science Behind It

We are dedicated to revolutionizing the detection and monitoring of life-altering diseases by advancing the science of epigenetics.

Our team has worked tirelessly for more than a decade to evolve and master our understanding of the rich, complex information encoded in cell-free chromatin and in particular, in cell free nucleosomes and transcription factors, all circulating in the blood. Our tests are platform agnostic and can be adapted to any workflow setting – manual, reference laboratory and point-of-care.

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

We have two technologies:

•	Nucleosome Quantification (“Nu.Q®”)
•	Capture-PCR™ and Capture-Seq™

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

Nu.Q® Product Overview

Nu.Q® Vet Cancer Test

Cancer is the most common cause of death in dogs over the age of 2 years in the US, and it is estimated that up to 50% of all dogs over the age of 10 will develop cancer in their lifetimes. There are an estimated 6 million pet dogs diagnosed with cancer each year in the US. Earlier cancer detection can improve outcomes, including the quality of life of the dog and its owner. Yet, as of today, there are few single assay cancer blood tests on the veterinary market. Currently, dogs are usually diagnosed when they are unwell or there is a suspicion of cancer. Even then, dogs suspected of having cancer are required to undergo a variety of diagnostic tests that may be expensive, time consuming, and painful for the animal. We hope to change this with the introduction of the Nu.Q® Vet Cancer Test.

The Nu Q® Vet Cancer Test is an accessible and affordable screening test to aid in the early detection of cancer in dogs. It’s a simple, cost effective, easy to use screening blood test recommended for older dogs (7 years and older) and those breeds at increased risk of developing cancer in their lifetimes (from 4 years).

Our test can be easily integrated into preventive care programs and used alongside other routine bloodwork during regular wellness visits. The Nu.Q® Vet Cancer Test is available to veterinarians in the United States, Europe, and Asia through our distributors, which include Antech Diagnostics ("Antech") a leading global provider of advanced veterinary diagnostics, and part of Mars Petcare, one of the largest pet health companies in the world and IDEXX Laboratories, Inc. (“IDEXX”), a global leader in pet healthcare innovation. Our test is also available in Japan through Fujifilm Vet Systems Co. Ltd, a leading provider of veterinary testing services in Japan and through other regional and national distributors such as Vita Genomics, DNA Tech, Nationwide Laboratories, The Veterinary Pathology Group etc.

Transfer of the Nu.Q® Vet Cancer Test onto Antech’s in-house diagnostic platform (the element i+) was completed in 2023.

We are currently conducting ongoing research regarding Nu.Q® Vet in pursuit of the following goals:

•	Broadening the range of cancers detected,
•	Differential diagnosis,
•	Pre-analytics for the use of Nu.Q® Vet in the feline population,
•	Use of the Nu.Q® platform in NETosis in canines, and
•	Use of Capture-PCR™ in canines.

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

Nu.Q® Cancer can detect characteristic epigenetic changes in nucleosomes that occur during the earliest stages of cancer and has potential applications beyond cancer detection. Being able to use epigenetic information from the nucleosomes of tumor cells could help physicians:

•	Predict treatment response for each patient,
•	Monitor treatment response and disease progression (including identifying Minimal Residual Disease) and
•	Promptly amend a patient’s cancer treatment regimen to achieve a better outcome.

Capture-PCR™ / Capture-Seq™

Based on over a decade of work on the chemistry of circulating chromatin fragments, we have also developed a transformational wet chemistry pathway that identifies and physically isolates chromatin fragments that we know are tumor-derived from background DNA of the same sequence, using Chromatin Immunoprecipitation (“ChIP”). Either quantitative real-time PCR (“qPCR”) testing or Sequencing (“Seq”) is then undertaken to establish whether cancer is present.

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

Our patented Capture-PCR™ is a novel method for liquid biopsy involving the first reported physical isolation of a class of tumor-derived ctDNA fragments from blood.

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

We aim to partner with established diagnostic companies and/or liquid biopsy companies to market, sell, and process our tests, leveraging their networks and expertise.

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

To this end, on March 28, 2022, Volition entered into a master license and product supply agreement with Heska, now an Antech Company. In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing, received $13.0 million based upon the achievement of two milestones and is eligible to receive up to an additional $5.0 million based upon the achievement of a final milestone upon the earlier of the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines, or the nine-month anniversary of the first peer reviewed paper evidencing clinical utility for the screening or monitoring of lymphoma in felines being published in any one of a number of periodicals identified by the parties. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test in kit format for companion animals through Heska’s network of central reference laboratories.

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

In July 2024, we launched the Nu.Q® Vet Cancer Test in Japan with Fujifilm Vet Systems Co. Ltd.

Our Market Opportunity

Volition applies its technologies through its subsidiaries to develop simple, easy to use, cost-effective blood tests to help diagnose and monitor a range of life-altering diseases for both humans and animals including certain cancers and diseases associated with NETosis such as sepsis. Given the wide-ranging nature of our products in development we believe that our market opportunity is large.

We anticipate that because of their ease of use and cost efficiency of our tests they have the potential to become the first method of choice for disease detection and monitoring in both humans and animals.

Our Competition

We face competition primarily from other human-focused healthcare, pharmaceutical and diagnostic companies such as Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc, CellMax Life, Archer DX Inc., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Abbott Laboratories Inc., Cepheid Inc., Hologic Corporation, Agilent Technologies Inc., Qiagen Inc., Thermo Fisher, Illumina, Becton Dickinson, BioMerieux, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, Roche Diagnostics, Cytovale Inc., and Immunexpress Inc., and from companies such as One Health Company (Fidocure) in the veterinary space. There may also be other companies developing products competitive with ours of which we are unaware.

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

Our patent portfolio includes 52 patent families (plus three in-licensed families) and a total 75 patents granted related to our diagnostic tests (including veterinary applications), with 13 patents granted in the United States, 20 patents granted in Europe, and a further 42 patents granted worldwide. Additionally, we have a total of 128 patent applications currently pending, worldwide.

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

Employees

As of December 31, 2024, we had 85 full-time equivalent (“FTE”) personnel compared to 110 as of December 31, 2023, reflecting the need to prioritize the cash utilization in our commercial and production activities. We continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our board of directors on a periodic basis. We aim to offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to each of our employees around the globe as assessed with internal and external benchmarking data. We aim to build a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

Corporate History

VolitionRx Limited is a Delaware corporation that was incorporated on September 24, 1998 under the name “Standard Capital Corporation.” VolitionRx acquired its wholly owned operating subsidiary, Singapore Volition Pte. Limited, a Singapore registered company (“Singapore Volition”) in October 2011. Volition Global Services SRL, a Belgium private limited liability company (“Volition Global”), was formed in August 2021, which is a wholly owned operating subsidiary of VolitionRx. Singapore Volition has one subsidiary, Belgian Volition SRL, a Belgium private limited liability company (“Belgian Volition”), which it acquired in September 2010. Belgian Volition has four subsidiaries, Volition Diagnostics UK Limited, a private limited company formed under the laws of England and Wales (“Volition Diagnostics”), which was formed in November 2015, Volition America, Inc., a Delaware corporation (“Volition America”), which was formed on in February 2017 and Volition Veterinary Diagnostics Development LLC, a Texas limited liability company (“Volition Vet”), which was formed in June 2019.

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

We are a clinical stage company and have incurred losses since our formation. As of December 31, 2024, we have an accumulated total deficit of approximately $229.5 million. As we continue the discovery and development of our future diagnostic products, we expect our expenses to increase significantly. Even as we begin to market and sell our intended products, we expect our losses to continue as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when or if we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected, and the market value of our common stock will decline.

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

The market for diagnostics is also significantly affected by new product introductions and other market activities of industry participants. Our competitors include large multinational corporations and their operating units, including Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc, CellMax Life, Archer DX Inc., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Abbott Laboratories Inc., Cepheid Inc., Hologic Corporation, Agilent Technologies Inc., Qiagen Inc., Thermo Fisher, Illumina, Becton Dickinson, BioMerieux, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, Roche Diagnostics, Cytovale Inc. and Immunexpress Inc., and from companies such as One Health Company (Fidocure) focused on the veterinary space. There may also be other companies developing products competitive with ours of which we are unaware. Successful commercialization of our services will require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach customers and to address potential resistance to recommendations for our services. If we are unable to continue to achieve significant market penetration, we will not be able to generate sufficient revenue to become profitable and our products may become obsolete.

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

As of December 31, 2024, we had approximately $3.3 million in combined cash and cash equivalents compared to approximately $20.7 million as of December 31, 2023. Our management expects to deploy these resources primarily to expand our commercialization activities, to fund our product development efforts and for general corporate and working capital purposes. However, our management has broad discretion to pursue other objectives. Our management might not apply our cash in ways that increase or permit any return of your investment.

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

Separately, proposals to implement new tariffs or other trade restrictions in the U.S. could impact the products we import into the U.S. and also result in retaliatory measures in international markets where we sell our products. Although we cannot predict whether and in what form such measures will be adopted or implemented, these proposals for tariffs or other trade restrictions could increase our cost of goods sold and negatively impact our business and operating results. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes.

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

As an organization we have limited experience with direct sales however we are building a team of experienced individuals in terms of market intelligence, product management and account management in addition to building relationships with market-leading established distributors as commercial partners. For example, Antech has commenced sales of our Nu.Q® Vet Cancer Test for screening of cancer in canines to veterinarians worldwide at the point of care pursuant to our exclusive global supply and licensing agreement. We have also engaged IDEXX to make our Nu.Q® Vet Cancer Test available to reference laboratories in the United States. Although we are investing in direct marketing to support these commercial launches, we may rely on third party resources such as Antech’s global network of veterinarians and IDEXX’s reference laboratory network to successfully market this test and generate revenue. Any failure to build and manage a sales and marketing team effectively, or to successfully engage and maintain third-party providers for such services, could have a material adverse effect on our business.

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

We depend, and expect to continue to depend, on third-party distributors to market, sell, and service our products in our intended markets. For example, Antech has commenced pre-order sales of our Nu.Q® Vet Cancer Test for screening of cancer in canines to veterinarians at the point of care and we engaged IDEXX to make our Nu.Q® Vet Cancer Test available to reference laboratories in the United States. Further, we have engaged with others including DNAtech, Portugal, and, through our agreement with Antech, with Scil Lab Europe, to launch the Nu.Q® Vet Cancer Test to customers in Europe. In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. Our test is also available in Japan through Fujifilm Vet Systems Co. Ltd, a leading provider of veterinary testing services in Japan. We are subject to a number of risks associated with reliance upon these parties and other third-party distributors including the following:

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

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and technologies that we develop under the patents and intellectual property laws of the United States, Europe and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information.  Our patent portfolio includes 52 patent families (plus three in-licensed families) and a total 75 patents granted related to our diagnostic tests (including veterinary applications), with 13 patents granted in the United States, 20 patents granted in Europe and a further 42 patents granted worldwide. Additionally, we have 128 patent applications pending, worldwide.

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

We have determined that we have material weaknesses in our internal control over financial reporting as of December 31, 2024. See Part II, Item 9A of this Report for a complete discussion of these material weaknesses in our internal control over financial reporting and remediation efforts. Although we have taken and continue to take steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as further described in Item 9A, to address these material weaknesses, or that the plans and controls, if implemented, will be successful in fully remediating these material weaknesses. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weaknesses, or we identify further material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted. Additionally, for so long as we remain as a smaller reporting company, under current rules our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

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

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 175,000,000 shares of common stock, par value $0.001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the percentage ownership of our stockholders and, depending upon the prices at which such shares are sold or issued, on their investment in our common stock and, therefore, could have an adverse effect on any trading market for our common stock.

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

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other global financial institutions, we, as well as our employees, customers, regulators, service providers, and other third parties have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see the section entitled “Risk Factors —Failure in our information technology, storage systems or our clinical laboratory equipment could significantly disrupt our operations and our research and development efforts” included within this Report.

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

ITEM 2. PROPERTIES

Listed below are our current facilities as of December 31, 2024:

Location	Primary Function	Approx. Square Feet	Leased or Owned
Namur, Belgium (1)	Research and development	17,300	Owned
Namur, Belgium (2)	Manufacturing	9,688	Owned
London, UK (3)	Sales and marketing	323	Leased, expiring 2026
Henderson, Nevada (4)	Administration	301	Leased, expiring 2026
Carlsbad, California (5)	Research and development	6,645	Leased, expiring 2027

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

(3)

Volition Diagnostics signed a new 12-month lease for this property located at 93-95 Gloucester Place, London, W1U 6JQ, United Kingdom, commencing February 1, 2025 until January 31, 2026, at an annual rent of £69,300 GBP.

(4)

Volition America signed a new one-year lease for this property, commencing on April 1, 2024, located at 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014, at an annual rent of $19,308. Volition America entered into a new one-year lease for this property, commencing April 1, 2025, at an annual rent of $20,748.

(5)	Volition America signed a sixty-two month lease for this property, commencing on February 1, 2022, located at 6086 Corte Del Cedro, Carlsbad, California 92011 at an annual rent of $99,714.

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

Holders

As of March 20, 2025, there were 96,543,744 shares of our common stock outstanding held by 168 holders of record, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the fourth quarter of 2024.

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part II within this Report. This discussion includes an analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2023 and year-over-year comparisons between those periods. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Report.

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

The tests offered by Volition and its subsidiaries are designed to detect and monitor a range of life-altering diseases, including certain cancers and diseases associated with NETosis, such as sepsis. Early diagnosis and monitoring have the potential to not only prolong the life of patients but also improve their quality of life.

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - detects diseases associated with NETosis such as sepsis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - from screening, diagnosis and staging, therapy decision, planning and treatment to monitoring response to treatment and disease progression.
•	Capture-PCR™ - isolating and capturing circulating tumor-derived DNA from plasma samples for early cancer detection.

The Company has grown from a single two-meter lab bench at the University of Namur in Belgium to a purpose-built 17,000 square foot lab and 10,000 square foot production facility in Gembloux, Belgium, an Innovation Lab in California, and offices in California, London and Nevada. We now have a team of over 80 dedicated employees, spanning a wide range of disciplines; all united in our mission to improve outcomes for patients.

Cultivating successful, ongoing relationships with stakeholders worldwide has been fundamental to Volition’s development. We have fostered ties with leading academic institutions, clinical centers of excellence, multi-national diagnostic and pharmaceutical companies and financial institutions across the globe.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of December 31, 2024, we had cash and cash equivalents of approximately $3.3 million.

Net cash used in operating activities was $25.9 million and $18.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. The increase in cash used in operating activities during 2024 when compared to 2023 was primarily due to the deferred revenue receipt of $13 million in the prior year offset by lower payroll costs and amounts paid to suppliers during the period.

Net cash used in investing activities was $0.6 million and $1.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. The decrease in cash used in investing activities during 2024 was primarily due to reduced purchases of laboratory equipment as compared to 2023.

Net cash provided by financing activities after associated costs was $8.7 million and $29.0 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Net cash provided by financing activities in 2024 consisted of $0.7 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended December 31, 2024, $6.3 million in cash received before deducting offering expenses of $0.2 million from the issuance and sale of the shares of common stock, pre-funded warrants and common warrants in a registered direct offering that closed in August 2024, and a further $1.9 million in cash received before deducting offering expenses of $0.1 million from the issuance and sale of common stock and common warrants in a registered direct offering to certain directors and executive officers of the Company as well as other investors that closed in December 2024.

This compares with $8.0 million in net proceeds received from the sale and issuance of common stock in a registered public offering in February 2023, before deducting offering expenses of $0.2 million, $17.6 million in net proceeds received from the sale and issuance of common stock in a registered public offering in June 2023, before deducting offering expenses of $0.1 million and $2.7 million (€2.5 million) in net proceeds received from the sale and issuance of common stock in a private placement in December 2023. Additionally, in June 2023 a $0.2 million loan was received from Namur Invest and in December 2023 a $1.6 million loan was received from Wallonie Entreprendre S.A.

For additional information on our “at the market facility,” refer to Note 7, Common Stock – Equity Distribution Agreements, of the Notes to consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of December 31, 2024.

Approximate Payments (Including Interest) Due by Year
	Total	2025 - 2029	Greater than 5 years
Description	$	$	$
Financing lease liabilities	410,563	278,359	132,204
Operating lease liabilities and short-term lease	688,188	688,188	-
Grants repayable	422,221	252,108	170,113
Long-term debt	5,856,017	5,679,706	176,311
Collaborative agreements obligations	1,120,518	1,120,518	-
Total	8,497,507	8,018,879	478,628

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

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors included in their report on our audited financial statements for the year ended December 31, 2024, an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Years Ended December 31, 2024 and December 31, 2023

The following table sets forth our results of operations for the years ended on December 31, 2024, and December 31, 2023, respectively (expressed in United Stated Dollars, except outstanding share numbers and percentages).

			Increase	Percentage Increase
	2024	2023	(Decrease)	(Decrease)
	$	$	$	%
Royalty	-	1,369	(1,369)	(100%)
Service	228,138	175,476	52,662	30%
Product	1,005,373	598,457	406,916	68%
Total Revenues	1,233,511	775,302	458,209	59%

Research and development	14,406,486	19,551,523	(5,145,037)	(26%)
General and administrative	8,487,562	10,368,314	(1,880,752)	(18%)
Sales and marketing	5,364,433	6,843,160	(1,478,727)	(22%)
Total Operating Expenses	28,258,481	36,762,997	(8,504,516)	(23%)

Grant income	103,368	214,451	(111,083)	(52%)
Loss on disposal of fixed assets	(34,731)	(15,843)	(18,888)	<(100%)
Interest income	9,947	93,324	(83,377)	(89%)
Interest expense	(340,362)	(221,622)	118,740	54%
Gain on change in fair value of warrant liability	28,763	240,311	211,548	(88%)
Total Other Income (Expenses)	(233,015)	310,621	(543,636)	<(100%)

Net Loss	(27,257,985)	(35,677,074)	(8,419,089)	(24%)

Revenues

Our operations are still transitioning from a research and development stage to a commercialization stage. Revenue for the year ended December 31, 2024 was $1,233,511 compared with $775,302 for the year ended December 31, 2023. The main source of revenues during the years ended December 31, 2024 and December 31, 2023, was product sales of the Nu.Q® Vet Cancer Test and services revenue from our Nu.Q®  Discover offering.

Operating Expenses

Total operating expenses decreased to $28.3 million from $36.8 million for the years ended December 31, 2024 and December 31, 2023, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $14.4 million from $19.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. The decrease in overall research and development expenditures during 2024 was primarily related to decreased clinical research costs and lower personnel expenses. FTE personnel numbers within this division decreased by fourteen to fifty two during 2024 compared to the prior year period.

	2024	2023	Change
	$	$	$
Personnel expenses	7,463,938	9,207,822	(1,743,884)
Stock based compensation	233,014	617,710	(384,696)
Direct research and development expenses	4,397,828	7,641,571	(3,243,743)
Other research and development	1,221,903	964,843	257,060
Depreciation and amortization	1,089,803	1,119,577	(29,774)
Total research and development expenses	14,406,486	19,551,523	(5,145,037)

General and Administrative Expenses

General and administrative expenses decreased to $8.5 million from $10.4 million for the years ended December 31, 2024 and December 31, 2023, respectively. The decrease in overall general and administrative expenditures during 2024 was primarily due to lower personnel expenses, legal and professional fees and stock-based compensation. The FTE personnel number within this division decreased by three to nineteen during 2024 compared to the prior year period.

	2024	2023	Change
	$	$	$
Personnel expenses	4,220,539	5,492,705	(1,272,166)
Stock-based compensation	746,459	939,412	(192,953)
Legal and professional fees	1,909,076	2,116,494	(207,418)
Other general and administrative	1,447,719	1,579,241	(131,522)
Depreciation and amortization	163,769	240,462	(76,693)
Total general and administrative expenses	8,487,562	10,368,314	(1,880,752)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $5.4 million from $6.8 million for the years ended December 31, 2024 and December 31, 2023, respectively. The decrease in overall sales and marketing expenditures was primarily due to decreased personnel expenses and lower stock-based compensation. The FTE personnel number within this division decreased by eight to fourteen during 2024 compared to the prior year period.

	2024	2023	Change
	$	$	$
Personnel expenses	4,104,101	5,046,282	(942,181)
Stock-based compensation	289,069	732,422	(443,353)
Other Sales & Marketing expenses	922,602	1,012,868	(90,266)
Depreciation and amortization	48,661	51,588	(2,927)
Total sales and marketing expenses	5,364,433	6,843,160	(1,478,727)

Other Income (Expenses)

For the year ended December 31, 2024, other income decreased to approximately $(0.2) million compared to other income of approximately $0.3 million for the year ended December 31, 2023. This decrease in other income was primarily due to reduced grant income received of approximately $0.1 million during 2024 compared to $0.2 million in 2023 and a gain in the fair value of the warrant liability during 2023.

Net Loss

For the year ended December 31, 2024, the Company’s net loss was $27.3 million, a decrease of approximately $(8.4) million, in comparison to a net loss of $35.7 million for the year ended December 31, 2023. The change was a result of the factors described above.

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

We also regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances, useful lives of property and equipment and intangible assets, deferred revenue valuation, revenue recognition, warrant liability, borrowing rate used in operating lease right-of-use asset and liability valuations, impairment analysis of intangible assets and valuations of stock-based compensation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of VolitionRx Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VolitionRx Limited(“the Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2011.

Draper, UT

March 31, 2025

VOLITIONRX LIMITED

Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	December 31,	December 31,
	2024	2023
	$	$
ASSETS
Current Assets
Cash and cash equivalents	3,264,429	20,729,983
Accounts receivable, net	110,574	242,617
Prepaid expenses	338,660	521,370
Other current assets	343,145	360,125
Total Current Assets	4,056,808	21,854,095

Property and equipment, net	4,429,152	5,523,013
Operating lease right-of-use assets	599,816	549,504
Intangible assets, net	313,747	23,886
Total Assets	9,399,523	27,950,498

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	2,766,178	3,211,287
Accrued liabilities	3,476,903	3,928,761
Deferred revenue	230,000	106,600
Management and directors’ fees payable	30,086	59,625
Current portion of long-term debt	860,223	1,207,007
Warrant liability	97,886	126,649
Current portion of financing lease liabilities	46,737	48,570
Current portion of operating lease liabilities	221,755	199,323
Current portion of grants repayable	60,979	55,855
Total Current Liabilities	7,790,747	8,943,677

Long-term debt, net of current portion	3,952,846	3,624,860
Deferred revenue, net of current portion	22,663,400	22,893,400
Finance lease liabilities, net of current portion	328,338	400,022
Operating lease liabilities, net of current portion	410,686	378,054
Grants repayable, net of current portion	361,242	422,707
Total Liabilities	35,507,259	36,662,720

Stockholders' Deficit
Common stock
Authorized: 175,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 96,097,485 shares and 81,898,321 shares, respectively	96,098	81,898
Additional paid-in capital	204,154,994	194,448,414
Accumulated other comprehensive income	385,631	243,940
Accumulated deficit	(229,544,343)	(202,576,507)
Total VolitionRx Limited Stockholders' Deficit	(24,907,620)	(7,802,255)
Non-controlling interest	(1,200,116)	(909,967)
Total Stockholders’ Deficit	(26,107,736)	(8,712,222)

Total Liabilities and Stockholders’ Deficit	9,399,523	27,950,498

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, except share numbers)

	For the Years Ended
	December 31, 2024	December 31, 2023
	$	$
Revenues
Royalty	-	1,369
Service	228,138	175,476
Product	1,005,373	598,457
Total Revenues	1,233,511	775,302

Operating Expenses
Research and development	14,406,486	19,551,523
General and administrative	8,487,562	10,368,314
Sales and marketing	5,364,433	6,843,160
Total Operating Expenses	28,258,481	36,762,997

Operating Loss	(27,024,970)	(35,987,695)

Other Income (Expenses)
Grant income	103,368	214,451
Loss on disposal of fixed assets	(34,731)	(15,843)
Interest income	9,947	93,324
Interest expense	(340,362)	(221,622)
Gain on change in fair value of warrant liability	28,763	240,311
Total Other Income (Expenses)	(233,015)	310,621

Net Loss	(27,257,985)	(35,677,074)
Net Loss attributable to Non-Controlling Interest	290,149	357,996
Net Loss attributable to VolitionRx Limited Stockholders	(26,967,836)	(35,319,078)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	141,691	16,843
Net Comprehensive Loss	(27,116,294)	(35,660,231)

Loss Per Common Share Attributable to Common Stockholders - Basic and Diluted	(0.31)	(0.50)

Weighted Average Shares Outstanding – Basic and Diluted	86,531,172	71,234,565

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023
(Expressed in United States Dollars, except share numbers)
			Additional	Accumulated Other		Non
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2022	57,873,379	57,873	164,397,468	227,097	(167,257,429)	(551,971)	(3,126,962)

Common stock issued for settlement of RSUs	658,102	658	(658)	-	-	-	-
Common stock issued for cash, net of issuance costs and allocation to warrant liability	23,380,134	23,380	27,997,696	-	-	-	28,021,076
Common stock repurchased and retired	(13,294)	(13)	(31,759)	-	-	-	(31,772)
Tax withholdings paid related to stock-based compensation	-	-	(203,878)	-	-	-	(203,878)
Stock-based compensation	-	-	2,289,545	-	-	-	2,289,545
Foreign currency translation	-	-	-	16,843	-	-	16,843
Net loss	-	-	-	-	(35,319,078)	(357,996)	(35,677,074)
Balance, December 31, 2023	81,898,321	81,898	194,448,414	243,940	(202,576,507)	(909,967)	(8,712,222)
Common stock issued for settlement of RSUs	730,395	731	(731)				-
Common stock issued in lieu of license fee	129,132	129	125,258				125,387
Common stock issued for cash, net of issuance costs	13,339,637	13,340	8,453,449				8,466,789
Tax withholdings paid related to stock-based compensation			(139,939)				(139,939)
Stock-based compensation			1,268,543				1,268,543
Foreign currency translation				141,691			141,691
Net loss					(26,967,836)	(290,149)	(27,257,985)
Balance, December 31, 2024	96,097,485	96,098	204,154,994	385,631	(229,544,343)	(1,200,116)	(26,107,736)

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	For the Years Ended
	December 31, 2024	December 31, 2023
	$	$
Operating Activities:
Net loss	(27,257,985)	(35,677,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,113,184	1,152,534
Amortization of operating lease right-of-use assets	225,748	260,743
Loss on disposal of fixed assets	34,731	15,843
Stock based compensation	1,268,543	2,289,545
Gain on change in fair value of warrant liability	(28,763)	(240,311)
Changes in operating assets and liabilities:
Accounts receivable	132,045	(169,666)
Prepaid expenses	182,710	263,550
Other current assets	16,980	87,441
Accounts payable and accrued liabilities	(1,217,013)	1,224,743
Deferred revenue	(106,600)	13,000,000
Management and directors’ fees payable	-	(11,494)
Operating lease liabilities	(257,204)	(258,853)
Net Cash Used In Operating Activities	(25,893,624)	(18,062,999)

Investing Activities:
Purchases of property and equipment	(277,499)	(1,083,749)
Purchase of license	(296,353)	-
Net Cash Used In Investing Activities	(573,852)	(1,083,749)
Financing Activities:
Net proceeds from issuance of common shares	8,592,177	28,388,036
Tax withholdings paid related to stock-based compensation	(139,939)	(203,878)
Common stock repurchased	-	(31,772)
Proceeds from grants repayable	-	25,315
Proceeds from long-term debt	1,368,502	1,854,877
Payments on long-term debt	(1,087,550)	(981,291)
Payments on grants repayable	(28,213)	(22,096)
Payments on financing leases	(47,723)	(46,506)
Net Cash Provided By Financing Activities	8,657,254	28,982,685
Effect of foreign exchange on cash and cash equivalents	344,668	26,996

Net Change in Cash and Cash Equivalents	(17,465,554)	9,862,933
Cash and Cash Equivalents – Beginning of Year	20,729,983	10,867,050
Cash and Cash Equivalents – End of Year	3,264,429	20,729,983

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	340,362	221,622

Non-Cash Investing and Financing Activities:
Common stock issued for settlement of vested RSUs	731	658
Common stock issued for license rights	125,258	-
Offering costs from issuance of common stock	325,090	392,822
Fair value of warrants issued in connection with public offering at issuance	-	366,960
Non-cash note payable	294,603	356,258

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

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

The Company’s principal business objective through its subsidiaries is to develop and bring to market simple, easy to use, cost effective blood tests designed to help diagnose and monitor a range of life-altering diseases, including certain cancers and diseases associated with NETosis such as sepsis. The tests are based on the science of NucleosomicsTM, which is the practice of identifying and measuring nucleosomes in the bloodstream or other bodily fluid – an indication that disease is present.  The Company has two wholly owned subsidiaries, Volition Global Services SRL (“Volition Global”) which was formed in August 2021 and Singapore Volition. Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL, a Belgium private limited liability company (“Belgian Volition”), which it acquired in September 2010.  Belgian Volition has three subsidiaries, Volition Diagnostics UK Limited (“Volition Diagnostics”), which was formed in November 2015, Volition America, Inc. (“Volition America”), which was formed in February 2017, as well as its majority-owned subsidiary Volition Veterinary Diagnostics Development LLC (“Volition Vet”), which was formed in June 2019.  Following the acquisition of Singapore Volition in 2011, the Company’s fiscal year end was changed from August 31 to December 31.

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

The Company has incurred substantial losses since its inception of $229.5 million, has negative cash flows from operations, and has minimal revenues and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern.

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

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the Unites States of America (“U.S. GAAP”) as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements of the Company are expressed in US dollars and the Company’s fiscal year end is December 31.

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2024 include the accounts of the Company and its subsidiaries. The Company has two wholly owned subsidiaries, Singapore Volition Pte. Limited and Volition Global Services SRL. Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL. Belgian Volition has three subsidiaries, Volition Diagnostics UK Limited, Volition America, Inc, and its one majority owned subsidiary Volition Veterinary Diagnostics Development LLC. See Note 10(f), Commitments and Contingencies – Other Commitments, for more information regarding Volition Vet, and Volition America. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2024, and December 31, 2023, the Company had $3,264,429 and $20,729,983, respectively, in cash and cash equivalents. As of December 31, 2024, and December 31, 2023, the Company had $1,125,750 and $15,220,237, respectively, in its domestic accounts in excess of Federal Deposit insured limits. As of December 31, 2024, and December 31, 2023, the Company had $820,066 and $4,227,147, respectively, in its foreign accounts in excess of the Belgian Deposit insured limits. As of December 31, 2024, and December 31, 2023, the Company had $140,289 and $107,349, respectively, in its foreign accounts in excess of the Singapore Deposit insured limits. As of December 31, 2024, and December 31, 2023, the Company had $356,985 and $320,124, respectively, in its foreign accounts in excess of the UK Deposit insured limits.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable consist of trade receivables arising from credit sales in the normal course of business. Accounts receivable are recorded at the time of sale, net of an allowance for current expected credit losses (“CECL”) in accordance with ASC Topic 326, “Financial Instruments – Credit Losses.” The Company estimates CECL based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of our customers, prevailing economic conditions, and reasonable and supportable forward looking information. Accounts receivable balances are written off when they are determined to be uncollectible. As of December 31, 2024, and December 31, 2023, the Company estimated an allowance for CECL of $31,735.and $0, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements. Depreciation is calculated using the straight-line method over the estimated useful lives. Refer to Note 4 - Property and Equipment for further details.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC Topic 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. There were 42,572,283 and 9,197,021 potential common stock equivalents from stock options, RSUs and warrants excluded from the diluted EPS calculations as their effect is anti-dilutive for the years ended December 31, 2024, and December 31, 2023, respectively.

Foreign Currency Translation

The Company has functional currencies in Euros, US Dollars and British Pounds Sterling and its reporting currency is the US Dollar. Management has adopted ASC Topic 830-20, “Foreign Currency Matters – Foreign Currency Transactions”. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated transactions are included in other comprehensive income.

Other Comprehensive Income (Loss)

ASC Topic 220, “Other Comprehensive Income”, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As of December 31, 2024, the Company had $385,631 of accumulated other comprehensive income, relating to foreign currency translation.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Financial Instruments

Pursuant to ASC Topic 820, “Fair Value Measurements and Disclosures,” an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.

Fair Value Measurements at December 31, 2024

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	97,886	-	97,886

Fair Value Measurements at December 31, 2023

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	126,649	-	126,649

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Warrant Liability

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the year ended December 31, 2024 and December 31, 2023, as follows:

$
Balance at December 31, 2022	-
Fair value of warrant liability, at issuance	366,960
Gain on change in fair value of warrant liability	(240,311)
Balance at December 31, 2023	126,649
Gain on change in fair value of warrant liability	(28,763)
Balance at December 31, 2024	97,886

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC Topic 740, “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. Refer to Note 9 for further details.

Segment Reporting

The Company reports segment information in accordance with ASC Topic 280, “Segment Reporting.” Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer.

Management has determined that the Company operates as a single operating and reportable segment. The CODM reviews financial information on a consolidated basis to make operating decisions, allocate resources, and assess performance, and does not evaluate discrete financial information for individual components such as subsidiaries, product lines, or geographic regions. The Company’s principal business objective, through its subsidiaries, is to develop and bring to market simple, easy to use, cost effective blood tests designed to help diagnose and monitor a range of life-altering diseases.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Under ASC 606, the Company recognizes revenues when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

The Company generates product revenues from the sale of its Nu.Q® Vet Cancer Test, from the sale of nucleosomes, and from the sale of research use only kits. In addition, revenue is received from external third parties for services the Company performs for them in its laboratory.

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

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

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Revenue from Heska Agreement

On March 28, 2022, Belgian Volition entered into a Master License and Supply Agreement (the “License Agreement”) with Heska Corporation (“Heska”), now an Antech company, a leading global provider of advanced veterinary diagnostics, pursuant to which Belgian Volition granted Heska worldwide exclusive rights to sell the Nu.Q® Vet Cancer Test at the point of care (“POC”) initially for the screening of lymphoma and hemangiosarcoma in dogs (“Canine Lymphoma & HSA”), and non-exclusive rights to sell its Nu.Q® Vet Cancer Test in kit format (“Kits”) through Heska’s network of central reference laboratories (“Central Lab”) initially for Canine Lymphoma & HSA.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

In determining the transaction price, the Company analyzed the variable consideration and whether or not such variable consideration was constrained. The Company will reassess this variable consideration at each reporting period and adjust the transaction price, if necessary. The total Key Components and Kits that the Company expects to manufacture for Heska over the life of the contract is a significant judgment in recognizing revenue.

Sales to the Company’s three largest customers represented over 67% of total sales for the year ended December 31, 2024 and over 61% of total sales for the year ended December 31, 2023.

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received (including non-refundable amounts) but have not been recognized as revenue because the related performance obligations are deemed incomplete. During 2024, $106,600 was recognized as deferred revenue based on the estimated number of components and kits sold during the year. As of December 31, 2024, the Company recorded $22.9 million as deferred revenue in respect of a non-refundable payment received in relation to a licensing and product supply agreement with Heska Corporation. As of December 31, 2023, the Company recorded $23.0 million as deferred revenue.

Research and Development

In accordance with ASC Topic 730, “ Research and Development,” the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $14.4 million and $19.6 million during the years ended December 31, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property Plant and Equipment”, the Company reviews the carrying value of long-lived assets such as intangible assets with definite lives, property and equipment, and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value. Impairment losses of $nil were recognized during the years ended December 31, 2024, and December 31, 2023, respectively.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815-40, “Contracts in Entity’s Own Equity.” This assessment, which requires the use of professional judgment, considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own shares and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. Warrant liabilities are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation”. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of our stock options and warrants is estimated using a Black-Scholes option valuation model. Restricted stock units (“RSUs)” are valued based on the closing stock price on the date of grant (intrinsic value method). The fair value of RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring, with the estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company has elected to recognize forfeitures as they occur. Refer to Note 8 for further details.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of accounts receivable.

The company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Management does not believe significant credit risks exist at December 31, 2024.

As at December 31, 2024 the two largest customer balances represented over 65% of the total outstanding accounts receivable balance.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 retrospectively on December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2024 and December 31, 2023:

		December 31, 2024	December 31, 2023
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	701,505	724,534
Laboratory equipment	5 years	4,600,168	4,753,253
Office furniture and equipment	5 years	359,337	378,800
Buildings	30 years	1,981,247	2,113,031
Building improvements	5-15 years	1,637,139	1,610,016
Land	Not amortized	124,206	132,468
Total property and equipment		9,403,602	9,712,102
Less accumulated depreciation		4,974,450	4,189,089
Total property and equipment, net		4,429,152	5,523,013

During the years ended December 31, 2024 and December 31, 2023, the total capital expenditure was $0.3 million and $1.1 million, respectively, the majority of which was from purchases of laboratory equipment.

During the years ended December 31, 2024 and December 31, 2023, the Company recognized $1.1 million and $1.1 million, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

December 31, 2024
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,354,274	1,040,527	313,747

December 31, 2023
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,130,936	1,107,050	23,886

During the years ended December 31, 2024 and December 31, 2023, the Company recognized $nil and $84,910, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2025	$20,748
2026	$20,748
2027	$20,748
2028	$20,748
2029	$20,748
Greater than 5 years	$210,007
Total Intangible Assets	$313,747

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2024. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2024.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 7 - Common Stock

As of December 31, 2024, the Company was authorized to issue 175 million shares of common stock par value $0.001 per share, of which  96,097,485 and  81,898,321 shares were issued as of December 31, 2024 and December 31, 2023, respectively.

Common Stock Issued Pursuant to License Agreement

On March 12, 2024, the Company issued 129,132 shares of restricted common stock to EpiCypher, Inc. at a price of $0.97 per share as partial consideration for license rights in connection with a License Agreement between EpiCypher and Belgian Volition.

Equity Capital Raises

2024

On August 8, 2024, the Company entered into a securities purchase agreement with a purchaser pursuant to which the Company issued and sold to such purchaser, in a registered direct offering pursuant to the Company’s “shelf” registration statement on Form S-3 (declared effective by the SEC on November 8, 2021, File No. 333-259783) (as amended and supplemented from time to time, the “2021 Form S-3”) (the “2024 Equity Capital Raise”), an aggregate of 9,170,000 shares of the Company’s common stock, pre-funded warrants to purchase up to 3,557,273 shares of the Company’s common stock (the “Pre-Funded Warrants”), Series A common stock warrants to purchase up to 12,727,273 shares of the Company’s common stock (the “Series A Warrants”) and Series B common stock warrants to purchase up to 12,727,273 shares of the Company’s common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Common Warrants” and, together with the shares of common stock offered in the 2024 Equity Capital Raise and the Pre-Funded Warrants, the “August 2024 Securities”). The Pre-Funded Warrants have an exercise price of $0.001, are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each of the respective Common Warrants have an exercise price of $0.57 per share. The Series A Warrants are exercisable on or after February 12, 2025 (the “Initial Exercise Date”) and will be exercisable until the earlier of (a) the two (2) year anniversary of the Initial Exercise Date and (b) the date that is 60 days following the Company’s public announcement on a Current Report on Form 8-K of the occurrence of the Company entering into one or more agreements relating to the development and commercialization of a product, technology, or process in the human space, provided at least one such agreement covers a territory that includes all or a part of the European Union, the United States, the United Kingdom, Japan, or China, and which, during the term of all such agreements and pursuant to the terms thereof, collectively such agreements include aggregate (i) potential milestone payments to the Company of at least $10.0 million, or (ii) potential milestone payments to the Company of at least $5.0 million and potential total payments of at least $20.0 million. The Series B Warrants are exercisable on or after the Initial Exercise Date, and will be exercisable until the earlier of (a) the five (5) year anniversary of the Initial Exercise Date and (b) the date that is six (6) months following the Company’s public announcement on a Current Report on Form 8-K of the occurrence of the Company or a third party receiving the first U.S. Food and Drug Administration (“FDA”) approval of a product, technology, or process in the human space utilizing the Company’s intellectual property, provided, however, that the FDA’s approval of a protocol for a clinical trial of a product, technology, or process in the human space, or the FDA’s acceptance of data from invitro trials or in vivo animal trials, shall not constitute “FDA approval” for purposes of this definition of this milestone. H.C. Wainwright & Co. acted as the exclusive placement agent for the Company in the offering.  The combined offering price for a share of common stock and accompanying Common Warrants was $0.55 and the combined offering price for a Pre-Funded Warrant and accompanying Common Warrants was $0.549. The net proceeds received by the Company for the issuance and sale of the August 2024 Securities was $6.4 million, before deducting offering expenses of $0.1 million paid by the Company.  In addition, the Company issued warrants to designees of the placement agent to purchase an aggregate of 381,818 shares of Company common stock on substantially the same terms as the Series B Warrants at an exercise price of $0.6875 per share. The net proceeds above assumes the exercise of the Pre-Funded Warrants but excludes any proceeds arising from the exercise of the Common Warrants or the placement agent warrants.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

Equity Capital Raises (continued)

On December 5, 2024, the Company entered into a securities purchase agreement with several purchasers, including certain of its directors and executive officers (the “Insider Investors”), pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the 2021 Form S-3, an aggregate of (i) 445,648 shares to the Insider Investors at an offering price of $0.5722 per share and (ii) a further 2,857,389 shares of our common stock (the “Warrant Investor Shares” and, together with the Insider Shares, the “December 2024 Shares”), together with 2,857,389 common stock purchase warrants to purchase up to 2,857,389 shares of our common stock (the “Form A Warrants”) and 2,857,389 common stock purchase warrants to purchase up to 1,428,693 shares of our common stock (the “Form B Warrants” and, together with the Form A Warrants, the “December 2024 Warrants”), at a combined offering price of $0.5722 per Warrant Investor Share and accompanying December 2024 Warrants, to certain existing stockholders of the Company and new investors (collectively, the “Warrant Investors”). The December 2024 Shares, Form A Warrants, and Form B Warrants were separately issued. Each Form A Warrant has an exercise price per share of $0.5722 and each Form B Warrant has an exercise price per share of $0.71525. Each December 2024 Warrant is exercisable on or after December 9, 2024 through and until December 9, 2029. The net proceeds received by the Company for the issuance and sale of the December 2024 Shares and the December 2024 Warrants was $1.9 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above excludes any proceeds arising from the exercise of the December 2024 Warrants.

2023

On February 17, 2023, the Company entered into an underwriting agreement with Newbridge Securities Corporation (“Newbridge”) in connection with an underwritten public offering of 4,945,000 shares of the Company’s common stock, which includes Newbridge’s exercise in full of its overallotment option, pursuant to the “2021 Form S-3”. The public offering price was $1.75 per share. The underwriter purchased the shares from the Company at a price of $1.6275 per share on February 22, 2023, after taking into account the underwriting discounts and commissions. The net proceeds received by the Company for the sale and issuance of the shares were approximately $8.0 million, before deducting offering expenses of $0.2 million paid by the Company.

On June 1, 2023, the Company entered into an underwriting agreement with Prime Executions, Inc. dba Freedom Capital Markets (“Freedom”) acting as the book-running manager of the offering and Bancroft Capital, LLC acting as co-manager in connection with an underwritten public offering of 14,950,000 shares of the Company’s common stock, which includes Freedom’s exercise in full of its overallotment option, pursuant to the 2021 Form S-3. The underwriter purchased 13,000,000 shares and 1,950,000 shares from the Company on June 5 and June 23, 2023, respectively. The public offering price was $1.27 per share. The underwriter purchased the shares from the Company at a price of $1.1811 per share. The net proceeds received by the Company for the sale and issuance of the shares were approximately $17.6 million, before deducting offering expenses of $0.1 million paid by the Company.  In addition, the Company issued warrants to purchase an aggregate of 448,500 shares of Company common stock to Freedom, at an exercise price of $2.00 per share.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

The fair values of the warrants issued to Freedom as of December 31, 2024, December 31, 2023 and Issuance date June 1, 2023, are disclosed in the following table. The warrant liabilities were estimated using the Black-Scholes pricing model with the following assumptions.

	Total fair value	Risk-free interest rate	Expected volatility	Expected life (years)	Expected dividend yield

(At Issuance) June 1, 2023	$366,960	3.70%	71.56%	5.03	-
					-
December 31, 2023	$126,649	3.89%	76.30%	4.44	-

December 31, 2024	$97,886	4.29%	88.44%	3.44	-

On December 5, 2023, the Company issued 3,205,431 shares of its common stock in a private placement to Wallonie Entreprendre S.A at a purchase price of $0.8337 per share, or an aggregate purchase price of approximately $2.7 million (€2.5 million).  The shares of common stock will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and unless so registered may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Equity Distribution Agreements

2024

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

During the year ended December 31, 2024, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $683,289 under the 2022 EDA through the sale of 866,600 shares of its common stock. As of December 31, 2024, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $2.1 million under the 2022 EDA through the sale of 1,497,132 shares of its common stock. See Note 11 for additional details regarding sales under the 2022 EDA subsequent to December 31, 2024.

2023

During the year ended December 31, 2023, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $0.7 million under the 2022 EDA through the sale of 279,703 shares of its common stock. As of December 31, 2023, the Company had raised aggregate net proceeds (net of broker commissions and fees) of approximately $1.5 million under the 2022 EDA through the sale of 630,532 shares of its common stock.

Issuances Upon Warrant Exercises

2024 and 2023

For the years ended December 31, 2024 and December 31, 2023 no warrants were exercised.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

Stock Option Exercises

2024 and 2023

During the year ended December 31, 2024 and December 31, 2023 no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

2024

The table below summarizes the stock options granted under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) or the 2011 Equity Incentive Plan (the “2011 Plan”), as indicated, that expired or were cancelled during the year ended December 31, 2024.

Equity Incentive Plan	Options (#)	Grant Date	Options Forfeited (#)	Grant Price ($)	Forfeiture Date
2015	12,500	Sep 7, 2021	12,500	3.40	Nov 4, 2024
2015	12,500	Sep 7, 2021	12,500	3.40	Nov 4, 2024
2015	18,410	Mar 8, 2021	18,410	3.40	Apr 16, 2024
2015	18,411	Mar 8, 2021	18,411	3.40	Apr 16, 2024
	61,821		61,821

RSU Settlements

2024

During the year ended December 31, 2024 we issued a total of 730,395 shares of common stock from the vesting of RSUs, as follows:

Equity Incentive Plan	RSUs #	Vesting Date	Shares Issued #	Shares Withheld for Taxes #
2015	21,582	Feb 8, 2024	21,582	-
2015	9,000	Mar 1, 2024	6,057	2,943
2015	44,217	Mar 27, 2024	40,530	3,687
2015	51,000	Apr 4, 2024	32,337	18,663
2015	50,000	May 1, 2024	34,496	15,504
2015	11,500	Jun 1, 2024	6,670	4,830
2015	14,962	Jun 15, 2024	11,684	3,278
2015	4,667	Jul 13, 2024	3,165	1,502
2015	29,000	Aug 15, 2024	21,291	7,709
2015	2,000	Sep 11, 2024	2,000	-
2015	2,500	Sep 21, 2024	2,500	-
2015	332,775	Sep 28, 2024	265,300	67,475
2015	337,666	Oct 04, 2024	272,242	65,424
2015	333	Nov 29, 2024	333	-
2015	13,334	Dec 11, 2024	10,208	3,126
	924,536		730,395	194,141

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

RSU Settlements (continued)

2023

During the year ended December 31, 2023 we issued a total of 658,102 shares of common stock from the vesting of RSUs, as follows:

Equity Incentive Plan	RSUs #	Vesting Date	Shares Issued #	Shares Withheld for Taxes #
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
2015	15,000	Mar 25, 2023	15,000	-
2015	2,500	Apr 4, 2023	1,759	741
2015	13,500	Apr 4, 2023	7,995	5,505
2015	35,000	Apr 4, 2023	22,610	12,390
2015	50,000	May 1, 2023	35,707	14,293
2015	4,000	Jun 1, 2023	2,270	1,730
2015	7,500	Jun 1, 2023	4,257	3,243
2015	208,809	Aug 3, 2023	167,809	41,000
2015	34,102	Aug 15, 2023	23,764	10,338
2015	12,000	Sep 7, 2023	7,046	4,954
2015	12,500	Sep 21, 2023	7,434	5,066
2015	357,346	Oct 4, 2023	298,738	58,608
2015	19,904	Oct 4, 2023	6,883	13,021
2015	21,583	Oct 13, 2023	21,583	-
2015	21,750	Nov 1, 2023	21,750	-
2015	334	Nov 29, 2023	334	-
2015	2,000	Dec 15, 2023	1,185	815
	836,828		658,102	178,726

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation

a) (i) Common Stock Warrants

The following table summarizes the changes in warrants outstanding of the Company during the year ended December 31, 2024 and December 31, 2023:

	Warrants #	Weighted Average Exercise Price $
Outstanding at December 31, 2022	539,000	3.800
Granted	448,500	2.000
Expired	(125,000)	2.470
Outstanding at December 31, 2023	862,500	3.050
Granted - Pre Funded Warrants	3,557,273	0.001
Granted - Form A Warrants	2,857,389	0.5722
Granted - Form B Warrants	1,428,693	0.7153
Expired	-	-
Outstanding at December 31, 2024	8,705,855	0.608

Exercisable at December 31, 2024	8,705,855	0.608

See also Warrants – Series A and Series B Common Stock Warrants below regarding additional warrants not included in the table above.

Warrants Granted

2024

On August 12, 2024, in connection with a registered direct offering pursuant to the 2021 Form S-3, the Company issued Pre-Funded Warrants to purchase up to an aggregate of 3,557,273 shares of our common stock at an exercise price of $0.001 per share.  The Pre-Funded Warrants are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full.  See Note 7 – Common Stock – Equity Capital Raises – 2024 for further details.

On December 9, 2024, in connection with a registered direct offering pursuant to the 2021 Form S-3, the Company issued Form A Warrants to purchase up to an aggregate of 2,857,389 shares of our common stock and Form B Warrants to purchase up to an aggregate of 1,428,693 shares of our common stock. Each Form A Warrant has an exercise price per share of $0.5722 and each Form B Warrant has an exercise price per share of $00.71525. Each Form A Warrant and each Form B Warrant is exercisable on or after December 9, 2024 through and until December 9, 2029.  See Note 7 – Common Stock – Equity Capital Raises – 2024 for further details.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation(continued)

a) Warrants (continued)

2023

The Company issued warrants to purchase an aggregate of 448,500 shares of Company common stock to Freedom, at an exercise price of $2.00 per share. See Note 7 – Common Stock – Equity Capital Raises – 2023 for further details.

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

Warrant Expiration

2024

During the year ended December 31, 2024, no warrants expired unexercised.

2023

Effective February 26, 2023, a warrant to purchase 125,000 shares of common stock expired unexercised.

Outstanding Warrants

Below is a table summarizing the warrants issued and outstanding as of December 31, 2024. The warrants outstanding have a weighted average price of $ 0.608 per share and an aggregate weighted average remaining contractual life of  2.71 years. The warrants exercisable have a weighted average price of  $0.608 per share.

Outstanding #	Exercisable #	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
3,557,273	3,557,273	0.001	0.00	3,557
2,857,389	2,857,389	0.5722	4.94	1,634,998
1,428,693	1,428,693	0.7153	4.94	1,021,873
448,500	448,500	2.000	3.45	897,000
54,000	27,000	3.050	3.76	164,700
50,000	50,000	3.450	1.16	172,500
125,000	125,000	3.950	2.00	493,750
185,000	185,000	4.900	2.09	906,500
8,705,855	8,678,855			5,294,878

See also Warrants – Series A and Series B Common Stock Warrants below regarding additional warrants not included in the table above.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation(continued)

a) Warrants (continued)

Stock-based compensation expense related to warrants of $5,238 and $30,574 was recorded for the years ended December 31, 2024, and December 31, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $nil and is expected to be recognized over a period of nil years. As of December 31, 2024, the total intrinsic value of warrants was $nil.

a) (ii) Warrants – Series A and Series B Common Stock Warrants

Warrants Granted

2024

On August 12, 2024, in connection with a registered direct offering pursuant to the 2021 Form S-3, the Company issued Series A Warrants to purchase up to an aggregate of 12,727,273 shares of our common stock at an exercise price of $0.57 per share, and Series B Warrants to purchase up to an aggregate of 12,727,273 shares of our common stock at an exercise price of $0.57 per share. In addition, the Company issued warrants to designees of the placement agent to purchase an aggregate of 381,818 shares of Company common stock on substantially the same terms as the Series B Warrants at an exercise price of $0.6875 per share. The Series A Warrants are exercisable on or after February 12, 2025 (the “Initial Exercise Date”) and will be exercisable until the earlier of (a) the two (2) year anniversary of the Initial Exercise Date and (b) the date that is 60 days following the Company’s public announcement on a Current Report on Form 8-K of the occurrence of the Company entering into one or more agreements relating to the development and commercialization of a product, technology, or process in the human space, provided at least one such agreement covers a territory that includes all or a part of the European Union, the United States, the United Kingdom, Japan, or China, and which, during the term of all such agreements and pursuant to the terms thereof, collectively such agreements include aggregate (i) potential milestone payments to the Company of at least $10.0 million, or (ii) potential milestone payments to the Company of at least $5.0 million and potential total payments of at least $20.0 million. The Series B Warrants are exercisable on or after the Initial Exercise Date, and will be exercisable until the earlier of (a) the five (5) year anniversary of the Initial Exercise Date and (b) the date that is six (6) months following the Company’s public announcement on a Current Report on Form 8-K of the occurrence of the Company or a third party receiving the first FDA approval of a product, technology, or process in the human space utilizing the Company’s intellectual property, provided, however, that the FDA’s approval of a protocol for a clinical trial of a product, technology, or process in the human space, or the FDA’s acceptance of data from invitro trials or in vivo animal trials, shall not constitute “FDA approval” for purposes of this definition of this milestone. See Note 7 – Common Stock – Equity Capital Raises – 2024 for further details

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation(continued)

a) (ii) Warrants – Series A and Series B Common Stock Warrants (continued)

The following table summarizes the changes in Series A and Series B Warrants of the Company outstanding during the year ended December 31, 2024 and December 31, 2023:

	Warrants #	Weighted Average Exercise Price $
Outstanding at December 31, 2022	-	-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2023	-	-
Granted	25,836,364	0.570
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2024	25,836,364	0.570

Exercisable at December 31, 2024	-	-

See also Warrants –Common Stock Warrants above regarding additional warrants not included in the table above.

Below is a table summarizing the Series A and Series B common stock warrants issued and outstanding as of December 31, 2024, which have a maximum aggregate weighted average remaining contractual life of 3.62 years (assuming that certain Company milestones set forth in the warrants are not achieved). The proceeds if exercised as reflected in the table below assume the warrants are exercised for cash.

Description	Outstanding #	Exercisable #	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
Investor Series A Warrants	12,727,273	0.000	0.570	2.11	7,254,546
Investor Series B Warrants	12,727,273	0.000	0.570	5.11	7,254,546
Placement Agent Series B Warrants	381,818	0.000	0.688	4.61	262,500
	25,836,364				14,771,592

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 -Stock-based Compensation(continued)

b) Options

The Company currently has options outstanding under both its 2011 Plan (for option issuances prior to 2016,) and its 2015 Plan (for option issuances commencing in 2016). Effective as of January 1, 2016, no additional awards were or may be made under the 2011 Plan. The Company also has the 2024 Plan (as defined below), however, as of December 31, 2024 no options had been awarded under such Plan.

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

At the Annual Meeting on July 2, 2024, the stockholders approved and adopted the Company’s 2024 Stock Incentive Plan (the “2024 Plan ”) which authorizes up to 7,500,000 shares of common stock for issuance pursuant to awards granted under the 2024 Plan. The 2024 Plan had previously been approved by the Board of Directors of the Company on April 24, 2024. As of December 31, 2024, no options had been awarded under such Plan, however, RSUs for 1,000,000 shares had been awarded under the 2024 Plan.  See Note 8- Stock Compensation – Restricted Stock Units.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation(continued)

b) Options (continued)

The following table summarizes the changes in options outstanding of the Company during the years ended December 31, 2024 and December 31, 2023.

	Options #	Weighted Average Exercise Price $
Outstanding at December 31, 2022	4,985,105	3.87
Forfeited	(285,536)	3.89
Outstanding at December 31, 2023	4,699,569	3.87
Forfeited	(61,821)	3.40
Outstanding at December 31, 2024	4,637,748	3.88

Exercisable at December 31, 2024	4,637,748	3.88

Options Granted

2023 and 2024

During the years ended December 31, 2024 and December 31, 2023, no options were granted.

Options Forfeited

2024

During the year ended December 31, 2024, the following table summarizes the options were forfeited.

Equity Incentive Plan	Options (#)	Grant Date	Options Forfeited (#)	Grant Price ($)	Forfeiture Date
2015	12,500	Sep 7, 2021	12,500	3.40	Nov 4, 2024
2015	12,500	Sep 7, 2021	12,500	3.40	Nov 4, 2024
2015	18,410	Mar 8, 2021	18,410	3.40	Apr 16, 2024
2015	18,411	Mar 8, 2021	18,411	3.40	Apr 16, 2024
	61,821		61,821

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation(continued)

b) Options (continued)

2023

During the year ended December 31, 2023, the following table summarizes the options were forfeited.

Equity Incentive Plan	Options (#)	Grant Date	Options Forfeited (#)	Grant Price ($)	Forfeiture Date
2015	25,000	Apr 15, 2016	25,000	4.00	Feb 18, 2023
2015	55,000	Apr 13, 2020	55,000	3.60	Feb 18, 2023
2015	50,000	Mar 30, 2017	50,000	5.00	Feb 18, 2023
2015	50,000	Feb 11, 2019	50,000	3.25	Feb 18, 2023
2015	50,000	Jan 23, 2018	50,000	4.00	Feb 18, 2023
2015	32,383	Aug 3, 2021	32,383	3.40	Feb 18, 2023
2011	5,267	Mar 20, 2013	5,267	4.35	Mar 20, 2023
2011	1,100	Mar 20, 2013	1,100	4.35	Mar 20, 2023
2015	4,317	Aug 3, 2021	4,317	3.40	Jun 28, 2023
2011	550	Sep 2, 2013	550	3.35	Sep 2, 2023
2011	550	Sep 2, 2013	550	4.35	Sep 2, 2023
2011	550	Sep 2, 2013	550	4.35	Sep 2, 2023
2011	2,167	Sep 2, 2013	2,167	3.35	Sep 2, 2023
2011	2,167	Sep 2, 2013	2,167	4.35	Sep 2, 2023
2011	2,167	Sep 2, 2013	2,167	4.35	Sep 2, 2023
2015	4,318	Aug 3, 2021	4,318	3.40	Sep 28, 2023
	285,536		285,536

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation(continued)

b) Options (continued)

Below is a table summarizing the options issued and outstanding as of December 31, 2024, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option issuances commencing in 2016)and which have a weighted average exercise price of $ 3.88 per share and an aggregate weighted average remaining contractual life of  3.19 years.  As of December 31, 2024, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which 182,252 shares of common stock remained available for future issuance thereunder.

Outstanding #	Exercisable #	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised $
585,000	585,000	3.25	0.11	1,901,250
919,748	919,748	3.40	6.59	3,127,143
740,000	740,000	3.60	5.35	2,664,000
1,607,837	1,607,837	4.00	1.73	6,431,348
89,163	89,163	4.38	3.06	390,534
50,000	50,000	4.80	2.00	240,000
646,000	646,000	5.00	2.24	3,230,000

4,637,748	4,637,748			17,984,275

Stock-based compensation expense related to stock options of $0 and $287,363 was recorded for the year ended December 31, 2024 and December 31, 2023 respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $nil and is expected to be recognized over a period of nil years. As of December 31, 2024, the total intrinsic value of stock options was $nil.

As of December 31, 2024, an aggregate of 182,252 shares of common stock remained available for future issuance under the 2015 Plan.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation(continued)

c) Restricted Stock Units (RSUs)

2015 Plan

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2024, all of which were issued pursuant to the 2015 Plan.

	RSUs #	Weighted Average Exercise Price $
Outstanding at December 31, 2022	2,262,908	2.05
Granted	2,317,882	0.79
Vested	(836,828)	2.35
Forfeited	(109,010)	1.77
Outstanding at December 31, 2023	3,634,952	1.01
Granted	1,457,910	0.68
Vested	(924,536)	1.41
Forfeited	(776,010)	0.83
Outstanding at December 31, 2024	3,392,316	0.80

RSUs Granted

2024

Below is a table summarizing the RSUs granted during the year ended December 31, 2024, all of which were issued pursuant to the 2015 Plan. These RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the compensation expense stated.

Note	Equity Incentive Plan	RSUs #	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
	2015	14,000	Feb 22, 2024	36 Months	Feb 22, 2025	Feb 21, 2026	Feb 21, 2027	13,589
	2015	115,000	May 23, 2024	36 Months	May 23, 2025	May 23, 2026	May 23, 2027	85,389
	2015	297,340	Jun 1, 2024	11 Months	May 1, 2025	N/A	N/A	209,832
	2015	38,198	Jul 1, 2024	11 Months	Jun 1, 2025	N/A	N/A	23,645
	2015	21,583	Jul 8, 2024	6 Months	Jan 1, 2025	N/A	N/A	13,209
	2015	343,192	Sep 1, 2024	9 Months	Jun 1, 2025	N/A	N/A	247,098
	2015	15,000	Sep 30, 2024	36 Months	Sep 30, 2025	Sep 30, 2026	Sep 30, 2027	9,015
	2015	33,503	Oct 1, 2024	9 Months	Jul 1, 2025	N/A	N/A	21,308
	2015	400,000	Nov 6, 2024	36 Months	Nov 6, 2025	Nov 6, 2026	Nov 6, 2027	240,799
	2015	180,094	Dec 1, 2024	6 Months	Jun 1, 2025	N/A	N/A	125,146
		1,457,910						989,030

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation(continued)

c) Restricted Stock Units (RSUs) (continued)

2023

Below is a table summarizing the RSUs granted during the year ended December 31, 2023, all of which were issued pursuant to the 2015 Plan. These RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the compensation expense stated. The exception to this is specified in note (i) which is described in detail below.

Note	Equity Incentive Plan	RSUs #	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
	2015	57,000	Mar 27, 2023	36 Months	Mar 27, 2024	Mar 27, 2025	Mar 27, 2026	98,040
	2015	50,000	Mar 27, 2023	24 Months	Mar 27, 2024	Mar 27, 2025	N/A	86,000
	2015	5,325	Mar 27, 2023	12 Months	Mar 27, 2024	Mar 27, 2025	N/A	9,159
	2015	47,000	Jun 15, 2023	36 Months	Jun 15, 2024	Jun 15, 2025	Jun 15, 2026	74,260
	2015	8,392	Jun 15, 2023	12 Months	Jun 15, 2024	N/A	N/A	13,260
	2015	43,165	Jul 13, 2023	6 Months	Jul 13, 2024	Jan 13, 2024	N/A	56,978
	2015	14,000	Jul 13, 2023	36 Months	Jul 13, 2024	Jul 13, 2025	Jul 13, 2026	18,479
	2015	34,000	Sep 11, 2023	36 Months	Sep 11, 2024	Sep 11, 2025	Sep 11, 2026	44,540
	2015	1,569,000	Sep 28, 2023	36 Months	Sep 28, 2024	Sep 28, 2025	Sep 28, 2026	1,098,300
(i)	2015	450,000	Oct 19, 2023	Up to 42 Months	Variable	Variable	Variable	306,000
	2015	40,000	Dec 11, 2023	36 Months	Dec 11, 2024	Dec 11, 2025	Dec 11, 2026	23,200
		2,317,882						1,828,216

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

RSUs Vested

Below is a table summarizing the RSUs vested during the year ended December 31, 2024, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs #	Vesting Date	Shares Issued #	Shares Withheld for Taxes #
2015	21,582	Feb 8, 2024	21,582	-
2015	9,000	Mar 1, 2024	6,057	2,943
2015	44,217	Mar 27, 2024	40,530	3,687
2015	51,000	Apr 4, 2024	32,337	18,663
2015	50,000	May 1, 2024	34,496	15,504
2015	11,500	Jun 1, 2024	6,670	4,830
2015	14,962	Jun 15, 2024	11,684	3,278
2015	4,667	Jul 13, 2024	3,165	1,502
2015	29,000	Aug 15, 2024	21,291	7,709
2015	2,000	Sep 11, 2024	2,000	-
2015	2,500	Sep 21, 2024	2,500	-
2015	332,775	Sep 28, 2024	265,300	67,475
2015	337,666	Oct 04, 2024	272,242	65,424
2015	333	Nov 29, 2024	333	-
2015	13,334	Dec 11, 2024	10,208	3,126
	924,536		730,395	194,141

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 -Stock-Based Compensation(continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs vested during the year ended December 31, 2023, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs #	Vesting Date	Shares Issued #	Shares Withheld for Taxes #
2015	4,000	Feb 8, 2023	2,369	1,631
2015	15,000	Mar 1, 2023	9,609	5,391
2015	15,000	Mar 25, 2023	15,000	-
2015	2,500	Apr 4, 2023	1,759	741
2015	13,500	Apr 4, 2023	7,995	5,505
2015	35,000	Apr 4, 2023	22,610	12,390
2015	50,000	May 1, 2023	35,707	14,293
2015	4,000	Jun 1, 2023	2,270	1,730
2015	7,500	Jun 1, 2023	4,257	3,243
2015	208,809	Aug 3, 2023	167,809	41,000
2015	34,102	Aug 15, 2023	23,764	10,338
2015	12,000	Sep 7, 2023	7,046	4,954
2015	12,500	Sep 21, 2023	7,434	5,066
2015	357,346	Oct 4, 2023	298,738	58,608
2015	19,904	Oct 4, 2023	6,883	13,021
2015	21,583	Oct 13, 2023	21,583	-
2015	21,750	Nov 1, 2023	21,750	-
2015	334	Nov 29, 2023	334	-
2015	2,000	Dec 15, 2023	1,185	815
	836,828		658,102	178,726

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 -Stock-Based Compensation(continued)

c) Restricted Stock Units (RSUs) (continued)

RSUs Cancelled

Below is a table summarizing the RSUs cancelled during the year ended December 31, 2024, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs #	Forfeiture Date	RSUs Forfeited #
2015	24,000	Jan 16, 2024	24,000
2015	12,000	Jan 16, 2024	12,000
2015	2,000	Feb 9, 2024	2,000
2015	1,775	Mar 25, 2024	1,775
2015	2,098	Mar 25, 2024	2,098
2015	5,333	May 17, 2024	5,333
2015	2,000	May 17, 2024	2,000
2015	10,000	May 17, 2024	10,000
2015	28,000	May 31, 2024	28,000
2015	6,666	Jul 12, 2024	6,666
2015	13,000	Jul 12, 2024	13,000
2015	5,666	Aug 4, 2024	5,666
2015	10,000	Aug 4, 2024	10,000
2015	25,000	Aug 4, 2024	25,000
2015	5,667	Aug 4, 2024	5,667
2015	486,525	Aug 15, 2024	486,525
2015	16,000	Aug 30, 2024	16,000
2015	12,150	Aug 30, 2024	12,150
2015	9,333	Aug 30, 2024	9,333
2015	25,200	Nov 22, 2024	25,200
2015	13,666	Nov 22, 2024	13,666
2015	2,333	Dec 11, 2024	2,333
2015	4,950	Dec 11, 2024	4,950
2015	3,150	Dec 20, 2024	3,150
2015	1,666	Dec 20, 2024	1,666
2015	13,500	Dec 20, 2024	13,500
2015	7,666	Dec 20, 2024	7,666
2015	26,666	Dec 20, 2024	26,666
	776,010		776,010

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 -Stock-Based Compensation(continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs cancelled during the year ended December 31, 2023, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs #	Forfeiture Date	RSUs Forfeited #
2015	23,000	Apr 30, 2023	23,000
2015	21,000	May 5, 2023	21,000
2015	2,000	Jun 15, 2023	2,000
2015	17,343	Jun 28, 2023	17,343
2015	14,000	Jul 28, 2023	14,000
2015	10,000	Sep 22, 2023	10,000
2015	2,667	Oct 4, 2024	2,667
2015	19,000	Oct 20, 2024	19,000
	109,010		109,010

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2024 all of which were issued under the 2015 Plan, and of which the last to vest have a remaining contractual life of 2.85 years.

Outstanding #	Weighted Average Grant date Fair Value $	Weighted Average Remaining Contractual Life (Years)
15,000	$0.601	1.75
400,000	$0.602	1.85
21,583	$0.612	0.00
38,198	$0.619	0.42
33,503	$0.636	0.50
450,000	$0.675	2.30
450,000	$0.690	1.26
180,094	$0.695	0.42
618,750	$0.700	0.83
297,340	$0.706	0.33
343,192	$0.720	0.42
115,000	$0.743	1.39
14,000	$0.971	1.15
4,000	$1.310	0.80
9,333	$1.320	0.69
312,325	$1.460	0.36
17,332	$1.580	0.48
38,333	$1.720	0.66
333	$2.150	0.46
34,000	$2.950	0.06
3,392,316

Stock-based compensation expense related to RSUs of $1,263,304 and $1,971,607 was recorded in the years ended December 31, 2024, and December 31, 2023, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,288,827.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c) Restricted Stock Units (RSUs) (continued)

2024 Plan

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2024, all of which were issued pursuant to the 2024 Plan.

	RSUs #	Weighted Average Exercise Price $
Outstanding at December 31, 2022	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2023	-	-
Granted	500,000	0.271
Granted	500,000	0.144
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2024	1,000,000	0.207

2024

Below is a table summarizing the RSUs granted during the year ended December 31, 2024, all of which were issued pursuant to the 2024 Plan. These RSUs vest, subject to continued service and will result in the compensation expense stated in the table with the following details specified in notes (i) and (ii) described in detail below.

Note	Equity Incentive Plan	RSUs #	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
(i)	2024	500,000	Nov 6, 2024	Up to 42 Months	Variable	Variable	Variable	135,280
(ii)	2024	500,000	Nov 6, 2024	Up to 42 Months	Variable	Variable	Variable	72,124
		1,000,000

(I)

These RSUs vest upon the share price closing above $2.50 per share for a minimum of thirty consecutive trading days within a period of three and a half years from the date of grant, with further time-based vesting in a single installment six months after the timely achievement of the target, if at all, and subject to continued service. The estimated fair value of the RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring. The estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

(ii)

These RSUs vest upon the share price closing above $5.00 per share for a minimum of thirty consecutive trading days within a period of three and a half years from the date of grant, with further time-based vesting in a single installment six months after the timely achievement of the target, if at all, and subject to continued service. The estimated fair value of the RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo Simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring. The estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 9 - Income Taxes

The Company has estimated net operating losses for the years ended December 31, 2024 and 2023 of $37.5 million and $33.1 million, respectively, available to offset taxable income in future years.

The significant components of deferred income taxes and assets as of December 31, 2024 and December 31, 2023 are as follows:

Net Deferred Tax Liability	December 31, 2024	December 31, 2023
	$	$
Excess of tax over book depreciation and amortization	(68,649)	(71,391)
ROU Asset	(112,615)	(108,326)
Lease Liability	119,084	113,834
Accrued expenses	7,842	8,933
Capitalized research expenses	3,285,031	2,723,982
Stock-based compensation	313,788	322,177
Net Operating Losses carry-forward	37,535,523	33,092,721
Research and development tax credits	824,069	1,033,416
Gross deferred tax assets	41,904,073	37,115,346
Valuation allowance	(41,904,073)	(37,115,346)

Net deferred tax asset	-	-

Change in Valuation Allowance	(4,788,727)

Summary Rate Reconciliation	December 31, 2024	December 31, 2023
	%	%
Federal statutory rate	21.0	21.0
Permanent Differences	(0.6)	(3.3)
Stock based compensation	(0.5)	(0.8)
Federal Research & Development Credits	0.3	0.7
Foreign taxes	(0.4)	(0.2)
Federal Deferred Rate Decrease	-	-
Change in Valuation Allowance	(19.8)	(17.5)
Total	-	(0.1)

Disclosure Amounts	December 31, 2024

Net Operating Losses - United States	50,144,452
Net Operating Losses - Foreign	114,230,276
Credit Carryforward - United States	-
Credit Carryforward - Foreign	823,069

Increase in Valuation Allowance	4,788,727

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 10 - Commitments and Contingencies

a) Finance Lease Obligations

In 2016, the Company entered into a real estate capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing May 2031, with implicit interest of 2.62%. As of December 31, 2024, the balance payable was $375,075.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of December 31, 2024:

For the Year Ending December 31, 2024	Amount
$
2025	55,672
2026	55,672
2027	55,672
2028	55,672
2029	55,671
Greater than 5 years	132,204
Total	410,563
Less: Amount representing interest	(35,488)
Total Finance Lease Liabilities	375,075

b) Operating Lease Right-of-Use Liabilities

Operating leases as of December 31, 2024, and December 31, 2023, consisted of the following:

	December 31, 2024	December 31, 2023
	$	$
Operating right-of-use assets	599,816	549,504

Operating lease liabilities, current portion	221,755	199,323
Operating lease liabilities, long term	410,686	378,054
Total operating lease liabilities	632,441	577,377

Weighted average remaining lease (months)	48	25
Weighted average discount rate	3.70%	2.38%

During the year ended December 31, 2024, cash paid for amounts included for the measurement of lease liabilities was $250,048 and the Company recorded operating lease expense of $247,390.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Liabilities (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2024.

For the Year Ending December 31, 2024	Amount
$
2025	244,273
2026	229,108
2027	148,590
2028	54,343
2029	-
Total	676,314
Less: imputed interest	(43,873)
Total Operating Lease Liabilities	632,441

As of December 31, 2024, operating lease right-of-use assets and liabilities arising from operating leases were $599,816 and $632,441, respectively.

The Company’s office space leases are short term, and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the year ended December 31, 2024, $49,988 was recognized in short-term lease costs associated with the office space leases in Singapore and Nevada. The annual payments remaining for such short-term office leases as of December 31, 2024, were as follows:

For the Year Ending December 31, 2024	Amount
$
2025	11,874
Total Operating Lease Liabilities	11,874

c) Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1,048,020. Per the terms of the agreement, €314,406 of the grant is to be repaid by installments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6% royalty on revenue, is twice the amount of funding received. As of December 31, 2024, the grant balance repayable was $25,876.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000.  Per the terms of the agreement, €181,500 of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of December 31, 2024, the grant balance repayable was $84,114.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

c) Grants Repayable (continued)

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000.  Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of December 31, 2024, the grant balance repayable was $82,363.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433.  Per the terms of the agreement, €278,830 of the grant is to be repaid by instalments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of December 31, 2024, the grant balance repayable was $229,868.

As of December 31, 2024, the balance repayable was $422,221 and the annual payments remaining were as follows:

For the Year Ending December 31, 2024	Amount
$
2025	60,978
2026	42,305
2027	46,968
2028	50,228
2029	51,629
Greater than 5 years	170,113
Total Grants Repayable	422,221

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

d) Long-Term Debt

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing December 2031. As of December 31, 2024, the principal balance payable was $145,654.

In 2017, the Company entered into a 7-year loan agreement with SOFINEX for up to €1 million with a fixed interest rate of 4.50%, maturing September 2024.  As of December 31, 2024, €1 million has been drawn down under this agreement and the principal balance payable was $51,753.

In 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of December 31, 2024, the amount that has been drawn down under this agreement was €556,828, representing a principal balance payable of $576,345.

On November 23, 2021, the Company entered into a 3 ½ year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%, maturing June 2025. As of December 31, 2024, the amount that has been drawn down under this agreement was €450,000, representing a principal balance payable of $116,443.

In 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €1,000,000 with fixed interest rate of 6.00%, maturing July 2026. As of December 31, 2024, the amount that has been drawn down under this agreement was €1,000,000, representing a principal balance payable of $495,160.

In 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €500,000 with fixed interest rate of 5.45%, maturing December 2027. As of December 31, 2024, the amount that has been drawn down under this agreement was €500,000, representing a principal balance payable of $398,497.

In 2023, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €400,000 with fixed interest rate of 7.00%, maturing June 2027. As of December 31, 2024, €400,000 had been drawn down under this agreement and the principal balance payable was $360,883.

In 2023, the Company entered into a 5-year loan agreement with Wallonie Entreprendre S.A. for a maximum of €2.5 million with fixed interest rate of 7.68%, maturing December 2028. As of December 31, 2024, €1,500,000 had been drawn down under this agreement and the principal balance payable was $2,070,100.

On October 29, 2024, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €577,975 with fixed interest rate of 7.00%, maturing September 2028. As of December 31, 2024, €577,975 had been drawn down under this agreement and the principal balance payable was $598,234.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

d) Long-Term Debt (continued)

As of December 31, 2024, the total balance for long-term debt payable was $4,813,069 and the payments remaining were as follows:

For the Year Ending December 31, 2024	Amount
$
2025	1,263,036
2026	978,784
2027	787,099
2028	2,523,491
2029	127,296
Greater than 5 years	176,311
Total	5,856,017
Less: amount representing interest	(1,042,948)
Total Long-Term Debt	4,813,069

e) Collaborative Agreement Obligations

As of December 31, 2024, the total amount to be paid, for future research and collaboration commitments was approximately $ 1,120,518 and the annual payments remaining were as follows:

	Total Amount Remaining	2025
	$	$
National University of Taiwan	510,000	510,000
MD Anderson Cancer Center	277,092	277,092
Guys and St Thomas	162,609	162,609
Xenetic Biosciences	81,447	81,447
University Medical Centre Amsterdam	89,370	89,370
Total Collaborative Obligations	1,120,518	1,120,518

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of December 31, 2024, $510,000 is still to be paid by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $449,406. As of December 31, 2024, $277,092 is still to be paid by the Company under this agreement.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of £162,338. As of December 31, 2024, $162,609 is still to be paid by the Company under this agreement and as of December 31, 2024, $162,609 is due by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of December 31, 2024, $81,447 is still to be paid by the Company under this agreement and as of December 31, 2024, $26,142 is due by the Company under this agreement.

In January 2024, the Company entered into an agreement with the University Medical Centre Amsterdam (“UMC”). UMC will perform a retrospective study to evaluate the diagnostic potential of the Nu.Q® H3.1 nucleosomes as diagnostic, prognostic and phenotyping biomarkers in sepsis for a cost to the Company of $134,055. As of December 31, 2024, $89,370 is due by the Company under this agreement.

f) Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with TAMU for provision of in-kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting in a year from the date of the agreement, giving TAMU in aggregate, a 12.5% equity interest as of such date. As of December 31, 2024, TAMU has a 12.5% equity interest in Volition Vet.

Belgian Volition

In connection with the acquisition of the Company’s former subsidiary, Volition Germany GMBH, the Company entered into a royalty agreement with the founder providing for the payment of royalties in the amount of 6% of net sales of Volition Germany’s nucleosomes as reagents to pharmaceutical companies for use in the development, manufacture and screening of molecules for use as therapeutic drugs for a period of five years post-closing.

As of December 31, 2024, $202 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of  $113,856.

g) Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of December 31, 2024, the Company has recognized total compensation expense of $1,439,767 of which $527,940 is in relation to RSUs from grants in 2022 that vested in 2023, $516,039 is in relation to RSUs from such grants that vested in 2024, and $395,788 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $115,142 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total Award $	Vesting Year	Amortized 2024 $	Amortized 2023 $	Amortized 2022 $	Un-Amortized $
527,940	2023	-	393,853	134,087	-
516,040	2024	190,833	260,119	65,088	-
510,931	2025	171,519	177,584	46,686	115,142
1,554,911		362,352	831,556	245,861	115,142

In September 2023, the Compensation Committee of the Board of Directors of the Company approved the granting of cash bonuses, payable upon achievement of various corporate goals focused around revenue, operations and regulatory, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries. Pursuant to the terms of the grants, conditional upon the achievement by December 31, 2023 and June 30, 2024 of specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients to the Company, the Company at the sole discretion of the Chief Executive Officer and the Chief Financial Officer would pay a cash bonus to such award recipients. As of December 31, 2024, the Company has accrued compensation expense of $536,535 in relation to cash bonuses payable on the achievement of specified corporate goals based on the expected outcomes related to the prescribed performance targets. To the extent this is payable, this cash bonus compensation payment has currently been deferred indefinitely.

As of December 31, 2024, the Company had recognized total compensation expense of $494,812. The Company has unrecognized compensation expense of $205,730 in relation to the RSUs from grants in 2023, of which $0 is in relation to RSUs that vested in 2024, $80,175 in relation to RSUs that will vest in 2025, and $125,555 in relation to RSUs that will vest in 2026 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total Award $	Vesting Year	Amortized 2024 $	Amortized 2023 $	Un-Amortized $
242,902	2024	148,132	94,770	-
231,266	2025	103,578	47,513	80,175
226,374	2026	69,116	31,703	125,555
700,542		320,826	173,986	205,730

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 11 - Subsequent Events

Equity Distribution Agreement

During the period from January 1, 2025 through March 20, 2025, the Company sold 348,706 shares of common stock for aggregate proceeds (net of broker commissions and fees) of approximately $210,104 under the 2022 EDA.

RSUs Vesting

On January 1, 2025, 21,583 RSUs previously granted to a contractor vested and resulted in the issuance of 21,583 shares of common stock.

On February 22, 2025, 4,667 RSUs previously granted to an employee vested and resulted in the issuance of 2,750 shares of common stock. An aggregate of 1,917 shares of common stock were withheld for taxes and returned to the 2015 Plan

On March 13, 2025, 113,343 RSUs previously granted to an employee vested and resulted in the issuance of 73,220 shares of common stock. An aggregate of 40,123 shares of common stock were withheld as taxes and returned to the 2015 Plan

RSUs Granted

Effective January 15, 2025, the Company granted RSUs of 50,000 shares of common stock to a non-executive officer and director of the Company in exchange for services provided to the Company. These RSUs vest over 3 years, with approximately one-third vesting on each of January 15, 2026, January 15, 2027 and January 15, 2028, subject to continued service by the employee, and will result in total compensation expense of $31,505.

Effective January 15, 2025, the Company granted RSUs of 16,912 shares of common stock to four Scientific Advisory Board members of the Company in exchange for services provided to the Company. These RSUs vest over 1 years, vesting on January 15, 2026, subject to continued service by the to Scientific Advisory Board members, and will result in total compensation expense of $10,656.

Effective February 26, 2025, the Company granted RSUs of 125,000 shares of common stock under the 2015 Plan to a consultant in exchange for services provided to the Company. These RSUs vest on May 13, 2025, subject to continued service by the consultant, and will result in total compensation expense of $73,000.

Effective February 26, 2025, the Company granted RSUs of 25,000 shares of common stock under the 2024 Plan to a consultant  in exchange for services provided to the Company. These RSUs vest on May 13, 2025, subject to continued service by the consultant, and will result in total compensation expense of $14,600.

Effective March 7, 2025, the Company granted RSUs of 12,500 shares of common stock under the 2015 Plan to a consultant in exchange for services provided to the Company. These RSUs vest on March 7, 2026, subject to continued service by the consultant, and will result in total compensation expense of $7,563.

Effective March 17, 2025, the Compensation Committee of the Board of Directors approved the granting of cash bonuses of up to two months’ gross salary to the salaried employees of the Company and its affiliates, payable upon achievement of various corporate goals focused around licensing, revenue, cost reduction and non-dilutive funding.  Pursuant to the terms of the grants, conditioned upon the achievement by the Company or its affiliates/subsidiaries of one or more of the specified corporate goals as set forth in the minutes of the Compensation Committee, and providing that the bonus recipients commenced employment prior to October 1, 2025 and continued employment until at least December 31, 2025, at the sole discretion of both the Chief Executive Officer and the Chief Financial Officer, the Company would pay a cash bonus to such award recipients in their January 2026 monthly payroll.

Effective March 17, 2025, the Compensation Committee of the Board of Directors approved the granting of RSUs of 2,868,000 shares of common stock under the 2024 Plan, payable upon the achievement of various corporate goals focused around licensing, revenue, cost reduction and non-dilutive funding, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries in exchange for services provided to the Company. Pursuant to the terms of the grants, conditioned upon the achievement by the Company or its affiliates/subsidiaries of one or more of the corporate goals as set forth in the minutes of the Compensation Committee, as determined in the sole discretion of the Compensation Committee, these RSU will vest at a rate of approximately one-third vesting on each of March 17, 2026, March 17, 2027, and March 17, 2028 subject to continued service of the award recipient to the Company through the applicable vesting dates, and will result in total compensation expense of $1,634,760.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2024 and 2023

($ expressed in United States Dollars)

Note 11 - Subsequent Events (continued)

RSUs Cancellations

On February 28, 2025, 28,200 RSUs previously granted to a consultant of the Company were cancelled and returned as authorized shares under the 2015 Plan upon cessation of a service contract prior to vesting.

On March 15, 2025, 50,350 RSUs previously granted to a Company employee were cancelled and returned as authorized shares under the 2015 Plan upon resignation prior to vesting.

Options

The following table summarizes the modifications to options on January 29, 2025 where the Company modified a total of 545,000 options to extend their expiry dates to ten years from the original dates of grant. This resulted in $103,573 of expense.

Amendment Date	Equity Incentive Plan	Stock Options	Grant Date	New Expiration Date	Option Expense
		#			$
January 29, 2025	2015	545,000	February 11, 2019	February 11, 2029	103,573
		545,000			103,573

Options Cancellations

On March 20, 2025, 26,200 Options previously granted to a Company employee on August 3, 2021 were cancelled and returned as authorized shares under the 2015 Plan following termination.

Registered Direct Offering

On March 24, 2025, the Company entered into a securities purchase agreement with the several purchasers, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the 2021 Form S-3, an aggregate of (i) 2,363,636 shares of the Company’s common stock to certain of its directors and executive officers, and certain of its existing stockholders (collectively, the “Insiders”) at an offering price of $0.55 per share (the “Insider Shares”), and (ii) 1,739,087 shares of common stock (the “Warrant Investor Shares” and, together with the Insider Shares, the “March 2025 Shares”), together with common stock purchase warrants to purchase up to 1,739,087 shares of common stock (the “March 2025 Warrants”), at a combined offering price of $0.55 per Warrant Investor Share and accompanying March 2025 Warrant, to certain other existing stockholders of the Company and new investors (collectively, the “Warrant Investors”). Each March 2025 Warrant has an exercise price per share of $0.66, and is exercisable on or after March 26, 2025 through and until March 26, 2030. The Insiders did not receive any March 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the March 2025 Shares and the March 2025 Warrants was $2.3 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above excludes any proceeds arising from the exercise of the March 2025 Warrants.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2023, that our disclosure controls and procedures were not effective as of December 31, 2024, because of material weaknesses in our internal control over financial reporting, as described below.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with GAAP.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to material weaknesses.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address the material weakness described above. These remediation efforts are ongoing and include or are expected to include:

•	replacing our outside service providers to centralize the accounting function in-house;
•

engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified;

•	preparation of written documentation of our internal control policies and procedures, and
•	we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP.

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

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation of the material weakness in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Insider Trading Policies and Procedures

The Company has an insider trading policy and procedures governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all directors, officers, employees and certain other persons. It is also the Company’s policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable stock exchange listing standards, when the Company engages in transactions in the Company’s securities. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Report.

The remaining information required under this item is incorporated by reference from our definitive proxy statement related to our 2025 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference from the Proxy Statement.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Included in Part II, Item 8 of this Report and are incorporated by reference herein.

2.	Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement for Sale and Purchase of Shares by and between Singapore Volition and ValiRX, dated September 22, 2010.	8-K/A	000-30402	2.1	5/8/12
2.2	Supplementary Agreement to the Share Purchase Agreement, by and between Singapore Volition and ValiRX, dated June 9, 2011.	8-K/A	000-30402	10.15	1/11/12
2.3	Share Exchange Agreement by and among Standard Capital Corporation, the controlling shareholders of Standard Capital Corporation, Singapore Volition and the shareholders of Singapore Volition, dated September 26, 2011.	8-K	000-30402	2.1	9/29/11
2.4	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders, dated September 27, 2011.	8-K/A	000-30402	10.28	4/5/12
3.1	Second Amended and Restated Certificate of Incorporation, as currently in effect.	S-8	333-280974	4.2	7/24/24
3.2	Amended and Restated Bylaws, as currently in effect.	10-Q	001-36833	3.2	5/13/24
4.1	Description of Capital Stock.	10-K	001-36833	4.1	2/20/20
4.2	Form of Underwriter Warrant issued to Prime Executions, Inc. dba Freedom Capital Markets.	8-K	001-36833	4.1	6/5/23
4.3	Form of Pre-Funded Warrant.	8-K	001-36833	4.1	8/12/24
4.4	Form of Series A Common Stock Warrant.	8-K	001-36833	4.2	8/12/24
4.5	Form of Series B Common Stock Warrant.	8-K	001-36833	4.3	8/12/24
4.6	Form of Form A Common Stock Purchase Warrant.	8-K	001-36833	4.1	12/9/24
4.7	Form of Form B Common Stock Purchase Warrant.	8-K	001-36833	4.2	12/9/24
10.1	Non-Exploitation and Third-Party Patent License Agreement, by and among ValiBio SA, ValiRX plc and The Walloon Region, dated December 17, 2009.	8-K/A	000-30402	10.6	2/24/12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2#	VolitionRx Limited 2011 Equity Incentive Plan dated November 17, 2011.	8-K	000-30402	4.1	11/18/11
10.3#	VolitionRx Limited 2011 Equity Incentive Plan Form of Stock Option Agreement.	8-K	000-30402	4.2	11/18/11
10.4#	VolitionRx Limited 2011 Equity Incentive Plan Form of Stock Award Agreement for Restricted Stock.	8-K	000-30402	4.3	11/18/11
10.5#	VolitionRx Limited 2015 Stock Incentive Plan, as amended April 17, 2023.	8-K	001-36833	10.1	6/30/23
10.6#	Form of Notice of Stock Option Grant and Stock Option Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.2	10/14/16
10.7#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.3	10/14/16
10.8#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.4	10/14/16
10.9#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.5	10/14/16
10.10#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.6	10/14/16
10.11#	Form of Notice of Performance Shares Award and Performance Shares Award Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.7	10/14/16
10.12#	Form of Independent Director Agreement.	10-Q	001-36833	10.33	5/12/15
10.13	Real Estate Capital Lease Agreement, by and between Belgian Volition and ING Asset Finance Belgium S.A., dated October 4, 2016 (English translation of French original).	8-K	001-36833	10.1	10/31/16
10.14#	Employment Agreement, by and between Volition Diagnostics UK Limited and Jacob Micallef, dated March 7, 2017.	10-K	001-36833	10.28	3/10/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15#	Employment Agreement, by and between Volition Diagnostics UK Limited and Martin Faulkes, dated March 7, 2017.	10-K	001-36833	10.30	3/10/17
10.16	Unsecured Credit Agreement, by and among VolitionRx Limited, SPRL Belgian Volition and Wallonne de Financement a l’ Exportation et de l’Internationalisation des Enterprises Wallones (English translation of French original), dated September 20, 2017.	8-K	001-36833	10.1	9/21/17
10.17	Clinical Study Agreement, by and between Volition America, Inc. and the Regents of the University of Michigan, dated July 17, 2017.	10-Q	001-36833	10.1	11/09/17
10.18	Amendment #1 to Clinical Study Agreement, by and between Volition America, Inc. and the Regents of the University of Michigan, dated February 17, 2020.	10-K	001-36833	10.22	2/20/20
10.19#	Consulting Services Agreement, by and between Singapore Volition Pte. Limited and PB Commodities Pte. Ltd. (Cameron Reynolds), dated December 1, 2020.	10-Q	001-36833	10.1	11/12/20
10.20#†	Common Stock Warrant issued by VolitionRx Limited to Gael Forterre, dated January 1, 2021.	10-K	001-36833	10.18	03/22/21
10.21#†	Singapore Volition Pte. Limited Employment Agreement Group Chief Financial Officer, by and between Singapore Volition Pte. Limited and Terig Hughes, dated January 27, 2021 and effective February 1, 2021, including the form of Common Stock Warrant attached as Schedule 2.	10-K	001-36833	10.19	3/22/21
10.22#†	Volition America, Inc. Employment Agreement Group Chief Commercial Officer, by and between Volition America and Gael Forterre, dated February 1, 2021.	10-K	001-36833	10.20	3/22/21
10.23#	Volition Veterinary Diagnostics Development, LLC Employment Agreement Chief Executive Officer, by and between Volition Veterinary Diagnostics Development, LLC and Salvatore Thomas Butera, dated March 25, 2021.	10-Q	001-36833	10.6	5/11/21

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.24#	Volition America, Inc. Employment Agreement Chief Operating Officer, by and between Volition America, Inc. and Gaetan Michel, dated September 15, 2021.	10-Q	001-36833	10.1	11/10/21
10.25#†	Consulting Services Agreement, by and between Volition Global Services SRL and 3F Management SPRL (Gaetan Michel), dated September 15, 2020.	10-Q	001-36833	10.2	11/10/21
10.26#	Employment Agreement Group General Counsel, by and between Volition Diagnostics UK Limited and Nick Plummer, dated August 23, 2021.	10-Q	001-36833	10.3	11/10/21
10.27†	Master License and Product Supply Agreement, by and between Belgian Volition SRL and Heska Corporation, dated March 28, 2022.	10-Q	001-36833	10.1	5/11/22
10.28	Equity Distribution Agreement, by and between VolitionRx Limited and Jefferies LLC, dated May 20, 2022.	8-K	001-36833	1.1	5/20/22
10.29	Underwriting Agreement, by and between VolitionRx Limited and Newbridge Securities Corporation, dated February 17, 2023.	8-K	001-36833	1.1	2/21/23
10.30#	Singapore Volition Pte. Limited Employment Agreement Group Chief Executive Officer, by and between Singapore Volition and Cameron Reynolds.	10-K	001-36833	10.27	3/15/23

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.31	Underwriting Agreement, dated June 1, 2023, by and between Volition Rx Limited and Prime Executions, Inc. dba Freedom Capital Markets.	8-K	001-36833	1.1	6/5/23
10.32#	Contract of Employment, by and between Volition Diagnostics UK Ltd. And Dr. Andrew Retter, dated March 19, 2024	10-K	001-36833	10.36	3/25/24
10.33#	2024 Stock Incentive Plan.	8-K	001-36833	10.1	7/3/24
10.34#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(a)	7/24/24
10.35#	Form of Notice of Performance Shares Award and Performance Shares Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(b)	7/24/24
10.36#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(c)	7/24/24
10.37#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(d)	7/24/24
10.38#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(e)	7/24/24
10.39#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(f)	7/24/24
10.40	Form of Securities Purchase Agreement, dated August 8, 2024, by and among the Company and the purchaser party thereto.	8-K	001-36833	10.1	8/12/24
10.41#†	Permanent employment contract, by and among Belgian Volition SPRL and Gaetan Michel, effective September 2, 2024.	10-Q	001-36833	10.3	11/14/24
10.42#†	First amendment to Consulting Services Agreement, between Volition Global Services SRL and 3F Management SPRL, effective September 1, 2024.	10-Q	001-36833	10.4	11/14/24
10.43#†	Independent Director Agreement, dated November 6, 2024, by and between VolitionRx Limited and Timothy I. Still					X
10.44	Securities Purchase Agreement, dated as of December 5, 2024, by and among the Company and the purchasers on the signature pages thereto.	8-K	001-36833	10.1	12/9/24

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
19.1	Insider Trading & Blackout Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page of this Report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback and Forfeiture Policy	10-K	001-36833	97.1	3/25/24

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1 INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement.
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

VOLITIONRX LIMITED

Dated: March 31, 2025	By:	/s/ Cameron Reynolds
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

Signature	Title	Date

/s/ Cameron Reynolds	President, Chief Executive Officer and Director	March 31, 2025
Cameron Reynolds	(Principal Executive Officer)

/s/ Terig Hughes	Chief Financial Officer and Treasurer	March 31, 2025
Terig Hughes	(Principal Financial and Accounting Officer)

/s/ Timothy I Still	Director	March 31, 2025
Timothy I. Still

/s/ Guy Innes	Director	March 31, 2025
Guy Innes

/s/ Dr. Alan Colman	Director	March 31, 2025
Dr. Alan Colman

/s/ Dr. Phillip Barnes	Director	March 31, 2025
Dr. Phillip Barnes

/s/ Dr. Ethel Rubin	Director	March 31, 2025
Dr. Ethel Rubin

/s/ Kim Nguyen	Director	March 31, 2025
Kim Nguyen

/s/ Mickie Henshall	Director	March 31, 2025
Mickie Henshall

