Form 10-Q
period 2025-03-31
VOLITIONRX LTD
filed 2025-05-15
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were 103,022,677 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

NucleosomicsTM,, Capture-PCRTM, Nu.Q® and Capture-SeqTM and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries. All other trademarks, service marks and trade names referred to herein are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,”  and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).  In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; and statements relating to the assumptions underlying any of the foregoing.  We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our inability to generate any significant revenues or achieve profitability;
•	Our need to raise additional capital in the future;
•	Our expansion of our product development and sales and marketing capabilities could give rise to difficulties in managing our growth;
•	Our dependence on third-party distributors;
•	Our limited experience with sales and marketing;
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;
•	Our ability to successfully develop, manufacture, market, and sell our future products;
•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;
•	The acceptance by the marketplace of our future products;
•	The highly competitive and rapidly changing nature of the diagnostics market;
•	Protection of our patents, intellectual property and trade secrets;
•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;
•	The material weaknesses in our internal control over financial reporting that we have identified;
•	Pressures related to macroeconomic and geopolitical conditions; andOther risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”).

For additional information, refer to the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” within this Report, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025 (our “Annual Report”), and the other documents that we have filed with the SEC.

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

3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	March 31,	December 31,
	2025	2024
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	2,600,342	3,264,429
Accounts receivable	187,830	110,574
Prepaid expenses	250,061	338,660
Other current assets	255,769	343,145
Total Current Assets	3,294,002	4,056,808

Property and equipment, net	4,348,316	4,429,152
Operating lease right-of-use assets	560,610	599,816
Intangible assets, net	317,129	313,747
Total Assets	8,520,057	9,399,523

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	3,011,897	2,766,178
Accrued liabilities	3,698,868	3,476,903
Deferred revenue	230,000	230,000
Management and directors’ fees payable	54,392	30,086
Current portion of long-term debt	862,475	860,223
Current portion of finance lease liabilities	49,179	46,737
Current portion of operating lease liabilities	224,690	221,755
Current portion of grant repayable	63,750	60,979
Warrant liability	77,848	97,886
Total Current Liabilities	8,273,099	7,790,747

Deferred revenue, net of current portion	22,663,400	22,663,400
Long-term debt, net of current portion	5,532,382	3,952,846
Finance lease liabilities, net of current portion	330,847	328,338
Operating lease liabilities, net of current portion	369,342	410,686
Grant repayable, net of current portion	377,662	361,242
Total Long-Term Liabilities	29,273,633	27,716,512
Total Liabilities	37,546,732	35,507,259

Stockholders' Deficit
Common Stock
Authorized: 175,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 100,746,467 shares and 96,097,485 shares, respectively	100,747	96,098
Additional paid-in capital	206,961,962	204,154,994
Accumulated other comprehensive income	131,702	385,631
Accumulated deficit	(234,968,102)	(229,544,343)
Total VolitionRx limited Stockholders' Deficit	(27,773,691)	(24,907,620)
Non-controlling interest	(1,252,984)	(1,200,116)
Total Stockholders’ Deficit	(29,026,675)	(26,107,736)

Total Liabilities and Stockholders’ Deficit	8,520,057	9,399,523

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended March 31,
	2025	2024
	$	$
Revenues
Service	115,476	2,938
Product	130,909	168,597
Total Revenues	246,385	171,535
Operating Expenses
Research and development	2,607,444	4,629,527
General and administrative	2,243,362	2,253,743
Sales and marketing	917,299	1,672,769
Total Operating Expenses	5,768,105	8,556,039
Operating Loss	(5,521,720)	(8,384,504)
Other Income (Expenses)
Grant income	121,566	-
Interest income	158	8,654
Interest expense	(96,669)	(77,233)
Gain (Loss) on change in fair value of warrant liability	20,038	(18,922)
Total Other Income (Expenses)	45,093	(87,501)
Net Loss	(5,476,627)	(8,472,005)
Net Loss attributable to Non-Controlling Interest	52,868	104,617
Net Loss attributable to VolitionRx Stockholders	(5,423,759)	(8,367,388)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(253,929)	15,026
Net Comprehensive Loss	(5,730,556)	(8,456,979)
Loss Per Common Share – Attributable to Common Stockholders - Basic and Diluted	(0.06)	(0.10)
Weighted Average Shares Outstanding – Basic and Diluted	96,536,052	81,956,660

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three Months Ended March 31, 2025 and March 31, 2024

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2024	96,097,485	96,098	204,154,994	385,631	(229,544,343)	(1,200,116)	(26,107,736)

Common stock issued for cash, net of issuance costs	4,551,429	4,551	2,380,103	-	-	-	2,384,654
Common stock issued for settlement of RSUs	97,553	98	(98)	-	-	-	-
Stock-based compensation in relation to modification of options			103,573				103,573
Stock-based compensation	-	-	347,801	-	-	-	347,801
Tax withholdings paid related to stock-based compensation	-	-	(24,411)	-	-	-	(24,411)
Foreign currency translation	-	-	-	(253,929)	-	-	(253,929)
Net loss for the period	-	-	-	-	(5,423,759)	(52,868)	(5,476,627)
Balance, March 31, 2025	100,746,467	100,747	206,961,962	131,702	(234,968,102)	(1,252,984)	(29,026,675)

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2023	81,898,321	81,898	194,448,414	243,940	(202,576,507)	(909,967)	(8,712,222)
Common stock issued for cash, net of issuance costs	13,350	13	15,721	-	-	-	15,734
Common stock issued for settlement of RSUs	68,169	69	(69)	-	-	-	-
Stock-based compensation	-	-	411,220	-	-	-	411,220
Tax withholdings paid related to stock-based compensation	-	-	(3,062)	-	-	-	(3,062)
Common stock issued in lieu of license fee	129,132	129	125,129	-	-	-	125,258
Foreign currency translation	-	-	-	15,026	-	-	15,026
Net loss for the period	-	-	-	-	(8,367,388)	(104,617)	(8,472,005)
Balance, March 31, 2024	82,108,972	82,109	194,997,353	258,966	(210,943,895)	(1,014,584)	(16,620,051)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Three Months Ended March 31,
	2025	2024
	$	$
Operating Activities
Net loss	(5,476,627)	(8,472,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251,941	263,207
Amortization of operating lease right-of-use assets	56,325	58,866
Stock-based compensation	451,374	411,220
Gain on change in fair value of warrant liability	(20,038)	18,922
Changes in operating assets and liabilities:
Prepaid expenses	88,599	(572,917)
Accounts receivable	(77,256)	106,325
Other current assets	87,376	(109,978)
Accounts payable and accrued liabilities	372,042	11,755
Management and directors’ fees payable	24,306	621
Right-of-use assets operating leases liabilities	(56,060)	(58,400)
Net Cash Used In Operating Activities	(4,298,018)	(8,342,384)
Investing Activities
Purchases of property and equipment	(1,808)	(28,809)
Purchase of License	-	(50,000)
Net Cash Used In Investing Activities	(1,808)	(78,809)
Financing Activities
Net proceeds from issuances of common stock	2,384,654	15,733
Tax withholdings paid related to stock-based compensation	(24,411)	(3,062)
Proceeds from long-term debt	1,570,176	-
Payments on long-term debt	(251,759)	(210,183)
Payments on finance lease obligations	(11,580)	(11,886)
Net Cash Provided By (Used In) Financing Activities	3,667,080	(209,398)
Effect of foreign exchange on cash	(31,341)	(327,229)
Net change in cash and cash equivalents	(664,087)	(8,957,820)
Cash and cash equivalents – Beginning of the Period	3,264,429	20,729,983
Cash and cash equivalents – End of the Period	2,600,342	11,772,163

Supplemental Disclosures of Cash Flow Information
Interest paid	96,669	77,233
Non-Cash Financing Activities
Common stock issued upon settlement of vested RSUs	98	197
Offering costs from issuance of common stock	134,329	-
Common stock issued for License rights	-	125,258
Non-cash note payable	292,470	294,603

(The accompanying notes are an integral part of these condensed consolidated financial statements)

 VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2025 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in the Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025.

Fair Value Measurements at March 31, 2025

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	77,848	-	77,848

Fair Value Measurements at December 31, 2024

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	97,886	-	97,886

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

As of March 31, 2025, the warrant liability was $77,848. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the three months ended March 31, 2025.

Warrant Liability
Total
$
Balance at December 31, 2023	126,649
Gain on change in fair value of warrant liability	(28,763)
Balance at December 31, 2024	97,886
Gain on change in fair value of warrant liability	(20,038)
Balance at March 31, 2025	77,848

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of March 31, 2025, 48,265,651 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

For the three months ended March 31, 2025, the Company incurred a net loss of $5.5 million and used cash flows in operating activities of $4.3 million. As of March 31, 2025, the Company had cash and cash equivalents of $2.6 million and an accumulated deficit of $235.0 million.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of March 31, 2025 and December 31, 2024:

		March 31, 2025	December 31, 2024
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	727,262	701,505
Laboratory equipment	5 years	4,747,553	4,600,168
Office furniture and equipment	5 years	372,712	359,337
Buildings	30 years	2,071,304	1,981,247
Building improvements	5-15 years	1,711,554	1,637,139
Land	Not amortized	129,852	124,206
Total property and equipment		9,760,237	9,403,602
Less accumulated depreciation		5,411,921	4,974,450
Total property and equipment, net		4,348,316	4,429,152

During the three-month periods ended March 31, 2025 and March 31, 2024, the Company recognized $246,248 and $277,501, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

	March 31, 2025	December 31, 2024
	Cost $	Cost $
Patents and Licenses	1,408,333	1,354,274
Total Patents and Licenses	1,408,333	1,354,274
Less accumulated amortization	1,091,204	1,040,527
Total Patents and Licenses, net	317,129	313,747

During the three-month periods ended March 31, 2025 and March 31, 2024, the Company recognized $5,693 and $(14,294), respectively, in amortization expense.

The Company amortizes the patents and licenses on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2025	$15,561
2026	$20,748
2027	$20,748
2028	$20,748
2029	$20,748
Greater than 5 years	$218,576
Total Intangible Assets	$317,129

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360, “Property, Plant and Equipment,” as of December 31, 2024. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2024.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of March 31, 2025, the Company was authorized to issue 175 million shares of common stock, par value $0.001 per share, of which 100,746,467 and 96,097,485 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Stock Option Exercises

During the three months ended March 31, 2025, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

On March 20, 2025, 26,200 vested stock options previously granted to an employee were cancelled and returned as authorized shares under the 2015 Stock Incentive Plan (the “2015 Plan”) on the expiration of the exercise period following the resignation of such employee.

RSU Settlements

Below is a table summarizing the RSUs that vested and settled during the three months ended March 31, 2025, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,583	Jan 1, 2025	21,583	-
2015	4,667	Feb 22, 2025	2,750	1,917
2015	33,503	Mar 13, 2025	21,643	11,860
2015	38,198	Mar 13, 2025	24,676	13,522
2015	41,642	Mar 13, 2025	26,901	14,741
	139,593		97,553	42,040

2025 Equity Capital Raise

On March 24, 2025, the Company entered into a securities purchase agreement with the several purchasers, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259783) declared effective by the SEC on November 8, 2021 (the “2021 Form S-3”), an aggregate of (i) 2,363,636 shares of the Company’s common stock to certain of its directors and executive officers, and certain of its existing stockholders (collectively, the “Insiders”) at an offering price of $0.55 per share (the “Insider Shares”), and (ii) 1,739,087 shares of common stock (the “March 2025 Warrant Investor Shares” and, together with the Insider Shares, the “March 2025 Shares”), together with common stock purchase warrants to purchase up to 1,739,087 shares of common stock (the “March 2025 Warrants”), at a combined offering price of $0.55 per March 2025 Warrant Investor Share and accompanying March 2025 Warrant, to certain other existing stockholders of the Company and new investors (collectively, the “Warrant Investors”). Each March 2025 Warrant has an exercise price per share of $0.66, and is exercisable on or after March 26, 2025 through and until March 26, 2030. The Insiders did not receive any March 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the March 2025 Shares and the March 2025 Warrants was $2.3 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above excludes any proceeds arising from the exercise of the March 2025 Warrants. The shares of common stock underlying the March 2025 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the March 2025 Warrants were subsequently registered pursuant to a Registration Statement on Form S-1 (File No. 333-286401) declared effective by SEC on April 15, 2025 (the “2025 Form S-1”), and were withdrawn from the 2021 Form S-3.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2024 Equity Capital Raise

On August 8, 2024, the Company entered into a securities purchase agreement with a purchaser pursuant to which the Company issued and sold to such purchaser, in a registered direct offering under the 2021 Form S-3 (the “2024 Equity Capital Raise”), an aggregate of 9,170,000 shares of the Company’s common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,557,273 shares of the Company’s common stock (the “Pre-Funded Warrant Shares”), Series A common stock warrants (the “Series A Warrants”)  to purchase up to 12,727,273 shares of the Company’s common stock (the “Series A Warrant Shares”) and Series B common stock warrants (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants” and, together with the shares of common stock offered in the 2024 Equity Capital Raise and the Pre-Funded Warrants, the “Securities”) to purchase up to 12,727,273 shares of the Company’s common stock the “Series B Warrant Shares,” together with the Pre-Funded Warrant Shares and the Series A Warrant Shares, the “August 2024 Warrant Shares” . The exercise prices of the Pre-Funded Warrants and the Common Warrants is $0.001 per share and $0.57 per share, respectively.  H.C. Wainwright & Co. acted as the exclusive placement agent for the Company in the offering.  The combined offering price for a share of common stock and accompanying Common Warrants was $0.55 and the combined offering price for a Pre-Funded Warrant and accompanying Common Warrants was $0.549.  The net proceeds received by the Company for the issuance and sale of the Securities was $6.4 million, before deducting offering expenses of $0.1 million paid by the Company.  In addition, the Company issued warrants to the placement agent to purchase an aggregate of 381,818 shares of Company common stock on substantially the same terms as the Series B Warrants at an exercise price of $0.6875 per share.  The net proceeds above assumes the exercise of the Pre-Funded Warrants but excludes any proceeds arising from the exercise of the Common Warrants or the placement agent warrants. The August 2024 Warrant Shares were initially registered pursuant to the 2021 Form S-3.  The August 2024 Warrant Shares were subsequently registered pursuant to the 2025 Form S-1, and were withdrawn from the 2021 Form S-3.

On December 5, 2024, the Company entered into a securities purchase agreement with several purchasers, including certain of its directors and executive officers (the “Insider Investors”), pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the 2021 Form S-3, an aggregate of (i) 445,648 shares to the Insider Investors at an offering price of $0.5722 per share and (ii) a further 2,857,389 shares of our common stock (the “December 2024 Warrant Investor Shares” and, together with the Insider Shares, the “December 2024 Shares”), together with 2,857,389 common stock purchase warrants to purchase up to 2,857,389 shares of our common stock (the “Form A Warrants”) and 2,857,389 common stock purchase warrants to purchase up to 1,428,693 shares of our common stock (the “Form B Warrants” and, together with the Form A Warrants, the “December 2024 Warrants”), at a combined offering price of $0.5722 per December 2024 Warrant Investor Share and accompanying December 2024 Warrants, to certain existing stockholders of the Company and new investors (collectively, the “Warrant Investors”). The December 2024 Shares, Form A Warrants, and Form B Warrants were separately issued. Each Form A Warrant has an exercise price per share of $0.5722 and each Form B Warrant has an exercise price per share of $0.71525. Each December 2024 Warrant is exercisable on or after December 9, 2024 through and until December 9, 2029. The net proceeds received by the Company for the issuance and sale of the December 2024 Shares and the December 2024 Warrants was $1.9 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above excludes any proceeds arising from the exercise of the December 2024 Warrants. The shares of common stock underlying the December 2024 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the December 2024 Warrants were subsequently registered pursuant to a Registration Statement on Form S-1 (File No. 333-286401) declared effective by SEC on April 15, 2025 (the “2025 Form S-1”), and were withdrawn from the 2021 Form S-3.

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

During the three months ended March 31, 2025, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $262,484 under the 2022 EDA through the sale of 448,706 shares of its common stock. As of March 31, 2025, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $2.4 million under the 2022 EDA through the sale of 1,945,838 shares of its common stock.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Common Stock Warrants

The following table summarizes the changes in common stock warrants of the Company outstanding during the three-month period ended March 31, 2025.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	34,542,219	0.581
Granted	1,739,087	0.660
Expired/Cancelled	-	-
Outstanding at March 31, 2025	36,281,306	0.585

Exercisable at March 31, 2025	36,281,306	0.585

Below is a table summarizing the common stock warrants issued and outstanding as of March 31, 2025, which have an aggregate weighted average remaining contractual life of 4.09 years. The proceeds if exercised assume the warrants are exercised for cash.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
3,557,273	3,557,273	0.0010	-	3,557
25,454,546	25,454,546	0.5700	3.36	14,509,091
2,857,389	2,857,389	0.5722	4.70	1,634,998
1,739,087	1,739,087	0.6600	4.99	1,147,797
381,818	381,818	0.6875	4.36	262,500
1,428,693	1,428,693	0.7153	4.70	1,021,873
448,500	448,500	2.0000	3.21	897,000
54,000	54,000	3.0500	3.51	164,700
50,000	50,000	3.4500	0.92	172,500
125,000	125,000	3.9500	1.76	493,750
185,000	185,000	4.9000	1.84	906,500
36,281,306	36,281,306			21,214,266

Stock-based compensation expense related to warrants of nil and $5,071 was recorded in the three months ended March 31, 2025 and March 31, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $nil. As of March 31, 2025, the total intrinsic value of warrants outstanding was $2,973,879.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options

The following table summarizes the changes in options outstanding of the Company during the three-month period ended March 31, 2025, all of which were issued pursuant to the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Plan.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	4,637,748	3.88
Forfeited	(66,200)	3.31
Outstanding at March 31, 2025	4,571,548	3.89

Exercisable at March 31, 2025	4,571,548	3.89

On January 29, 2025, the Company amended the terms of certain outstanding options granted pursuant to the 2015 Plan, such that the expiration date for outstanding options to purchase 545,000 shares of the Company's common stock, granted on February 11, 2019, was extended from six years from the date of grant to ten years from the date of grant, or an expiration date of February 11, 2029.  As a result of these amendments $103,573 was recorded as an additional options expense.

Below is a table summarizing the options issued and outstanding as of March 31, 2025, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option and RSU issuances commencing in 2016)and which have an aggregate weighted average remaining contractual life of 3.43 years. As of March 31, 2025, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which 106,429 shares of common stock remained available for future issuance thereunder. As of March 31, 2025, an aggregate of 7,500,000 shares of common stock were authorized for issuance under the 2024 Stock Incentive Plan ("the 2024 Plan"), of which 3,452,322 shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
545,000	545,000	3.25	3.87	1,771,250
893,548	893,548	3.40	6.35	3,038,063
740,000	740,000	3.60	5.11	2,664,000
1,607,837	1,607,837	4.00	1.49	6,431,348
89,163	89,163	4.38	2.82	390,534
50,000	50,000	4.80	1.76	240,000
646,000	646,000	5.00	1.99	3,230,000
4,571,548	4,571,548			17,765,195

Stock-based compensation expense related to stock options of $nil and $nil was recorded in the three months ended March 31, 2025 and March 31, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $nil. As of March 31, 2025, the total intrinsic value of stock options outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

c) (i) Restricted Stock Units – 2015 Plan

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2025, all of which were issued pursuant to the 2015 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2024	3,392,316	0.8000
Granted	204,412	0.6004
Vested/Settled	(139,593)	0.6564
Cancelled / Forfeited	(92,016)	1.7021
Outstanding at March 31, 2025	3,365,119	0.77

Below is a table summarizing the RSUs granted during the three months ended March 31, 2025, all of which were issued pursuant to the 2015 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs Granted (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2015	16,912	Jan 15, 2025	12 Months	Jan 16, 2026	N/A	N/A	10,656
2015	50,000	Jan 15, 2025	36 Months	Jan 15, 2026	Jan 15, 2027	Jan 15, 2028	31,505
2015	125,000	Feb 26, 2025	67 Days	May 13, 2025	N/A	N/A	73,000
2015	12,500	Mar 7, 2025	12 Months	Mar 7, 2026	N/A	N/A	7,563
	204,412						122,724

Below is a table summarizing the RSUs vested and settled during the three months ended March 31, 2025, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,583	Jan 1, 2025	21,583	-
2015	4,667	Feb 22, 2025	2,750	1,917
2015	33,503	Mar 13, 2025	21,643	11,860
2015	38,198	Mar 13, 2025	24,676	13,522
2015	41,642	Mar 13, 2025	26,901	14,741
	139,593		97,553	42,040

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c)  (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs cancelled during the three months ended March 31, 2025, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Forfeited Date	Vesting Date	RSUs Cancelled (#)
2015	3,600	Jan 3, 2025	Sep 28, 2025	3,600
2015	2,666	Jan 3, 2025	Oct 4, 2025	2,666
2015	3,600	Jan 3, 2025	Sep 28, 2026	3,600
2015	1,800	Feb 5, 2025	Sep 28, 2025	1,800
2015	1,800	Feb 5, 2025	Sep 28, 2026	1,800
2015	8,100	Feb 28, 2025	Sep 28, 2025	8,100
2015	12,000	Feb 28, 2025	Oct 4, 2025	12,000
2015	8,100	Feb 28, 2025	Sep 28, 2026	8,100
2015	34,000	Mar 15, 2025	Apr 4, 2025	34,000
2015	5,175	Mar 15, 2025	Sep 28, 2025	5,175
2015	6,000	Mar 15, 2025	Oct 4, 2025	6,000
2015	5,175	Mar 15, 2025	Sep 28, 2026	5,175
	92,016			92,016

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2025, all of which were issued pursuant to the 2015 Plan and which have an aggregate weighted average remaining contractual life of 0.77 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
125,000	0.5840	0.12
15,000	0.6010	1.50
400,000	0.6020	1.60
12,500	0.6050	0.93
66,912	0.6301	0.79
450,000	0.6750	2.05
450,000	0.6900	1.01
138,452	0.6949	0.17
581,400	0.7000	0.62
297,340	0.7057	0.08
343,192	0.7200	0.17
115,000	0.7425	1.15
9,333	0.9707	0.93
4,000	1.3100	0.63
9,333	1.3200	0.52
291,659	1.4600	0.23
17,332	1.5800	0.35
38,333	1.7200	0.42
333	2.1500	0.33
3,365,119

Stock-based compensation expense related to RSUs of $347,800 and $406,149 was recorded in the three months ended March 31, 2025 and March 31, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $2,565,365.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units - 2024 Plan

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2025, all of which were issued pursuant to the 2024 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2024	1,000,000	0.2070
Granted	3,047,678	0.5727
Vested/Settled	-	-
Cancelled / Forfeited	-	-
Outstanding at March 31, 2025	4,047,678	0.584

Exercisable at March 31, 2025	-	-

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) ii) Restricted Stock Units - 2024 Plan (continued)

Below is a table summarizing the RSUs granted during the three months ended March 31, 2025, all of which were issued pursuant to the 2024 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs Granted (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2024	25,000	Feb 26, 2025	77 Days	May 13, 2025	N/A	N/A	14,626
2024	154,678	Mar 1, 2025	12 Months	Mar 1, 2026	N/A	N/A	95,900
2024	2,868,000	Mar 17, 2025	36 Months	Mar 17, 2026	Mar 17, 2027	Mar 17, 2028	1,635,048
	3,047,678						1,745,574

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2025.

For the Three Months Ending March 31, 2025	Amount
$
2025	43,652
2026	58,202
2027	58,203
2028	58,202
2029	58,202
Greater than 5 years	138,213
Total	414,674
Less: Amount representing interest	(34,648)
Present value of minimum lease payments	380,026

b) Operating Lease Right-of-Use Obligations

Operating leases as of March 31, 2025, and December 31, 2024, consisted of the following:

	March 31, 2025	December 31, 2024
	$	$
Operating right-of-use assets	560,610	599,816

Operating lease liabilities, current portion	224,690	221,755
Operating lease liabilities, long term	369,342	410,686
Total operating lease liabilities	594,032	632,441

Weighted average remaining lease (months)	44	48
Weighted average discount rate	3.74%	3.70%

During the three months ended March 31, 2025, cash paid for amounts included for the measurement of lease liabilities was $58,083 and the Company recorded operating lease expense of $58,349.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of March 31, 2025.

For the Three Months Ending March 31, 2025	Amount
$
2025	187,225
2026	234,826
2027	154,155
2028	56,798
Total	633,004
Less: imputed interest	(38,972)
Total Operating Lease Liabilities	594,032

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the three months ended March 31, 2025, the Company recognized $26,764 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

For the Three Months Ending March 31, 2025	Amount
$
2025	67,450
2026	7,603
Total Operating Lease Liabilities	75,053

c) Grants Repayable

As of March 31, 2025, the total grant balance repayable was $441,412 and the payments remaining were as follows:

For the Three Months Ending March 31, 2025	Amount
$
2025	63,749
2026	44,228
2027	49,103
2028	52,511
2029	53,976
Greater than 5 years	177,845
Total Grants Repayable	441,412

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

As of March 31, 2025, the total balance for long-term debt payable was $6,394,857 and the payments remaining were as follows:

For the Three Months Ending March 31, 2025	Amount
$
2025	1,065,503
2026	1,121,248
2027	2,005,890
2028	3,220,798
2029	133,082
Greater than 5 years	184,325
Total	7,730,846
Less: amount representing interest	(1,335,989)
Total Long-Term Debt	6,394,857

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of March 31, 2025, $510,000 is still to be paid by the Company under this agreement. As of March 31, 2025, $510,000 is due by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $277,092. As of March 31, 2025, $277,092 is still to be paid by the Company under this agreement. As of March 31, 2025, $138,971 is due by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of March 31, 2025, $81,447 is still to be paid by the Company under this agreement and as of March 31, 2025, $26,142 is due by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $168,232. As of March 31, 2025, $168,232 is still to be paid by the Company under this agreement. As of March 31, 2025, $0 is due by the Company under this agreement.

In January 2024, the Company entered into an agreement with the University Medical Centre Amsterdam (“UMC”). to perform a retrospective study to evaluate the diagnostic potential of the Nu.Q® H3.1 nucleosomes as diagnostic, prognostic and phenotyping biomarkers in sepsis for a cost to the Company of $93,433. As of  March 31, 2025 , $93,433 is still to be paid by the Company under this agreement. As of March 31, 2025, $93,433 is due by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

e) Collaborative Agreement Obligations (continued)

As of March 31, 2025, the total amount to be paid for future research and collaboration commitments was $1,130,204 and the payments remaining were as follows:

	Total Amount Remaining	2025
	$	$
National University of Taiwan	510,000	510,000
MD Anderson Cancer Center	277,092	277,092
Guys and St Thomas	168,232	168,232
Xenetic Biosciences	81,447	81,447
UMC	93,433	93,433
Total Collaborative Obligations	1,130,204	1,130,204

f) Other Commitments

Belgian Volition

In connection with the acquisition of the Company’s former subsidiary, Volition Germany GMBH, the Company entered into a royalty agreement with the founder providing for the payment of royalties in the amount of 6% of net sales of Volition Germany’s nucleosomes as reagents to pharmaceutical companies for use in the development, manufacture and screening of molecules for use as therapeutic drugs for a period of five years post-closing. Volition Germany has been dissolved and its assets transferred to Belgian Volition.

As of March 31, 2025, $211 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of $119,031.

VolitionRx

On February 5, 2025, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $294,603 with fixed interest rate of 7.82%, maturing in November 2025. As of March 31, 2025, the maximum has been drawn down under this agreement and the principal balance payable was $163,668. The agreement is in relation to the directors and officers insurance policy.

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

h) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of March 31, 2025, the Company has recognized total compensation expense of $1,452,150 of which $527,940 is in relation to RSUs from grants in 2022 that vested in 2023, $516,040 is in relation to RSUs from such grants that will vest in 2024, and $408,170 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $72,588 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Amortized	Amortized
Award	Year	2025	2024	2023	2022	Un-Amortized
$	$	$	$	$	$	$
527,940	2023	-	-	393,853	134,087	-
516,040	2024	-	190,833	260,119	65,088	-
480,758	2025	12,382	171,518	177,584	46,686	72,588
1,524,738		12,382	362,351	831,556	245,861	72,588

As of March 31, 2025, the Company had recognized total compensation expense of $522,799. The Company has unrecognized compensation expense of $151,597 in relation to the RSUs from grants in 2023, of which, $50,316 in relation to RSUs that will vest in 2025, and $101,281 in relation to RSUs that will vest in 2026 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Amortized	Un-Amortized
Award	Year	2025	2024	2023	2025
$	$	$	$	$	$
242,902	2024	-	148,132	94,770	-
218,193	2025	16,786	103,578	47,513	50,316
213,301	2026	11,201	69,116	31,703	101,281
674,396		27,987	320,826	173,986	151,597

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

Effective March 17, 2025, the Compensation Committee of the Board of Directors approved the granting of RSUs of 2,868,000 shares of common stock under the 2024 Plan, payable upon the achievement of various corporate goals focused around licensing, revenue, cost reduction and non-dilutive funding, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries in exchange for services provided to the Company. Pursuant to the terms of the grants, conditioned upon the achievement by the Company or its affiliates/subsidiaries of one or more of the corporate goals as set forth in the minutes of the Compensation Committee, as determined in the sole discretion of the Compensation Committee, these RSU will vest at a rate of approximately one-third on each of March 17, 2026, March 17, 2027, and March 17, 2028 subject to continued service of the award recipient to the Company through the applicable vesting dates.

As of March 31, 2025, the Company had recognized total compensation expense of $40,973. The Company has unrecognized compensation expense of $1,594,074 in relation to the RSUs from grants in 2025, of which $522,689 is in relation to RSUs that will vest in 2026, $533,831 in relation to RSUs that will vest in 2027, and $537,554 in relation to RSUs that will vest in 2028 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Un-Amortized
Award	Year	2025	2025
$	$	$	$
545,026	2026	22,337	522,689
545,015	2027	11,184	533,831
545,006	2028	7,452	537,554
1,635,047		40,973	1,594,074

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Settlement of RSUs

On April 4, 2025, 31,667 RSUs previously granted to employees settled and resulted in the issuance of 28,867 shares of common stock. 2,800 shares of common stock were withheld for taxes and returned to the 2015 Plan.

On May 1, 2025, 297,340 RSUs previously granted to executive officers of the Company or its subsidiaries vested and resulted in the issuance of 248,908 shares of common stock. 48,432 shares of common stock were withheld for taxes and returned to the 2015 Plan.

On May 13, 2025, 350,000 RSUs previously granted to a consultant vested and resulted in the issuance of 350,000 shares of common stock.

Termination of 2022 EDA

Effective April 20, 2025, the Company terminated the 2022 EDA and no further sales of the Company's common stock will be made under the 2022 EDA. No additional sales of shares of the Company's common stock under the 2022 EDA were made between April 1, 2025 and April 20, 2025.

2025 ATM Sales Agreement

On April 22, 2025, the Company entered into a Capital On DemandTM Sales Agreement (the "2025 ATM Sales Agreement") with JonesTrading Institutional Services, LLC ("JonesTrading") to sell shares of the Company's common stock, with an aggregate offering price of up to $7.5 million, from time to time through an "at the market" offering pursuant to the Company's Registration Statement on Form S-3 filed November 8, 2024, as amended April 11, 2025 (File No. 333-283088) and declared effective April 18, 2025 (the "2024 Form S-3") through JonesTrading acting as the Company's agent. Although the Company is not obligated to sell any shares under the 2025 ATM Sales Agreement, from April 22, 2025 through May 1, 2025, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $20,574 through the sale of 40,162 shares of its common stock pursuant to the 2025 ATM Sales Agreement.

Exercise of Pre-Funded Warrants

On May 1, 2025, a holder of Pre-Funded Warrants partially exercised such warrants and purchased 1,958,273 shares of the Company’s common stock, at an exercise price of $0.001 per share, resulting in gross proceeds to the Company of $1,958.27. The shares issued upon exercise of the Pre-Funded Warrants were registered pursuant to the 2025 Form S-1.

RSUs Cancellations

On April 1, 2025, 3,000 RSUs previously granted to a Company employee were cancelled and returned as authorized shares under the 2015 Plan upon resignation prior to vesting.

RSUs Granted

Effective May 5, 2025, the Company granted RSUs of 200,000 shares of common stock under the 2024 Plan to a consultant in exchange for services provided to the Company. These RSUs vest on May 13, 2025, subject to continued service by the consultant, and will result in total compensation expense of $100,020.

Debt Financing Transaction

On May 15, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management XII LLC, a Delaware limited liability company (“Lind”).  Under the SPA, within ten (10) business days of signing, and subject to the satisfaction of certain closing conditions, the Company will receive $6,250,000 in funding from Lind in exchange for the issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $7,500,000 (the “Lind Note”) and a Common Stock Purchase Warrant for the purchase of 13,020,834 shares of the Company’s common stock at a price of $0.672 per share, subject to adjustment, and exercisable for 5 years (the “Lind Warrant”).  As additional consideration to Lind, the Company has agreed to pay a commitment fee in the amount of $218,750, which shall be paid by deduction from the funding to be received.

The Lind Note, which does not accrue interest, shall be repaid in eighteen (18) consecutive monthly installments in the amount of $416,666 beginning six months from the issuance date.  Lind may elect with respect to no more than two (2) monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company.  The monthly payments due under the Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined below), cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares.  The “Repayment Share Price” is defined in the Lind Note as ninety percent (90%) of the average of the five (5) lowest daily VWAPs for our common stock during the twenty (20) trading days prior to the payment date.

The Lind Note may be converted by Lind from time to time at a price of $0.72 per share, subject to adjustment (the “Conversion Price”). The dollar amount of any conversions by Lind will be applied to toward upcoming Lind Note payments in reverse chronological order.  The Lind Note may be prepaid in whole upon written notice on any business day following thirty (30) days after the earlier to occur of (i) the resale registration statement for the shares underlying the Lind Note and Lind Warrant being declared effective by the Securities and Exchange Commission or (ii) the date that the shares issued pursuant to conversion of the Lind Note may be immediately resold under Rule 144 without restriction on the number of shares to be sold or the manner of sale; but in the event of a prepayment notice, Lind may convert up to one-third (1/3) of principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

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

In July 2024, we launched the Nu.Q® Vet Cancer Test in Japan with Fujifilm Vet Systems Co. Ltd.

Recent Developments

On May 15, 2025, we entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management XII LLC, a Delaware limited liability company (“Lind”).  Under the SPA, within ten (10) business days of signing, and subject to the satisfaction of certain closing conditions, we will receive $6,250,000 in funding from Lind in exchange for the issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $7,500,000 (the “Lind Note”) and a Common Stock Purchase Warrant for the purchase of 13,020,834 shares of our common stock at a price of $0.672 per share, subject to adjustment, and exercisable for 5 years (the “Lind Warrant”).  As additional consideration to Lind, we have agreed to pay a commitment fee in the amount of $218,750, which shall be paid by deduction from the funding to be received.  The Lind Note, which does not accrue interest, shall be repaid in eighteen (18) consecutive monthly installments in the amount of $416,666 beginning six months from the issuance date.  The Lind Note may be converted by Lind from time to time at a price of $0.72 per share, subject to adjustment.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of March 31, 2025, we had cash and cash equivalents of approximately $2.6 million.

Net cash used in operating activities was $4.3 million for the three months ended March 31, 2025 and $8.3 million for the three months ended March 31, 2024, respectively. The decrease in cash used in operating activities for the period ended March 31, 2025 when compared to the same period in 2024 can be attributed to less expenditure on clinical trials.

Net cash used in investing activities was $0.0 million and $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The decrease was due to a reduction in purchases of laboratory equipment in the period ended March 31, 2025,  as compared to the same period in 2024 as well as the purchase of a license in the prior year period.

Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2025 and net cash used in financing activities was $0.2 million for the comparable period ended March 31, 2024. The increase in cash provided by financing activities for the period ended March 31, 2025 when compared to same period in 2024 was primarily due to $2.4 million in cash, before deducting offering expenses of $0.1 million, from the issuance and sale of shares of common stock and warrants in a registered direct offering that closed in March 2025, and $0.3 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended March 31, 2025.

For additional information on our “at the market facility,” and the March 2025 registered direct offering, refer to Note 6, Common Stock – Equity Distribution Agreement and – 2025 Equity Capital Raise,  of the notes to the condensed consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of March 31, 2025.

Approximate Payments (Including Interest) Due by Year
	Total	2025 - Remaining	2026 - 2029	Greater than 5 years
Description	$	$	$	$
Financing lease liabilities	414,674	43,652	232,809	138,213
Operating lease liabilities and short-term lease	708,057	254,675	453,382	-
Grants repayable	441,412	63,749	199,818	177,845
Long-term debt	7,730,846	1,065,503	6,481,018	184,325
Collaborative agreements obligations	1,130,204	1,130,204	-	-
Total	10,425,193	2,557,783	7,367,027	500,383

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

Results of Operations

Comparison of the Three-Months Ended March 31, 2025 and March 31, 2024

The following table sets forth our results of operations for the three months ended on March 31, 2025, and March 31, 2024, respectively.

	Three Months Ended March 31,
	2025	2024	Change	Change
	$	$	$	%
Service	115,476	2,938	112,538	>100%
Product	130,909	168,597	(37,688)	(22)%
Total Revenues	246,385	171,535	74,850	44%

Research and development	2,607,444	4,629,527	(2,022,083)	(44)%
General and administrative	2,243,362	2,253,743	(10,381)	(0)%
Sales and marketing	917,299	1,672,769	(755,470)	(45)%
Total Operating Expenses	5,768,105	8,556,039	(2,787,934)	(33)%

Grant income	121,566	-	121,566	>100%
Interest income	158	8,654	(8,496)	(98)%
Interest expense	(96,669)	(77,233)	(19,436)	25%
Gain on change in fair value of warrant liability	20,038	(18,922)	38,960	(>100)%
Total Other Income (Expenses)	45,093	(87,501)	132,594	(>100)%

Net Loss	(5,476,627)	(8,472,005)	(2,995,378)	(35)%

Revenues

Our operations are transitioning from a research and development focused stage to a commercialization stage. Revenues during the three-months ended March 31, 2025 were $246,385, compared with $171,535 for the three-months ended March 31, 2024. Our main source of revenue during the three months ended March 31, 2025 and March 31, 2024 was product revenues from sales of the Nu.Q® Vet Cancer Test. There was a significant increase in service revenue during the three months ended March 31, 2025 as compared to the same period in 2024.

Operating Expenses

Total operating expenses decreased to $5.8 million for the three months ended March 31, 2025 from $8.6 million for the three months ended March 31, 2024, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $2.6 million from $4.6 million for the three-months ended March 31, 2025, and March 31, 2024, respectively. This decrease was primarily related to decreased direct research and development expenses due to completion of clinical trials with DXOCRO in 2024 and lower personnel expenses. The number of full-time equivalent (“FTE”) personnel we employed in this division decreased by 14 to 52 compared to the prior year period.

	Three Months Ended March 31,
	2025	2024	Change
	$	$	$
Personnel expenses	1,630,904	2,213,209	(582,305)
Stock-based compensation	63,739	118,118	(54,379)
Direct research and development expenses	472,775	1,715,842	(1,243,067)
Other research and development	181,804	318,301	(136,497)
Depreciation and amortization	258,222	264,057	(5,835)
Total research and development expenses	2,607,444	4,629,527	(2,022,083)

General and Administrative Expenses

General and administrative expenses decreased to $2.2 million from $2.3 million for the three-months ended March 31, 2025, and March 31, 2024, respectively. The reduction is due to lower other general and administrative expenses offset by increased stock-based compensation during the period. The FTE personnel number within this division decreased by 1 to 19 compared to the prior year period.

	Three Months Ended March 31,
	2025	2024	Change
	$	$	$
Personnel expenses	1,120,865	1,140,824	(19,959)
Stock-based compensation	363,057	176,688	186,369
Legal and professional fees	485,265	499,947	(14,682)
Other general and administrative	235,347	390,316	(154,969)
Depreciation and amortization	38,828	45,968	(7,140)
Total general and administrative expenses	2,243,362	2,253,743	(10,381)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $0.9 million from $1.7 million for the three-months ended March 31, 2025, and March 31, 2024, respectively. The decrease was primarily due to lower personnel expenses, direct marketing and professional fees and stock-based compensation during the period. The FTE personnel number within this division decreased by 11 to 11 compared to the prior year period.

	Three Months Ended March 31,
	2025	2024	Change
	$	$	$
Personnel expenses	791,754	1,293,243	(501,489)
Stock-based compensation	24,577	116,414	(91,837)
Direct marketing and professional fees	89,758	251,064	(161,306)
Depreciation and amortization	11,210	12,048	(838)
Total sales and marketing expenses	917,299	1,672,769	(755,470)

Other Income (Expenses)

For the three-months ended March 31, 2025, the Company’s other income was $45,093 compared to other expenses of $87,501 for the three-months ended March 31, 2024. This increase in other income was due to grant income earned during the three-month period ended March 31, 2025.

Net Loss

For the three-months ended March 31, 2025, the Company’s net loss was $5.5 million, a decrease of approximately $3.0 million in comparison to a net loss of $8.5 million for the three-months ended March 31, 2024. The change was a result of the factors described above.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through an “at the market offering program” under our Capital On DemandTM Sales Agreement. See Note 9, Subsequent Events – 2025 ATM Sales Agreement, of the notes to the condensed consolidated financial statements included within this Report. However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2024, that our disclosure controls and procedures were not effective as of March 31, 2025, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to claims, counter claims, lawsuits and other litigation of the type that generally arise from the conduct of our business. We are not aware of any material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial stockholders, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 15, 2025, we entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management XII LLC, a Delaware limited liability company (“Lind”).  Under the SPA, within ten (10) business days of signing, and subject to the satisfaction of certain closing conditions, we will receive $6,250,000 in funding from Lind in exchange for the issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $7,500,000 (the “Lind Note”) and a Common Stock Purchase Warrant for the purchase of 13,020,834 shares of our common stock at a price of $0.672 per share, subject to adjustment, and exercisable for 5 years (the “Lind Warrant”) (the “Offering”).  As additional consideration to Lind, we have agreed to pay a commitment fee in the amount of $218,750, which shall be paid by deduction from the funding to be received.  The SPA contains customary representation and warranties of the Company and Lind, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The Lind Note, which does not accrue interest, shall be repaid in eighteen (18) consecutive monthly installments in the amount of $416,666 beginning six months from the issuance date.  Lind may elect with respect to no more than two (2) monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company.  The monthly payments due under the Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined below), cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares.  The “Repayment Share Price” is defined in the Lind Note as ninety percent (90%) of the average of the five (5) lowest daily VWAPs for our common stock during the twenty (20) trading days prior to the payment date.  The Lind Note sets forth certain conditions that must be satisfied before we may make any monthly payments in shares of common stock.

The Lind Note may be converted by Lind from time to time at a price of $0.72 per share, subject to adjustment (the “Conversion Price”). The dollar amount of any conversions by Lind will be applied to toward upcoming Lind Note payments in reverse chronological order.  The Lind Note may be prepaid in whole upon written notice on any business day following thirty (30) days after the earlier to occur of (i) the resale registration statement for the shares underlying the Lind Note and Lind Warrant being declared effective by the Securities and Exchange Commission or (ii) the date that the shares issued pursuant to conversion of the Lind Note may be immediately resold under Rule 144 without restriction on the number of shares to be sold or the manner of sale; but in the event of a prepayment notice, Lind may convert up to one-third (1/3) of principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

Issuance of shares of common stock upon repayment or conversion of the Lind Note (the “Note Shares”) and upon exercise of the Warrant (the “Warrant Shares”) is subject to an ownership limitation equal to 4.99% of the Company’s outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock).  Additionally, the issuance in the aggregate of any Note Shares and Warrant Shares in excess of 19.99% of the outstanding common stock shall be subject to stockholder approval in accordance with NYSE American Rule 713.

Upon the occurrence of any Event of Default (as defined in the Lind Note), the Lind Note will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Note, subject to a reduction to 110% in certain circumstances, in addition to any other remedies under the Lind Note or the other Transaction Documents.  Events of Default include, among others, failure of the Company to make any Note payment when due, a default in any indebtedness or adverse judgements in excess of threshold amounts, the failure of the Company to instruct its transfer agent to issue unlegended certificates in certain circumstances, the Company’s shares of common stock no longer being public traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in the Company’s common stock for a specified period, the announcement or consummation of a Change of Control (as defined in the SPA), the failure to file reports or filings required by the SEC, and the Company’s market capitalization falling below a threshold amount for a specified period, each as defined in the Lind Note.

The Lind Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers.  Additionally, unless waived by Lind, the Company shall be required to utilize a portion of the proceeds from certain specified debt or equity transactions and asset sales to repay the outstanding principal amount due under the Lind Note.

Following the occurrence of a Change of Control, Lind may require the Company to prepay, effective immediately prior to the consummation of such Change of Control, an amount equal to 105% of the outstanding principal amount of the Lind Note as of such date.

The Company’s obligations under the Lind Note are secured by a first-priority security interest in all of its assets pursuant to the terms of a Security Agreement in favor of Lind. The Company has also entered into a Pledge Agreement in favor of Lind with respect to the equity that it holds in its subsidiaries.  In addition, in connection with the Offering, the Company’s subsidiaries have guaranteed all of the obligations of the Company in connection with the Offering pursuant to the terms of a Guaranty in favor of Lind and certain of the subsidiaries have entered into a Guarantor Security Agreement and a Pledge Agreement.

The Warrant may be exercised via cashless exercise in the event there is no effective registration statement covering the shares of common stock underlying a Warrant exercise.

The sale of the Lind Note and Warrant and the terms of the Offering, including the Guaranty are set forth in the SPA, the Lind Note, the Warrant, the Security Agreement, the Guaranty, the Pledge Agreement and the Guarantor Security Agreement (collectively, the “Transaction Documents”).

Based in part upon the representations of Lind in the SPA, the offering and sale of the securities was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities or “blue sky” laws. None of the securities have been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements. The sale of the securities did not involve a public offering and was made without general solicitation or general advertising.

Pursuant to the SPA, the Company agreed to subsequently register for resale all of the Note Shares and Warrant Shares issued to Lind in the Offering.

The foregoing description of the Transaction Documents is qualified by reference to the full text of the forms of the Transaction Documents, which are filed as Exhibits to this Report and incorporated herein by reference.

Neither this Report, nor any exhibit filed hereto, is an offer to sell or the solicitation of an offer to buy the securities described herein. Such disclosure does not constitute an offer to sell, or the solicitation of an offer to buy nor shall there be any sales of the Company’s securities in any state in which such offer, solicitation or sale would be unlawful. The securities mentioned herein have not been registered under the Securities Act, and may not be offered or sold absent registration or an applicable exemption from the registration requirements under the Securities Act and applicable state securities laws.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation, as amended and currently in effect.	S-8	333-280974	4.2	7/24/24

3.2	Amended and Restated Bylaws, as amended and currently in effect.	10-Q	001-36833	3.2	5/13/24

4.1	Form of Warrant.	8-K	001-36833	4.1	3/26/25

10.1†	Form of Securities Purchase Agreement, dated March 24, 2025, by and among the Company and the purchasers on the signature page thereto.	8-K	001-36833	10.1	3/26/25

10.2	Securities Purchase Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.					X

10.3	Form of Senior Secured Convertible Promissory Note, dated May 15, 2025, issued by the Company to Lind Global Asset Management XII LLC.					X

10.4	Form of Common Stock Purchase Warrant, dated May 15, 2025, issued by the Company to Lind Global Asset Management XII LLC.					X

10.5	Security Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.					X

10.6

Guaranty, dated May 15, 2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.

X

10.7	Pledge Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC					X

10.8

Guarantor Security Agreement, dated May 15, 2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.

X

10.11	Pledge Agreement, dated May 15, 2025, by and between Singapore Volition Pte. Limited and Lind Global Asset Management XII LLC.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†

Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or disclosure document. The registrant agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

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

VOLITIONRX LIMITED

Dated: May 15, 2025	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer
(Authorized Signatory and Principal Financial and Accounting Officer)

