Form 10-Q
period 2025-06-30
VOLITIONRX LTD
filed 2025-08-14
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 7, 2025, there were 107,595,421 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLYREPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2025

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,”  and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).  In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; and statements relating to the assumptions underlying any of the foregoing.  We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

3

 PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30,	December 31,
	2025	2024
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	2,255,996	3,264,429
Accounts receivable	189,597	110,574
Prepaid expenses	474,468	338,660
Other current assets	343,246	343,145
Total Current Assets	3,263,307	4,056,808

Property and equipment, net	4,500,065	4,429,152
Operating lease right-of-use assets	635,041	599,816
Intangible assets, net	306,377	313,747
Total Assets	8,704,790	9,399,523

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	2,351,261	2,766,178
Accrued liabilities	4,389,312	3,476,903
Deferred revenue	122,441	230,000
Management and directors’ fees payable	54,392	30,086
Current portion of long-term debt	1,017,348	860,223
Current portion of finance lease liabilities	53,842	46,737
Current portion of operating lease liabilities	252,013	221,755
Current portion of grant repayable	69,345	60,979
Warrant liability	140,612	97,886
Derivative liability	623,790	-
Current portion of convertible note payable, net	166,522	-
Total Current Liabilities	9,240,878	7,790,747

Deferred revenue, net of current portion	22,663,400	22,663,400
Long-term debt, net of current portion	5,771,375	3,952,846
Finance lease liabilities, net of current portion	346,291	328,338
Operating lease liabilities, net of current portion	417,015	410,686
Grant repayable, net of current portion	443,911	361,242
Convertible note payable, net of current portion	2,920,242	-
Total Long-Term Liabilities	32,562,234	27,716,512
Total Liabilities	41,803,112	35,507,259

Stockholders' Deficit
Common Stock
Authorized: 325,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 103,982,020 shares and 96,097,485 shares, respectively	103,982	96,098
Additional paid-in capital	209,777,146	204,154,994
Accumulated other comprehensive income	(444,294)	385,631
Accumulated deficit	(241,252,180)	(229,544,343)
Total VolitionRx limited Stockholders' Deficit	(31,815,346)	(24,907,620)
Non-controlling interest	(1,282,976)	(1,200,116)
Total Stockholders’ Deficit	(33,098,322)	(26,107,736)
Total Liabilities and Stockholders’ Deficit	8,704,790	9,399,523

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$	$	$	$
Services	161,778	116,090	277,254	155,866
Product	244,910	279,707	375,819	411,466
Total Revenues	406,688	395,797	653,073	567,332

Operating Expenses
Research and development	2,720,207	3,715,797	5,327,321	8,345,324
General and administrative	2,940,754	2,284,041	5,184,116	4,537,784
Sales and marketing	1,043,534	1,386,378	1,960,833	3,059,147
Total Operating Expenses	6,704,495	7,386,216	12,472,270	15,942,255
Operating Loss	(6,297,807)	(6,990,419)	(11,819,197)	(15,374,923)

Other Income (Expenses)
Grant income	75,991	-	197,227	-
Gain (Loss) on disposal of fixed assets	330	(33,498)	330	(33,498)
Interest income	160	450	318	9,104
Interest expense	(123,356)	(81,182)	(220,025)	(158,415)
Amortization of debt discount	(325,305)	-	(325,305)	-
Gain on change in fair value of derivative liability	418,681	-	418,681	-
Gain (loss) on change in fair value of warrant liability	(62,764)	44,474	(42,726)	25,552
Total Other Income (Expenses)	(16,263)	(69,756)	28,500	(157,257)
Net Loss	(6,314,070)	(7,060,175)	(11,790,697)	(15,532,180)
Net Loss Attributable to Non-Controlling Interest	29,992	74,629	82,860	179,246
Net Loss Attributable to VolitionRx Limited Stockholders	(6,284,078)	(6,985,546)	(11,707,837)	(15,352,934)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(575,996)	23,024	(829,925)	38,312
Net Comprehensive Loss	(6,890,066)	(7,037,151)	(12,620,622)	(15,493,868)

Net Loss Per Share – Basic and Diluted Attributable to VolitionRx Limited stockholders	(0.06)	(0.08)	(0.12)	(0.19)

Weighted Average Shares Outstanding
– Basic and Diluted	102,654,095	82,669,335	99,611,974	82,312,161

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three and Six Months ended March 31, 2025 and June 30, 2025

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2024	96,097,485	96,098	204,154,994	385,631	(229,544,343)	(1,200,116)	(26,107,736)

Common stock issued for cash, net of issuance costs	4,551,429	4,551	2,380,103	-	-	-	2,384,654
Common stock issued for settlement of RSUs	97,553	98	(98)	-	-	-	-
Stock-based compensation in relation to modification of options	-	-	103,573	-	-	-	103,573
Stock-based compensation	-	-	347,801	-	-	-	347,801
Tax withholdings paid related to stock-based compensation	-	-	(24,411)	-	-	-	(24,411)
Foreign currency translation	-	-	-	(253,929)	-	-	(253,929)
Net loss for the period	-	-	-	-	(5,423,759)	(52,868)	(5,476,627)
Balance, March 31, 2025	100,746,467	100,747	206,961,962	131,702	(234,968,102)	(1,252,984)	(29,026,675)

Common stock issued for cash, net of issuance costs	321,562	322	60,282	-	-	-	60,604
Common stock issued for cash, in respect of warrant shares	1,958,273	1,958	-	-	-	-	1,958
Common stock issued for settlement of RSUs	955,718	955	(955)	-	-	-	-
Issuance of warrants in connection with convertible note offering	-	-	1,998,869	-	-	-	1,998,869
Stock-based compensation	-	-	812,045	-	-	-	812,045
Tax withholdings paid related to stock-based compensation	-	-	(55,057)	-	-	-	(55,057)
Foreign currency translation	-	-	-	(575,996)	-	-	(575,996)
Net loss for the period	-	-	-	-	(6,284,078)	(29,992)	(6,314,070)
Balance, June 30, 2025	103,982,020	103,982	209,777,146	(444,294)	(241,252,180)	(1,282,976)	(33,098,322)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three and Six Months ended March 31, 2024 and June 30, 2024

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

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Six Months Ended June 30,
	2025	2024
	$	$
Operating Activities
Net loss	(11,790,697)	(15,532,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504,629	532,504
Amortization of operating lease right-of-use assets	122,180	113,034
Amortization of debt discount	325,305	-
(Gain) loss on disposal of fixed assets	(330)	33,498
Gain on change in derivative liability	(418,681)
Stock-based compensation	1,263,419	619,266
Gain on change in fair value of warrant liability	42,726	(25,552)
Changes in operating assets and liabilities:
Prepaid expenses	(135,808)	(307,595)
Accounts receivable	(79,023)	76,357
Other current assets	(101)	9,198
Deferred revenue, current and non-current	(107,559)	(61,600)
Accounts payable and accrued liabilities	(188,884)	(384,567)
Management and directors’ fees payable	24,306	(34,552)
Operating leases liabilities	(122,189)	(112,199)
Net Cash Used In Operating Activities	(10,560,707)	(15,074,388)
Investing Activities
Purchases of property and equipment	(78,591)	(68,161)
Purchase of license	-	(171,095)
Net Cash Used In Investing Activities	(78,591)	(239,256)
Financing Activities
Net proceeds from issuances of common stock	2,447,214	605,222
Tax withholdings paid related to stock-based compensation	(79,468)	(41,267)
Proceeds from long-term debt	1,570,176	754,457
Net proceeds from issuance of convertible note and warrants	5,802,799	-
Payments on long-term debt	(411,824)	(530,732)
Payments on grants repayable	32,426	-
Payments on finance lease liabilities	(24,219)	(23,643)
Net Cash Provided By Financing Activities	9,337,104	764,037
Effect of foreign exchange on cash	293,761	(181,448)
Net change in cash and cash equivalents	(1,008,433)	(14,731,055)
Cash and cash equivalents – Beginning of the Period	3,264,429	20,729,983
Cash and cash equivalents – End of the Period	2,255,996	5,998,928

Supplemental Disclosures of Cash Flow Information
Interest paid	220,025	158,415
Non-Cash Financing Activities
Common stock issued upon cashless exercises of stock options and settlement of vested RSUs	1,053	282
Offering costs from issuance of common stock	219,801	-
Fair value of derivative liability recognized upon issuance of convertible note	1,042,471	-
Issuance of warrants in connection with convertible note offering	1,998,869	-
Debt issuance cost recognized upon issuance of convertible note	1,697,201	-
Common stock issued for license rights	-	125,258
Non-cash note payable	292,470	294,603

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and other information

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2025 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in the Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Embedded Derivative Liability

The Company evaluates the embedded features of its financial instruments, including its convertible notes payable and warrants in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815 “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. The Company applies significant judgment to identify and evaluate complex terms and conditions for its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value.

Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of June 30, 2025, consisted of the following:

	Fair Value Measurements at June 30, 2025

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivate Liability	-	-	623,790	623,790
Warrant liability	-	140,612	-	140,612
	-	140,612	623,790	764,402

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and other information (continued)

The following table provides a roll-forward of changes for the warrant and derivative liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025:

Warrant Liability
Total
$
Balance at December 31, 2024	97,886
Loss on change in fair value of warrant liability	42,726
Balance at June 30, 2025	140,612

Derivative Liability
Total
$
Balance at December 31, 2024	-
Initial fair value of embedded derivative liability upon issuance	1,042,471
Gain on change in fair value of derivate liability	(418,681)
Balance at June 30, 2025	623,790

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of June 30, 2025, 58,234,651 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025. The Company adopted ASU 2023-05 on January 1, 2025. The adoption of ASU 2023-05 did not have a material impact on the Company’s condensed consolidated financial statements.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and other information (continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

For the six months ended June 30, 2025, the Company incurred a net loss of $11.8 million and used cash flows in operating activities of $10.6 million. As of June 30, 2025, the Company had cash and cash equivalents of $2.3 million and an accumulated deficit of $241.3 million.

The Company has generated operating losses and has experienced negative cash flows from operations since inception. The Company has not generated significant revenues and expects to incur further losses in the future, particularly from continued development of its clinical-stage diagnostic tests and commercialization activities. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions or, financing, and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by, (a) granting licenses and/or distribution rights to third parties in exchange for specified up-front and/or back-end payments, (b) obtaining additional financing through debt or equity transactions, (c) securing additional grant funds, and (d) developing and commercializing its products in an efficient manner. Management continues to exercise tight cost controls to conserve cash. As part of the Company’s cash conservation efforts, directors and certain employees have elected to exchange a portion of their fees earned or paid in cash or salary, respectively, for RSUs in the Company.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of June 30, 2025 and December 31, 2024:

		June 30, 2025	December 31, 2024
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	778,559	701,505
Laboratory equipment	5 years	5,044,745	4,600,168
Office furniture and equipment	5 years	399,711	359,337
Buildings	30 years	2,253,084	1,981,247
Building improvements	5-15 years	1,941,262	1,637,139
Land	Not amortized	141,248	124,206
Total property and equipment		10,558,609	9,403,602
Less accumulated depreciation		6,058,544	4,974,450
Total property and equipment, net		4,500,065	4,429,152

During the six-month periods ended June 30, 2025 and June 30, 2024, the Company recognized $492,925 and $545,128, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, primarily acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

	June 30, 2025	December 31, 2024
	Cost $	Cost $
Patents and Licenses	1,517,448	1,354,274
Total Patents and Licenses	1,517,448	1,354,274
Less accumulated amortization	1,211,071	1,040,527
Total Patents and Licenses, net	306,377	313,747

During the six-month periods ended June 30, 2025 and June 30, 2024, the Company recognized $11,704 and $(12,624), respectively, in amortization expense.

The Company amortizes the patents and licenses on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

Year	Amount
$
2025 - Remaining	10,236
2026	20,305
2027	20,305
2028	20,305
2029	20,305
Greater than 5 years	214,921
Total Intangible Assets	306,377

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of June 30, 2025, the Company was authorized to issue 325 million shares of common stock, par value $0.001 per share, of which 103,982,020 and 96,097,485 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

Stock Option Exercises

During the six months ended June 30, 2025, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

On March 20, 2025, 26,200 vested stock options previously granted to an employee were cancelled and returned as authorized shares under the 2015 Stock Incentive Plan (the “2015 Plan”) on the expiration of the exercise period following the resignation of such employee.

On May 28, 2025, 171,291 vested stock options previously granted to an employee were cancelled and returned as authorized shares under the 2015 Plan on the expiration of the exercise period following the resignation of such employee.

On June 15, 2025, 51,722 vested stock options previously granted to an employee were cancelled and returned as authorized shares under the 2015 Plan on the expiration of the exercise period following the resignation of such employee.

Exercise of Pre-Funded Warrants

On May 1, 2025, a holder of Pre-Funded Warrants (as defined below under the heading “—2024 Equity Capital Raise”) partially exercised such warrants and purchased 1,958,273 shares of the Company’s common stock, at an exercise price of $0.001 per share, resulting in gross proceeds to the Company of $1,958. The shares issued upon exercise of the Pre-Funded Warrants were registered pursuant to a Registration Statement on Form S-1 (File No. 333-286401) declared effective by SEC on April 15, 2025 (the “2025 Form S-1”).

RSU Settlements

Below is a table summarizing the restricted stock units (“RSUs”) that vested and settled during the six months ended June 30, 2025, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,583	Jan 1, 2025	21,583	-
2015	4,667	Feb 22, 2025	2,750	1,917
2015	33,503	Mar 13, 2025	21,643	11,860
2015	38,198	Mar 13, 2025	24,676	13,522
2015	41,642	Mar 13, 2025	26,901	14,741
2015	31,667	Apr 4, 2025	28,867	2,800
2015	297,340	May 1, 2025	248,908	48,432
2015	125,000	May 13, 2025	125,000	-
2015	37,334	May 23, 2025	35,654	1,680
2015	343,192	Jun 1, 2025	286,908	56,284
2015	8,667	Jun 15, 2025	5,381	3,286
	982,793		828,271	154,522

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

Below is a table summarizing the RSUs vested and settled during the six months ended June 30, 2025, all of which were issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	225,000	May 13, 2025	225,000	-
	225,000		225,000	-

2025 Equity Capital Raise

On March 24, 2025, the Company entered into a securities purchase agreement with the several purchasers, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259783) declared effective by the SEC on November 8, 2021 (the “2021 Form S-3”), an aggregate of (i) 2,363,636 shares of the Company’s common stock to certain of its directors and executive officers, and certain of its existing stockholders (collectively, the “Insiders”) at an offering price of $0.55 per share (the “Insider Shares”), and (ii) 1,739,087 shares of common stock (the “March 2025 Warrant Investor Shares” and, together with the Insider Shares, the “March 2025 Shares”), together with common stock purchase warrants to purchase up to 1,739,087 shares of common stock (the “March 2025 Warrants”), at a combined offering price of $0.55 per March 2025 Warrant Investor Share and accompanying March 2025 Warrant, to certain other existing stockholders of the Company and new investors. Each March 2025 Warrant has an exercise price per share of $0.66, and is exercisable on or after March 26, 2025 through and until March 26, 2030. The Insiders did not receive any March 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the March 2025 Shares and the March 2025 Warrants was $2.3 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above excludes any proceeds arising from the exercise of the March 2025 Warrants. The shares of common stock underlying the March 2025 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the March 2025 Warrants were subsequently registered pursuant to the 2025 Form S-1 and were withdrawn from the 2021 Form S-3.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2024 Equity Capital Raise

On August 8, 2024, the Company entered into a securities purchase agreement with a purchaser pursuant to which the Company issued and sold to such purchaser, in a registered direct offering under the 2021 Form S-3 (the “2024 Equity Capital Raise”), an aggregate of 9,170,000 shares of the Company’s common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,557,273 shares of the Company’s common stock (the “Pre-Funded Warrant Shares”), Series A common stock warrants (the “Series A Warrants”) to purchase up to 12,727,273 shares of the Company’s common stock (the “Series A Warrant Shares”) and Series B common stock warrants (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants” and, together with the shares of common stock offered in the 2024 Equity Capital Raise and the Pre-Funded Warrants, the “Securities”) to purchase up to 12,727,273 shares of the Company’s common stock the “Series B Warrant Shares,” together with the Pre-Funded Warrant Shares and the Series A Warrant Shares, the “August 2024 Warrant Shares”. The exercise prices of the Pre-Funded Warrants and the Common Warrants is $0.001 per share and $0.57 per share, respectively. H.C. Wainwright & Co. acted as the exclusive placement agent for the Company in the offering. The combined offering price for a share of common stock and accompanying Common Warrants was $0.55 and the combined offering price for a Pre-Funded Warrant and accompanying Common Warrants was $0.549. The net proceeds received by the Company for the issuance and sale of the Securities was $6.4 million, before deducting offering expenses of $0.1 million paid by the Company. In addition, the Company issued warrants to the placement agent to purchase an aggregate of 381,818 shares of Company common stock on substantially the same terms as the Series B Warrants at an exercise price of $0.6875 per share. The net proceeds above assumes the exercise of the Pre-Funded Warrants but excludes any proceeds arising from the exercise of the Common Warrants or the placement agent warrants. The August 2024 Warrant Shares were initially registered pursuant to the 2021 Form S-3. The August 2024 Warrant Shares were subsequently registered pursuant to the 2025 Form S-1, and were withdrawn from the 2021 Form S-3.

2024 Registered Direct Offering

On December 5, 2024, the Company entered into a securities purchase agreement with several purchasers, including certain of its directors and executive officers (the “Insider Investors”), pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the 2021 Form S-3, an aggregate of (i) 445,648 shares to the Insider Investors at an offering price of $0.5722 per share and (ii) a further 2,857,389 shares of our common stock (the “December 2024 Warrant Investor Shares” and, together with the Insider Shares, the “December 2024 Shares”), together with 2,857,389 common stock purchase warrants to purchase up to 2,857,389 shares of our common stock (the “Form A Warrants”) and 2,857,389 common stock purchase warrants to purchase up to 1,428,693 shares of our common stock (the “Form B Warrants” and, together with the Form A Warrants, the “December 2024 Warrants”), at a combined offering price of $0.5722 per December 2024 Warrant Investor Share and accompanying December 2024 Warrants, to certain existing stockholders of the Company and new investors. The December 2024 Shares, Form A Warrants, and Form B Warrants were separately issued. Each Form A Warrant has an exercise price per share of $0.5722 and each Form B Warrant has an exercise price per share of $0.71525. Each December 2024 Warrant is exercisable on or after December 9, 2024 through and until December 9, 2029. The net proceeds received by the Company for the issuance and sale of the December 2024 Shares and the December 2024 Warrants was $1.9 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above excludes any proceeds arising from the exercise of the December 2024 Warrants. The shares of common stock underlying the December 2024 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the December 2024 Warrants were subsequently registered pursuant to a Registration Statement on Form S-1 (File No. 333-286401) declared effective by SEC on April 15, 2025 (the “2025 Form S-1”), and were withdrawn from the 2021 Form S-3.

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

“At the Market” Offerings

2025 ATM Sales Agreement

On April 22, 2025, the Company entered into a Capital On DemandTM Sales Agreement (the “2025 ATM Sales Agreement”) with JonesTrading Institutional Services, LLC (“JonesTrading”) to sell shares of the Company's common stock, with an aggregate offering price of up to $7.5 million, from time to time through an “at the market” offering pursuant to the Company's Registration Statement on Form S-3 filed November 8, 2024, as amended April 11, 2025 (File No. 333-283088) and declared effective April 18, 2025 (the “2025 Form S-3”), through JonesTrading acting as the Company's agent. Although the Company is not obligated to sell any shares under the 2025 ATM Sales Agreement, from April 22, 2025 through June 30, 2025, the Company raised aggregate proceeds (net of broker commissions and fees) of approximately $161,075 through the sale of 321,562 shares of its common stock pursuant to the 2025 ATM Sales Agreement.

See Note 9, Subsequent Events, for additional details regarding sales under the 2025 ATM Sales Agreement subsequent to June 30, 2025.

2022 Equity Distribution Agreement

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

During the six months ended June 30, 2025, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $262,484 under the 2022 EDA through the sale of 448,706 shares of its common stock. As of June 30, 2025, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $2.4 million under the 2022 EDA through the sale of 1,945,838 shares of its common stock. Effective April 20, 2025, the Company terminated the 2022 EDA and no further sales of the Company’s common stock will be made under the 2022 EDA.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Common Stock Warrants

The following table summarizes the changes in common stock warrants of the Company outstanding during the six-month period ended June 30, 2025.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	34,542,219	0.581
Granted	14,759,921	0.671
Exercised	(1,958,273)	0.001
Expired/Cancelled	-	-
Outstanding at June 30, 2025	47,343,867	0.618

Exercisable at June 30, 2025	47,343,867	0.618

On May 15, 2025, the Company entered into a securities purchase agreement (the “SPA”) with Lind Global Asset Management XII LLC (“Lind”), pursuant to which the Company issued Lind (i) a Senior Secured Convertible Promissory Note in the principal amount $7,500,000 and (ii) a Common Stock Purchase Warrant for the purchase of 13,020,834 shares of common stock at an exercise price of $0.672 per share, subject to standard adjustments as defined in the warrant agreement, and exercisable for 5 years (the “Lind Offering”). The Company received net cash proceeds of $5,802,799 in the Lind Offering. A portion of the proceeds from the Lind Offering were allocated to the warrants based on their relative fair value using a Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 81.27%; (iii) risk-free interest rate of 4.0%; (iv) simulated term of 5.0 years; (v) estimated fair value of the common shares of $0.45 per share; (vi) exercise price of $0.672; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $3,941,059, resulting in the amount allocated to the warrants, based on their relative fair value of $1,998,869, which was recorded as additional paid-in capital.

The Lind Note may be converted by Lind from time to time at a price of $0.72 per share, subject to adjustment (the “Conversion Price”). The dollar amount of any conversions by Lind will be applied to toward upcoming Lind Note payments in reverse chronological order. The Lind Note may be prepaid in whole upon written notice on any business day following 30 days after the earlier to occur of (i) July 14, 2025, which was the date the resale registration statement for the shares underlying the Lind Note and Lind Warrant was declared effective by the SEC, or (ii) the date that the shares issued pursuant to conversion of the Lind Note may be immediately resold under Rule 144 without restriction on the number of shares to be sold or the manner of sale; but in the event of a prepayment notice, Lind may convert up to one-third of principal amount due at the lesser of the Repayment Share Price or the Conversion Price. The shares of common stock issuable upon conversion of the note and exercise of the warrant were registered pursuant to a resale Registration Statement on Form S-3 (File No. 333-288508), which was declared effective by the SEC on July 14, 2025. See Note 8 for further details on the Lind Offering.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) Common Stock Warrants (continued)

Below is a table summarizing the common stock warrants issued and outstanding as of June 30, 2025, which have an aggregate weighted average remaining contractual life of 6.02 years. The proceeds if exercised assume the warrants are exercised for cash.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
1,599,000	1,599,000	0.0010	-	1,599
25,454,546	25,454,546	0.5700	3.11	14,509,091
2,857,389	2,857,389	0.5722	4.45	1,634,998
1,739,087	1,739,087	0.6600	4.74	1,147,797
13,020,834	13,020,834	0.6720	4.98	8,750,000
381,818	381,818	0.6875	4.11	262,500
1,428,693	1,428,693	0.7153	4.45	1,021,873
448,500	448,500	2.0000	2.96	897,000
54,000	54,000	3.0500	3.26	164,700
50,000	50,000	3.4500	0.67	172,500
125,000	125,000	3.9500	1.51	493,750
185,000	185,000	4.9000	1.59	906,500
47,343,867	47,343,867			29,962,308

Stock-based compensation expense related to warrants of nil and $5,238 was recorded in the six months ended June 30, 2025 and June 30, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $nil. As of June 30, 2025, the total intrinsic value of warrants outstanding was $7,997,981.

b) Options

The following table summarizes the changes in options outstanding of the Company during the six-month period ended June 30, 2025, all of which were issued pursuant to the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Plan.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	4,637,748	3.88
Expired/Cancelled	(289,213)	3.84
Outstanding at June 30, 2025	4,348,535	3.88

Exercisable at June 30, 2025	4,348,535	3.88

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

Below is a table summarizing the options issued and outstanding as of June 30, 2025, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option and RSU issuances commencing in 2016)and which have an aggregate weighted average remaining contractual life of 3.16 years. As of June 30, 2025, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which 229,139 shares of common stock remained available for future issuance thereunder. As of June 30, 2025, an aggregate of 7,500,000 shares of common stock were authorized for issuance under the 2024 Stock Incentive Plan (the “2024 Plan”), of which 3,539,122 shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
545,000	545,000	3.25	3.62	1,771,250
820,535	820,535	3.40	5.46	2,789,819
725,000	725,000	3.60	4.56	2,610,000
1,522,837	1,522,837	4.00	1.14	6,091,348
89,163	89,163	4.38	2.57	390,534
50,000	50,000	4.80	1.51	240,000
596,000	596,000	5.00	1.62	2,980,000
4,348,535	4,348,535			16,872,951

Stock-based compensation expense related to stock options of $nil and $nil was recorded in the six months ended June 30, 2025 and June 30, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $nil. As of June 30, 2025, the total intrinsic value of stock options outstanding was $nil.

c) (i) Restricted Stock Units – 2015 Plan

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2025, all of which were issued pursuant to the 2015 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2024	3,392,316	0.8000
Granted	491,864	0.6524
Vested/Settled	(982,793)	0.7307
Cancelled / Forfeited	(95,016)	1.6717
Outstanding at June 30, 2025	2,806,371	0.7657

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs granted during the six months ended June 30, 2025, all of which were issued pursuant to the 2015 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs Granted (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2015	16,912	Jan 15, 2025	12 Months	Jan 16, 2026	N/A	N/A	10,656
2015	50,000	Jan 15, 2025	36 Months	Jan 15, 2026	Jan 15, 2027	Jan 15, 2028	31,505
2015	125,000	Feb 26, 2025	67 Days	May 13, 2025	N/A	N/A	73,000
2015	12,500	Mar 7, 2025	12 Months	Mar 7, 2026	N/A	N/A	7,563
2015	137,452	Jun 1, 2025	2 Months	Aug 1, 2025	N/A	N/A	69,138
2015	50,000	Jun 23, 2025	0 Days	Jun 23, 2025	N/A	N/A	43,005
2015	50,000	Jun 23, 2025	1 Months	Jul 23, 2025	N/A	N/A	43,005
2015	50,000	Jun 23, 2025	2 Months	Aug 23, 2025	N/A	N/A	43,005
	491,864						320,877

Below is a table summarizing the RSUs vested and settled during the six months ended June 30, 2025, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,583	Jan 1, 2025	21,583	-
2015	4,667	Feb 22, 2025	2,750	1,917
2015	33,503	Mar 13, 2025	21,643	11,860
2015	38,198	Mar 13, 2025	24,676	13,522
2015	41,642	Mar 13, 2025	26,901	14,741
2015	31,667	Apr 4, 2025	28,867	2,800
2015	297,340	May 1, 2025	248,908	48,432
2015	125,000	May 13, 2025	125,000	-
2015	37,334	May 23, 2025	35,654	1,680
2015	343,192	Jun 1, 2025	286,908	56,284
2015	8,667	Jun 15, 2025	5,381	3,286
	982,793		828,271	154,522

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs cancelled during the six months ended June 30, 2025, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2015	3,600	Jan 3, 2025	Sep 28, 2025	3,600
2015	2,666	Jan 3, 2025	Oct 4, 2025	2,666
2015	3,600	Jan 3, 2025	Sep 28, 2026	3,600
2015	1,800	Feb 5, 2025	Sep 28, 2025	1,800
2015	1,800	Feb 5, 2025	Sep 28, 2026	1,800
2015	8,100	Feb 28, 2025	Sep 28, 2025	8,100
2015	12,000	Feb 28, 2025	Oct 4, 2025	12,000
2015	8,100	Feb 28, 2025	Sep 28, 2026	8,100
2015	34,000	Mar 15, 2025	Apr 4, 2025	34,000
2015	5,175	Mar 15, 2025	Sep 28, 2025	5,175
2015	6,000	Mar 15, 2025	Oct 4, 2025	6,000
2015	5,175	Mar 15, 2025	Sep 28, 2026	5,175
2015	1,000	Apr 1, 2025	May 23, 2025	1,000
2015	1,000	Apr 1, 2025	May 23, 2026	1,000
2015	1,000	Apr 1, 2025	May 23, 2027	1,000
	95,016			95,016

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2025, all of which were issued pursuant to the 2015 Plan and which have an aggregate weighted average remaining contractual life of 0.65 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
137,452	0.5030	0.09
15,000	0.6010	1.25
400,000	0.6020	1.35
12,500	0.6050	0.68
66,912	0.6301	0.55
450,000	0.6750	1.80
450,000	0.6900	0.76
138,452	0.6949	-
581,400	0.7000	0.75
74,666	0.7425	1.40
150,000	0.8601	0.07
9,333	0.9707	1.15
4,000	1.3100	0.70
9,333	1.3200	0.54
291,659	1.4600	0.26
8,665	1.5800	0.96
6,666	1.7200	0.74
333	2.1500	0.42
2,806,371

Stock-based compensation expense related to RSUs of $1,159,847 and $614,028 was recorded in the six months ended June 30, 2025 and June 30, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $2,565,365.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units - 2024 Plan

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2025, all of which were issued pursuant to the 2024 Plan and which have an aggregate weighted average remaining contractual life of 2.72 years.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2024	1,000,000	0.2070
Granted	3,247,678	0.5683
Vested/Settled	(225,000)	0.5095
Cancelled / Forfeited	(286,800)	0.5701
Outstanding at June 30, 2025	3,735,878	0.5850

Exercisable at June 30, 2025	-	-

Below is a table summarizing the RSUs granted during the six months ended June 30, 2025, all of which were issued pursuant to the 2024 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs Granted (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2024	25,000	Feb 26, 2025	77 Days	May 13, 2025	N/A	N/A	14,626
2024	154,678	Mar 1, 2025	12 Months	Mar 1, 2026	N/A	N/A	95,900
2024	2,868,000	Mar 17, 2025	36 Months	Mar 17, 2026	Mar 17, 2027	Mar 17, 2028	1,635,048
2024	200,000	May 5, 2025	8 Days	May 13, 2025	N/A	N/A	100,020
	3,247,678						1,845,594

Below is a table summarizing the RSUs cancelled during the six months ended June 30, 2025, all of which were originally issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2024	95,618	Jun 30, 2025	Mar 17, 2026	95,618
2024	95,599	Jun 30, 2025	Mar 17, 2027	95,599
2024	95,583	Jun 30, 2025	Mar 17, 2028	95,583
	286,800			286,800

Below is a table summarizing the RSUs vested and settled during the six months ended June 30, 2025, all of which were issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	225,000	May 13, 2025	225,000	-
	225,000		225,000	-

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2025.

As of June 30, 2025	Amount
$
2025 - Remaining	31,654
2026	63,311
2027	63,310
2028	63,309
2029	63,309
Greater than 5 years	150,344
Total	435,237
Less: Amount representing interest	(35,104)
Present value of minimum lease payments	400,133

b) Operating Lease Right-of-Use Obligations

Operating leases as of June 30, 2025, and December 31, 2024, consisted of the following:

	June 30, 2025	December 31, 2024
	$	$
Operating right-of-use assets	635,041	599,816

Operating lease liabilities, current portion	252,013	221,755
Operating lease liabilities, long term	417,015	410,686
Total operating lease liabilities	669,028	632,441

Weighted average remaining lease (months)	47	48
Weighted average discount rate	4.22%	3.70%

During the six months ended June 30, 2025, cash paid for amounts included for the measurement of lease liabilities was $91,358 and the Company recorded operating lease expense of $93,107.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2025.

As of June 30, 2025	Amount
$
2025 - Remaining	136,947
2026	274,533
2027	193,553
2028	89,912
2029	14,094
Total	709,039
Less: imputed interest	(40,011)
Total Operating Lease Liabilities	669,028

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the six months ended June 30, 2025, the Company recognized $54,991 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

As of June 30, 2025	Amount
$
2025 - Remaining	47,804
2026	8,054
Total Operating Lease Liabilities	55,858

c) Grants Repayable

As of June 30, 2025, the total grant balance repayable was $513,256 and the payments remaining were as follows:

As of June 30, 2025	Amount
$
2025 - Remaining	69,345
2026	48,110
2027	53,412
2028	90,225
2029	58,714
Greater than 5 years	193,450
Total Grants Repayable	513,256

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

As of June 30, 2025, the total balance for long-term debt payable was $6,788,723 and the payments remaining were as follows:

As of June 30, 2025	Amount
$
2025 - Remaining	972,512
2026	1,158,277
2027	2,117,356
2028	3,503,457
2029	144,762
Greater than 5 years	200,504
Total	8,096,868
Less: amount representing interest	(1,308,145)
Total Long-Term Debt	6,788,723

e) Convertible Note Payable

On May 15, 2025, the Company entered into the SPA with Lind, pursuant to which the Company issued the Lind Note in the amount of $7,500,000 and the Lind Warrant for the purchase of 13,020,834 shares of common stock.

The Lind Note, which does not accrue interest, shall be repaid in eighteen (18) consecutive monthly installments in the amount of $416,666 beginning six months from the issuance date. Lind may elect with respect to no more than two (2) monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company. The monthly payments due under the Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined below), cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares. The “Repayment Share Price” is defined in the Lind Note as ninety percent (90%) of the average of the five (5) lowest daily VWAPs during the twenty (20) trading days prior to the payment date. The Lind Note sets forth certain conditions that must be satisfied before we may make any monthly payments in shares of common stock.

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

e) Convertible Note Payable (continued)

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

The Company evaluated the embedded features within the convertible note in accordance with ASC Topic 480 and ASC Topic 815. The Company determined that the embedded features, specifically (i) the default penalty on outstanding principal, and (ii) the default conversion option into common shares at 90% of the lowest volume weighted average price for the common shares on the Company’s VWAP in the three days preceding conversion, constitute derivative liabilities. These features, arising from default provisions, including the contingent default penalty (deemed redemption) and the contingent variable conversion feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features were bifurcated from the debt host as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 99.99%; (iii) risk-free interest rate of 3.89%; (iv) discount rate of 42.95%; (v) simulated term of 1.92 years; (vi) estimated fair value of the common shares of $0.45 per share; and (vii) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations for each reporting period. The issuance costs for the convertible promissory note, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, were collectively treated as a debt discount. The debt discount is amortized to interest expense over the term of the promissory notes using the effective interest method.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Convertible Note Payable (continued)

Estimated future minimum principal payments of convertible note payable for the next five years consists of the following as of June 30, 2025:

Year Ending December 31,	Amount
$
2025 - Remaining	833,334
2026	5,000,000
2027	1,666,666
Total Payments	7,500,000

Debt Carrying Value	3,333,334
Debt discount	(3,166,812)
Current portion of convertible note payable, net	166,522

Debt Carrying Value	4,166,666
Debt discount	(1,246,424)
Convertible note payable, net of current portion	2,920,242

f) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of June 30, 2025, $510,000 is due and payable by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps (“NETs”) in cancer patients with sepsis for a cost to the Company of $245,319. As of June 30, 2025, $245,319 is still to be paid by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of June 30, 2025, $81,447 is due and payable by the Company under this agreement and as of June 30, 2025, $81,447 is due by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $144,786. As of June 30, 2025, $144,786 is still to be paid by the Company under this agreement. As of June 30, 2025, $nil is due by the Company under this agreement.

In January 2024, the Company entered into an agreement with the University Medical Centre Amsterdam (“UMC”), to perform a retrospective study to evaluate the diagnostic potential of the Nu.Q® H3.1 nucleosomes as diagnostic, prognostic and phenotyping biomarkers in sepsis for a cost to the Company of $nil. As of June 30, 2025, $nil is still to be paid by the Company under this agreement. As of June 30, 2025, $nil is due by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Collaborative Agreement Obligations (continued)

The Company entered into an agreement with Gustave Roussy a leading cancer centre in Europe that treats patients with all types of cancer to perform and be responsible for the co-ordination of a Non-Interventional Phase IV clinical trial to undertake a Prospective analysis of circulating nucleosomes in patients receiving a first line treatment for a non-Hodgkin lymphoma for a cost to the Company of $119,923. As of June 30, 2025, $119,923 is still to be paid by the Company under this agreement. As of June 30, 2025, $17,986 is due by the Company under this agreement.

In October 2024. the Company entered into an agreement with the National Taiwan University to undertake a clinical research study entitled Validation of NuQ biomarker panel in differentiating between high and low risk of cancer in nodules identified by Lung cancer LDCT screening for a cost to the Company of $402,250. As of June 30, 2025, $281,575 is still to be paid by the Company under this agreement. As of June 30, 2025, $nil is due by the Company under this agreement.

As of June 30, 2025, the total amount to be paid for future research and collaboration commitments was $1,383,049 and the payments remaining were as follows:

	Total Amount Remaining	2025 - Remaining
	$	$
National University of Taiwan	510,000	510,000
MD Anderson Cancer Center	245,319	245,319
Guys and St Thomas	144,786	144,786
Xenetic Biosciences	81,447	81,447
National University of Taiwan	281,575	281,575
Gustave Roussy	119,923	119,923
Total Collaborative Obligations	1,383,050	1,383,050

g) Other Commitments

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

As of June 30, 2025, $230 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of $129,477.

VolitionRx

On February 5, 2025, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $294,603 with fixed interest rate of 7.82%, maturing in November 2025. As of June 30, 2025, the maximum has been drawn down under this agreement and the principal balance payable was $162,483. The agreement is in relation to the directors and officers insurance policy.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

h) Legal Proceedings

In the ordinary course of business, the Company may be subject to claims, counter-claims, lawsuits and other litigation of the type that generally arise from the conduct of its business. The Company knows of no legal proceedings which the Company believes will have a material adverse effect on its financial position.

i) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of June 30, 2025, the Company has recognized total compensation expense of $1,487,472 of which $527,940 is in relation to RSUs from grants in 2022 that vested in 2023, $516,039 is in relation to RSUs from such grants that vested in 2024, and $443,493 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $37,264 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Amortized	Amortized	Amortized
Award	Vesting	2025	2024	2023	2022	Un-Amortized
$	Year	$	$	$	$	$
527,940	2023	-	-	393,853	134,087	-
516,040	2024	-	190,833	260,119	65,088	-
480,758	2025	47,705	171,519	177,584	46,686	37,264
1,524,738		47,705	362,352	831,556	245,861	37,264

As of June 30, 2025, the Company had recognized total compensation expense of $564,977. The Company has unrecognized compensation expense of $109,420 in relation to the RSUs from grants in 2023, of which, $25,019 in relation to RSUs that will vest in 2025, and $84,401 in relation to RSUs that will vest in 2026 subject to the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Amortized	Amortized	Un-Amortized
Award	Vesting	2025	2024	2023	2025
$	Year	$	$	$	$
242,902	2024	-	148,132	94,770	-
218,194	2025	42,084	103,578	47,513	25,019
213,301	2026	28,081	69,116	31,703	84,401
674,397		70,165	320,826	173,986	109,420

Effective March 17, 2025, the Compensation Committee of the Board of Directors approved the granting of cash bonuses of up to two months’ gross salary to the salaried employees of the Company and its affiliates, payable upon the achievement by the Company or its affiliates of various corporate goals focused around licensing, revenue, cost reduction and non-dilutive funding. Pursuant to the terms of the grants, the Company would pay a cash bonus to such award recipients in their January 2026 monthly payroll upon the achievement of the corporate goals provided that the bonus recipient commenced employment prior to October 1, 2025 and continued employment until at least December 31, 2025, at the sole discretion of both the Chief Executive Officer and the Chief Financial Officer.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

i) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

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

As of June 30, 2025, the Company had recognized total compensation expense of $260,586. The Company has unrecognized compensation expense of $1,210,956 in relation to the RSUs from grants in 2025, of which $348,453 is in relation to RSUs that will vest in 2026, $419,386 in relation to RSUs that will vest in 2027, and $443,117 in relation to RSUs that will vest in 2028 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Un-Amortized	Cancelled
Award	Year	2025	2025	2025
$		$	$	$
545,026	2026	142,061	348,453	54,512
545,015	2027	71,128	419,386	54,501
545,006	2028	47,397	443,117	54,492
1,635,047		260,586	1,210,956	163,505

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Settlement of RSUs

On July 1, 2025, 138,452 RSUs previously granted to executive officers of the Company or its subsidiaries vested and resulted in the issuance of 112,933 shares of common stock. 25,519 shares of common stock were withheld for taxes and returned to the 2015 Plan.

On July 13, 2025, 4,667 RSUs previously granted to employees vested and resulted in the issuance of 3,161 shares of common stock. 1,506 shares of common stock were withheld for taxes and returned to the 2015 Plan.

On July 15, 2025, 50,000 RSUs previously granted to a consultant vested and resulted in the issuance of 50,000 shares of common stock.

On July 23, 2025, 50,000 RSUs previously granted to a consultant vested and resulted in the issuance of 50,000 shares of common stock.

On August 1, 2025, 137,452 RSUs previously granted to employees vested and resulted in the issuance of 104,801 shares of common stock on August 4, 2025 with 32,651 shares of common stock withheld for taxes and returned to the 2015 Plan.

RSU Issuances

Effective July 24, 2025, the Company issued an aggregate of 300,000 RSUs to two executive officers, subject to vesting upon the achievement of a closing stock price target above $2.50 per share for a minimum of thirty consecutive trading days prior to July 24, 2028, but not earlier than July 24, 2026, and also subject to time-based vesting in a single instalment six months after the timely achievement of the target, if at all.

Exercise of Pre-Funded Warrants

On July 7, 2025, a holder of the Pre-Funded Warrants partially exercised such warrants and purchased 991,000 shares of the Company’s common stock, at an exercise price of $0.001 per share, resulting in gross proceeds to the Company of $991.00. The shares issued upon exercise of the Pre-Funded Warrants were registered pursuant to the 2025 Form S-1.

Stock Options Expired / Cancelled

On July 23, 2025, 292,000 vested stock options previously granted to various employees were cancelled as authorized shares under the 2015 Stock Incentive Plan (the “2015 Plan”) on the expiration of the exercise period.

2025 ATM Sales Agreement

Sales Pursuant to 2025 ATM Sales Agreement

During the period from July 1, 2025 through August 7, 2025, the Company sold and settled 410,881 shares of common stock for aggregate net proceeds (net of broker commissions and fees) of approximately $285,972 under the 2025 ATM Sales Agreement with JonesTrading.

Amendment to 2025 ATM Sales Agreement

On August 14, 2025, the Company entered into Amendment No. 1 to the 2025 ATM Sales Agreement (the “Amendment No. 1”) to increase the maximum aggregate gross sales prices of common stock that may be offered, issued, and sold under the 2025 ATM Sales Agreement from up to $7,500,000 to up to $30,000,000.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events (continued)

Registered Direct Offering

On August 1, 2025, the Company entered into a securities purchase agreement with the several purchasers party thereto, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the 2025 Form S-3, an aggregate of (i) 156,250 shares of the Company’s common stock to certain of its directors and executive officers (collectively, the “Insider Purchasers”) at an offering price of $0.64 per share (the “August 2025 Insider Shares”), and (ii) 1,734,375 shares of common stock (the “August 2025 Warrant Investor Shares” and, together with the August 2025 Insider Shares, the “August 2025 Shares”), together with common stock purchase warrants to purchase up to 1,734,375 shares of common stock (the “August 2025 Warrants”), at a combined offering price of $0.64 per August 2025 Warrant Investor Share and accompanying August 2025 Warrant, to certain other existing stockholders of the Company (collectively, the “August 2025 Warrant Investors”). Each August 2025 Warrant has an exercise price per share of $0.768, and is exercisable on or after August 5, 2025 through and until August 5, 2030. The Insider Purchasers did not receive any August 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the August 2025 Shares and the August 2025 Warrants were $1.21 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds exclude any proceeds arising from the exercise of the August 2025 Warrants.

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

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - detects diseases associated with NETosis such as sepsis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - from screening, diagnosis and staging, therapy decision, planning and treatment to monitoring response to treatment and disease progression.
•	Capture-PCR™ - isolating and capturing circulating tumor-derived DNA from plasma samples for early cancer detection.

Commercialization Strategy

We are guided by three underlying principles to our commercialization strategy – ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition,
•	Are affordable, and
•	Are accessible worldwide.

The principles above inform our overall commercialization strategy for our products, which is driven by the following:

•	Conducting research and development in-house and through our research partners;
•	Monetizing our intellectual property with upfront payments, milestone payments, royalties, and sales of kits and key components; and
•	Commercializing our products via global players and in fragmented markets through regional companies.

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

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. In July 2024, we launched the Nu.Q® Vet Cancer Test in Japan with Fujifilm Vet Systems Co. Ltd. The Nu.Q® Vet Cancer Test is now available in sixteen countries.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of June 30, 2025, we had cash and cash equivalents of approximately $2.3 million.

Net cash used in operating activities was $10.6 million for the six months ended June 30, 2025 and $15.1 million for the six months ended June 30, 2024. The decrease in cash used in operating activities for the period ended June 30, 2025 when compared to same period in 2024 can be attributed to a reduction in clinical trial expenditure.

Net cash used in investing activities was $0.1 million and $0.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The decrease was primarily due to a reduction in the purchase of licenses in the current period.

Net cash provided by financing activities was $9.3 million for the six months ended June 30, 2025 and $0.8 million for the comparable period ended June 30, 2024. The increase in cash provided by financing activities for the period ended June 30, 2025 when compared to same period in 2024 was primarily due to (i) $6.3 million in cash, before deducting commitment and legal fees of $0.3 million, received in exchange for the issuance of a senior secured convertible note in May 2025 (ii) $2.4 million in cash, before deducting offering expenses of $0.1 million, received from the issuance and sale of common stock and warrants in a registered direct offering that closed in March 2025, (iii) $0.3 million in net proceeds received from the issuance and sale of 448,706 shares of common stock under our “at-the-market” facility with Jefferies LLC (“Jefferies”) acting as exclusive placement agent, which facility terminated effective April 20, 2025, (iv) $0.2 million in net proceeds received from the issuance and sale of 321,562 shares of common stock under our 2025 ATM Sales Agreement during the six months ended June 30, 2025, and (v) $0.3 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the six months ended June 30, 2025, as compared to $0.6 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility with Jefferies during the six months ended June 30, 2024.

For additional information on our “at-the-market” facility with Jefferies, which terminated in April 2025, our “at-the-market” facility established by our 2025 ATM Sales Agreement, the issuance of the May 2025 senior secured convertible note, the March 2025 registered direct offering, and the March 2024 registered direct offering, refer to Note 6, Common Stock –2022 Equity Distribution Agreement, --2025 ATM Sales Agreement, and 2024 - Equity Capital Raise, of the notes to the condensed consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of June 30, 2025.

Approximate Payments (Including Interest) Due by Year

	Total	2025 - Remaining	2026 - 2029	Greater than 5 years
Description	$	$	$	$
Financing lease liabilities	435,237	31,654	253,239	150,344
Operating lease liabilities and short-term lease	764,897	184,751	580,146	-
Grants repayable	513,256	69,345	250,461	193,450
Long-term debt	8,096,868	972,512	6,923,852	200,504
Collaborative agreements obligations	1,383,050	1,383,050	-	-
Convertible Note	7,500,000	833,334	6,666,666	-
Total	18,693,308	3,474,646	14,674,364	544,298

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and June 30, 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and June 30, 2024.

	Three Months Ended June 30,
	2025	2024	Change	Change
	$	$	$	%
Service	161,778	116,090	45,688	39%
Product	244,910	279,707	(34,797)	(12%)
Total Revenues	406,688	395,797	10,891	3%

Research and development	2,720,207	3,715,797	(995,590)	(27%)
General and administrative	2,940,754	2,284,041	656,713	29%
Sales and marketing	1,043,534	1,386,378	(342,844)	(25%)
Total Operating Expenses	6,704,495	7,386,216	(681,721)	(9%)

Grant income	75,991	-	75,991	>100%
Gain (loss) on disposal of fixed assets	330	(33,498)	33,828	(>100%)
Interest income	160	450	(290)	(64%)
Interest expense	(123,356)	(81,182)	(42,174)	52%
Amortization of debt discount	(325,305)	-	(325,305)	(>100%)
Gain on change in fair value of derivative liability	418,681	-	418,681	>100%
(Loss) gain on change in fair value of warrant liability	(62,764)	44,474	(107,238)	(>100%)
Total Other Income (Expenses)	(16,263)	(69,756)	53,493	(77%)

Net Loss	(6,314,070)	(7,060,175)	746,105	(11%)

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the three-months ended June 30, 2025 were $406,688, compared with $395,797 for the three-months ended June 30, 2024. Our main source of revenues during the three months ended June 30, 2025 and June 30, 2024 was product revenues from sales of the Nu.Q® Vet Cancer Test and Nu.Q Discover kits. The year over year increase in revenues was primarily driven by growth in Nu.Q Discover services.

Operating Expenses

Total operating expenses decreased to $6.7 million for the three months ended June 30, 2025 from $7.4 million for the three months ended June 30, 2024, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $2.7 million from $3.7 million for the three-months ended June 30, 2025, and June 30, 2024, respectively. This decrease was primarily related to a reduction in personnel expenses and lower direct research and development expenses reflecting a reduction in clinical trial activity following completion of studies. The number of full-time equivalent (“FTE”) personnel we employed in this division decreased by 14 to 48 compared to the prior year period.

	Three Months Ended June 30,
	2025	2024	Change
	$	$	$
Personnel expenses	1,583,095	2,078,369	(495,274)
Stock-based compensation	61,069	44,456	16,613
Direct research and development expenses	581,473	1,122,485	(541,012)
Other research and development	231,496	197,075	34,421
Depreciation and amortization	263,074	273,412	(10,338)
Total research and development expenses	2,720,207	3,715,797	(995,590)

General and Administrative Expenses

General and administrative expenses increased to $2.9 million from $2.3 million for the three-months ended June 30, 2025, and June 30, 2024, respectively. The increase was primarily due to higher stock-based compensation expenses (non-cash charges), and higher legal and professional fees during the period. The number of FTE personnel we employed within this division decreased by 8 to 11 compared to the prior year period.

	Three Months Ended June 30,
	2025	2024	Change
	$	$	$
Personnel expenses	1,209,654	1,117,578	92,076
Stock-based compensation	575,691	118,074	457,617
Legal and professional fees	831,306	672,719	158,587
Other general and administrative	285,464	337,532	(52,068)
Depreciation and amortization	38,639	38,138	501
Total general and administrative expenses	2,940,754	2,284,041	656,713

Sales and Marketing Expenses

Sales and marketing expenses decreased to $1.0 million from $1.4 million for the three-months ended June 30, 2025, and June 30, 2024, respectively. The reduction is due to lower personnel expenses and stock-based compensation, partly offset by increased direct marketing and professional fees during the period. The number of FTE personnel we employed within this division decreased by 8 to 11 compared to the prior year period.

	Three Months Ended June 30,
	2025	2024	Change
	$	$	$
Personnel expenses	679,640	1,163,473	(483,833)
Stock-based compensation	175,287	45,516	129,771
Direct marketing and professional fees	181,175	165,142	16,033
Depreciation and amortization	7,432	12,247	(4,815)
Total sales and marketing expenses	1,043,534	1,386,378	(342,844)

Other Income (Expenses)

For the three-months ended June 30, 2025, the Company’s other expenditure was $16,263 compared to other expenditure of $69,756 for the three-months ended June 30, 2024. The decrease in other expenses is mainly due to a gain in change in fair value of derivative liability, offset by amortization of debt discount and loss on change in fair value of warrants.

Net Loss

For the three months ended June 30, 2025, the Company’s net loss was approximately $6.3 million in comparison to a net loss of $7.1 million for the three months ended June 30, 2024. The change was primarily a result of lower personnel costs and a reduction in clinical trial activity, partly reflecting the completion of certain research and development projects.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024

The following table sets forth our results of operations for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Change	Change
	$	$	$	%
Service	277,254	155,866	121,388	78%
Product	375,819	411,466	(35,647)	(9%)
Total Revenues	653,073	567,332	85,741	15%

Research and development	5,327,321	8,345,324	(3,018,003)	(36%)
General and administrative	5,184,116	4,537,784	646,332	14%
Sales and marketing	1,960,833	3,059,147	(1,098,314)	(36%)
Total Operating Expenses	12,472,270	15,942,255	(3,469,985)	(22%)

Grant income	197,227	-	197,227	>100%
Loss on disposal of fixed assets	330	(33,498)	33,828	(>100%)
Interest income	318	9,104	(8,786)	(97%)
Interest expense	(220,025)	(158,415)	(61,610)	39%
Amortization of debt discount	(325,305)	-	(325,305)	(>100%)
Gain on change in fair value of derivative liability	418,681	-	418,681	>100%
Gain (loss) on change in fair value of warrant liability	(42,726)	25,552	(68,278)	(>100%)
Total Other Income (Expenses)	28,500	(157,257)	185,757	>100%

Net Loss	(11,790,697)	(15,532,180)	(3,741,483)	(24%)

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the six-months ended June 30, 2025 were $653,073, compared with $567,332 for the six-months ended June 30, 2024. Our main source of revenue during the six-months ended June 30, 2025 and six-months ended June 30, 2024 was product revenues from sales of the Nu.Q® Vet Cancer Test and Nu.Q Discover kits. The year over year increase in revenues was primarily driven by sales of Nu.Q® Discover services.

Operating Expenses

Total operating expenses decreased to $12.5 million from $15.9 million for the six months ended June 30, 2025 and June 30, 2024, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $5.3 million for the six months ended June 30, 2025, from $8.3 million for the six months ended June 30, 2024. This decrease was primarily related to decreased direct research and development expenses as a result of reduced clinical trial activity and reduced personnel expenses. The number of FTE personnel we employed within this division decreased by 14 to 48 compared to the prior year period.

	Six Months Ended June 30,
	2025	2024	Change
	$	$	$
Personnel expenses	3,213,999	4,291,580	(1,077,581)
Stock-based compensation	124,807	162,574	(37,767)
Direct research and development expenses	1,054,249	2,838,327	(1,784,078)
Other research and development	412,970	515,700	(102,730)
Depreciation and amortization	521,296	537,143	(15,847)
Total research and development expenses	5,327,321	8,345,324	(3,018,003)

General and Administrative Expenses

General and administrative expenses increased to $5.2 million from $4.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively. This increase was primarily due to higher stock-based compensation expenses (non-cash charges), and higher legal and professional fees during the period. The number of FTE personnel we employed within this division decreased by 1 to 19 compared to the prior year period.

	Six Months Ended June 30,
	2025	2024	Change
	$	$	$
Personnel expenses	2,330,519	2,258,402	72,117
Stock-based compensation	938,748	294,762	643,986
Legal and professional fees	1,316,571	1,172,666	143,905
Other general and administrative	520,811	727,848	(207,037)
Depreciation and amortization	77,467	84,106	(6,639)
Total general and administrative expenses	5,184,116	4,537,784	646,332

Sales and Marketing Expenses

Sales and marketing expenses decreased to $2.0 million compared to $3.1 million for the six months ended June 30, 2025 and June 30, 2024. This decrease was due to reduced personnel expenses and direct marketing and professional fees during the period. The number of FTE personnel we employed within this divsion decreased by 8 to 11 compared to the prior year period.

	Six Months Ended June 30,
	2025	2024	Change
	$	$	$
Personnel expenses	1,471,394	2,456,716	(985,322)
Stock-based compensation	199,864	161,930	37,934
Direct marketing and professional fees	270,933	416,206	(145,273)
Depreciation and amortization	18,642	24,295	(5,653)
Total sales and marketing expenses	1,960,833	3,059,147	(1,098,314)

Other Income (Expenses)

For the six months ended June 30, 2025, the Company’s other income were $28,500 compared to other expenses of $157,257 for the six months ended June 30, 2024. The increase in other income is mainly due to increased grant income recognized, a gain in change in fair value of derivative liability, offset by amortization of debt discount and loss on change in fair value of warrants.

Net Loss

For the six months ended June 30, 2025, the Company’s net loss was approximately $11.8 million in comparison to a net loss of $15.5 million for the six months ended June 30, 2024. The change was primarily a result of reduced clinical trial activity and personnel costs.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through an “at the market” offering under our 2025 ATM Sales Agreement with JonesTrading or through other equity or debt financings. See Note 6, Common Stock – 2025 ATM Sales Agreement, of the notes to the condensed consolidated financial statements. However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal controls over financial reporting. In particular we do not have sufficient written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Please refer our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed, with the SEC on March 31, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On May 20, 2025, the Company consummated a financing pursuant to a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management XII LLC, (“Lind”). Under the SPA, the Company received $6,250,000 in funding from Lind in exchange for the issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $7,500,000 (the “Lind Note”) and a Common Stock Purchase Warrant for the purchase of 13,020,834 shares of the Company’s common stock at an exercise price of $0.672 per share, subject to adjustment, and exercisable for five years (the “Lind Warrant”). As additional consideration to Lind, the Company paid a commitment fee in the amount of $218,750, which was paid by deduction from the funding received. The Lind Warrant may be exercised via cashless exercise in the event there is no effective registration statement covering the shares of common stock underlying a Lind Warrant exercise.

The Lind Note, which does not accrue interest, will be repaid by the Company in 18 consecutive monthly installments in the amount of $416,666 beginning six months from the issuance date. Lind may elect with respect to no more than two monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company. The monthly payments due under the Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined below), cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares. The “Repayment Share Price” is defined in the Lind Note as 90% of the average of the five lowest daily volume weighted average price per share for the Company’s common stock during the 20 trading days prior to the payment date. The Lind Note sets forth certain conditions that must be satisfied before the Company may make any monthly payments in shares of common stock.

The Lind Note may be converted by Lind from time to time at a price of $0.72 per share, subject to adjustment (the “Conversion Price”). The dollar amount of any conversions by Lind will be applied to toward upcoming Lind Note payments in reverse chronological order. The Lind Note may be prepaid in whole upon written notice on any business day following 30 days after the earlier to occur of (i) July 14, 2025, which was the date the resale registration statement for the shares underlying the Lind Note and Lind Warrant was declared effective by the SEC, or (ii) the date that the shares issued pursuant to conversion of the Lind Note may be immediately resold under Rule 144 without restriction on the number of shares to be sold or the manner of sale; but in the event of a prepayment notice, Lind may convert up to one-third of principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

Issuance of shares of common stock upon repayment or conversion of the Lind Note (the “Lind Note Shares”) and upon exercise of the Warrant (the “Lind Warrant Shares”) is subject to an ownership limitation equal to 4.99% of the Company’s outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock). Additionally, the issuance in the aggregate of any Lind Note Shares and Lind Warrant Shares in excess of 19.99% of the outstanding common stock shall be subject to stockholder approval in accordance with NYSE American Rule 713.

Based in part upon the representations of Lind in the SPA, the offering and sale of the securities was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities or “blue sky” laws. None of the securities have been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements. The sale of the securities did not involve a public offering and was made without general solicitation or general advertising. Pursuant to the SPA, the Company agreed to subsequently register for resale all of the Lind Note Shares and the Lind Warrant Shares, which resale registration statement was declared effective by the SEC on July 14, 2025.

Repurchase of Equity Securities

No equity securities were repurchased during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment to 2025 ATM Sales Agreement

On August 14, 2025, the Company entered into Amendment No. 1 to increase the maximum aggregate gross sales prices of common stock that may be offered, issued, and sold under the 2025 ATM Sales Agreement from up to $7,500,000 to up to $30,000,000.

The foregoing description of the material terms of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the complete text of Amendment No. 1, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference.

The legal opinion of Stradling Yocca Carlson & Rauth LLP, counsel to the Company, related to the ATM Shares, is filed herewith as Exhibit 5.1.

Rule 10b5-1 Trading Arrangements

The Company’s directors and officers (as defined in Rule4 16a-1 under the Exchange Act) may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of the Company’s common stock. These plans or arrangements may be intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, which are referred to as Rule 10b5-1 trading arrangements, or they may represent non-Rule 10b5-1 trading arrangements.

During the three months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation, as amended and currently in effect.	S-3	333-288508	3.1	7/3/25
3.2	Amended and Restated Bylaws, as amended and currently in effect.	10-Q	001-36833	3.2	5/13/24
4.1	Description of Capital Stock	S-3	333-288508	4.2	7/3/25
5.1	Legal Opinion of Stradling Yocca Carlson & Rauth LLP.					X
10.1	Capital On DemandTM Sales Agreement, dated April 22, 2025, by and between VolitionRx Limited and JonesTrading Institutional Services LLC.	8-K	001-36833	1.1	4/22/25
10.2	Amendment No. 1 to Capital On DemandTM Sales Agreement, dated August 14, 2025, by and between VolitionRx Limited and JonesTrading Institutional Services LLC.					X
10.3†	Securities Purchase Agreement, dated May 15, 2025, as amended June 26, 2025, by and between the Company and Lind Global Asset Management XII LLC.	S-3	333-288508	4.3	7/3/25
10.4	Form of Senior Secured Convertible Promissory Note, dated May 15, 2025, issued by the Company to Lind Global Asset Management XII LLC.	10-Q	001-36833	10.3	5/15/25
10.5	Form of Common Stock Purchase Warrant, dated May 15, 2025, issued by the Company to Lind Global Asset Management XII LLC.	10-Q	001-36833	10.4	5/15/25
10.6	Security Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.5	5/15/25
10.7	Guaranty, dated May 15, 2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.6	5/15/25
10.8	Pledge Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.7	5/15/25
10.9	Guarantor Security Agreement, dated May 15, 2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.8	5/15/25
10.10	Pledge Agreement, dated May 15, 2025, by and between Singapore Volition Pte. Limited and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.11	5/15/25
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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
Dated: August 14, 2025
	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: August 14, 2025
	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

