Form 10-Q/A
period 2025-06-30
VOLITIONRX LTD
filed 2025-08-15
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) hereby amends the Quarterly Report on Form 10-Q of VolitionRx Limited (the “Company”) for the quarterly period ended June 30, 2025 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2025. This Amendment No. 1 is being filed solely to include Exhibits 5.1 and 10.2 to the Form 10-Q/A, which were inadvertently omitted in the Original Form 10-Q.

In accordance with applicable SEC rules, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated as of the date of filing of this Amendment No. 1. Because this Amendment No. 1 does not include financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II, Item 6 “Exhibits,” in its entirety, the signature page, and Exhibits 5.1, 10.2, 31.3 and 31.4. Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Form 10-Q, and this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

2

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation, as amended and currently in effect.	S-3	333-288508	3.1	7/3/25
3.2	Amended and Restated Bylaws, as amended and currently in effect.	10-Q	001-36833	3.2	5/13/24
4.1	Description of Capital Stock.	S-3	333-288508	4.2	7/3/25
5.1	Legal Opinion of Stradling Yocca Carlson & Rauth LLP.					X
10.1	Capital On DemandTM Sales Agreement, dated April 22, 2025, by and between VolitionRx Limited and JonesTrading Institutional Services LLC.	8-K	001-36833	1.1	4/22/25
10.2	Amendment No. 1 to Capital On DemandTM Sales Agreement, dated August 14, 2025, by and between VolitionRx Limited and JonesTrading Institutional Services LLC.					X
10.3	Securities Purchase Agreement, dated May 15, 2025, as amended June 26, 2025, by and between the Company and Lind Global Asset Management XII LLC.	S-3	333-288508	4.3	7/3/25
10.4	Form of Senior Secured Convertible Promissory Note, dated May 15, 2025, issued by the Company to Lind Global Asset Management XII LLC.	10-Q	001-36833	10.3	5/15/25
10.5	Form of Common Stock Purchase Warrant, dated May 15, 2025, issued by the Company to Lind Global Asset Management XII LLC.	10-Q	001-36833	10.4	5/15/25
10.6	Security Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.5	5/15/25
10.7	Guaranty, dated May 15, 2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.6	5/15/25
10.8	Pledge Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.7	5/15/25
10.9	Guarantor Security Agreement, dated May 15, 2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.8	5/15/25
10.10	Pledge Agreement, dated May 15, 2025, by and between Singapore Volition Pte. Limited and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.11	5/15/25
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

* Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025.

** Previously furnished with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025. The certifications attached as Exhibit 32.1 accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED
Dated: August 15, 2025
	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: August 15, 2025
	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

4