Form 10-Q
period 2025-09-30
VOLITIONRX LTD
filed 2025-11-13
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

+1 (512) 774–8930

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

As of November 7, 2025, there were 122,801,572 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,” and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words). In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; and statements relating to the assumptions underlying any of the foregoing. We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our need to raise additional capital in the future;

•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;

•	Our inability to generate any significant revenues or achieve profitability;

•	Our expansion of our product development and sales and marketing capabilities could give rise to difficulties in managing our growth;

•	Our dependence on third-party distributors;

•	Our limited experience with sales and marketing;

•	Our ability to successfully develop, manufacture, market, and sell our future products;

•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;

•	The acceptance by the marketplace of our future products;

•	The highly competitive and rapidly changing nature of the diagnostics market;

•	Protection of our patents, intellectual property and trade secrets;

•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;

•	The material weaknesses in our internal control over financial reporting that we have identified;

•	Pressures related to macroeconomic and geopolitical conditions; and

•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”).

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

3

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	September 30,	December 31,
	2025	2024
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	199,407	3,264,429
Accounts receivable	309,085	110,574
Prepaid expenses	460,070	338,660
Other current assets	363,515	343,145
Total Current Assets	1,332,077	4,056,808

Property and equipment, net	4,243,486	4,429,152
Operating lease right-of-use assets	572,289	599,816
Intangible assets, net	301,033	313,747
Total Assets	6,448,885	9,399,523

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	3,114,430	2,766,178
Accrued liabilities	4,585,137	3,476,903
Deferred revenue	354,000	230,000
Management and directors’ fees payable	115,822	30,086
Current portion of long-term debt	913,582	860,223
Current portion of finance lease liabilities	54,020	46,737
Current portion of operating lease liabilities	254,644	221,755
Current portion of grant repayable	69,123	60,979
Warrant liability	112,770	97,886
Derivative liability	319,347	-
Current portion of convertible note payable, net	1,529,152	-
Total Current Liabilities	11,422,027	7,790,747

Deferred revenue, net of current portion	22,026,769	22,663,400
Long-term debt, net of current portion	5,565,751	3,952,846
Finance lease liabilities, net of current portion	331,550	328,338
Operating lease liabilities, net of current portion	351,211	410,686
Grant repayable, net of current portion	442,494	361,242
Convertible note payable, net of current portion	2,258,645	-
Total Long-Term Liabilities	30,976,420	27,716,512
Total Liabilities	42,398,447	35,507,259

Stockholders' Deficit
Common Stock
Authorized: 325,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 109,620,405 shares and 96,097,485 shares, respectively	109,620	96,098
Additional paid-in capital	212,307,711	204,154,994
Accumulated other comprehensive income	(421,946)	385,631
Accumulated deficit	(246,630,538)	(229,544,343)
Total VolitionRx limited Stockholders' Deficit	(34,635,153)	(24,907,620)
Non-controlling interest	(1,314,409)	(1,200,116)
Total Stockholders’ Deficit	(35,949,562)	(26,107,736)
Total Liabilities and Stockholders’ Deficit	6,448,885	9,399,523

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	$	$	$	$
Revenues
Services	88,896	68,434	366,150	155,713
Product	538,381	406,088	914,200	886,141
Total Revenues	627,277	474,522	1,280,350	1,041,854

Operating Expenses
Research and development	2,285,907	3,473,782	7,613,228	11,819,106
General and administrative	2,483,793	1,815,863	7,667,909	6,353,647
Sales and marketing	958,567	1,053,584	2,919,400	4,112,731
Total Operating Expenses	5,728,267	6,343,229	18,200,537	22,285,484
Operating Loss	(5,100,990)	(5,868,707)	(16,920,187)	(21,243,630)

Other Income (Expenses)
Grant income	232,184	85,378	429,411	85,378
Gain (Loss) on disposal of fixed assets	-	(1,195)	330	(34,693)
Interest income	160	530	478	9,634
Interest expense	(143,800)	(89,456)	(363,825)	(247,871)
Amortization of debt discount	(729,630)	-	(1,054,935)	-
Gain on change in fair value of derivative liability	304,443	-	723,124	-
Gain (loss) on change in fair value of warrant liability	27,842	4,872	(14,884)	30,424
Total Other Income (Expenses)	(308,801)	129	(280,301)	(157,128)
Net Loss	(5,409,791)	(5,868,578)	(17,200,488)	(21,400,758)
Net Loss Attributable to Non-Controlling Interest	31,433	47,049	114,293	226,295
Net Loss Attributable to VolitionRx Limited Stockholders	(5,378,358)	(5,821,529)	(17,086,195)	(21,174,463)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	22,348	(141,980)	(807,577)	(103,668)
Net Comprehensive Loss	(5,387,443)	(6,010,558)	(18,008,065)	(21,504,426)

Net Loss Per Share – Basic and Diluted Attributable to VolitionRx Limited stockholders	(0.05)	(0.07)	(0.17)	(0.25)

Weighted Average Shares Outstanding
– Basic and Diluted	108,213,068	87,886,012	102,115,278	84,165,579

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three and Nine Months ended September 30, 2025 and September 30, 2024

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2024	96,097,485	96,098	204,154,994	385,631	(229,544,343)	(1,200,116)	(26,107,736)
Common stock issued for cash, net of issuance costs	4,551,429	4,551	2,380,103	-	-	-	2,384,654
Common stock issued for settlement of RSUs	97,553	98	(98)	-	-	-	-
Stock-based compensation in relation to modification of options	-	-	103,573	-	-	-	103,573
Stock-based compensation	-	-	347,801	-	-	-	347,801
Tax withholdings paid related to stock-based compensation	-	-	(24,411)	-	-	-	(24,411)
Foreign currency translation	-	-	-	(253,929)	-	-	(253,929)
Net loss for the period	-	-	-	-	(5,423,759)	(52,868)	(5,476,627)
Balance, March 31, 2025	100,746,467	100,747	206,961,962	131,702	(234,968,102)	(1,252,984)	(29,026,675)
Common stock issued for cash, net of issuance costs	321,562	322	60,282	-	-	-	60,604
Common stock issued for cash, in respect of warrant shares	1,958,273	1,958	-	-	-	-	1,958
Common stock issued for settlement of RSUs	955,718	955	(955)	-	-	-	-
Issuance of warrants in connection with convertible note offering	-	-	1,998,869	-	-	-	1,998,869
Stock-based compensation	-	-	812,045	-	-	-	812,045
Tax withholdings paid related to stock-based compensation	-	-	(55,057)	-	-	-	(55,057)
Foreign currency translation	-	-	-	(575,996)	-	-	(575,996)
Net loss for the period	-	-	-	-	(6,284,078)	(29,992)	(6,314,070)
Balance, June 30, 2025	103,982,020	103,982	209,777,146	(444,294)	(241,252,180)	(1,282,976)	(33,098,322)
Common stock issued for cash, net of issuance costs	3,439,156	3,439	2,002,379	-	-	-	2,005,818
Common stock issued for cash, in respect of warrant shares	1,599,000	1,599	-	-	-	-	1,599
Common stock issued for settlement of RSUs	600,229	600	(600)	-	-	-	-
Stock-based compensation	-	-	609,167	-	-	-	609,167
Tax withholdings paid related to stock-based compensation	-	-	(80,381)	-	-	-	(80,381)
Foreign currency translation	-	-		22,348	-	-	22,348
Net loss for the period	-	-	-		(5,378,358)	(31,433)	(5,409,791)
Balance, September 30, 2025	109,620,405	109,620	212,307,711	(421,946)	(246,630,538)	(1,314,409)	(35,949,562)

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three and Nine Months ended September 30, 2025 and September 30, 2024

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2023	81,898,321	81,898	194,448,414	243,940	(202,576,507)	(909,967)	(8,712,222)
Common stock issued for cash, net of issuance costs	13,350	13	15,721	-	-	-	15,734
Common stock issued for settlement of RSUs	68,169	69	(69)	-	-	-	-
Stock-based compensation	-	-	411,220	-	-	-	411,220
Tax withholdings paid related to stock-based compensation	-	-	(3,062)	-	-	-	(3,062)
Common stock issued in lieu of license fee	129,132	129	125,129	-	-	-	125,258
Foreign currency translation	-	-	-	15,026	-	-	15,026
Net loss for the period	-	-	-	-	(8,367,388)	(104,617)	(8,472,005)
Balance, March 31, 2024	82,108,972	82,109	194,997,353	258,966	(210,943,895)	(1,014,584)	(16,620,051)
Common stock issued for cash, net of issuance costs	734,155	734	588,754	-	-	-	589,488
Common stock issued for settlement of RSUs	85,187	85	(85)	-	-	-	-
Stock-based compensation	-	-	208,046	-	-	-	208,046
Tax withholdings paid related to stock-based compensation	-	-	(38,205)	-	-	-	(38,205)
Foreign currency translation	-	-	-	23,286	-	-	23,286
Net loss for the period	-	-	-	-	(6,985,546)	(74,629)	(7,060,175)
Balance, June 30, 2024	82,928,314	82,928	195,755,863	282,252	(217,929,441)	(1,089,213)	(22,897,611)
Issuance costs	9,170,000	9,170	5,951,030	-	-	-	5,960,200
Common stock issued for settlement of RSUs	294,256	295	(295)	-	-	-	-
Stock-based compensation	-	-	323,539	-	-	-	323,539
Tax withholdings paid related to stock-based compensation	-	-	(15,860)	-	-	-	(15,860)
Foreign currency translation	-	-	-	(141,980)	-	-	(141,980)
Net loss for the period	-	-	-	-	(5,821,529)	(47,049)	(5,868,578)
Balance, September 30, 2024	92,392,570	92,393	202,014,277	140,272	(223,750,970)	(1,136,262)	(22,640,290)

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Nine Months Ended September 30,
	2025	2024
	$	$
Operating Activities
Net loss	(17,200,488)	(21,400,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	752,882	817,542
Amortization of operating lease right-of-use assets	182,954	169,273
Amortization of debt discount	1,054,935	-
Loss on disposal of fixed assets	330	34,693
Gain on change in derivative liability	(723,124)	-
Stock-based compensation	1,872,586	942,805
Loss (Gain) on change in fair value of warrant liability	14,884	(30,424)
Changes in operating assets and liabilities:
Prepaid expenses	(121,410)	(168,625)
Accounts receivable	(198,511)	(69,992)
Other current assets	(20,370)	(24,064)
Deferred revenue, current and non-current	(512,631)	(106,600)
Accounts payable and accrued liabilities	804,192	(416,389)
Management and directors’ fees payable	85,736	(34,552)
Operating leases liabilities	(183,432)	(174,758)
Net Cash Used In Operating Activities	(14,191,467)	(20,461,849)
Investing Activities
Purchases of property and equipment	(78,591)	(204,898)
Purchase of license	-	(171,095)
Net Cash Used In Investing Activities	(78,591)	(375,993)
Financing Activities
Net proceeds from issuances of common stock	4,454,633	6,565,422
Tax withholdings paid related to stock-based compensation	(159,849)	(57,127)
Proceeds from grants repayable	32,426	-
Proceeds from long-term debt	1,570,176	754,457
Net proceeds from issuance of convertible note and warrants	5,774,202	-
Payments on long-term debt	(697,174)	(831,542)
Payments on grants repayable	-	(28,213)
Payments on finance lease liabilities	(37,361)	(35,621)
Net Cash Provided By Financing Activities	10,937,053	6,367,376
Effect of foreign exchange on cash	267,983	(845,371)
Net change in cash and cash equivalents	(3,065,022)	(15,315,837)
Cash and cash equivalents – Beginning of the Period	3,264,429	20,729,983
Cash and cash equivalents – End of the Period	199,407	5,414,146

Supplemental Disclosures of Cash Flow Information
Interest paid	363,825	247,871
Non-Cash Financing Activities
Common stock issued upon cashless exercises of stock options and settlement of vested RSUs	1,654	578
Offering costs from issuance of common stock	325,652	245,107
Fair value of derivative liability recognized upon issuance of convertible note	1,042,471	-
Issuance of warrants in connection with convertible note offering	1,983,842	-
Debt issuance cost recognized upon issuance of convertible note	1,740,825	-
Common stock issued for license rights	-	125,258
Non-cash note payable	292,470	294,603

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and other information

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2025 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in the Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Embedded Derivative Liability

The Company evaluates the embedded features of its financial instruments, including its convertible notes payable and warrants in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815 “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. The Company applies significant judgment to identify and evaluate complex terms and conditions for its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value.

Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of September 30, 2025, consisted of the following:

	Fair Value Measurements at September 30, 2025
Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivate Liability	-	-	319,347	319,347
Warrant liability	-	112,770	-	112,770
	-	112,770	319,347	432,117

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and other information (continued)

The following table provides a roll-forward of changes for the warrant and derivative liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2025:

Warrant Liability
Total
$
Balance at December 31, 2024	97,886
Loss on change in fair value of warrant liability	14,884
Balance at September 30, 2025	112,770

Derivative Liability
Total
$
Balance at December 31, 2024	-
Initial fair value of embedded derivative liability upon issuance	1,042,471
Gain on change in fair value of derivate liability	(723,124)
Balance at September 30, 2025	319,347

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2025, 58,311,316 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

For the nine months ended September 30, 2025, the Company incurred a net loss of $17.2 million and used cash flows in operating activities of $14.2 million. As of September 30, 2025, the Company had cash and cash equivalents of $0.2 million and an accumulated deficit of $246.6 million.

The Company has generated operating losses and has experienced negative cash flows from operations since inception. The Company has not generated significant revenues and expects to incur further losses in the future, particularly from continued development of its clinical-stage diagnostic tests and commercialization activities. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions or, financing, and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by (a) granting licenses and/or distribution rights to third parties in exchange for specified up-front and/or back-end payments, (b) obtaining additional financing through debt or equity transactions, (c) securing additional grant funds, and (d) developing and commercializing the Company’s products in an efficient manner. Management continues to exercise tight cost controls and has implemented short-term cash preservation and cost-saving initiatives to conserve cash. As part of the Company’s cash conservation efforts, directors and certain employees have elected to exchange a portion of their fees earned or paid in cash or salary, respectively, for RSUs of the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and to eventually attain profitable operations.

Management assessed the mitigating effect of these plans to determine if it is probable that the plans would be effectively implemented within one year after the condensed consolidated financial statements are issued and when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of the Company’s plans will result in the necessary funding to continue operations and satisfy current and expected debt obligations. The Company concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of September 30, 2025 and December 31, 2024:

		September 30, 2025	December 31, 2024
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	747,661	701,505
Laboratory equipment	5 years	5,032,834	4,600,168
Office furniture and equipment	5 years	398,643	359,337
Buildings	30 years	2,245,896	1,981,247
Building improvements	5-15 years	1,935,069	1,637,139
Land	Not amortized	140,797	124,206
Total property and equipment		10,500,900	9,403,602
Less accumulated depreciation		6,257,414	4,974,450
Total property and equipment, net		4,243,486	4,429,152

During the nine-month periods ended September 30, 2025 and September 30, 2024, the Company recognized $735,018 and $815,824, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, primarily acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

	September 30, 2025	December 31, 2024
	Cost $	Cost $
Patents and Licenses	1,513,134	1,354,274
Total Patents and Licenses	1,513,134	1,354,274
Less accumulated amortization	1,212,101	1,040,527
Total Patents and Licenses, net	301,033	313,747

During the nine-month periods ended September 30, 2025 and September 30, 2024, the Company recognized $17,864 and $(6,742), respectively, in amortization expense.

The Company amortizes the patents and licenses on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2025	$5,199
2026	$20,283
2027	$20,283
2028	$20,283
2029	$20,283
Greater than 5 years	$214,702
Total Intangible Assets	$301,033

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of September 30, 2025, the Company was authorized to issue 325 million shares of common stock, par value $0.001 per share, of which 109,620,405 and 96,097,485 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

Stock Option Exercises

During the nine months ended September 30, 2025, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

On February 11, 2025, 40,000 vested stock options previously granted to a consultant were cancelled and returned as authorized shares under the 2015 Stock Incentive Plan (the “2015 Plan”) on the expiration of the exercise period following the resignation of such employee.

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

On July 23, 2025, 292,000 vested stock options previously granted to various employees were cancelled under the 2011 Equity Incentive Plan (the “2011 Plan”) on the expiration of the exercise period.

Exercise of Pre-Funded Warrants

On May 1, 2025, a holder of Pre-Funded Warrants (as defined below under the heading “2024 Equity Capital Raise”) partially exercised such warrants and purchased 1,958,273 shares of the Company’s common stock, at an exercise price of $0.001 per share, resulting in gross proceeds to the Company of $1,958. The shares issued upon exercise of the Pre-Funded Warrants were registered pursuant to a Registration Statement on Form S-1 (File No. 333-286401) declared effective by SEC on April 15, 2025 (the “2025 Form S-1”).

On July 7, 2025, a holder of Pre-Funded Warrants partially exercised such warrants and purchased 991,000 shares of the Company’s common stock, at an exercise price of $0.001 per share, resulting in gross proceeds to the Company of $991. The shares issued upon exercise of the Pre-Funded Warrants were registered pursuant to (the 2025 Form S-1).

On September 23, 2025, a holder of Pre-Funded Warrants partially exercised such warrants and purchased 608,000 shares of the Company’s common stock, at an exercise price of $0.001 per share, resulting in gross proceeds to the Company of $608. The shares issued upon exercise of the Pre-Funded Warrants were registered pursuant to the 2025 Form S-1.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

RSU Settlements

Below is a table summarizing the RSUs that vested and settled during the nine months ended September 30, 2025 all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,583	Jan 1, 2025	21,583	-
2015	4,667	Feb 22, 2025	2,750	1,917
2015	33,503	Mar 13, 2025	21,643	11,860
2015	38,198	Mar 13, 2025	24,676	13,522
2015	41,642	Mar 13, 2025	26,901	14,741
2015	31,667	Apr 4, 2025	28,867	2,800
2015	297,340	May 1, 2025	248,908	48,432
2015	125,000	May 13, 2025	125,000	-
2015	37,334	May 23, 2025	35,654	1,680
2015	343,192	Jun 1, 2025	286,908	56,284
2015	8,667	Jun 15, 2025	5,381	3,286
2015	50,000	Jun 23, 2025	50,000	0
2015	138,452	Jul 1, 2025	112,933	25,519
2015	4,667	Jul 13, 2025	3,161	1,506
2015	50,000	Jul 13, 2025	50,000	0
2015	137,452	Aug 1, 2025	104,801	32,651
2015	50,000	Aug 13, 2025	50,000	0
2015	2,000	Sep 11, 2025	2,000	0
2015	282,825	Sep 28, 2025	222,334	60,491
2015	5,000	Sep 30, 2025	5,000	0
	1,703,189		1,428,500	274,689

Below is a table summarizing the RSUs vested and settled during the nine months ended September 30, 2025 all of which were issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	225,000	May 13, 2025	225,000	-
	225,000		225,000	-

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2025 Equity Capital Raises

March 2025 Registered Direct Offering

On March 24, 2025, the Company entered into a securities purchase agreement with the several purchasers party thereto, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259783) declared effective by the SEC on November 8, 2021 (the “2021 Form S-3”), an aggregate of (i) 2,363,636 shares of the Company’s common stock to certain of its directors and executive officers, and certain of its existing stockholders (collectively, the “Insiders”) at an offering price of $0.55 per share (the “Insider Shares”), and (ii) 1,739,087 shares of common stock (the “March 2025 Warrant Investor Shares” and, together with the Insider Shares, the “March 2025 Shares”), together with common stock purchase warrants to purchase up to 1,739,087 shares of common stock (the “March 2025 Warrants”), at a combined offering price of $0.55 per March 2025 Warrant Investor Share and accompanying March 2025 Warrant, to certain other existing stockholders of the Company and new investors. Each March 2025 Warrant has an exercise price per share of $0.66, and is exercisable on or after March 26, 2025 through and until March 26, 2030. The Insiders did not receive any March 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the March 2025 Shares and the March 2025 Warrants were $2.3 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds exclude any proceeds arising from the exercise of the March 2025 Warrants. The shares of common stock underlying the March 2025 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the March 2025 Warrants were subsequently registered pursuant to the 2025 Form S-1 and were withdrawn from the 2021 Form S-3.

August 2025 Registered Direct Offering

On August 4, 2025, the Company entered into a securities purchase agreement with the several purchasers party thereto, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to Company’s registration statement on Form S-3 (Reg. No. 333-283088) filed with the SEC on November 8, 2024, as amended on April 11, 2025, and declared effective by the SEC on April 18, 2025 (the “2025 Form S-3”), an aggregate of (i) 156,250 shares of the Company’s common stock to certain of its directors and executive officers (collectively, the “Insider Purchasers”) at an offering price of $0.64 per share (the “August 2025 Insider Shares”), and (ii) 1,734,375 shares of common stock (the “August 2025 Warrant Investor Shares” and, together with the August 2025 Insider Shares, the “August 2025 Shares”), together with common stock purchase warrants to purchase up to 1,734,735 shares of common stock (the “August 2025 Warrants”), at a combined offering price of $0.64 per August 2025 Warrant Investor Share and accompanying August 2025 Warrant, to certain other existing stockholders of the Company. Each August 2025 Warrant has an exercise price per share of $0.768, and is exercisable on or after August 4, 2025 through and until August 4, 2030. The Insider Purchasers did not receive any August 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the August 2025 Shares and the August 2025 Warrants were $1.21 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds exclude any proceeds arising from the exercise of the August 2025 Warrants.

September 2025 Private Placement

On September 18, 2025, the Company entered into a securities purchase agreement with an existing stockholder, pursuant to which the Company issued and sold to such purchaser 483,870 shares of its common stock (the “September 2025 Shares”), plus warrants to purchase an additional 483,870 shares of common stock at an exercise price of $0.682 per share (the “September 2025 Warrants”), in a private placement, at a combined offering price of $0.62 per September 2025 Share and accompanying September 2025 Warrant. The September 2025 Warrants were exercisable immediately upon issuance and expire on September 18, 2030. The private placement did not involve any underwriters, underwriting discounts or commissions, or any public offering or registration with the SEC, and the securities were restricted from further transfer as evidenced by the legend thereon. The net proceeds received by the Company for the issuance and sale of the September 2025 Shares and the September 2025 Warrants were $0.3 million, before deducting offering expenses of $0.02 million paid by the Company. The net proceeds exclude any proceeds arising from the exercise of the September 2025 Warrants.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2024 Equity Capital Raises

August 2024 Registered Direct Offering

On August 8, 2024, the Company entered into a securities purchase agreement with a purchaser pursuant to which the Company issued and sold to such purchaser, in a registered direct offering under the 2021 Form S-3 (the “2024 Equity Capital Raise”), an aggregate of 9,170,000 shares of the Company’s common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,557,273 shares of the Company’s common stock (the “Pre-Funded Warrant Shares”), Series A common stock warrants (the “Series A Warrants”) to purchase up to 12,727,273 shares of the Company’s common stock (the “Series A Warrant Shares”) and Series B common stock warrants (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants” and, together with the shares of common stock offered in the 2024 Equity Capital Raise and the Pre-Funded Warrants, the “Securities”) to purchase up to 12,727,273 shares of the Company’s common stock the “Series B Warrant Shares,” together with the Pre-Funded Warrant Shares and the Series A Warrant Shares, the “August 2024 Warrant Shares”. The exercise prices of the Pre-Funded Warrants and the Common Warrants is $0.001 per share and $0.57 per share, respectively. H.C. Wainwright & Co. acted as the exclusive placement agent for the Company in the offering. The combined offering price for a share of common stock and accompanying Common Warrants was $0.55 and the combined offering price for a Pre-Funded Warrant and accompanying Common Warrants was $0.549. The net proceeds received by the Company for the issuance and sale of the Securities were $6.4 million, before deducting offering expenses of $0.1 million paid by the Company. In addition, the Company issued warrants to the placement agent to purchase an aggregate of 381,818 shares of Company common stock on substantially the same terms as the Series B Warrants at an exercise price of $0.6875 per share. The net proceeds above assumes the exercise of the Pre-Funded Warrants but excludes any proceeds arising from the exercise of the Common Warrants or the placement agent warrants. The August 2024 Warrant Shares were initially registered pursuant to the 2021 Form S-3. The August 2024 Warrant Shares were subsequently registered pursuant to the 2025 Form S-1, and were withdrawn from the 2021 Form S-3.

December 2024 Registered Direct Offering

On December 5, 2024, the Company entered into a securities purchase agreement with several purchasers, including certain of its directors and executive officers (the “Insider Investors”), pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the 2021 Form S-3, an aggregate of (i) 445,648 shares to the Insider Investors at an offering price of $0.5722 per share and (ii) a further 2,857,389 shares of our common stock (the “December 2024 Warrant Investor Shares” and, together with the Insider Shares, the “December 2024 Shares”), together with 2,857,389 common stock purchase warrants to purchase up to 2,857,389 shares of our common stock (the “Form A Warrants”) and 2,857,389 common stock purchase warrants to purchase up to 1,428,693 shares of our common stock (the “Form B Warrants” and, together with the Form A Warrants, the “December 2024 Warrants”), at a combined offering price of $0.5722 per December 2024 Warrant Investor Share and accompanying December 2024 Warrants, to certain existing stockholders of the Company and new investors. The December 2024 Shares, Form A Warrants, and Form B Warrants were separately issued. Each Form A Warrant has an exercise price per share of $0.5722 and each Form B Warrant has an exercise price per share of $0.71525. Each December 2024 Warrant is exercisable on or after December 9, 2024 through and until December 9, 2029. The net proceeds received by the Company for the issuance and sale of the December 2024 Shares and the December 2024 Warrants were $1.9 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above excludes any proceeds arising from the exercise of the December 2024 Warrants. The shares of common stock underlying the December 2024 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the December 2024 Warrants were subsequently registered pursuant to the 2025 Form S-1, and were withdrawn from the 2021 Form S-3.

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

“At the Market” Offerings

2025 ATM Sales Agreement

On April 22, 2025, the Company entered into a Capital On DemandTM Sales Agreement (the "2025 ATM Sales Agreement") with JonesTrading Institutional Services, LLC ("JonesTrading") to sell shares of the Company's common stock, with an aggregate offering price of up to $7.5 million, from time to time through an "at the market" offering pursuant to the 2025 Form S-3, through JonesTrading acting as the Company's agent. Although the Company is not obligated to sell any shares under the 2025 ATM Sales Agreement, from April 22, 2025 through September 30, 2025, the Company raised aggregate proceeds (net of broker commissions and fees) of approximately $880,862 through the sale of 1,386,223 shares of its common stock pursuant to the 2025 ATM Sales Agreement.

Amendment to 2025 ATM Sales Agreement

On August 14, 2025, the Company entered into Amendment No. 1 to the 2025 ATM Sales Agreement to increase the maximum aggregate offering price of shares of common stock that may be offered, issued, and sold under the 2025 ATM Sales Agreement from $7.5 million to $30.0 million.

2022 Equity Distribution Agreement

On May 20, 2022, the Company entered into an equity distribution agreement (the “2022 EDA”) with Jefferies LLC (“Jefferies”) to sell shares of the Company’s common stock, with a maximum aggregate offering price of $25.0 million, from time to time through an “at the market” offering pursuant to the 2021 Form S-3 through Jefferies acting as the Company’s agent and/or principal.

During the nine months ended September 30, 2025, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $262,484 under the 2022 EDA through the sale of 448,706 shares of its common stock. As of September 30, 2025, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $2.4 million under the 2022 EDA through the sale of 1,945,838 shares of its common stock. Effective April 20, 2025, the Company terminated the 2022 EDA and no further sales of the Company’s common stock will be made under the 2022 EDA.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Common Stock Warrants

The following table summarizes the changes in common stock warrants of the Company outstanding during the nine-month period ended September 30, 2025.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	34,542,219	0.581
Granted	16,978,166	0.681
Exercised	(3,557,273)	0.001
Expired/Cancelled	-	-
Outstanding at September 30, 2025	47,963,112	0.659

Exercisable at September 30, 2025	47,963,112	0.659

On May 15, 2025, the Company entered into a securities purchase agreement (the “SPA”) with Lind Global Asset Management XII LLC (“Lind”), pursuant to which the Company issued Lind (i) a Senior Secured Convertible Promissory Note in the principal amount $7.5 million (the “Lind Note”), and (ii) a Common Stock Purchase Warrant for the purchase of up to 13,020,834 shares of common stock at an exercise price of $0.672 per share, subject to standard adjustments as defined in the warrant agreement, and exercisable for 5 years (the “Lind Warrants” and, such offering, the “Lind Offering”). The Company received net cash proceeds of approximately $5.8 million in the Lind Offering. The Lind Note may be converted by Lind from time to time at a price of $0.72 per share, subject to adjustment (the “Conversion Price”). The dollar amount of any conversions by Lind will be applied to toward upcoming Lind Note payments in reverse chronological order. The Lind Note may be prepaid in whole upon written notice on any business day following August 13, 2025; but in the event of a prepayment notice, Lind may convert up to one-third of principal amount due at the lesser of the Repayment Share Price or the Conversion Price. The “Repayment Share Price” is defined in the Lind Note as ninety percent (90%) of the average of the five lowest daily VWAPs (as defined in the Lind Note) during the 20 trading days prior to the payment date. The shares of common stock issuable upon conversion of the note and exercise of the warrant were registered pursuant to a resale Registration Statement on Form S-3 (File No. 333-288508), which was declared effective by the SEC on July 14, 2025. See Note 8, Commitments and Contingencies, for further details on the Lind Offering.

A portion of the proceeds from the Lind Offering was allocated to the Lind Warrants based on their relative fair value using a Monte Carlo simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 81.27%; (iii) risk-free interest rate of 4.0%; (iv) simulated term of 5.0 years; (v) estimated fair value of the shares underlying such warrants of $0.45 per share; (vi) exercise price of $0.672; and (vii) various probability assumptions related to down round price adjustments. The fair value of the Lind Warrants was $3,941,059, resulting in the amount allocated to the warrants, based on their relative fair value of $1,998,869, which was recorded as additional paid-in capital.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) Common Stock Warrants (continued)

Below is a table summarizing the common stock warrants issued and outstanding as of September 30, 2025, which have an aggregate weighted average remaining contractual life of 6.01 years. The proceeds if exercised assume the warrants are exercised for cash.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
25,454,546	25,454,546	0.5700	2.86	14,509,091
2,857,389	2,857,389	0.5722	4.19	1,634,998
1,739,087	1,739,087	0.6600	4.49	1,147,797
13,020,834	13,020,834	0.6720	4.72	8,750,000
483,870	483,870	0.6820	4.97	329,999
381,818	381,818	0.6875	3.86	262,500
1,428,693	1,428,693	0.7153	4.19	1,021,873
1,734,375	1,734,375	0.7680	4.85	1,332,000
448,500	448,500	2.0000	2.71	897,000
54,000	54,000	3.0500	3.01	164,700
50,000	50,000	3.4500	0.42	172,500
125,000	125,000	3.9500	1.25	493,750
185,000	185,000	4.9000	1.34	906,500
47,963,112	47,963,112			31,622,708

Stock-based compensation expense related to warrants of $nil and $5,238 was recorded in the nine months ended September 30, 2025 and September 30, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $nil. As of September 30, 2025, the total intrinsic value of warrants outstanding was $3,195,290.

b) Options

The following table summarizes the changes in options outstanding of the Company during the nine-month period ended September 30, 2025, all of which were issued pursuant to the 2011 Plan and the 2015 Plan.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2024	4,637,748	3.88
Expired/Cancelled	(581,213)	3.92
Outstanding at September 30, 2025	4,056,535	3.87

Exercisable at September 30, 2025	4,056,535	3.87

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

Below is a table summarizing the options issued and outstanding as of September 30, 2025, all of which were issued pursuant to the 2011 Plan (for option issuances prior to 2016) or the 2015 Plan (for option and RSU issuances commencing in 2016)and which have an aggregate weighted average remaining contractual life of 3.13 years. As of September 30, 2025, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which $nil shares of common stock remained available for future issuance thereunder. As of September 30, 2025, an aggregate of 7,500,000 shares of common stock were authorized for issuance under the 2024 Stock Incentive Plan (the “2024 Plan”), of which 3,251,722 shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
545,000	545,000	3.25	3.37	1,771,250
820,535	820,535	3.40	5.84	2,789,819
725,000	725,000	3.60	4.61	2,610,000
1,230,837	1,230,837	4.00	1.44	4,923,348
89,163	89,163	4.38	2.32	390,534
50,000	50,000	4.80	1.25	240,000
596,000	596,000	5.00	1.49	2,980,000
4,056,535	4,056,535			15,704,951

Below is a table summarizing the options cancelled during the nine months ended September 30, 2025, which were originally issued pursuant to the 2011 Plan and 2015 Plan.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	40,000	Feb 11, 2019	40,000	3.25	Feb 11, 2025
2015	26,200	Aug 3, 2021	26,200	3.40	Mar 20, 2025
2015	35,000	Apr 15, 2016	35,000	4.00	May 28, 2025
2015	50,000	Mar 30, 2017	50,000	4.00	May 28, 2025
2015	50,000	Jan 23, 2018	50,000	5.00	May 28, 2025
2015	36,291	Aug 3, 2021	36,291	3.40	May 28, 2025
2015	15,000	Apr 13, 2020	15,000	4.00	Jun 15, 2025
2015	36,722	Aug 3, 2021	36,722	3.40	Jun 15, 2025
2011	292,000	Jul 23, 2015	292,000	4.00	Jul 23, 2025
	581,213		581,213

Stock-based compensation expense related to stock options of $nil and $nil was recorded in the nine months ended September 30, 2025 and September 30, 2024 respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $nil. As of September 30, 2025, the total intrinsic value of stock options outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2025, all of which were issued pursuant to the 2015 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2024	3,392,316	0.8000
Granted	705,258	0.6652
Vested/Settled	(1,703,189)	0.7176
Cancelled / Forfeited	(125,994)	1.4944
Outstanding at September 30, 2025	2,268,391	0.7776

Below is a table summarizing the RSUs granted during the nine months ended September 30, 2025, all of which were issued pursuant to the 2015 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs Granted (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2015	16,912	Jan 15, 2025	12 Months	Jan 16, 2026	N/A	N/A	10,656
2015	50,000	Jan 15, 2025	36 Months	Jan 15, 2026	Jan 15, 2027	Jan 15, 2028	31,505
2015	125,000	Feb 26, 2025	67 Days	May 13, 2025	N/A	N/A	73,000
2015	12,500	Mar 7, 2025	12 Months	Mar 7, 2026	N/A	N/A	7,563
2015	137,452	Jun 1, 2025	2 Months	Aug 1, 2025	N/A	N/A	69,138
2015	50,000	Jun 23, 2025	0 Days	Jun 23, 2025	N/A	N/A	43,005
2015	50,000	Jun 23, 2025	21 Days	Jul 13, 2025	N/A	N/A	43,005
2015	50,000	Jun 23, 2025	52 Days	Aug 13, 2025	N/A	N/A	43,005
2015	101,700	Aug 15, 2025	78 Days	Nov 1, 2025	N/A	N/A	70,672
2015	101,694	Aug 15, 2025	171 Days	Feb 1, 2026	N/A	N/A	70,668
2015	5,000	Aug 15, 2025	47 Days	Sep 30, 2025	N/A	N/A	3,475
2015	5,000	Aug 15, 2025	139 Days	Dec 31, 2025	N/A	N/A	3,475
	705,258						469,167

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs vested and settled during the nine months ended September 30, 2025, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	21,583	Jan 1, 2025	21,583	-
2015	4,667	Feb 22, 2025	2,750	1,917
2015	33,503	Mar 13, 2025	21,643	11,860
2015	38,198	Mar 13, 2025	24,676	13,522
2015	41,642	Mar 13, 2025	26,901	14,741
2015	31,667	Apr 4, 2025	28,867	2,800
2015	297,340	May 1, 2025	248,908	48,432
2015	125,000	May 13, 2025	125,000	-
2015	37,334	May 23, 2025	35,654	1,680
2015	343,192	Jun 1, 2025	286,908	56,284
2015	8,667	Jun 15, 2025	5,381	3,286
2015	50,000	Jun 23, 2025	50,000	0
2015	138,452	Jul 1, 2025	112,933	25,519
2015	4,667	Jul 13, 2025	3,161	1,506
2015	50,000	Jul 13, 2025	50,000	0
2015	137,452	Aug 1, 2025	104,801	32,651
2015	50,000	Aug 13, 2025	50,000	0
2015	2,000	Sep 11, 2025	2,000	0
2015	282,825	Sep 28, 2025	222,334	60,491
2015	5,000	Sep 30, 2025	5,000	0
	1,703,189		1,428,500	274,689

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs cancelled during the nine months ended September 30, 2025, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2015	3,600	Jan 3, 2025	Sep 28, 2025	3,600
2015	2,666	Jan 3, 2025	Oct 4, 2025	2,666
2015	3,600	Jan 3, 2025	Sep 28, 2026	3,600
2015	1,800	Feb 5, 2025	Sep 28, 2025	1,800
2015	1,800	Feb 5, 2025	Sep 28, 2026	1,800
2015	8,100	Feb 28, 2025	Sep 28, 2025	8,100
2015	12,000	Feb 28, 2025	Oct 4, 2025	12,000
2015	8,100	Feb 28, 2025	Sep 28, 2026	8,100
2015	34,000	Mar 15, 2025	Apr 4, 2025	34,000
2015	5,175	Mar 15, 2025	Sep 28, 2025	5,175
2015	6,000	Mar 15, 2025	Oct 4, 2025	6,000
2015	5,175	Mar 15, 2025	Sep 28, 2026	5,175
2015	1,000	Apr 1, 2025	May 23, 2025	1,000
2015	1,000	Apr 1, 2025	May 23, 2026	1,000
2015	1,000	Apr 1, 2025	May 23, 2027	1,000
2015	7,875	Sep 13, 2025	Sep 28, 2025	7,875
2015	7,875	Sep 13, 2025	Sep 28, 2026	7,875
2015	9,000	Sep 13, 2025	Oct 4, 2025	9,000
2015	4,228	Sep 13, 2025	Jan 15, 2026	4,228
2015	2,000	Sep 30, 2025	Sep 11, 2026	2,000
	125,994			125,994

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2025, all of which were issued pursuant to the 2015 Plan and which have an aggregate weighted average remaining contractual life of 0.46 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
10,000	0.6010	1.50
400,000	0.6020	1.10
12,500	0.6050	0.43
62,684	0.6301	0.29
450,000	0.6750	1.55
450,000	0.6900	0.51
213,394	0.6949	0.51
282,825	0.7000	0.22
74,666	0.7425	1.14
9,333	0.9707	0.90
4,666	1.3200	0.78
282,659	1.4600	0.01
8,665	1.5800	0.71
6,666	1.7200	0.49
333	2.1500	0.16
2,268,391

Stock-based compensation expense related to RSUs of $1,769,014 and $937,567 was recorded in the nine months ended September 30, 2025 and September 30, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $1,658,309.

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2025, all of which were issued pursuant to the 2024 Plan and which have an aggregate weighted average remaining contractual life of 1.71 years.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2024	1,000,000	0.2070
Granted	3,547,678	0.5819
Vested/Settled	(225,000)	0.5095
Cancelled / Forfeited	(299,400)	0.5701
Outstanding at September 30, 2025	4,023,278	0.5959

Exercisable at September 30, 2025	-	-

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units - 2024 Plan

Below is a table summarizing the RSUs granted during the nine months ended September 30, 2025, all of which were issued pursuant to the 2024 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs Granted (#)		Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2024	25,000		Feb 26, 2025	77 Days	May 13, 2025	N/A	N/A	14,626
2024	154,678		Mar 1, 2025	12 Months	Mar 1, 2026	N/A	N/A	95,900
2024	2,868,000		Mar 17, 2025	36 Months	Mar 17, 2026	Mar 17, 2027	Mar 17, 2028	1,635,048
2024	200,000		May 5, 2025	8 Days	May 13, 2025	N/A	N/A	100,020
2024	300,000	(i)	Jul 24, 2025	Up to 42 Months	Variable	Variable	Variable	134,977
	3,547,678							1,980,571

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

Below is a table summarizing the RSUs cancelled during the nine months ended September 30, 2025, all of which were originally issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2024	95,618	Jun 30, 2025	Mar 17, 2026	95,618
2024	95,599	Jun 30, 2025	Mar 17, 2027	95,599
2024	95,583	Jun 30, 2025	Mar 17, 2028	95,583
2024	4,200	Sep 30, 2025	Mar 17, 2026	4,200
2024	4,200	Sep 30, 2025	Mar 17, 2027	4,200
2024	4,200	Sep 30, 2025	Mar 17, 2028	4,200
	299,400			299,400

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units - 2024 Plan (continued)

Below is a table summarizing the RSUs vested and settled during the nine months ended September 30, 2025, all of which were issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	225,000	May 13, 2025	225,000	-
	225,000		225,000	-

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2025.

For the Nine Months Ending September 30, 2025	Amount
$
2025	15,778
2026	63,109
2027	63,109
2028	63,107
2029	63,107
Greater than 5 years	149,867
Total	418,077
Less: Amount representing interest	(32,507)
Present value of minimum lease payments	385,570

b) Operating Lease Right-of-Use Obligations

Operating leases as of September 30, 2025, and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024
	$	$
Operating right-of-use assets	572,289	599,816

Operating lease liabilities, current portion	254,644	221,755
Operating lease liabilities, long term	351,211	410,686
Total operating lease liabilities	605,855	632,441

Weighted average remaining lease (months)	43	48
Weighted average discount rate	4.25%	3.70%

During the nine months ended September 30, 2025, cash paid for amounts included for the measurement of lease liabilities was $167,564 and the Company recorded operating lease expense of $166,864.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2025.

For the Nine Months Ending September 30, 2025	Amount
$
2025	67,977
2026	274,658
2027	192,990
2028	89,597
2029	14,049
Total	639,271
Less: imputed interest	(33,416)
Total Operating Lease Liabilities	605,855

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the nine months ended September 30, 2025, the Company recognized $83,309 in short-term lease costs associated with office space leases. The annual payments remaining for short-term office leases were as follows:

For the Nine Months Ending September 30, 2025	Amount
$
2025	23,415
2026	7,890
Total Operating Lease Liabilities	31,305

c) Grants Repayable

As of September 30, 2025, the total grant balance repayable was $511,617 and the payments remaining were as follows:

For the Nine Months Ending September 30, 2025	Amount
$
2025	69,123
2026	47,957
2027	53,242
2028	89,934
2029	58,527
Greater than 5 years	192,834
Total Grants Repayable	511,617

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

As of September 30, 2025, the total balance for long-term debt payable was $6,479,333 and the payments remaining were as follows:

For the Nine Months Ending September 30, 2025	Amount
$
2025 - Remaining	649,716
2026	1,154,582
2027	2,110,601
2028	3,492,281
2029	144,300
Greater than 5 years	199,862
Total	7,751,342
Less: amount representing interest	(1,272,009)
Total Long-Term Debt	6,479,333

e) Convertible Note Payable

On May 15, 2025, the Company entered into the SPA with Lind, pursuant to which the Company issued the Lind Note in the amount of $7,500,000 and the Lind Warrant for the purchase of 13,020,834 shares of common stock.

The Lind Note, which does not accrue interest, shall be repaid in eighteen (18) consecutive monthly installments in the amount of $416,666 beginning six months from the issuance date. Lind may elect with respect to no more than two (2) monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company. The monthly payments due under the Lind Note may be made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares. The Lind Note sets forth certain conditions that must be satisfied before we may make any monthly payments in shares of common stock.

The Lind Note may be converted by Lind from time to time at a the Conversion Price. The dollar amount of any conversions by Lind will be applied to toward upcoming Lind Note payments in reverse chronological order. The Lind Note may be prepaid in whole upon written notice on any business day following August 13, 2025; but in the event of a prepayment notice, Lind may convert up to one-third (1/3) of principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

Issuance of shares of common stock upon repayment or conversion of the Lind Note (the “Note Shares”) and upon exercise of the Lind Warrant (the “Warrant Shares”) is subject to an ownership limitation equal to 4.99% of the Company’s outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock). Additionally, the issuance in the aggregate of any Note Shares and Warrant Shares in excess of 19.99% of the outstanding common stock shall be subject to stockholder approval in accordance with NYSE American Rule 713.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Convertible Note Payable (continued)

Upon the occurrence of any Event of Default (as defined in the Lind Note), the Lind Note will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Note, subject to a reduction to 110% in certain circumstances, in addition to any other remedies under the Lind Note or the other transaction documents. Events of Default include, among others, failure of the Company to make any Lind Note payment when due, a default in any indebtedness or adverse judgements in excess of threshold amounts, the failure of the Company to instruct its transfer agent to issue unlegended certificates in certain circumstances, the Company’s shares of common stock no longer being public traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in the Company’s common stock for a specified period, the announcement or consummation of a Change of Control (as defined in the SPA), the failure to file reports or filings required by the SEC, and the Company’s market capitalization falling below a threshold amount for a specified period, each as described in the Lind Note.

The Lind Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers. Additionally, unless waived by Lind, the Company is required to utilize a portion of the net proceeds from certain specified debt or equity transactions and asset sales to repay the outstanding principal amount due under the Lind Note.

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

The initial fair value of the derivative liabilities was determined using a Monte Carlo simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 99.99%; (iii) risk-free interest rate of 3.89%; (iv) discount rate of 42.95%; (v) simulated term of 1.92 years; (vi) estimated fair value of the shares of $0.45 per share; and (vii) various probability assumptions related to down round price adjustments. Subsequent changes in fair value are recognized in the statement of operations for each reporting period. The issuance costs for the convertible Lind Note, along with the allocated fair values of both the Lind Warrants and the bifurcated embedded derivative liability, were collectively treated as a debt discount. The debt discount is amortized to interest expense over the term of the Note using the effective interest method.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Convertible Note Payable (continued)

Estimated future minimum principal payments of the convertible note payable for the next five years consists of the following as of September 30, 2025:

For the Nine Months Ending September 30, 2025	Amount
$
2025 - Remaining	833,334
2026	5,000,000
2027	1,666,666
Total Payments	7,500,000

Debt Carrying Value	4,583,334
Debt discount	(3,054,182)
Current portion of convertible note payable, net	1,529,152

Debt Carrying Value	2,916,666
Debt discount	(658,021)
Convertible note payable, net of current portion	2,258,645

f) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of September 30, 2025, $510,000 is due and payable by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $245,319. As of September 30, 2025, $245,319 is still to be paid by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of September 30, 2025, $81,447 is due and payable by the Company under this agreement and as of September 30, 2025, $81,447 is due by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $130,928. As of September 30, 2025, $130,928 is still to be paid by the Company under this agreement. As of September 30, 2025, $21,821 is due by the Company under this agreement.

In January 2024, the Company entered into an agreement with the University Medical Centre Amsterdam (“UMC”), to perform a retrospective study to evaluate the diagnostic potential of the Nu.Q® H3.1 nucleosomes as diagnostic, prognostic and phenotyping biomarkers in sepsis for a cost to the Company of $0. As of September 30, 2025, $0 is still to be paid by the Company under this agreement. As of September 30, 2025, $0 is due by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Collaborative Agreement Obligations (continued)

The Company entered into an agreement with Gustave Roussy a leading cancer centre in Europe that treats patients with all types of cancer to perform and be responsible for the co-ordination of a Non-Interventional Phase IV clinical trial to undertake a Prospective analysis of circulating nucleosomes in patients receiving a first line treatment for a non-Hodgkin lymphoma for a cost to the Company of $119,540. As of September 30, 2025, $119,540 is still to be paid by the Company under this agreement. As of September 30, 2025, $17,928 is due by the Company under this agreement.

In October 2024, the Company entered into an agreement with the National Taiwan University to undertake a clinical research study entitled Validation of Nu.Q biomarker panel in differentiating between high and low risk of cancer in nodules identified by Lung cancer LDCT screening for a cost to the Company of $402,250. As of September 30, 2025, $281,575 is still to be paid by the Company under this agreement. As of September 30, 2025, $120,675 is due by the Company under this agreement.

As of September 30, 2025, the total amount to be paid for future research and collaboration commitments was $ 1,368,809 and the payments remaining were as follows:

	Total Amount Remaining	2025 - Remaining
	$	$
National University of Taiwan	510,000	510,000
MD Anderson Cancer Center	245,319	245,319
Guys and St Thomas	130,928	130,928
Xenetic Biosciences	81,447	81,447
National University of Taiwan	281,575	281,575
Gustave Roussy	119,540	119,540
Total Collaborative Obligations	1,368,809	1,368,809

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

As of September 30, 2025, $229 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of $129,064.

VolitionRx

On February 5, 2025, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $294,603 with fixed interest rate of 7.82%, maturing in November 2025. As of September 30, 2025, the maximum has been drawn down under this agreement and the principal balance payable was $64,993. The agreement is in relation to the directors and officers insurance policy.

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

i) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of September 30, 2025, the Company has recognized total compensation expense of $1,522,980 of which $527,940 is in relation to RSUs from grants in 2022 that vested in 2023, $516,039 is in relation to RSUs from such grants that vested in 2024, and $479,001 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $1,505 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Amortized	Amortized	Un-Amortized
Award	Year	2025	2024	2023	2022
$		$	$	$	$	$
527,940	2023	-	-	393,853	134,087	-
516,040	2024	-	190,833	260,119	65,088	-
480,507	2025	83,213	171,519	177,584	46,686	1,505
1,524,487		83,213	362,352	831,556	245,861	1,505

As of September 30, 2025, the Company had recognized total compensation expense of $606,864. The Company has unrecognized compensation expense of $65,511 in relation to the RSUs from grants in 2023, of which, $0 in relation to RSUs that will vest in 2025, and $65,511 in relation to RSUs that will vest in 2026 subject to the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Amortized	Un-Amortized
Award	Year	2025	2024	2023	2025
$		$	$	$	$
242,902	2024	-	148,132	94,770	-
218,081	2025	66,990	103,578	47,513	-
211,392	2026	45,062	69,116	31,703	65,511
672,375		112,052	320,826	173,986	65,511

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

As of September 30, 2025, the Company had recognized total compensation expense of $484,380. The Company has unrecognized compensation expense of $979,980 in relation to the RSUs from grants in 2025, of which $224,055 is in relation to RSUs that will vest in 2026, $355,907 in relation to RSUs that will vest in 2027, and $400,018 in relation to RSUs that will vest in 2028 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Un-Amortized	Cancelled
Award	Year	2025	2025	2025
$		$	$	$
545,026	2026	264,065	224,055	56,906
545,015	2027	132,213	355,907	56,895
545,006	2028	88,102	400,018	56,886
1,635,047		484,380	979,980	170,687

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Settlement of RSUs

On October 4, 2025, 282,659 RSUs previously granted to various employees vested and resulted in the issuance of 216,966 shares of common stock with 65,693 shares of common stock withheld for taxes.

On October 6, 2025, 5,000 RSUs previously granted to a consultant vested and resulted in the issuance of 5,000 shares of common stock.

On November 1, 2025, 101,700 RSUs previously granted to executive officers of the Company or its subsidiaries vested and resulted in the issuance of 81,867 shares of common stock with 19,833 shares of common stock withheld for taxes.

On November 6, 2025, 133,334 RSUs previously granted to a director of the Company vested and resulted in the issuance of 133,334 shares of common stock.

2025 Underwritten Offering

On October 10, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (the “Underwriter”), relating to an underwritten public offering of 11,550,000 shares of the Company’s common stock, together with accompanying common stock purchase warrants to purchase up to an aggregate of 11,550,000 shares of Common Stock (the “Closing Warrants”). Each share of common stock was offered and sold together with an accompanying common stock warrant to purchase one share of common stock at a combined offering price to the public of $0.52, including $0.01 per common stock warrant, less an underwriting discount of 7.0% (the “Offering”). Pursuant to the terms of the Underwriting Agreement, the Company also granted the Underwriter a 30-day option (the “Over-Allotment Option”) to purchase up to an additional 1,732,500 shares of common stock (the “Option Shares”), as well as accompanying common stock purchase warrants to purchase up to an aggregate of 1,732,500 shares of common stock (the “Option Warrants” and collectively with the Closing Warrants, the “Warrants”) at the same combined offering price to the public.

On November 7, 2025, the Company and the Underwriter entered into an amendment to the Underwriting Agreement (the “Amendment”), to modify the terms of the Over-Allotment Option. The Amendment permits the Underwriter, in its sole discretion, to exercise the Over-Allotment Option with respect to solely Option Shares, solely Option Warrants, or any combination thereof, rather than only as a combined exercise for both Option Shares and Option Warrants together. Concurrently with the execution of the Amendment, the Underwriter exercised its Over-Allotment Option to purchase 1,194,000 Option Shares and 1,732,500 Option Warrants at the price to public as in the Offering, allocated as $0.51 per share and $0.01 per warrant, less an underwriting discount of 7.0%.

The Warrants have an exercise price of $0.60 per share, subject to adjustment as provided for therein, are exercisable immediately and are exercisable for a period of five years from the closing of the Offering. The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares underlying the Warrants to the holder. The Company is prohibited from effecting an exercise of any Warrants to the extent that such exercise would result in the number of shares of Common Stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%. The Company also entered into a warrant agent agreement with the Company’s transfer agent, VStock Transfer LLC (the “Warrant Agent”), to act as warrant agent for the Company, setting forth certain terms and conditions with respect to the Warrant Agent’s service as warrant agent for the Warrants.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events (continued)

2025 Underwritten Offering (Continued)

The Company reimbursed the Underwriter for up to $100,000 of its reasonable, necessary, and documented out-of-pocket expenses incurred in connection with the Offering, including the fees and expenses of counsel to the Underwriter.

Pursuant to the Underwriting Agreement, the Company also issued to the Underwriter warrants to purchase up to an aggregate 929,775 shares of common stock, or 7.0% of the number of Shares sold in the Offering, assuming the overallotment option is exercised in full (the “Underwriter Warrants”), at an exercise price of $0.63 per share. The Underwriter Warrants are in substantially the same form as the Warrants and are exercisable at any time during the period commencing six months after their issuance and expire five years after the date of the closing of the Offering. In connection with the Underwriter’s exercise of the Over-Allotment Option, the Company issued to the Underwriter an additional 83,580 Underwriter Warrants, or 7.0% of the number of 1,194,000 Option Shares sold in the Over-Allotment Option.

The Offering is being made pursuant to the 2025 Form S-3.

Certain directors and officers agreed to purchase an aggregate of 254,229 shares and accompanying warrants in the Offering on the same terms offered to the public. The Offering closed on October 14, 2025.

Net proceeds to the Company from the Offering were approximately $5.4 million after deducting estimated Offering expenses payable by the Company and assuming no exercise of the Warrants. Following the Underwriter’s partial exercise of the Over-Allotment Option and purchase of the Option Shares and Option Warrants on November 7, 2025, the Company received an additional $582,426 in net proceeds after deducting expenses payable.

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

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - detects diseases associated with NETosis such as sepsis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - from screening, diagnosis and staging, therapy decision, planning and treatment to monitoring response to treatment and disease progression.
•	Capture-PCR™ and Capture-SEQ™ - isolating and capturing circulating tumor-derived DNA from plasma samples for early cancer detection.

Commercialization Strategy

We are guided by three underlying principles to our commercialization strategy – ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition,
•	Are affordable, and
•	Are accessible worldwide.

The principles above inform our overall commercialization strategy for our products, which is driven by the following:

•	Conducting research and development in-house and through our research partners;
•	Monetizing our intellectual property with upfront payments, milestone payments, royalties, and sales of kits and key components; and
•	Commercializing our products via global players and in fragmented markets through regional companies.

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

We also entered into a licensing and supply agreement with IDEXX Laboratories, Inc. (“IDEXX”) in October 2022. This contract provides worldwide customer reach through IDEXX’s global reference laboratory network as we continue to commercialize our transformational Nu.Q® technology within the companion animal healthcare sector and capitalize on the significant opportunities available. IDEXX launched the IDEXX Nu.Q® Canine Cancer Test in January 2023.

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. In July 2024, we launched the Nu.Q® Vet Cancer Test in Japan with Fujifilm Vet Systems Co. Ltd. The Nu.Q® Vet Cancer Test is now available in over twenty countries.

In September 2025, we signed a Research License and Exclusive Commercial Option Rights Agreement for Antiphospholipid Syndrome (“APS”) with Werfen, a global leader in the field of in specialized diagnostics for hemostasis, thrombosis and other NETs-related indications. Full terms of the agreement are confidential, but Werfen will gain access to the components of Volition's proprietary Nu.Q® H3.1 NETs assay and will investigate its clinical utility in the management of APS patients on its platforms. Werfen also has an option to negotiate terms with us for it to launch the product commercially under an exclusive license.

Also in September 2025, we signed an agreement with Hologic Diagenode (“Hologic”) (NASDAQ: HOLX), for the co-marketing of our Nu.Q® Discover service. Under the agreement, Hologic will co-market Nu.Q® Discover services with Hologic customers for an initial one-year term. If successful, the aim is for Hologic to be appointed as an exclusive provider of those services, subject to further terms being agreed. The intention of this agreement is to expand customer access to our proprietary Nu.Q® Discover assays.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of September 30, 2025, we had cash and cash equivalents of approximately $0.2 million.

Net cash used in operating activities was $14.2 million for the nine months ended September 30, 2025 and $20.6 million for the nine months ended September 30, 2024. The decrease in cash used in operating activities for the period ended September 30, 2025 when compared to same period in 2024 can be primarily attributed to a reduction in research and development expenditure reflecting the completion of certain clinical trials and studies in 2024.

Net cash used in investing activities was $0.1 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The decrease was primarily due to a reduction in the purchase of licenses in the current period.

Net cash provided by financing activities was $11.0 million for the nine months ended September 30, 2025 and $6.4 million for the comparable period ended September 30, 2024. The increase in cash provided by financing activities for the period ended September 30, 2025 when compared to same period in 2024 was primarily due to (i) $6.3 million in cash, before deducting commitment and legal fees of $0.3 million, received in exchange for the issuance of a senior secured convertible note and warrants in May 2025, (ii) $2.3 million in cash, before deducting offering expenses of $0.1 million, received from the issuance and sale of common stock and warrants in a registered direct offering that closed in March 2025, (iii) $0.3 million in net proceeds received from the issuance and sale of 448,706 shares of common stock under our “at-the-market” facility with Jefferies LLC (“Jefferies”) acting as exclusive placement agent, which facility terminated effective April 20, 2025, (iv) $0.9 million in net proceeds received from the issuance and sale of 1,386,223 shares of common stock under our 2025 ATM Sales Agreement during the nine months ended September 30, 2025, (v) $1.2 million in cash, before deducting offering expenses of $0.1 million, received from the issuance and sale of common stock and warrants in a registered direct offering that closed in August 2025, and (vi) $0.3 million in cash, received from the issuance and sale of common stock and warrants in a private placement that closed in September 2025.

For additional information on our “at-the-market” facility with Jefferies, which terminated in April 2025, our “at-the-market” facility established by our 2025 ATM Sales Agreement, the March 2025 registered direct offering, the August 2025 registered direct offering and the September 2025 private placement, refer to Note 6, Common Stock –2025 Equity Capital Raises and “-At the Market Offerings” of the notes to the condensed consolidated financial statements included within this Report. For additional information on the issuance of the May 2025 senior secured convertible note and warrants, refer to Note 8, Commitments and Contingencies – Convertible Note Payable, of the notes to the condensed consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of September 30, 2025.

Approximate Payments (Including Interest) Due by Year
	Total	2025 - Remaining	2026 - 2029	Greater than 5 years
Description	$	$	$	$
Financing lease liabilities	418,077	15,778	252,432	149,867
Operating lease liabilities and short-term lease	670,576	91,392	579,184	-
Grants repayable	511,617	69,123	249,660	192,834
Long-term debt	7,751,342	649,716	6,901,764	199,862
Collaborative agreements obligations	1,368,809	1,368,809	-	-
Convertible Note	7,500,000	833,334	6,666,666
Total	18,220,421	3,028,152	14,649,706	542,563

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and September 30, 2024

The following table sets forth our results of operations for the three months ended September 30, 2025 and September 30, 2024.

	Three Months Ended September 30,
	2025	2024	Change	Change
	$	$	$	%
Service	88,896	68,434	20,462	30%
Product	538,381	406,088	132,293	33%
Total Revenues	627,277	474,522	152,755	32%

Research and development	2,285,907	3,473,782	(1,187,875)	(34%)
General and administrative	2,483,793	1,815,863	667,930	37%
Sales and marketing	958,567	1,053,584	(95,017)	(9%)
Total Operating Expenses	5,728,267	6,343,229	(614,962)	(10%)

Grant income	232,184	85,378	146,806	>100%
Gain (loss) on disposal of fixed assets	-	(1,195)	1,195	(>100%)
Interest income	160	530	(370)	(70%)
Interest expense	(143,800)	(89,456)	(54,344)	61%
Amortization of debt discount	(729,630)	-	(729,630)	(>100%)
Gain on change in fair value of derivative liability	304,443	-	304,443	>100%
(Loss) gain on change in fair value of warrant liability	27,842	4,872	22,970	(>100%)
Total Other Income (Expenses)	(308,801)	129	(308,930)	(>100%)

Net Loss	(5,409,791)	(5,868,578)	458,787	(8%)

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the three-months ended September 30, 2025 were $0.6 million, compared with $0.5 million for the three-months ended September 30, 2024. Our main source of revenues during the three months ended September 30, 2025 and September 30, 2024 was product revenues primarily from sales of the Nu.Q® Vet Cancer Test and Nu.Q Discover kits. Service revenue consisted solely of Nu.Q Discover services.

Operating Expenses

Total operating expenses decreased to $5.7 million for the three months ended September 30, 2025 from $6.3 million for the three months ended September 30, 2024, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $2.3 million from $3.5 million for the three-months ended September 30, 2025, and September 30, 2024, respectively. This decrease was primarily related to a reduction in personnel expenses and lower direct research and development expenses reflecting a reduction in clinical trial activity following completion of studies. The number of full-time equivalent (“FTE”) personnel we employed in this division decreased by 12 to 47 compared to the prior year period.

	Three Months Ended September 30,
	2025	2024	Change
	$	$	$
Personnel expenses	1,292,755	1,694,457	(401,702)
Stock-based compensation	52,440	49,643	2,797
Direct research and development expenses	488,335	984,541	(496,206)
Other research and development	188,776	464,762	(275,986)
Depreciation and amortization	263,601	280,379	(16,778)
Total research and development expenses	2,285,907	3,473,782	(1,187,875)

General and Administrative Expenses

General and administrative expenses increased to $2.5 million from $1.8 million for the three-months ended September 30, 2025, and September 30, 2024, respectively. The increase was primarily due to higher legal and professional fees, stock-based compensation and personnel expenses, partly offset by lower general and administrative costs. The FTE personnel number within this division decreased by 3 to 17 compared to the prior year period.

	Three Months Ended September 30,
	2025	2024	Change
	$	$	$
Personnel expenses	1,102,526	994,909	107,617
Stock-based compensation	425,220	217,334	207,886
Legal and professional fees	790,894	260,586	530,308
Other general and administrative	125,788	302,663	(176,875)
Depreciation and amortization	39,365	40,371	(1,006)
Total general and administrative expenses	2,483,793	1,815,863	667,930

Sales and Marketing Expenses

Sales and marketing expenses decreased to $1.0 million from $1.1 million for the three-months ended September 30, 2025, and September 30, 2024, respectively. The reduction is due to lower personnel expenses and direct marketing and professional fees, partly offset by lower stock-based compensation during the period. The FTE personnel number within this division decreased by 6 to 11 compared to the prior year period.

	Three Months Ended September 30,
	2025	2024	Change
	$	$	$
Personnel expenses	607,553	693,690	(86,137)
Stock-based compensation	131,507	56,562	74,945
Direct marketing and professional fees	213,364	291,268	(77,904)
Depreciation and amortization	6,143	12,064	(5,921)
Total sales and marketing expenses	958,567	1,053,584	(95,017)

Other Income (Expenses)

For the three-months ended September 30, 2025, the Company’s other expenditure was $0.3 million compared to other income of $0.0 million for the three-months ended September 30, 2024. The increase in other expenses was mainly due to the amortization of debt discount partly offset by a gain on change in fair value of derivative liability (non-cash accounting charges).

Net Loss

For the three months ended September 30, 2025, the Company’s net loss was approximately $5.4 million in comparison to a net loss of $5.9 million for the three months ended September 30, 2024. The change was primarily a result of lower personnel costs and a reduction in clinical trial activity, partly reflecting the completion of certain research and development projects.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024

The following table sets forth our results of operations for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Change	Change
	$	$	$	%
Service	366,150	155,713	210,437	>100%
Product	914,200	886,141	28,059	3%
Total Revenues	1,280,350	1,041,854	238,496	23%

Research and development	7,613,228	11,819,106	(4,205,878)	(36%)
General and administrative	7,667,909	6,353,647	1,314,262	21%
Sales and marketing	2,919,400	4,112,731	(1,193,331)	(29%)
Total Operating Expenses	18,200,537	22,285,484	(4,084,947)	(18%)

Grant income	429,411	85,378	344,033	>100%
Loss on disposal of fixed assets	330	(34,693)	35,023	(>100%)
Interest income	478	9,634	(9,156)	(95%)
Interest expense	(363,825)	(247,871)	(115,954)	47%
Amortization of debt discount	(1,054,935)	-	(1,054,935)	(>100%)
Gain on change in fair value of derivative liability	723,124	-	723,124	>100%
Gain (loss) on change in fair value of warrant liability	(14,884)	30,424	(45,308)	(>100%)
Total Other Income (Expenses)	(280,301)	(157,128)	(123,173)	78%

Net Loss	(17,200,488)	(21,400,758)	(4,200,270)	(20%)

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the nine-months ended September 30, 2025 were $1.3 million, compared with $1.0 million for the nine-months ended September 30, 2024. Our main source of revenue during the nine-months ended September 30, 2025 and nine-months ended September 30, 2024 was product revenues primarily from sales of the Nu.Q® Vet Cancer Test and Nu.Q Discover kits. The year over year increase in revenues was primarily driven by sales of Nu.Q® Discover services.

Operating Expenses

Total operating expenses decreased to $18.2 million from $22.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $7.6 million for the nine months ended September 30, 2025, from $11.8 million for the nine months ended September 30, 2024. This decrease was primarily related to lower research and development expenses and a reduction in personnel expenses as a result of reduced clinical trial activity following completion of certain clinical studies. The FTE personnel number decreased by 12 to 47 compared to the prior year period.

	Nine Months Ended September 30,
	2025	2024	Change
	$	$	$
Personnel expenses	4,506,754	5,986,037	(1,479,283)
Stock-based compensation	177,248	212,217	(34,969)
Direct research and development expenses	1,542,583	3,822,868	(2,280,285)
Other research and development	601,716	980,462	(378,746)
Depreciation and amortization	784,927	817,522	(32,595)
Total research and development expenses	7,613,228	11,819,106	(4,205,878)

General and Administrative Expenses

General and administrative expenses increased to $7.7 million from $6.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. This increase was primarily due to higher stock-based compensation expenses (non-cash charges), and higher legal and professional fees during the period. The FTE personnel number decreased by 3 to 17 compared to the prior year period.

	Nine Months Ended September 30,
	2025	2024	Change
	$	$	$
Personnel expenses	3,433,045	3,253,311	179,734
Stock-based compensation	1,363,968	512,096	851,872
Legal and professional fees	2,107,465	1,433,252	674,213
Other general and administrative	646,599	1,030,511	(383,912)
Depreciation and amortization	116,832	124,477	(7,645)
Total general and administrative expenses	7,667,909	6,353,647	1,314,262

Sales and Marketing Expenses

Sales and marketing expenses decreased to $2.9 million compared to $4.1 million for the nine months ended September 30, 2025 and September 30, 2024. This decrease was due to reduced personnel expenses and direct marketing and professional fees during the period. The FTE personnel number decreased by 6 to 11 compared to the prior year period.

	Nine Months Ended September 30,
	2025	2024	Change
	$	$	$
Personnel expenses	2,078,947	3,150,406	(1,071,459)
Stock-based compensation	331,371	218,492	112,879
Direct marketing and professional fees	484,297	707,474	(223,177)
Depreciation and amortization	24,785	36,359	(11,574)
Total sales and marketing expenses	2,919,400	4,112,731	(1,193,331)

Other Income (Expenses)

For the nine months ended September 30, 2025, the Company’s other expenses were $0.3 million compared to other expenses of $0.2 million for the nine months ended September 30, 2024. The increase in other expenses is mainly due to amortization of debt discount and interest expenses, partly offset by a gain on change in fair value of a derivative liability and higher grant income.

Net Loss

For the nine months ended September 30, 2025, the Company’s net loss was approximately $17.2 million in comparison to a net loss of $21.4 million for the nine months ended September 30, 2024. The change was primarily a result of reduced clinical trial activity and personnel costs.

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

We also regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances, useful lives of property and equipment and intangible assets, borrowing rate used in operating lease right-of-use asset and liability valuations, impairment analysis of intangible assets, valuations of stock-based compensation, valuation of warrant and derivative liabilities and deferred revenue.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On September 18, 2025, the Company issued 483,870 shares of its common stock, plus warrants to purchase an additional 483,870 shares of common stock at an exercise price of $0.682 per share, to an existing stockholder in a private placement, at a combined offering price of $0.62 per share and accompanying warrant, or an aggregate offering price of $300,000 (excluding any proceeds from the exercise of the warrants). The warrants were exercisable immediately upon issuance and expire on September 18, 2030. A copy of the form of warrant is filed as Exhibit 4.3 to this Report and is incorporated herein by reference. The private placement did not involve any underwriters, underwriting discounts or commissions, or any public offering and the Company believes the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and/or Regulation D due to, among other things, the fact that there was no general solicitation or advertising, the transactions did not involve a public offering of securities, the representations of the investment intent and otherwise by the investor, and the securities were restricted from further transfer as evidenced by the legend thereon.

Repurchase of Equity Securities

No equity securities were repurchased during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The Company’s directors and officers (as defined in Rule 16a-1 under the Exchange Act) may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of the Company’s common stock. These plans or arrangements may be intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act, which are referred to as Rule 10b5-1 trading arrangements, or they may represent non-Rule 10b5-1 trading arrangements.

During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Certificate of Incorporation, as amended and currently in effect.	S-3	333-288508	3.1	7/3/25
3.2	Amended and Restated Bylaws, as amended and currently in effect.	10-Q	001-36833	3.2	5/13/24
4.1	Description of Capital Stock	S-3	333-288508	4.2	7/3/25
4.2	Form of Warrant issued August 5, 2025	8-K	001-36833	4.1	8/4/25
4.3	Form of Warrant issued September 18. 2025					X
10.1	Capital On DemandTM Sales Agreement, dated April 22, 2025, by and between VolitionRx Limited and JonesTrading Institutional Services LLC.	8-K	001-36833	1.1	4/22/25
10.2	Amendment No. 1 to Capital On DemandTM Sales Agreement, dated August 14, 2025, by and between VolitionRx Limited and JonesTrading Institutional Services LLC	10-Q/A	001-36833	10.2	8/15/25
10.3#	Form of Securities Purchase Agreement, dated August 1, 2025, by and among the Company and the purchasers on the signature pages thereto	8-K	001-36833	10.1	8/4/25
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

VOLITIONRX LIMITED

Dated: November 13, 2025	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: November 13, 2025	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

