Form 10-K
period 2025-12-31
VOLITIONRX LTD
filed 2026-03-31
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-36833

VOLITIONRX LIMITED
(Exact name of registrant as specified in its charter)

Delaware	1489 West Warm Springs Road, Suite 110 Henderson, Nevada 89014	91-1949078
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(I.R.S. Employer Identification No.)

+1 (512) 774–8930

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

As of June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $72,909,373 (based upon the $0.76 per share closing price for the registrant’s common stock as reported by the NYSE American on June 30, 2025). This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of March 26, 2026, there were 158,481,243 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement on Schedule 14A for its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2026, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Report”), and the information and documents incorporated by reference in this Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties.  These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements.  We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,”  and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).  In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; and statements relating to the assumptions underlying any of the foregoing.  We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

Use of Terms

Except as otherwise indicated by the context, references in this Report to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Global Services SRL, as well as majority owned subsidiary Volition Veterinary Diagnostics Development LLC.  Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

NucleosomicsTM, Nu.Q®,, Capture-PCRTM and Capture-SeqTM and their respective logos are trademarks and/or service marks of VolitionRx and its subsidiaries.  All other trademarks, service marks and trade names referred to in this Report are the property of their respective owners.

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

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - detects diseases associated with NETosis such as sepsis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - from screening, diagnosis and staging, therapy decision, planning and treatment to monitoring response to treatment and disease progression with a particular focus on lung cancer.
•	Capture-Seq™/ Capture-PCR™ - isolating and capturing circulating tumor-derived DNA from plasma samples for early cancer detection.

The Company has grown from a single two-meter lab bench at the University of Namur in Belgium to a purpose-built 17,000 square foot lab and 10,000 square foot production facility in Gembloux, Belgium, an Innovation Lab in California, and offices in California, London and Nevada. We now have a team of over 75 dedicated employees, spanning a wide range of disciplines all united in our mission to improve outcomes for patients.

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

Our team has worked tirelessly for more than a decade to evolve and master our understanding of the rich, complex information encoded in cell-free chromatin and in particular, in cell free nucleosomes and transcription factors, all circulating in the blood. Our tests are platform agnostic and can be adapted to any workflow setting – manual, automated reference laboratory and point-of-care.

We believe that our focus on innovation and robust assay development, as well as our diverse intellectual property portfolio, positions us to become a signiﬁcant player in this cutting-edge ﬁeld of science.

Unlocking Epigenetics

We believe epigenetics is the most exciting field in disease detection and management today. Modern genetics – the study of genes and heredity – is underpinned by the linear sequences of molecular “letters” present in the DNA double helix of each living cell, many of which encode the genes. The sequencing of the human genome has had an enormous impact on the practice of medicine, revolutionizing the way doctors identify people with inherited conditions, diagnose cancer, and, increasingly, design personalized treatment plans. However, there’s more to chromosomes than just the DNA sequence; at Volition, we focus on chromosomes’ second (epigenetic) code, which contains a wealth of additional information about the health and function of the body’s cells. You can think of the DNA sequence of each cell as the text of an instruction manual, and epigenetics as the formatting. Some parts of the manual are bolded, highlighted, or underlined, telling the cell to emphasize those sections, while others are struck out, telling the cell to ignore those genes. The cells of most bodily organs are continuously replaced by new ones. Epigenetic changes can be detected before the diseased cells themselves become abnormal enough to show up in traditional biopsies, and oftentimes before the ﬁrst symptoms are felt. We aim to replace unpleasant, invasive, and often expensive screening and diagnostic tests with blood tests, helping to save lives and to reduce overall health care costs.

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

The Nu.Q® Vet Cancer Test is an accessible and affordable screening test to aid in the early detection of cancer in dogs. It is a simple, cost effective, easy to use screening blood test recommended for older dogs (7 years and older) and those breeds at increased risk of developing cancer in their lifetimes (from 4 years).

Our test can be easily integrated into preventive care programs and used alongside other routine bloodwork during regular wellness visits. The Nu.Q® Vet Cancer Test is available to veterinarians in the United States, Europe, and Asia through our distributors, which include Antech Diagnostics (“Antech”), a leading global provider of advanced veterinary diagnostics, and part of Mars Petcare, one of the largest pet health companies in the world, and IDEXX Laboratories, Inc. (“IDEXX”), a global leader in pet healthcare innovation. Our test is also available in Japan through Fujifilm Vet Systems Co. Ltd, a leading provider of veterinary testing services in Japan, and through other regional and national distributors such as Vita Genomics, DNA Tech, Nationwide, The Veterinary Pathology Group, among others.

Transfer of the Nu.Q® Vet Cancer Test onto Antech’s in-house diagnostic platform (the element i+) was completed in 2023. Validation and verification of the chemiluminescent immunoassay (“ChLIA”) version of the Nu.Q® Vet Cancer Test was completed in the first quarter of 2026 with Fujifilm Vet Systems, allowing use of full automation rather than manual plates in central laboratories.

We are currently conducting ongoing research regarding Nu.Q® Vet in pursuit of the following goals:

•	The use of Nu.Q® Vet in the feline population,
•	Use of the Nu.Q® platform in NETosis in canines, and
•	Use of Capture-Seq™ in canines.

In May 2025, we reported the publication of a pre-analytics paper and the detection of nucleosomes in cats, and subsequently, in January 2026, reported breakthrough clinical data for the detection of lymphoma, the most common cancer for the species. We believe this  represents a significant commercial opportunity for Volition. Subject to the publication of this study in a peer reviewed journal, we expect to receive a $5 million contractual milestone payment, and we anticipate generating ongoing revenue from this development.

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

Sepsis is the number one cause of death in hospitals worldwide. In 2021, there were an estimated 166 million sepsis cases worldwide which killed an estimated 21 million people that year, more than cancer or coronary disease., Moreover, even survivors of sepsis go on to have significant health problems with 33% mortality within one year, 40% of survivors being re-admitted to hospital within 90 days of discharge, and approximately 17% of survivors experiencing significant morbidity such as functional limitations. Initial symptoms of sepsis are difficult to distinguish from most infections and there is currently no test to diagnose it. Without prompt treatment, it can lead to multiple organ failure and death. Risk of death increases by approximately 7.6% for every hour of treatment delay. Early detection and treatment of sepsis has the potential to improve survival – and improve the quality of life of survivors. Imagine if a simple blood test could help diagnose sepsis and identify those patients more likely to deteriorate.

The Nu.Q® NETs assay is the sole biomarker in “DETECSEPS”, a real-world evaluation of early detection of sepsis, funded by the French government.

As of the end of our fiscal year 2025, our Nu.Q® NETs assay is the only analytically validated assay to quantify the level of NETs. It is platform agnostic so it can be adapted to any workflow/clinical setting – including central lab and point of care.

NETosis is implicated in a wide range of diseases – both chronic and acute conditions and studies have demonstrated that our biomarker-driven solution, Nu.Q® NETs, may enable clinicians and researchers to anticipate disease, help guide treatment decisions, and monitor patients over time, across both acute and chronic conditions, advancing personalized care. We are preparing to submit an IVDR application in 2026 for CE marking in Europe.

Nu.Q® Discover

Nu.Q® Discover is a complete solution to profiling nucleosomes which empowers drug developers and scientists, offering rapid epigenetic profiling in disease model development, preclinical testing, and clinical studies – from drug discovery to market launch. Nu.Q® Discover is a valuable research tool for R&D professionals working within the field of pharmacoepigenetics and studying the epigenetic basis for variation in response to drugs and can help to answer clinical questions, such as measuring treatment eﬃcacy, or on-target and oﬀ-target eﬀects in drug development. Drug developers and scientists can work with us, access our state-of-the-art proprietary assays and realize their longer-term, drug development needs. In this way, Nu.Q® Discover is able to unlock value from Volition’s intellectual property (“IP”) portfolio by helping us to commercialize the areas we are not going to drive ourselves.

Our biomarkers are designed to support the entire drug discovery and development process from pre-clinical testing to market-readiness. We aim to assess disease severity, monitor treatment response, and enhance the understanding of disease pathology and treatments.

In addition to biomarkers we have developed and commercialized a High Throughput Model that measures Neutrophil Extracellular Traps “NETs” activation and inhibition in whole blood in real time, helping companies develop new therapeutics to combat sepsis and other NETs-related disease.

Nu.Q® Cancer

Our Nu.Q® Cancer pillar encapsulates a range of simple, cost effective blood-based assays. Cancer is a devastating disease that touches many people’s lives, accounting for approximately 10 million deaths worldwide each year. It is the second leading cause of death globally and exerts an enormous burden on families, communities, and health systems. Survival rates are improving in countries with strong health systems, thanks to advances in cancer detection and treatment. However, access to timely diagnostics and therapies remains limited for cancer patients in low and middle-income countries.

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

Capture-PCR™ / Capture-Seq™

Based on over a decade of work on the chemistry of circulating chromatin fragments, we have also developed a transformational wet chemistry pathway that identifies and physically isolates chromatin fragments that we know are tumor-associated from background DNA of the same sequence, using Chromatin Immunoprecipitation (“ChIP”). Either quantitative real-time PCR (“qPCR”) testing or Sequencing (“Seq”) is then undertaken to establish whether cancer is present.

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

Our patented Capture-PCR™ / Capture-Seq™ technologies are novel methods for liquid biopsy involving the first reported physical isolation of a class of tumor-derived ctDNA fragments from blood.

As of the end of fiscal year 2025, a manuscript detailing our findings is undergoing peer review and is available to read on the preprint service: ResearchSquare. We believe this technology represents a significant advantage in pure liquid biopsy methodologies.

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

There are several routes to market, including (1) licensing, (2) leveraging our existing CE-marked Nu.Q® NETs test, and (3) rolling out the Nu.Q® Lung cancer test:

1.	Licensing

We are partnering with established diagnostic companies and liquid biopsy companies to market, sell, and process our tests, leveraging their networks and expertise. In the human space we have agreements with Werfen, Hologic and Revvity. In the veterinary space, we have agreements with Antech, IDEXX and Fujifilm Vet Systems, as well as a number of country-specific distributors.

We believe, that given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, subject to clinical validation, regulatory authorization, and successful commercialization, our tests have the potential for use throughout the world.

We aim to remain an IP powerhouse in the epigenetic space and expect to monetize our IP and technologies through licensing and distribution contracts with companies that have established distribution networks and expertise on a worldwide or regional basis, in both human and animal care across platforms (centralized labs and point-of-care / in-house diagnostics).

Human

In September 2025, we signed a Research License and Exclusive Commercial Option Rights Agreement for Antiphospholipid Syndrome, or APS, with Werfen, a global leader in the field of in specialized diagnostics for hemostasis, thrombosis and other NETs-related indications. Full terms of the agreement are confidential, but Werfen will gain access to the components of Volition’s proprietary Nu.Q® H3.1 NETs assay and will investigate its clinical utility in the management of APS patients on its platforms. Werfen also has an option to negotiate terms with Volition for it to launch the product commercially under an exclusive license.

Also in September 2025, Volition signed an agreement with Hologic Diagenode (NASDAQ: HOLX) (“Hologic”), for the co-marketing of Volition’s Nu.Q® Discover service. Under the agreement, Hologic will co-market Nu.Q® Discover services with Hologic customers for an initial one-year term. If successful, the aim is for Hologic to be appointed as an exclusive provider of those services, subject to further terms being agreed. The intention of this agreement is to expand customer access to our proprietary Nu.Q® Discover assays.

We are in active discussions with approximately ten leading diagnostics and liquid biopsy companies for both Nu.Q® and Capture-Seq™, including ongoing technology evaluations.

Veterinary

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

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. In July 2024, we launched the Nu.Q® Vet Cancer Test in Japan with Fujifilm Vet Systems. As of the 2025 fiscal year end the Nu.Q® Vet Cancer Test is available in over twenty countries.

In March 2025, we signed first ever Nu.Q® Vet Cancer Test Automation Agreement with Fujifilm Vet Systems to include Volition’s ChLIA version of the test via the Immunodiagnostic Systems (“IDS”) i10® automated analyzer platform, for a new five year initial term. Fujifilm Vet Systems will be the first in the world to utilize this centralized lab automation for the Nu.Q® Vet Cancer Test which will enable a more rapid turnaround and high throughput to meet increasing demands.

2.	Leverage our existing CE-marked Nu.Q® NETs test

The second prong of our strategy is to leverage our granted CE mark, which has been approved in the EU for any NETs related diseases. Our ChLIA version of the CE-marked Nu.Q® NETs Test is via the IDS-i10TM automated analyzer platform from Immunodiagnostic Systems, a subsidiary of Revvity. Our aim is to sell this product, either directly or in conjunction with Immunodiagnostic Systems,  to institutions for use in the very wide range of clinical applications where NETosis plays a critical role. In a significant commercial milestone, we recorded our first revenue from sales of our CE-Marked Nu.Q® NETs automated product in Europe in the first quarter of 2025. This is the first revenue generated from a regulated clinically approved product. As of December 31st 2025 we have 12 hospital clients evaluating our Nu.Q® NETs test for a range of diseases.

In collaboration with Revvity, we aim to submit a reimbursement application for the Nu.Q® NETs test in 2026.

3.	Roll-out the Nu.Q® Lung Cancer test

In the fourth quarter of 2025, we received our first order for the Nu.Q® Cancer assays for clinical certification ahead of routine clinical use in lung cancer and in January 2026 were delighted to announce that preparation of the reimbursement submission is underway, actively supported by the Hospices Civils de Lyon (“HCL”), France’s second largest university hospital system and two other French institutions. Reimbursement will be a major milestone for Volition in the commercialization and licensing of Nu.Q® in the human cancer field. Once achieved, we anticipate the introduction into routine clinical use in France by the fourth quarter of 2026.

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

Our vision and plan is for our tests to be used first by millions, then by tens, then hundreds of millions of people and animals a year, with our platform licensed to a range of large diagnostic and liquid biopsy companies (and governments) worldwide. Combining our  technology with their installed base of laboratories, analyzer machines and sales forces around the world will achieve the optimal outcome for us – large companies have the resources to realize the opportunities better than Volition could on its own.

We anticipate that because of the ease of use and cost efficiency of our tests they have the potential to become the first method of choice for disease detection and monitoring in both humans and animals.

We believe that the total addressable markets (“TAMs”) for our technologies, on an annualized basis, are considerable, multi-billion-dollar opportunities, for Volition and our licensing partners:

•	$2.3 billion Lung Cancer Screening & Management

•	$23 billion Multi-Cancer Early Detection / Liquid Biopsy

•	$2.8 billion Sepsis Early Detection & Management

•	$1 billion Broader NETosis (Trauma, Antiphospholipid Syndrome, Hidradenitis Suppurativa)

•	$128 million Canine and Feline Cancer Screening

•	$991 million Pharma Companion Diagnostic

Our market size estimates are management’s estimates based on a combination of publicly available data and internal analyses as of the 2025 fiscal year end. These estimates are subject to uncertainty and may not be realized, and actual addressable markets will depend on clinical performance, regulatory clearances, adoption and reimbursement in each jurisdiction.

Our Competition

We face competition primarily from other human-focused healthcare, pharmaceutical and diagnostic companies such as Exact Sciences Corporation, Guardant Health, GRAIL Inc., Natera, Caris Life Sciences, Freenome Holdings Inc, CellMax Life, Archer DX Inc., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Abbott Laboratories Inc., Cepheid Inc., Hologic Corporation, Agilent Technologies Inc., Qiagen Inc., Thermo Fisher, Illumina, Becton Dickinson, BioMerieux, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, Roche Diagnostics, Cytovale Inc., and Immunexpress Inc., and from companies such as One Health Company (Fidocure) in the veterinary space. There may also be other companies developing products competitive with ours of which we are unaware.

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

Commercialization of our future products in the clinical in vitro diagnostic (“IVD”) market (e.g. for patient diagnosis in hospitals, clinics, etc.) requires government approval (CE marking in Europe, FDA approval in the United States, and National Medical Products Administration (“NMPA”) (formerly known as the Chinese Food and Drug Administration) approval in China). Our diagnostic products fall within the IVD medical device category and are subject to FDA clearance or approval in the United States. We anticipate our tests will have to be cleared through the FDA’s premarket notification (“510(k)”), process, or its premarket approval (“PMA”) process. The determination of whether a 510(k) or a PMA is necessary will depend in part on the proposed indications for use and the FDA’s assessment of the risk associated with the use of the IVD for a particular indication. A similar system operates in China through the NMPA.

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

Our patent portfolio includes 54 patent families (plus three in-licensed families) and a total of 68 patents granted related to our diagnostic tests (including veterinary applications), with 13 patents granted in the United States, 17 patents granted in Europe, and a further 38 patents granted worldwide. Additionally, we have a total of 132 patent applications currently pending worldwide.

We intend to continue our development of the Nucleosomics™, Capture-PCR and Capture-Seq™ technologies and will continue to apply for patents for future product developments. Our IP strategy is to protect the technologies and gain market exclusivity with patents in Europe and the United States and in other strategic countries. The patent filings on the technologies underlying our products should provide broad coverage for each product, including protection through at least 2045.

Employees

As of December 31, 2025, we had 75 full-time equivalent (“FTE”) personnel compared to 85 as of December 31, 2024, reflecting the need to prioritize the cash utilization in our commercial and production activities. We continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our board of directors on a periodic basis. We aim to offer competitive compensation and benefits packages to each of our employees around the globe as assessed with internal and external benchmarking data. We aim to build a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.

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

Our principal executive office is located at 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014. Our telephone number is +1 (512) 774-8930.  Our website is located at www.volition.com.  The information that can be accessed through our website is not incorporated by reference into this Report and should not be considered to be a part hereof.

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

Risk Factor Summary

Risks Related to Our Business and Business Strategy

•	We may need to raise additional capital in the future. If we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our plan of operations.
•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors.
•	We have incurred significant losses, and we may never achieve profitability.
•	It is difficult to forecast our future performance, which may cause our financial results to fluctuate unpredictably.
•	Servicing our existing and future debt, including the Lind Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
•	The diagnostics market is highly competitive and subject to rapid technological change; accordingly, we will face fierce competition, including from companies with greater resources and experience than us, and our intended products may not achieve significant market penetration and/or may become obsolete.
•	Our management has broad discretion over the use of our available cash and might not allocate cash in ways that increase the value of your investment.
•	Our future success depends on our ability to retain our officers and directors, scientists, and other key employees and to attract, retain and motivate qualified personnel.
•	If any of our facilities or our laboratory equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.
•	Failure in our information technology, storage systems or our clinical laboratory equipment could significantly disrupt our operations and our research and development efforts and subject us to liability.
•	Our business and reputation will suffer if we are unable to establish and comply with stringent quality standards to assure that the highest level of quality is observed in the performance of our tests.
•	Declining global economic or business conditions may have a negative impact on our business.
•	We may engage in acquisitions that are not successful and which could disrupt our business, cause dilution to our stockholders and reduce our financial resources.

Risks Related to Product Development, Commercialization and Sales of Our Products

•	If the marketplace does not accept the products in our development pipeline or any other diagnostic products we might develop, we may be unable to generate sufficient revenue to sustain and grow our business.
•	Our business is dependent not only on our ability to successfully develop and commercialize diagnostic products but also the ability of our licensing partners. If we/they fail to develop and commercialize diagnostic products, we may be unable to execute our plan of operations.
•	Failure to successfully develop, manufacture, market, and sell our future products will have a material adverse effect on our business, financial condition, and results of operations.
•	The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials which, in turn, could have a material adverse effect on our business.
•	Our research and development efforts will be hindered if we are not able to obtain samples, contract with third parties for access to samples or complete timely enrollment in future clinical trials.
•	If the third parties on which we increasingly rely to assist us with our current and anticipated pre-clinical development or clinical trials do not perform as expected, we may not be able to obtain regulatory clearance or approval or commercialize our products.
•	We expect to expand our product development, research and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We have limited experience with sales and marketing and any failure to build and manage a sales and marketing team effectively, or to successfully engage third party providers for such services, could have a material adverse effect on our business.
•	We rely on third parties to clinically validate, manufacture and supply our intended products. Any problems experienced by these third parties could result in a delay or interruption in the supply of our intended products to our customers, which could have a material negative effect on our business.
•	We depend on third-party distributors to market and sell our products which will subject us to a number of risks.
•	The manufacturing operations of our third-party manufacturers will likely be dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
•	Defects in our products may subject us to substantial damages which could materially harm our business or financial condition.

Risks Related to Governmental Regulation and Reimbursement

•	Our failure to obtain necessary regulatory clearances or approvals on a timely basis would significantly impair our ability to distribute and market our future products on the clinical IVD market.
•	Reductions or changes in reimbursement policies could limit our ability to sell our products.
•	If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

Risks Related to Our Intellectual Property

•	If the patents we rely on to protect our intellectual property prove to be inadequate, our ability to successfully commercialize our products will be harmed and we may never be able to operate our business profitably.
•	If third parties assert that we have infringed their patents and proprietary rights or challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent the development or commercialization of our products.
•	If we are unable to protect our trade secrets, we may be unable to protect our interests in proprietary technology, processes and know-how that is not patentable or for which we have elected not to seek patent protection.

Risks Related to Our Securities

•	The market prices and trading volume of our stock may be volatile.
•	We have identified material weaknesses in our internal control over financial reporting that have not yet been remediated, and although we are working to address such weaknesses, the failure to address these material weaknesses, or the identification of any others, could impact the reliability of our financial reporting and harm investors’ views of us, which could adversely impact our stock price.
•	We have a “going concern” opinion from our auditors, indicating the possibility that we may not be able to continue to operate.
•	If we fail to regain compliance with the NYSE American’s continued listing requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
•	Lind has conversion rights under each of the Lind Notes, the exercise of which could result in the issuance of a substantial amount of our common stock at a significant discount to the trading price of our common stock.
•	Our Second Amended and Restated Certificate of Incorporation exculpates our officers and directors from certain liability to our Company and our stockholders.
•	Our corporate governance documents, and certain corporate laws applicable to us, and share ownership by executive officers and directors, could make a takeover attempt, which may be beneficial to our stockholders, more difficult.
•	We do not expect to pay dividends in the foreseeable future.
•	We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company, and which may cause our stock price to decline.
•	Future sales of our common stock could depress the market price of our common stock.
•	If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.
•	We are a smaller reporting company and a non-accelerated filer, and we cannot be certain if the reduced disclosure requirements applicable to our filing status, as well as the exemption from the requirement to provide an auditor’s attestation report regarding the effectiveness of our internal controls, will make our common stock less attractive to investors.

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

We are a clinical stage company and have incurred losses since our formation. As of December 31, 2025, we have an accumulated total deficit of approximately $252.9 million. As we continue the discovery and development of our future diagnostic products, we expect our expenses to increase significantly. Even as we begin to market and sell our intended products, we expect our losses to continue as a result of ongoing research and development expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ deficit. Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict when or if we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected, and the market value of our common stock will decline.

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

Servicing our existing and future debt, including the Lind Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

On May 20, 2025, we issued a secured convertible note to Lind Global Asset Management XII LLC, a Delaware limited liability company (“Lind”), which has a principal amount of $7,500,000 (the “2025 Lind Note”) and an accompanying common stock purchase warrant. On January 15, 2026, we issued an additional secured convertible note to Lind which has a principal amount of $2,400,000 (the “2026 Lind Note”) and an accompanying common stock purchase warrant. The 2025 Lind Note and the 2026 Lind Note are collectively referred to as the “Lind Notes”. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Lind Notes (which Notes permit us to elect to use shares of common stock for repayments in lieu of cash under certain circumstances), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the Amended and Restated Securities Purchase Agreement, dated January 7, 2026, by and between the Company and Lind (the “Lind Securities Purchase Agreement”), and the Lind Notes contain, and any of our future debt agreements may contain, restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

The diagnostics market is highly competitive and subject to rapid technological change; accordingly, we will face fierce competition, including from companies with greater resources and experience than us, and our intended products may not achieve significant market penetration and/or may become obsolete.

The diagnostics market is extremely competitive and characterized by rapidly evolving industry standards and new product enhancements. Our diagnostic tests are technologically innovative and require significant planning, design, development, and testing at the technological, product, and manufacturing process levels. These activities require significant capital commitments and investment. There can be no assurance that our intended products or proprietary technologies will remain competitive following the introduction of new products and technologies by competing companies within the industry, including competitors’ use of artificial intelligence (“AI”). AI is increasingly being used across the diagnostics market, including by our competitors, which presents risks to our competitive position. Furthermore, there can be no assurance that our competitors will not develop products that render our future products obsolete or that are more effective, accurate or can be produced at lower costs. There can be no assurance that we will be successful in the face of increasing competition from new technologies or products introduced by existing companies in the industry or by new companies entering the market.

The market for diagnostics is also significantly affected by new product introductions and other market activities of industry participants. Our competitors include large multinational corporations and their operating units, including Exact Sciences Corporation, Guardant Health, GRAIL Inc., Freenome Holdings Inc, CellMax Life, Archer DX Inc., Foundation Medicine Inc., Oncocyte Corporation, OpKo Health Inc., MDNA Life Sciences Inc., Abbott Laboratories Inc., Cepheid Inc., Hologic Corporation, Agilent Technologies Inc., Qiagen Inc., Thermo Fisher, Illumina, Becton Dickinson, BioMerieux, Siemens, Gen-Probe Incorporated, EpiGenomics AG, MDxHealth SA, Roche Diagnostics, Cytovale Inc. and Immunexpress Inc., and from companies such as One Health Company (Fidocure) and focused on the veterinary space. There may also be other companies developing products competitive with ours of which we are unaware. Successful commercialization of our services will require that we satisfactorily address the needs of various medical practitioners that constitute a target market to reach customers and to address potential resistance to recommendations for our services. If we are unable to continue to achieve significant market penetration, we will not be able to generate sufficient revenue to become profitable and our products may become obsolete.

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

As of December 31, 2025, we had approximately $1.1 million in combined cash and cash equivalents compared to approximately $3.3 million as of December 31, 2024. Our management expects to deploy these resources primarily to expand our commercialization activities, to fund our product development efforts and for general corporate and working capital purposes. However, our management has broad discretion to pursue other objectives. Our management might not apply our cash in ways that increase or permit any return of your investment.

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

Our business is dependent not only on our ability to successfully develop and commercialize diagnostic products but also the ability of our licensing partners. If we/they fail to develop and commercialize diagnostic products, we may be unable to execute our plan of operations.

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

Access to human and animal sample types, such as blood, is necessary for our research and product development. Acquiring samples from individuals / animals with clinical diagnoses or associated clinical outcomes through purchase or clinical studies is necessary. Lack of available samples can delay development timelines and increase costs of development. Generally, the agreements under which we gain access to human and animal samples are non-exclusive. Other companies may compete with us for access. If we are not able to negotiate access to clinical samples with research institutions, hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics and/or diagnostics on a timely basis, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed. Equally, we may not be able to conduct or complete clinical studies in a timely manner if we are unable to enroll sufficient numbers of patients in such studies, which could consequently have an adverse effect on our research and development and product commercialization efforts.

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

There are significant risks involved in building and managing our sales and marketing organization, as well as identifying and negotiating deals with the right sales and distribution partners, including risks related to our ability to:

•	identify appropriate partners;
•	negotiate beneficial partnership and distribution agreements;
•	hire qualified individuals, as needed;
•	generate sufficient leads within our targeted market for our sales force;
•	provide adequate training for effective sales and marketing;
•	protect intellectual property rights;
•	retain and motivate our direct sales and marketing professionals; and
•	effectively oversee geographically dispersed sales and marketing teams.

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

We rely on third parties to clinically validate manufacture and supply our intended products. Any problems experienced by these third parties could result in a delay or interruption in the supply of our intended products to our customers, which could have a material negative effect on our business.

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

We depend, and expect to continue to depend, on third-party distributors to market, sell, and service our products in our intended markets. For example, Antech has commenced pre-order sales of our Nu.Q® Vet Cancer Test for screening of cancer in canines to veterinarians at the point of care and we engaged IDEXX to make our Nu.Q® Vet Cancer Test available to reference laboratories in the United States. Further, we have engaged with others including DNAtech, Portugal, and, through our agreement with Antech, with Scil Lab Europe, to launch the Nu.Q® Vet Cancer Test to customers in Europe. In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. Our test is also available in Japan through Fujifilm Vet Systems Co. Ltd, a leading provider veterinary testing services in Japan. We are subject to a number of risks associated with reliance upon these parties and other third-party distributors, including the following:

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

We are subject to regulation by the FDA in the United States, the CE in Europe, the NMPA in China, and other regulatory bodies in other countries where we intend to sell our future products. Before we are able to place our intended products in the clinical IVD markets in the United States, China and Europe, we will be required to obtain clearance or approval of our future products from the FDA and the NMPA with respect to the United States and China, respectively, and receive a CE mark with respect to Europe. In Europe, since May 2022, IVD medical devices are regulated by the new EU IVDR. The most challenging changes under the EU IVDR as compared to the previous Directive are those regarding the classification of products, which brings almost all IVDs under the direct review and control of Notified Bodies, and the performance evaluation of IVDs, which requires extensive clinical and analytical performance studies in addition to a demonstration of scientific validity. These changes and other additional requirements to obtain a CE Mark could result in delays and further expense, in terms of staff costs to us compared to the process under the previous Directive.

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

Our success depends, in large part, on our ability to protect proprietary methods, discoveries and technologies that we develop under the patents and intellectual property laws of the United States, Europe and other countries, so that we can seek to prevent others from unlawfully using our inventions and proprietary information.  Our patent portfolio includes 52 patent families (plus three in-licensed families) and a total 68 patents granted related to our diagnostic tests (including veterinary applications), with 13 patents granted in the United States, 17 patents granted in Europe and a further 38 patents granted worldwide. Additionally, we have 132 patent applications pending, worldwide.

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

We have determined that we have material weaknesses in our internal control over financial reporting as of December 31, 2025. See Part II, Item 9A of this Report for a complete discussion of these material weaknesses in our internal control over financial reporting and remediation efforts. Although we have taken and continue to take steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as further described in Item 9A, to address these material weaknesses, or that the plans and controls, if implemented, will be successful in fully remediating these material weaknesses. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weaknesses, or we identify further material weaknesses in our internal controls, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted. Additionally, for so long as we remain as a smaller reporting company, under current rules our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

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

If we fail to regain compliance with the NYSE American’s continued listing requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed on the NYSE American. The continued listing of our common stock on the NYSE American is subject to our continued compliance with certain listing requirements, including requirements related to corporate governance, our financial condition and operating results, the trading price of our common stock, number of stockholders and our market capitalization. On February 6, 2026, we received a notice of non-compliance from the NYSE American stating that we are not in compliance with continued listing standards of Section 1003(a)(i), Section 1003(a)(ii), and Section 1003(a)(iii). To regain compliance, the Company submitted a plan (the “Plan”) advising of actions it has taken or will take to regain compliance with the continued listing standards by August 6, 2027. If the NYSE American determines to accept the Plan, the Company will be notified in writing and will be subject to periodic reviews, including quarterly monitoring for compliance with the Plan. If the NYSE American rejects the Plan, or accepts the Plan but we fail to regain compliance within the applicable cure periods, our common stock would be subject to delisting from the NYSE American. The delisting of our common stock could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock.  In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, reduce the amount of analyst coverage of our securities, result in the loss of confidence by investors and employees, and could lead to fewer business development opportunities, any of which could adversely affect our business.

Lind has conversion rights under each of the Lind Notes, the exercise of which could result in the issuance of a substantial amount of our common stock at a significant discount to the trading price of our common stock.

The 2025 Lind Note and the 2026 Lind Note are convertible at Lind’s option into shares of our common stock at an initial conversion price of $0.72 per share and $0.5714 per share, respectively, subject to any adjustments set forth in the Lind Notes. However, upon the occurrence of an Event of Default (as defined in the Lind Notes), the Company will be obligated to pay Lind an amount equal to either 110% or 120% of the then-outstanding principal amount of the applicable Lind Note depending on the nature of the Event of Default, and Lind may declare such Lind Note due and payable, in addition to any other remedies under the Transaction Documents (as defined in the Lind Securities Purchase Agreement). Additionally, upon the occurrence of an Event of Default or an event which with the passage of time may result in an Event of Default, Lind may convert all or a portion of the outstanding principal amount of the applicable Lind Note at the lower of (i) the then-current Conversion Price (as defined in the Lind Notes) and (ii) ninety-percent (90%) of the average of the three (3) lowest daily VWAPs during the twenty (20) trading days prior to the delivery of the notice of conversion, which could significantly dilute our stockholders. If we experience an Event of Default under either of the Lind Notes, we may experience a material adverse effect on our liquidity, financial condition, and results of operations.

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

Our board of directors has the power, under our corporate governance documents to:

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

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 325,000,000 shares of common stock, par value $0.001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the percentage ownership of our stockholders and, depending upon the prices at which such shares are sold or issued, on their investment in our common stock and, therefore, could have an adverse effect on any trading market for our common stock.

Future sales of our common stock could depress the market price of our common stock.

In addition to shares of common stock issuable upon conversion and repayment of the Lind Notes, as of February 28, 2026 we also had outstanding warrants to purchase up to an aggregate of 62,137,692 shares of common stock at varying exercise prices.

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

While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, cybersecurity threats are pervasive and, similar to other international corporations, we, as well as our employees, customers, regulators, service providers, and other third parties have experienced a significant increase in information security and cybersecurity risk in recent years and will likely continue to be the target of cyber attacks. We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader financial services cybersecurity ecosystem. For more information on risks to us from cybersecurity threats, see the section entitled “Risk Factors — Failure in our information technology, storage systems or our clinical laboratory equipment could significantly disrupt our operations and our research and development efforts” included within this Report.

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

The Audit Committee regularly receives updates from management with respect to the Company’s efforts to manage data protection, cybersecurity, and information and technology risks, and assesses the results of reviews from internal audits. Materials presented to our Audit Committee include updates on our data security posture, results from internal audit and third-party assessments, our incident response plan, and certain cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The committee also regularly engages with our Group IT Director on technology risk-related topics.

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

ITEM 2. PROPERTIES

Listed below are our current facilities as of December 31, 2025:

Location	Primary Function	Approx. Square Feet	Leased or Owned
Namur, Belgium (1)	Research and development	17,300	Owned
Namur, Belgium (2)	Manufacturing	9,688	Owned
London, UK (3)	Sales and marketing	323	Leased, expiring 2027
Henderson, Nevada (4)	Administration	301	Leased, expiring 2027
Carlsbad, California (5)	Research and development	6,645	Leased, expiring 2027

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

(3)

Volition Diagnostics signed a new 12-month lease for this property located at 93-95 Gloucester Place, London, W1U 6JQ, United Kingdom, commencing February 1, 2026 until January 31, 2027, at an annual rent of £71,400 GBP.

(4)	Volition America signed a new one-year lease for this property, commencing on April 1, 2026, located at 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014, at an annual rent of $20,925.

(5)	Volition America signed a sixty-two month lease for this property, commencing on February 1, 2022, located at 6086 Corte Del Cedro, Carlsbad, California 92011 at an annual rent of $99,714.

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

Holders

As of March 26, 2026, there were 158,481,243 shares of our common stock outstanding held by 173 holders of record, based on information provided by our transfer agent. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

No equity securities were repurchased during the fourth quarter of 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements in Part II within this Report. This discussion includes an analysis of our financial condition and results of operations for the years ended December 31, 2025 and 2024 and year-over-year comparisons between those periods. Certain statements made in this section constitute “forward-looking statements,” which are subject to numerous risks and uncertainties including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Report.

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

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs - detects diseases associated with NETosis such as sepsis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer - from screening, diagnosis and staging, therapy decision, planning and treatment to monitoring response to treatment and disease progression with a particular focus on lung cancer.
•	Capture-Seq™ / Capture-PCR™ - isolating and capturing circulating tumor-derived DNA from plasma samples for early cancer detection.

The Company has grown from a single two-meter lab bench at the University of Namur in Belgium to a purpose-built 17,000 square foot lab and 10,000 square foot production facility in Gembloux, Belgium, an Innovation Lab in California, and offices in California, London and Nevada. We now have a team of over 75 dedicated employees, spanning a wide range of disciplines; all united in our mission to improve outcomes for patients.

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

Our future as an operating business will depend on our ability to obtain sufficient capital contributions, financing and/or generate revenues as may be required to sustain our operations. Management plans to address the above as needed by: (a) obtaining additional financing through debt or equity transactions; (b) securing additional grant funding; (c) granting licenses to third parties in exchange for specified up-front and/or back-end payments; and (d) developing and commercializing our products on an accelerated timeline. Management continues to exercise tight cost controls to conserve cash.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of December 31, 2025, we had cash and cash equivalents of approximately $1.1 million.

Net cash used in operating activities was $19.7 million and $25.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease in cash used in operating activities during 2025 when compared to 2024 was primarily due lower personnel costs of $2.4 million, lower research and development expenses of $2.7 million together with an increase in accounts payable of $1.1 million during the period.

Net cash used in investing activities was $0.1 million and $0.6 million for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease in cash used in investing activities during 2025 was primarily due to reduced purchases of laboratory equipment as compared to 2024.

Net cash provided by financing activities after associated costs was $17.1 million and $8.7 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Net cash provided by financing activities in 2025 consisted of  (i) $6.3 million in cash, before deducting commitment and legal fees of $0.3 million, received in exchange for the issuance of a senior secured convertible note and warrants in May 2025, (ii) $2.3 million in cash, before deducting offering expenses of $0.1 million, received from the issuance and sale of common stock and warrants in a registered direct offering that closed in March 2025, (iii) $0.3 million in net proceeds received from the issuance and sale of 448,706 shares of common stock under our “at-the-market” facility with Jefferies LLC (“Jefferies”) acting as exclusive placement agent, which facility terminated effective April 20, 2025, (iv) $1.7 million in net proceeds received from the issuance and sale of 4,364,087 shares of common stock under our 2025 ATM Sales Agreement during the year ended December 31, 2025, (v) $1.2 million in cash, before deducting offering expenses of $0.1 million, received from the issuance and sale of common stock and warrants in a registered direct offering that closed in August 2025, (vi) $0.3 million in cash, received from the issuance and sale of common stock and warrants in a private placement that closed in September 2025 and (vii) $6.0 million in net proceeds received from the issuance and sale of common stock and warrants in an underwritten public offering with Newbridge.

This compares with $0.7 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended December 31, 2024, $6.3 million in cash received before deducting offering expenses of $0.2 million from the issuance and sale of the shares of common stock, pre-funded warrants and common warrants in a registered direct offering that closed in August 2024, and a further $1.9 million in cash received before deducting offering expenses of $0.1 million from the issuance and sale of common stock and common warrants in a registered direct offering to certain directors and executive officers of the Company as well as other investors that closed in December 2024.

For additional information on our “at the market facility,” refer to Note 7, Common Stock – Equity Distribution Agreements, of the Notes to consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of December 31, 2025.

Approximate Payments (Including Interest) Due by Year
	Total	2026	2027 - 2030	Greater than 5 years
Description	$	$	$	$
Financing lease liabilities	402,344	63,116	252,460	86,768
Operating lease liabilities and short-term lease	561,012	274,159	286,853	-
Grants repayable	590,745	117,093	339,402	134,250
Long-term debt	7,998,134	1,602,982	6,339,584	55,568
Collaborative agreements obligations	1,248,176	1,248,176	-	-
Convertible Note	6,666,666	5,000,000	1,666,666	-
Total	17,467,077	8,305,526	8,884,965	276,586

We intend to use our cash reserves to predominantly fund product development, and commercialization activities. We do not currently have sufficient revenues and expect to rely on additional future financing, through the sale of licensing or distribution rights, grant funding and the sale of equity or debt securities to provide sufficient funding to execute our strategic plan. There is no assurance that we will be successful in raising further funds.

In the event additional financing is delayed, we will prioritize the completion of clinical validation studies for the purpose of the sale of licensing or distribution rights, and the maintenance of our patent rights. In the event of an ongoing lack of financing, it may be necessary to discontinue operations, which will adversely affect the value of our common stock.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors included in their report on our audited financial statements for the year ended December 31, 2025, an explanatory paragraph regarding factors that raise substantial doubt that we will be able to continue as a going concern.

Results of Operations

Comparison of the Years Ended December 31, 2025 and December 31, 2024

The following table sets forth our results of operations for the years ended on December 31, 2025, and December 31, 2024, respectively (expressed in United Stated Dollars, except outstanding share numbers and percentages).

			Increase	Percentage Increase
	2025	2024	(Decrease)	(Decrease)
	$	$	$	%
Service	450,805	228,138	222,667	98%
Product	1,276,579	1,005,373	271,206	27%
Total Revenues	1,727,384	1,233,511	493,873	40%

Research and development	10,081,299	14,406,486	(4,325,187)	(30%)
General and administrative	9,463,581	8,487,562	976,019	11%
Sales and marketing	3,921,075	5,364,433	(1,443,358)	(27%)
Total Operating Expenses	23,465,955	28,258,481	(4,792,526)	(17%)

Grant income	516,515	103,368	413,147	>100%
Gain /(Loss) on disposal of fixed assets	1,829	(34,731)	36,560	<(100%)
Interest income	600	9,947	(9,347)	(94%)
Interest expense	(532,192)	(340,362)	(191,830)	56%
Amortization of debt discount	(1,957,147)	-	(1,957,147)	<(100%)
Gain on change in fair value of warrant liability	76,908	28,763	48,145	>100%
Gain on change in fair value of derivative liability	128,729	-	128,729	>100%
Total Other Income (Expenses)	(1,764,758)	(233,015)	(1,531,743)	<(100%)

Net Loss	(23,503,329)	(27,257,985)	(3,754,656)	(14%)

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenue for the year ended December 31, 2025 was $1.7 million compared with $1.2 million for the year ended December 31, 2024. The main source of revenues during the years ended December 31, 2025 and December 31, 2024, was product sales primarily of the Nu.Q® Vet Cancer Test and Nu.Q Discover kits. Services revenue related solely to Nu.Q®  Discover services.

Operating Expenses

Total operating expenses decreased to $23.5 million from $28.3 million for the years ended December 31, 2025 and December 31, 2024, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $10.1 million from $14.4 million for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease in overall research and development expenditures during 2025 was primarily related to lower research expenses and a reduction in personnel expenses as a result of reduced clinical trial activity following completion of certain clinical studies. FTE personnel numbers within this division decreased by five to forty-seven during 2025 compared to the prior year period.

	2025	2024	Change
	$	$	$
Personnel expenses	5,957,453	7,463,938	(1,506,485)
Stock based compensation	134,286	233,014	(98,728)
Direct research and development expenses	2,177,834	4,397,828	(2,219,994)
Other research and development	777,263	1,221,903	(444,640)
Depreciation and amortization	1,034,463	1,089,803	(55,340)
Total research and development expenses	10,081,299	14,406,486	(4,325,187)

General and Administrative Expenses

General and administrative expenses increased to $9.5 million from $8.5 million for the years ended December 31, 2025 and December 31, 2024, respectively. The increase in overall general and administrative expenditures during 2025 was primarily due to stock-based compensation, legal and professional fees and higher personnel expenses and partially offset by lower general and administrative expenses. The FTE personnel number within this division decreased by two to seventeen during 2025 compared to the prior year period.

	2025	2024	Change
	$	$	$
Personnel expenses	4,509,900	4,220,539	289,361
Stock-based compensation	1,292,807	746,459	546,348
Legal and professional fees	2,398,904	1,909,076	489,828
Other general and administrative	1,109,447	1,447,719	(338,272)
Depreciation and amortization	152,523	163,769	(11,246)
Total general and administrative expenses	9,463,581	8,487,562	976,019

Sales and Marketing Expenses

Sales and marketing expenses decreased to $3.9 million from $5.4 million for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease in overall sales and marketing expenditures was primarily due to reduced personnel expenses and direct marketing and professional fees during the year. The FTE personnel number within this division decreased by three to eleven during 2025 compared to the prior year period.

	2025	2024	Change
	$	$	$
Personnel expenses	2,859,964	4,104,101	(1,244,137)
Stock-based compensation	312,617	289,069	23,548
Other Sales & Marketing expenses	717,972	922,602	(204,630)
Depreciation and amortization	30,522	48,661	(18,139)
Total sales and marketing expenses	3,921,075	5,364,433	(1,443,358)

Other Income (Expenses)

For the year ended December 31, 2025, other expenses increased to approximately $1.8 million compared to other expenses of approximately $0.2 million for the year ended December 31, 2024. This increase in other expenses was primarily due to amortization of debt discount of $2.0 million related to the Lind note and $0.5 million of interest expenses partially offset by increased grant income received of approximately $0.5 million during 2025 compared to $0.1 million in 2024, together with gains in the fair value of derivative and warrant liabilities, during 2025.

Net Loss

For the year ended December 31, 2025, the Company’s net loss was $23.5 million, a decrease of approximately $3.8 million, in comparison to a net loss of $27.3 million for the year ended December 31, 2024. The change was a result of the factors described above.

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

Future Equity or Debt Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through our “at the market facility” with JonesTrading Institutional Services, LLC under a Capital On Demand™ Sales Agreement dated April 22, 2025 (see Note 7, Common Stock – “At the Market” Offerings of the Notes to consolidated financial statements).  However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

We base our estimates and assumptions on current facts, historical experiences, information from third-party professionals and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOLITIONRX LIMITED

Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of VolitionRx Limited:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VolitionRx Limited (“the Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and minimal revenues, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2011.

Draper, UT

March 31, 2026

VOLITIONRX LIMITED

Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	December 31, 2025	December 31, 2024
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1,117,028	3,264,429
Accounts receivable, net	317,808	110,574
Prepaid expenses	433,680	338,660
Other current assets	192,409	343,145
Total Current Assets	2,060,925	4,056,808

Property and equipment, net	4,027,849	4,429,152
Operating lease right-of-use assets	495,749	599,816
Intangible assets, net	316,704	313,747
Total Assets	6,901,227	9,399,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	2,918,768	2,766,178
Accrued liabilities	4,211,828	3,476,903
Deferred revenue	353,846	230,000
Management and directors’ fees payable	80,939	30,086
Current portion of long-term debt	890,571	860,223
Current portion of financing lease liabilities	54,377	46,737
Current portion of operating lease liabilities	250,336	221,755
Current portion of grants repayable	117,093	60,979
Warrant liability	20,978	97,886
Derivative liability	913,742	-
Current portion of convertible note payable, net	2,418,275	-
Total Current Liabilities	12,230,753	7,790,747

Long-term debt, net of current portion	5,818,354	3,952,846
Deferred revenue, net of current portion	21,938,462	22,663,400
Finance lease liabilities, net of current portion	317,859	328,338
Operating lease liabilities, net of current portion	276,558	410,686
Grants repayable, net of current portion	473,652	361,242
Convertible note payable, net of current portion	1,438,400	-
Total Liabilities	42,494,038	35,507,259

Stockholders’ Deficit
Common stock
Authorized: 325,000,000 shares of common stock, at $0.001 par value
Issued and outstanding: 125,779,769 shares and 96,097,485 shares, respectively	125,780	96,098
Additional paid-in capital	218,824,268	204,154,994
Accumulated other comprehensive income	(295,071)	385,631
Accumulated deficit	(252,901,370)	(229,544,343)
Total VolitionRx Limited Stockholders’ Deficit	(34,246,393)	(24,907,620)
Non-controlling interest	(1,346,418)	(1,200,116)
Total Stockholders’ Deficit	(35,592,811)	(26,107,736)

Total Liabilities and Stockholders’ Deficit	6,901,227	9,399,523

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, except share numbers)

	For the Years Ended
	December 31, 2025	December 31, 2024
	$	$
Revenues
Service	450,805	228,138
Product	1,276,579	1,005,373
Total Revenues	1,727,384	1,233,511

Operating Expenses
Research and development	10,081,299	14,406,486
General and administrative	9,463,581	8,487,562
Sales and marketing	3,921,075	5,364,433
Total Operating Expenses	23,465,955	28,258,481

Operating Loss	(21,738,571)	(27,024,970)

Other Income (Expenses)
Grant income	516,515	103,368
Gain /( Loss) on disposal of fixed assets	1,829	(34,731)
Interest income	600	9,947
Interest expense	(532,192)	(340,362)
Amortization of debt discount	(1,957,147)	-
Gain on change in fair value of warrant liability	76,908	28,763
Gain on change in fair value of derivative liability	128,729	-
Total Other Income (Expenses)	(1,764,758)	(233,015)

Net Loss	(23,503,329)	(27,257,985)
Net Loss attributable to Non-Controlling Interest	146,302	290,149
Net Loss attributable to VolitionRx Limited Stockholders	(23,357,027)	(26,967,836)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(680,702)	141,691
Net Comprehensive Loss	(24,184,031)	(27,116,294)

Loss Per Common Share Attributable to Common Stockholders - Basic and Diluted	(0.22)	(0.31)

Weighted Average Shares Outstanding – Basic and Diluted	106,832,140	86,531,172

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statement of Stockholders’ Deficit

(Expressed in United States Dollars, except share numbers)

For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Non Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2023	81,898,321	81,898	194,448,414	243,940	(202,576,507)	(909,967)	(8,712,222)

Common stock issued for settlement of RSUs	730,395	731	(731)	-	-	-	-
Common stock issued in lieu of license fee	129,132	129	125,258	-	-	-	125,387
Common stock issued for cash, net of issuance costs and allocation to warrant liability	13,339,637	13,340	8,453,449	-	-	-	8,466,789
Tax withholdings paid related to stock-based compensation	-	-	(139,939)	-	-	-	(139,939)
Stock-based compensation	-	-	1,268,543	-	-	-	1,268,543
Foreign currency translation	-	-	-	141,691	-	-	141,691
Net loss	-	-	-	-	(26,967,836)	(290,149)	(27,257,985)
Balance, December 31, 2024	96,097,485	96,098	204,154,994	385,631	(229,544,343)	(1,200,116)	(26,107,736)
Common stock issued for settlement of RSUs	2,091,000	2,091	(2,091)	-	-	-	-
Common stock issued for cash, net of issuance costs	24,034,011	24,034	11,142,819	-	-	-	11,166,853
Issuance of warrants in connection with convertible note offering	-	-	1,998,869	-	-	-	1,998,869
Common stock issued for cash upon exercise of warrants	3,557,273	3,557	-	-	-	-	3,557
Tax withholdings paid related to stock-based compensation	-	-	(210,034)	-	-	-	(210,034)
Stock-based compensation	-	-	1,636,138	-	-	-	1,636,138
Stock-based compensation in relation to modification of options	-	-	103,573	-	-	-	103,573
Foreign currency translation	-	-	-	(680,702)	-	-	(680,702)
Net loss	-	-	-	-	(23,357,027)	(146,302)	(23,503,329)
Balance, December 31, 2025	125,779,769	125,780	218,824,268	(295,071)	(252,901,370)	(1,346,418)	(35,592,811)

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	For the Years Ended
	December 31, 2025	December 31, 2024
	$	$
Operating Activities:
Net loss	(23,503,329)	(27,257,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	983,706	1,113,184
Amortization of operating lease right-of-use assets	232,695	225,748
Amortization of debt discount	1,957,147	-
(Gain) / Loss on disposal of fixed assets	(1,829)	34,731
Stock based compensation	1,739,711	1,268,543
Gain on change in derivative liability	(128,729)	-
Gain on change in fair value of warrant liability	(76,908)	(28,763)
Changes in operating assets and liabilities:
Accounts receivable	(207,234)	132,045
Prepaid expenses	(95,020)	182,710
Other current assets	150,736	16,980
Accounts payable and accrued liabilities	77,977	(1,217,013)
Deferred revenue	(601,092)	(106,600)
Management and directors’ fees payable	50,853	-
Operating lease liabilities	(262,018)	(257,204)
Net Cash Used In Operating Activities	(19,683,334)	(25,893,624)
Investing Activities:
Purchases of property and equipment	(89,558)	(277,499)
Purchase of license	-	(296,353)
Net Cash Used In Investing Activities	(89,558)	(573,852)
Financing Activities:
Net proceeds from issuance of common shares	11,170,410	8,592,177
Tax withholdings paid related to stock-based compensation	(210,034)	(139,939)
Proceeds from grants repayable	111,043	-
Proceeds from long-term debt	1,980,178	1,368,502
Net proceeds from issuance of convertible note and warrants	5,802,779	-
Payments on long-term debt	(877,550)	(1,087,550)
Payments on convertible loan note	(833,334)	-
Payments on grants repayable	-	(28,213)
Payments on financing leases	(50,634)	(47,723)
Net Cash Provided By Financing Activities	17,092,858	8,657,254
Effect of foreign exchange on cash and cash equivalents	532,633	344,668

Net Change in Cash and Cash Equivalents	(2,147,401)	(17,465,554)
Cash and Cash Equivalents – Beginning of Year	3,264,429	20,729,983
Cash and Cash Equivalents – End of Year	1,117,028	3,264,429

Supplemental Disclosures of Cash Flow Information:
Cash paid for Interest	280,718	340,362

Non-Cash Investing and Financing Activities:
Common stock issued for settlement of vested RSUs	2,091	731
Fair value of derivative liability recognized upon issuance of convertible note	1,042,471	-
Issuance of warrants in connection with convertible note offering	1,983,842	-
Debt issuance cost recognized upon issuance of convertible note	1,740,825	-
Common stock issued for license rights	-	125,258
Offering costs from issuance of common stock	605,514	325,090
Non-cash note payable	292,470	294,603

(The accompanying notes are an integral part of these consolidated financial statements)

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

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

Note 2 – Liquidity and Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in the generally accepted accounting principles in the United States of America (“GAAP”). As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has incurred substantial losses since its inception of $252.9 million, has negative cash flows from operations, and has minimal revenues and expects to continue to incur operating losses in the near-term. These factors raise substantial doubt about its ability to continue as a going concern. The Company may seek to obtain additional capital through public or private equity offerings, debt financings, corporate collaborations, related party funding, or other means to continue as a going concern.

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

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements of the Company are expressed in US dollars and the Company’s fiscal year end is December 31.

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

Principles of Consolidation

The accompanying consolidated financial statements for the year ended December 31, 2025 include the accounts of the Company and its subsidiaries. The Company has two wholly owned subsidiaries, Singapore Volition Pte. Limited and Volition Global Services SRL. Singapore Volition has one wholly owned subsidiary, Belgian Volition SRL. Belgian Volition has three subsidiaries, Volition Diagnostics UK Limited, Volition America, Inc, and its one majority owned subsidiary Volition Veterinary Diagnostics Development LLC. See Note 10(g), Commitments and Contingencies – Other Commitments, for more information regarding Volition Vet and Belgian Volition. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2025, and December 31, 2024, the Company had $1,117,028 and $3,264,429, respectively, in cash and cash equivalents. As of December 31, 2025, and December 31, 2024, the Company had $105,091 and $1,125,750, respectively, in its domestic accounts in excess of federal deposit insured limits. As of December 31, 2025, and December 31, 2024, the Company had $424,955 and $820,066, respectively, in its foreign accounts in excess of the Belgian Deposit insured limits. As of December 31, 2025, and December 31, 2024, the Company had $0 and $140,289, respectively, in its foreign accounts in excess of the Singapore deposit insured limits. As of December 31, 2025, and December 31, 2024, the Company had $0 and $356,985, respectively, in its foreign accounts in excess of the UK deposit insured limits.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable consist of trade receivables arising from credit sales in the normal course of business. Accounts receivable are recorded at the time of sale, net of an allowance for current expected credit losses (“CECL”) in accordance with ASC Topic 326, “Financial Instruments – Credit Losses.” The Company estimates CECL based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of its customers, prevailing economic conditions, and reasonable and supportable forward looking information. Accounts receivable balances are written off when they are determined to be uncollectible. As of December 31, 2025, and December 31, 2024, the Company estimated an allowance for CECL of $0 and $31,735, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements. Depreciation is calculated using the straight-line method over the estimated useful lives. Refer to Note 4 - Property and Equipment for further details.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC Topic 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period. There were 68,478,035 and 42,572,283 potential common stock equivalents from stock options, RSUs and warrants excluded from the diluted EPS calculations as their effect is anti-dilutive for the years ended December 31, 2025, and December 31, 2024, respectively.

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

Other Comprehensive Income (Loss)

ASC Topic 220, “Other Comprehensive Income”, establishes standards for the reporting and display of other comprehensive loss and its components in the financial statements. As of December 31, 2025, the Company had $295,071 of accumulated other comprehensive loss, relating to foreign currency translation.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, notes payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.

Fair Value Measurements at December 31, 2025

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	20,978	-	20,978
Derivative Liability	-	913,742	-	913,742
Total Liability	-	934,720	-	934,720

Fair Value Measurements at December 31, 2024

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	97,886	-	97,886

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Warrant Liability

The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the year ended December 31, 2025 and December 31, 2024, as follows:

$
Balance at December 31, 2023	126,649
Gain on change in fair value of warrant liability	(28,763)
Balance at December 31, 2024	97,886
Gain on change in fair value of warrant liability	(76,908)
Balance at December 31, 2025	20,978

Derivative Liability
$
Balance at December 31, 2024	-
Initial fair value of embedded derivative liability upon issuance	1,042,471
Gain on change in fair value of derivative liability	(128,729)
Balance at December 31, 2025	913,742

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

For Years Ended December 31, 2025 and 2024

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

Revenue Recognition

The Company recognizes revenue in accordance with ASCTopic 606, “Revenue from Contracts with Customers.” Under ASC 606, the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation(s).

The Company generates product revenues from the sale of its Nu.Q® Vet Cancer Test, from the sale of nucleosomes, and from the sale of research use only kits. In addition, revenue is received from external third parties for services the Company performs for them in its laboratory.

Revenues, and their respective treatment for financial reporting purposes under ASC 606, are as follows:

Royalty

The Company receives royalty revenue on the net sales recognized during the period in which the revenue is earned, and the amount is determinable from the licensee. These are presented under “Royalty” in the consolidated statements of operations and comprehensive loss. The Company has not recognized any revenue under royalty for the years ended December 31, 2025, and December 31, 2024. The Company does not have future performance obligations under this revenue stream. In accordance with ASC 606, the Company records these amounts based on estimates of the net sales that occurred during the relevant period from the licensee. Differences between actual and estimated royalty revenues are adjusted in the period in which they become known.

Product

The Company includes revenue from product sales recognized during the period in which goods are shipped to third parties, and the amount is deemed collectable from the third parties. These are presented in “Product” in the consolidated statements of operations and comprehensive loss.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

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

For Years Ended December 31, 2025 and 2024

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

In conjunction with the License Agreement, the Company evaluated whether the performance obligations granted under the License Agreement were distinct and concluded that they were not distinct as Heska could not benefit from the license without the supply (manufacturing) services. The supply services are highly specialized and are dependent on the supply of the product from the Company. As such, the performance obligations granted under the License Agreement were combined to constitute a single performance obligation and the Company accounts for them as a single contract.

During the first quarter of 2022, the Company received a $10.0 million upfront payment under the License Agreement and further upfront payments totaling $13.0 million in the fourth quarter of 2023, which were included as deferred revenue on the accompanying consolidated balance sheet. The Company allocated the milestone payments that were not constrained to the single performance obligation in the contract. The Company expects to recognize the total $28.0 million of milestone amounts under the License Agreement over time using an output method based on Key Components and Kits supplied to Heska.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

In determining the transaction price, the Company analyzed the variable consideration and whether such variable consideration was constrained. The Company will reassess this variable consideration at each reporting period and adjust the transaction price, if necessary. The total Key Components and Kits that the Company expects to manufacture for Heska over the life of the contract represents a significant judgment in recognizing revenue.

Sales to the Company’s three largest customers represented over 43% of total sales for the year ended December 31, 2025 and over 67% of total sales for the year ended December 31, 2024.

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received (including non-refundable amounts) but have not been recognized as revenue because the related performance obligations are deemed incomplete. As of December 31, 2025, the Company recorded $22.3 million as deferred revenue in respect of a non-refundable payment received in relation to a licensing and product supply agreement with Heska Corporation. As of December 31, 2024, the Company recorded $22.9 million as deferred revenue in relation to that same agreement. During the year 2025, $0.6 million was recognized as revenue, and during 2024, $0.1 million was recognized as revenue during the year.

Research and Development

In accordance with ASC Topic 730, “ Research and Development,” the Company follows the policy of expensing its research and development costs in the period in which they are incurred. The Company incurred research and development expenses of $10.1 million and $14.4 million during the years ended December 31, 2025 and 2024, respectively.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment”, the Company reviews the carrying value of long-lived assets such as intangible assets with definite lives, property and equipment, and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in the Company’s share price, a significant decline in revenue or adverse changes in the economic environment.

If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value. Impairment losses of $nil were recognized during the years ended December 31, 2025, and December 31, 2024, respectively.

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

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation”. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee’s requisite service period, which is generally the vesting period. The fair value of the Company’s stock options and warrants is estimated using a Black-Scholes option valuation model. Restricted stock units (“RSUs”) are valued based on the closing stock price on the date of grant (intrinsic value method). The fair value of RSUs that include a market vesting condition will be measured on the grant date using a Monte Carlo simulation of a Geometric Brownian Motion stock path model and incorporating the probability of vesting occurring, with the estimated fair value of these awards will be recognized over the derived service period (as determined by the valuation model), with such recognition occurring regardless of whether the market condition is met. The Company has elected to recognize forfeitures as they occur. Refer to Note 8 for further details.

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

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 3 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable.

The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Management does not believe significant credit risks exist at December 31, 2025.

At December 31, 2025 the two largest customer balances represented over 38% of the total outstanding accounts receivable balance.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This guidance removes references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended purpose. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 4 - Property and Equipment

The Company’s property and equipment consist of the following amounts as of December 31, 2025 and December 31, 2024:

		December 31, 2025	December 31, 2024
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	658,088	701,505
Laboratory equipment	5 years	5,042,403	4,600,168
Office furniture and equipment	5 years	398,679	359,337
Buildings	30 years	2,246,138	1,981,247
Building improvements	5-15 years	1,935,277	1,637,139
Land	Not amortized	140,812	124,206
Total property and equipment		10,421,397	9,403,602
Less accumulated depreciation		6,393,548	4,974,450
Total property and equipment, net		4,027,849	4,429,152

During the years ended December 31, 2025 and December 31, 2024, the total capital expenditure was $0.1 million and $0.3 million, respectively, the majority of which was from purchases of laboratory equipment.

During the years ended December 31, 2025 and December 31, 2024, the Company recognized $1.0 million and $1.1 million, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 5 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

December 31, 2025
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,513,278	1,196,574	316,704

December 31, 2024
		Accumulated	Net Carrying
	Cost	Amortization	Value
	$	$	$
Patents	1,354,274	1,040,527	313,747

During the years ended December 31, 2025 and December 31, 2024, the Company recognized $24,012 and $0, respectively, in amortization expense.

The Company amortizes the long-lived assets on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2026	$21,432
2027	$21,432
2028	$21,432
2029	$21,432
2030	$19,142
Greater than 5 years	$211,834
Total Intangible Assets	$316,704

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360 as of December 31, 2025. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2025.

Note 6 - Related Party Transactions

See Note 7 – Common Stock – 2025 Equity Capital Raises and – 2024 Equity Capital Raises for common stock issued to related parties and Note 8 – Stock-Based Compensation for stock options, warrants and RSUs issued to related parties. The Company has agreements with related parties for the purchase of products and consultancy services, the related amounts of which are accrued under accrued liabilities and management and directors’ fees payable (see consolidated balance sheets).

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 7 - Common Stock

As of December 31, 2025, the Company was authorized to issue 325,000,000 shares of common stock par value $0.001 per share, of which  125,779,769 and  96,097,485 shares were issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.

Stock Option Exercises

During the year ended December 31, 2025 and December 31, 2024 no shares of common stock were issued pursuant to the exercise of stock options. See Note 8 – Stock-Based Compensation – Stock Options, Warrants and RSUs for additional information regarding stock option activity, including grants, forfeitures, cancellations, and outstanding options.

Stock Options Forfeited or Expired

During the year ended December 31, 2025, and December 31, 2024 certain stock options were forfeited or expired. See Note 8 – Stock-Based Compensation – Stock Options, Warrants and RSUs for additional information regarding stock option forfeitures and cancellations during the periods.

Exercise of Pre-Funded Warrants

On May 1, 2025, a holder of Pre-Funded Warrants (as defined under –August 2024 Registered Direct Offering below) partially exercised such warrants and purchased 1,958,273 shares of the Company’s common stock, at an exercise price of $0.001 per share, resulting in gross proceeds to the Company of $1,958. The shares issued upon exercise of the Pre-Funded Warrants were registered pursuant to a Registration Statement on Form S-1 (File No. 333-286401) declared effective by the SEC on April 15, 2025 (the “2025 Form S-1”).

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

RSU Settlements

During the years ended December 31, 2025  and December 31, 2024, RSUs granted under the Company’s equity incentive plans vested and settled in shares of common stock. See Note 8 – Stock-Based Compensation – Stock Options, Warrants and RSUs for additional information regarding RSU grants, vesting and settlements during the periods.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

2025 Equity Capital Raises

March 2025 Registered Direct Offering

On March 24, 2025, the Company entered into a securities purchase agreement with the several purchasers party thereto, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259783) declared effective by the SEC on November 8, 2021 (the “2021 Form S-3”), an aggregate of (i) 2,363,636 shares of the Company’s common stock to certain of its directors and executive officers, and certain of its existing stockholders (collectively, the “Insiders”) at an offering price of $0.55 per share (the “Insider Shares”), and (ii) 1,739,087 shares of common stock (the “March 2025 Warrant Investor Shares” and, together with the Insider Shares, the “March 2025 Shares”), together with common stock purchase warrants to purchase up to 1,739,087 shares of common stock (the “March 2025 Warrants”), at a combined offering price of $0.55 per March 2025 Warrant Investor Share and accompanying March 2025 Warrant, to certain other existing stockholders of the Company and new investors. Each March 2025 Warrant has an exercise price per share of $0.66, and is exercisable on or after March 26, 2025 through and until March 26, 2030. The Insiders did not receive any March 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the March 2025 Shares and the March 2025 Warrants were $2.3 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds exclude any proceeds that may be received upon the exercise of the March 2025 Warrants. The shares of common stock underlying the March 2025 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the March 2025 Warrants were subsequently registered pursuant to the 2025 Form S-1 and were withdrawn from the 2021 Form S-3.

August 2025 Registered Direct Offering

On August 4, 2025, the Company entered into a securities purchase agreement with the several purchasers party thereto, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the Company’s registration statement on Form S-3 (Reg. No. 333-283088) filed with the SEC on November 8, 2024, as amended on April 11, 2025, and declared effective by the SEC on April 18, 2025 (the “2025 Form S-3”), an aggregate of (i) 156,250 shares of the Company’s common stock to certain of its directors and executive officers (collectively, the “Insider Purchasers”) at an offering price of $0.64 per share (the “August 2025 Insider Shares”), and (ii) 1,734,375 shares of common stock (the “August 2025 Warrant Investor Shares” and, together with the August 2025 Insider Shares, the “August 2025 Shares”), together with common stock purchase warrants to purchase up to 1,734,375 shares of common stock (the “August 2025 Warrants”), at a combined offering price of $0.64 per August 2025 Warrant Investor Share and accompanying August 2025 Warrant, to certain other existing stockholders of the Company. Each August 2025 Warrant has an exercise price per share of $0.768, and is exercisable on or after August 4, 2025 through and until August 4, 2030. The Insider Purchasers did not receive any August 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the August 2025 Shares and the August 2025 Warrants were $1.21 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds exclude any proceeds that may be received upon the exercise of the August 2025 Warrants.

September 2025 Private Placement

On September 18, 2025, the Company entered into a securities purchase agreement with an existing stockholder, pursuant to which the Company issued and sold to such purchaser 483,870 shares of its common stock (the “September 2025 Shares”), together with warrants to purchase an additional 483,870 shares of common stock at an exercise price of $0.682 per share (the “September 2025 Warrants”), in a private placement at a combined offering price of $0.62 per September 2025 Share and accompanying September 2025 Warrant. The September 2025 Warrants were exercisable immediately upon issuance and expire on September 18, 2030. The private placement did not involve any underwriters, underwriting discounts or commissions, or any public offering or registration with the SEC, and the securities are restricted from further transfer as evidenced by the legend thereon. The net proceeds received by the Company for the issuance and sale of the September 2025 Shares and the September 2025 Warrants were $0.3 million, before deducting offering expenses of $0.02 million paid by the Company. The net proceeds exclude any proceeds that may be received upon the exercise of the September 2025 Warrants.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

October 2025 Underwritten Offering

Initial Closing

On October 10, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (the “Underwriter”), pursuant to which the Company issued and sold to the underwriter in an underwritten public offering pursuant to the 2025 Form S-3, at the initial closing, 11,550,000 shares (the “Closing Shares”) of the Company’s common stock, together with accompanying common stock purchase warrants to purchase up to an aggregate of 11,550,000 shares of Common Stock (the “Closing Warrants”) at a combined offering price to the public of $0.52 per share of common stock and accompanying common stock warrant to purchase one share of common stock, including $0.01 per common stock warrant, less an underwriting commission of 7.0%. Pursuant to the terms of the Underwriting Agreement, the Company also granted the Underwriter a 30-day option (the “Over-Allotment Option”) to purchase up to an additional 1,732,500 shares of common stock (the ”Option Shares” and, together with the Closing Shares, the “Shares”) as well as accompanying common stock purchase warrants to purchase up to an aggregate of 1,732,500 shares of common stock (the “Option Warrants” and collectively with the Closing Warrants, the “Warrants”) at the combined offering price to the public. The offering of the Shares and the Warrants is referred to as the “Offering”.

The Warrants have an exercise price of $0.60 per share, subject to adjustment as provided therein, are exercisable immediately and remain exercisable for a period of five years from the initial closing of the Offering (or the closing of the Over-Allotment Option, as applicable). The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares underlying the Warrants to the holder. The Company is prohibited from effecting an exercise of any Warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise. The Company also entered into a warrant agent agreement with the Company’s transfer agent, VStock Transfer LLC which acts as warrant agent for the Company, with respect to the Warrants.

Certain directors and officers agreed to purchase an aggregate of 254,229 shares and accompanying warrants in the Offering on the same terms offered to the public.

Net proceeds to the Company from the initial closing of the Offering were approximately $5.4 million after deducting estimated Offering expenses payable by the Company (and assuming no exercise of any Warrants).

Pursuant to the Underwriting Agreement, in connection with the initial closing of the Offering on October 14, 2025, the Company reimbursed the Underwriter for $100,000 of its expenses, including fees and expenses of counsel to the Underwriter, and issued the Underwriter (and certain of its designees) warrants to purchase up to an aggregate of 808,500 shares of its common stock (the “Closing Underwriter Warrants”), equal to 7.0% of the number of Closing Shares sold in the Offering, at an exercise price of $0.63 per share. The Closing Underwriter Warrants are in substantially the same form as the Warrants and are exercisable at any time during the period commencing April 12, 2026 and expire five years after the date of the Underwriting Agreement.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

Overallotment Closing

On November 7, 2025, the Company and the Underwriter entered into an amendment to the Underwriting Agreement (the “Amendment”) to modify the terms of the Over-Allotment Option to permit the Underwriter, in its sole discretion, to exercise the Over-Allotment Option with respect to solely Option Shares, solely Option Warrants, or any combination thereof, rather than only as a combined exercise for both Option Shares and Option Warrants together. Concurrently with the execution of the Amendment, the Underwriter exercised its Over-Allotment Option to purchase 1,194,000 Option Shares and 1,732,500 Option Warrants at the same price to public as in the initial closing of the Offering, allocated as $0.51 per share and $0.01 per warrant, less an underwriting discount of 7.0%, for net proceeds to the Company of $582,426 after deducting expenses payable (and assuming no exercise of any warrants).

In connection with the Underwriter’s exercise of the Over-Allotment Option and pursuant to the Underwriting Agreement, the Company also issued to the Underwriter (and certain of its designees) warrants to purchase up to an aggregate 83,580 shares of common stock, or 7.0% of the number of 1,194,000 Option Shares sold in the Over-Allotment Option (the “Over-Allotment Underwriter Warrants”), on the same terms as the Closing Underwriter Warrants.

2024 Equity Capital Raises

August 2024 Registered Direct Offering

On August 8, 2024, the Company entered into a securities purchase agreement with a purchaser pursuant to which the Company issued and sold to such purchaser, in a registered direct offering under the 2021 Form S-3 (the “2024 Equity Capital Raise”), an aggregate of 9,170,000 shares of the Company’s common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,557,273 shares of the Company’s common stock (the “Pre-Funded Warrant Shares”), Series A common stock warrants (the “Series A Warrants”) to purchase up to 12,727,273 shares of the Company’s common stock (the “Series A Warrant Shares”), and Series B common stock warrants (the “Series B Warrants”, and together with the Series A Warrants, the “Common Warrants” and, together with the shares of common stock offered in the 2024 Equity Capital Raise and the Pre-Funded Warrants, the “Securities”) to purchase up to 12,727,273 shares of the Company’s common stock (the “Series B Warrant Shares,” together with the Pre-Funded Warrant Shares and the Series A Warrant Shares, the “August 2024 Warrant Shares”). The exercise prices of the Pre-Funded Warrants and the Common Warrants is $0.001 per share and $0.57 per share, respectively. H.C. Wainwright & Co. acted as the exclusive placement agent for the Company in the offering. The combined offering price for a share of common stock and accompanying Common Warrants was $0.55 and the combined offering price for a Pre-Funded Warrant and accompanying Common Warrants was $0.549.

The net proceeds received by the Company for the issuance and sale of the securities were $6.4 million, before deducting offering expenses of $0.1 million paid by the Company. In addition, the Company issued warrants to the placement agent to purchase an aggregate of 381,818 shares of Company common stock on substantially the same terms as the Series B Warrants at an exercise price of $0.6875 per share. The net proceeds above assumes the exercise of the Pre-Funded Warrants but excludes any proceeds that may be received upon the exercise of the Common Warrants or the placement agent warrants. The August 2024 Warrant Shares were initially registered pursuant to the 2021 Form S-3. The August 2024 Warrant Shares were subsequently registered pursuant to the 2025 Form S-1, and were withdrawn from the 2021 Form S-3.

See Note 8 – Stock-Based Compensation – Warrants Granted – 2024 Capital Raises – August 2024 Registered Direct Offering for additional information regarding the terms of the warrants issued in the August 2024 offering.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 7 - Common Stock (continued)

December 2024 Registered Direct Offering

On December 5, 2024, the Company entered into a securities purchase agreement with several purchasers, including certain of its directors and executive officers (the “Insider Investors”), pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the 2021 Form S-3, an aggregate of (i) 445,648 shares to the Insider Investors at an offering price of $0.5722 per share and (ii) a further 2,857,389 shares of the Company’s common stock (the “December 2024 Warrant Investor Shares” and, together with the Insider Shares, the “December 2024 Shares”), together with 2,857,389 common stock purchase warrants to purchase up to 2,857,389 shares of the Company’s common stock (the “Form A Warrants”) and 2,857,389 common stock purchase warrants to purchase up to 1,428,693 shares of the Company’s common stock (the “Form B Warrants” and, together with the Form A Warrants, the “December 2024 Warrants”), at a combined offering price of $0.5722 per December 2024 Warrant Investor Share and accompanying December 2024 Warrants, to certain existing stockholders of the Company and new investors. The December 2024 Shares, Form A Warrants, and Form B Warrants were separately issued. Each Form A Warrant has an exercise price per share of $0.5722 and each Form B Warrant has an exercise price per share of $0.71525. Each December 2024 Warrant is exercisable on or after December 9, 2024 through and until December 9, 2029. The net proceeds received by the Company for the issuance and sale of the December 2024 Shares and the December 2024 Warrants were $1.9 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above excludes any proceeds that may be received upon the exercise of the December 2024 Warrants. The shares of common stock underlying the December 2024 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the December 2024 Warrants were subsequently registered pursuant to the 2025 Form S-1, and were withdrawn from the 2021 Form S-3.

Common Stock Issued Pursuant to License Agreement

On March 12, 2024, the Company issued 129,132 shares of restricted common stock to EpiCypher, Inc. at a price of $0.97 per share as partial consideration for license rights in connection with a License Agreement between EpiCypher and Belgian Volition.

“At the Market” Offerings

2025 ATM Sales Agreement

On April 22, 2025, the Company entered into a Capital On DemandTM Sales Agreement (the “2025 ATM Sales Agreement”) with JonesTrading Institutional Services, LLC (“JonesTrading”) to sell shares of the Company’s common stock, with an aggregate offering price of up to $7.5 million, from time to time through an “at the market” offering pursuant to the 2025 Form S-3, through JonesTrading acting as the Company’s agent. On August 14, 2025, the Company entered into Amendment No. 1 to the 2025 ATM Sales Agreement to increase the maximum offering price of shares of common stock that may be offered, issued, and sold under the 2025 ATM Sales Agreement from $7.5 million to $30.0 million. Although the Company is not obligated to sell any shares under the 2025 ATM Sales Agreement, from April 22, 2025 through December 31, 2025, the Company raised aggregate proceeds (net of broker commissions and fees) of approximately $1,690,334 through the sale of 4,364,087 shares of its common stock pursuant to the 2025 ATM Sales Agreement. See Note 11 – Subsequent Events for additional details regarding sales under the 2025 ATM Sales Agreement subsequent to December 31, 2025.

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

During the years ended December 31, 2025 and December 31, 2024, the Company raised aggregate net proceeds (net of broker commissions and fees) of approximately $262,484 and $683,289, respectively under the 2022 EDA through the sale of 448,706 and 866,600 shares, respectively, of its common stock. As of December 31, 2025, the Company has raised aggregate net proceeds (net of broker commissions and fees) of approximately $2.4 million under the 2022 EDA through the sale of 1,945,838 shares of its common stock. Effective April 20, 2025, the Company terminated the 2022 EDA and no further sales of the Company’s common stock will be made under the 2022 EDA.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation

a)  Warrants

The following table summarizes the changes in warrants outstanding of the Company during the year ended December 31, 2025 and December 31, 2024:

	Warrants #	Weighted Average Exercise Price $
Outstanding at December 31, 2023	862,500	3.0500
Granted-Pre Funded Warrants	3,557,273	0.0010
Granted-Form A Warrants	2,857,389	0.5722
Granted-Form B Warrants	1,428,693	0.7153
Expired	-	-
Outstanding at December 31, 2024	8,705,855	0.6080
Granted-Warrants	31,152,746	0.6449
Exercised	(3,557,273)	0.0010
Outstanding at December 31, 2025	36,301,328	0.6992

Exercisable at December 31, 2025	35,409,248	0.7010

Warrants Granted

2025 Capital Raises

March 2025 Registered Direct Offering

In March 2025, the Company issued common stock purchase warrants in connection with a registered direct offering. See Note 7 – Common Stock – 2025 Equity Capital Raises – March 2025 Registered Direct Offering for a description of the offering and the warrants issued in connection therewith.

May 2025 Private Placement

On May 15, 2025, the Company entered into a securities purchase agreement (the “SPA”) with Lind Global Asset Management XII LLC (“Lind”), pursuant to which the Company issued Lind (i) a Senior Secured Convertible Promissory Note in the principal amount $7.5 million (the “Lind Note”), and (ii) a Common Stock Purchase Warrant for the purchase of up to 13,020,834 shares of common stock at an exercise price of $0.672 per share, subject to standard adjustments as defined in the warrant agreement, and exercisable for 5 years (the “Lind Warrants” and, together with the issuance of the Lind Note, such offering, the “Lind Offering”). The Company received net cash proceeds of approximately $5.8 million in the Lind Offering, excluding any proceeds that may be received upon exercise of the Lind Warrants. The Lind Note may be converted by Lind from time to time at a price of $0.72 per share, subject to adjustment (the “Conversion Price”). The dollar amount of any conversions by Lind will be applied toward upcoming Lind Note payments in reverse chronological order. The Lind Note may be prepaid in whole upon written notice on any business day following August 13, 2025; but in the event of a prepayment notice, Lind may convert up to one-third of the principal amount due at the lesser of the Repayment Share Price or the Conversion Price. The “Repayment Share Price” is defined in the Lind Note as 90% of the average of the five lowest daily VWAPs (as defined in the Lind Note) during the 20 trading days prior to the payment date. The shares of common stock issuable upon conversion of the note and exercise of the warrant were registered pursuant to a resale Registration Statement on Form S-3 (File No. 333-288508), which was declared effective by the SEC on July 14, 2025. See Note 10, Commitments and Contingencies, for further details on the Lind Offering.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (Continued)

a)  Warrants (continued)

August 2025 Registered Direct Offering

In August 2025, the Company issued common stock purchase warrants in connection with a registered direct offering. See Note 7 – Common Stock – 2025 Equity Capital Raises – August 2025 Registered Direct Offering for a description of the offering and the warrants issued in connection therewith.

September 2025 Private Placement

In September 2025, the Company issued common stock purchase warrants in connection with a private placement transaction. See Note 7 – Common Stock – 2025 Equity Capital Raises – September 2025 Private Placement for a description of the offering and the warrants issued in connection therewith.

October 2025 Underwritten Offering

In October and November 2025, the Company issued common stock purchase warrants in connection with an underwritten public offering. See Note 7 – Common Stock – 2025 Equity Capital Raises – October 2025 Underwritten Offering for a description of the offering and the warrants issued in connection therewith.

2024 Capital Raises

August 2024 Registered Direct Offering

In August 2024, in connection with a registered direct offering pursuant to the 2021 Form S-3, the Company issued Pre-Funded Warrants to purchase up to an aggregate of 3,557,273 shares of our common stock at an exercise price of $0.001 per share. See Note 7 – Common Stock – 2024 Equity Capital Raises – August 2024 Registered Direct Offering for further details regarding the issuance of the Pre-Funded Warrants.

In addition, in connection with the offering, the Company issued Series A Warrants to purchase up to an aggregate of 12,727,273 shares of our common stock at an exercise price of $0.57 per share, and Series B Warrants to purchase up to an aggregate of 12,727,273 shares of our common stock at an exercise price of $0.57 per share. The Company also issued warrants to designees of the placement agent to purchase an aggregate of 381,818 shares of Company common stock on substantially the same terms as the Series B Warrants at an exercise price of $0.6875 per share.

The Series A Warrants are exercisable on or after February 12, 2025 (the “Initial Exercise Date”) and will be exercisable until the earlier of (a) the two-year anniversary of the Initial Exercise Date and (b) the date that is 60 days following the Company’s public announcement on a Current Report on Form 8-K of the occurrence of the Company entering into one or more agreements relating to the development and commercialization of a product, technology, or process in the human space, provided at least one such agreement covers a territory that includes all or a part of the European Union, the United States, the United Kingdom, Japan, or China, and which, during the term of all such agreements and pursuant to the terms thereof, collectively such agreements include aggregate (i) potential milestone payments to the Company of at least $10.0 million, or (ii) potential milestone payments to the Company of at least $5.0 million and potential total payments of at least $20.0 million.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (Continued)

2024 Capital Raises (continued)

August 2024 Registered Direct Offering (continued)

The Series B Warrants are exercisable on or after the Initial Exercise Date, and will be exercisable until the earlier of (a) the five (5) year anniversary of the Initial Exercise Date and (b) the date that is six months following the Company’s public announcement on a Current Report on Form 8-K of the occurrence of the Company or a third party receiving the first FDA approval of a product, technology, or process in the human space utilizing the Company’s intellectual property, provided, however, that the FDA’s approval of a protocol for a clinical trial of a product, technology, or process in the human space, or the FDA’s acceptance of data from invitro trials or in vivo animal trials, shall not constitute “FDA approval” for purposes of this definition of this milestone.

The following table summarizes the changes in Series A and Series B Warrants of Company outstanding during the year ended December 31, 2025 and December 31, 2024:

	Warrants #	Weighted Average Exercise Price $
Outstanding at December 31, 2023	-	-
Granted	25,836,364	0.570
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2024	25,836,364	-
Granted	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2025	25,836,364	0.570

Exercisable at December 31, 2025	25,836,364	0.570

December 2024 Registered Direct Offering

In December 2024, in connection with a registered direct offering pursuant to the 2021 Form S-3, the Company issued Form A Warrants to purchase up to an aggregate of 2,857,389 shares of our common stock and Form B Warrants to purchase up to an aggregate of 1,428,693 shares of our common stock. See Note 7 – Common Stock – 2024 Equity Capital Raises – December 2024 Registered Direct Offering for further details.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

a)  Warrants (continued)

Outstanding Warrants

Below is a table summarizing the warrants issued and outstanding as of December 31, 2025. The warrants outstanding have a weighted average price of $ 0.646 per share and an aggregate weighted average remaining contractual life of  3.70 years. The warrants exercisable have a weighted average price of  $ 0.646 per share.

Outstanding #	Exercisable #	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
25,454,546	25,454,546	0.570	2.61	14,509,091
2,857,389	2,857,389	0.572	3.94	1,634,998
13,282,500	13,282,500	0.600	4.78	7,969,500
892,080	-	0.630	4.78	562,010
1,739,087	1,739,087	0.660	4.24	1,147,797
13,020,834	13,020,834	0.672	4.47	8,750,000
483,870	483,870	0.682	4.72	329,999
381,818	381,818	0.688	3.61	262,500
1,428,693	1,428,693	0.715	3.94	1,021,873
1,734,375	1,734,375	0.768	4.59	1,332,000
448,500	448,500	2.000	2.45	897,000
54,000	54,000	3.050	2.76	164,700
50,000	50,000	3.450	0.16	172,500
125,000	125,000	3.950	1.00	493,750
185,000	185,000	4.900	1.09	906,500
62,137,692	61,245,612			40,154,218

Stock-based compensation expense related to warrants of $0 and $5,238 was recorded for the years ended December 31, 2025, and December 31, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is approximately $nil and is expected to be recognized over a period of nil years. As of December 31, 2025, the total intrinsic value of warrants was $nil.

Warrant Expiration

During the years ended December 31, 2025 and December 31, 2024, no warrants expired unexercised.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

b)  Options

The Company currently has options outstanding under its 2015 Plan. The Company also has the 2024 Plan (as defined below), however, as of December 31, 2025 no options had been awarded under this Plan.

The 2015 Plan was adopted by the Board of Directors on August 18, 2015 and approved by stockholders on October 30, 2015. The 2015 Plan has subsequently been amended from time to time to increase the number of shares available for issuance under the plan, most recently increasing the aggregate number of shares authorized for issuance to 9,700,000 shares following stockholder approval on June 28, 2023.

The 2015 Plan permits the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units and performance awards. The primary purpose of the 2015 Plan is to enhance the Company’s ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends, and to provide additional incentives to such persons to devote their utmost effort and skill to the advancement and betterment of the Company, by providing them an opportunity to participate in the ownership of the Company that is tied to the Company’s performance, thereby giving them an interest in the success and increased value of the Company.  The 2015 Plan is administered by the Compensation Committee comprised solely of members of the Board of Directors or by the Board of Directors as a whole.

On January 29, 2025, the Company amended the terms of certain outstanding options granted pursuant to the 2015 Plan, such that the expiration date for outstanding options to purchase 545,000 shares of the Company’s common stock, granted on February 11, 2019, was extended from six years from the date of grant to ten years from the date of grant, or an expiration date of February 11, 2029.  As a result of these amendments $103,573 was recorded as an additional options expense.

At the Annual Meeting on July 2, 2024, the stockholders approved and adopted the Company’s 2024 Stock Incentive Plan (the “2024 Plan “) which authorizes up to 7,500,000 shares of common stock for issuance pursuant to awards granted under the 2024 Plan. The 2024 Plan had previously been approved by the Board of Directors of the Company on April 24, 2024. As of December 31, 2025, no  options had been awarded under such Plan, however, RSUs for 4,547,678 shares had been awarded under the 2024 Plan.  See Note 8- Stock Compensation – Restricted Stock Units.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

b)  Options (continued)

The following table summarizes the changes in options outstanding of the Company during the years ended December 31, 2025 and December 31, 2024.

	Options #	Weighted Average Exercise Price $
Outstanding at December 31, 2023	4,699,569	3.87
Forfeited	(61,821)	3.40
Outstanding at December 31, 2024	4,637,748	3.86
Forfeited	(1,011,568)	3.93
Outstanding at December 31, 2025	3,626,180	3.86

Exercisable at December 31, 2025	3,626,180	3.86

Options Granted

During the years ended December 31, 2025 and December 31, 2024, no options were granted.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

b)  Options (continued)

Options Forfeited

During the year ended December 31, 2025, the following table summarizes the options were forfeited, all of which were issued pursuant to the 2015 Plan.

Options (#)	Grant Date	Options Forfeited (#)	Grant Price ($)	Forfeiture Date
40,000	Feb 11, 2019	40,000	3.25	Feb 11, 2025
26,200	Aug 3, 2021	26,200	3.40	Mar 20, 2025
35,000	Apr 15, 2016	35,000	4.00	May 28, 2025
50,000	Mar 30, 2017	50,000	5.00	May 28, 2025
50,000	Jan 23, 2018	50,000	4.00	May 28, 2025
36,291	Aug 3, 2021	36,291	3.40	May 28, 2025
15,000	Apr 13, 2020	15,000	3.40	Jun 15, 2025
36,722	Aug 3, 2021	36,722	3.40	Jun 15, 2025
292,000	Jul 23, 2015	292,000	4.00	Jul 23, 2025
125,000	Apr 15, 2016	125,000	4.00	Dec 13, 2025
70,000	Mar 30, 2017	70,000	5.00	Dec 13, 2025
75,000	Jan 23, 2018	75,000	4.00	Dec 13, 2025
50,000	Feb 11, 2019	50,000	3.25	Dec 13, 2025
70,000	Apr 13, 2020	70,000	3.60	Dec 13, 2025
40,355	Aug 3, 2021	40,355	3.40	Dec 13, 2025
1,011,568		1,011,568

During the year ended December 31, 2024, the following table summarizes the options were forfeited, all of which were issued pursuant to the 2015 Plan.

Options (#)	Grant Date	Options Forfeited (#)	Grant Price ($)	Forfeiture Date
25,000	Sep 7, 2021	25,000	3.40	Nov 4, 2024
36,821	Mar 8, 2021	36,821	3.40	Apr 16, 2024
61,821		61,821

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-based Compensation (continued)

b)  Options (continued)

Below is a table summarizing the options issued and outstanding as of December 31, 2025, all of which were issued pursuant the 2015 Planand which have a weighted average exercise price of $ 3.86 per share and an aggregate weighted average remaining contractual life of  2.96 years.  As of December 31, 2025, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which no shares of common stock remained available for future issuance thereunder.

Outstanding #	Exercisable #	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised $
495,000	495,000	3.25	3.12	1,608,750
780,180	780,180	3.40	5.59	2,652,612
655,000	655,000	3.60	4.36	2,358,000
1,030,837	1,030,837	4.00	1.18	4,123,348
89,163	89,163	4.38	2.06	390,534
50,000	50,000	4.80	1.00	240,000
526,000	526,000	5.00	1.23	2,630,000

3,626,180	3,626,180			14,003,244

Stock-based compensation expense related to stock options of $0 and $0 was recorded for the year ended December 31, 2025 and December 31, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is approximately $nil and is expected to be recognized over a period of nil years. As of December 31, 2025, the total intrinsic value of stock options was $nil.

As of December 31, 2025, an aggregate of nil shares of common stock remainedavailable for future issuance under the 2015 Plan.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c)  Restricted Stock Units (RSUs)

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2025, all of which were issued pursuant to the 2015 Plan.

	RSUs #	Weighted Average Exercise Price $
Outstanding at December 31, 2023	3,634,952	1.01
Granted	1,457,910	0.68
Vested	(924,536)	1.41
Forfeited	(776,010)	0.83
Outstanding at December 31, 2024	3,392,316	0.80
Granted	705,258	0.67
Vested	(2,226,215)	0.80
Forfeited	(575,994)	0.87
Outstanding at December 31, 2025	1,295,365	0.68

RSUs Granted

Below is a table summarizing the RSUs granted during the year ended December 31, 2025, all of which were issued pursuant to the 2015 Plan. These RSUs vest equally over periods stated on the dates noted, subject to continued service, and will result in the compensation expense stated.

RSUs Granted (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
16,912	Jan 15, 2025	12 Months	Jan 16, 2026	N/A	N/A	10,656
50,000	Jan 15, 2025	36 Months	Jan 15, 2026	Jan 15, 2027	Jan 15, 2028	31,505
125,000	Feb 26, 2025	67 Days	May 13, 2025	N/A	N/A	73,000
12,500	Mar 7, 2025	12 Months	Mar 7, 2026	N/A	N/A	7,563
137,452	Jun 1, 2025	2 Months	Aug 1, 2025	N/A	N/A	69,138
50,000	Jun 23, 2025	0 Days	Jul 13, 2025	N/A	N/A	43,005
50,000	Jun 23, 2025	1 Months	Jul 23, 2025	N/A	N/A	43,005
50,000	Jun 23, 2025	2 Months	Aug 13, 2025	N/A	N/A	43,005
101,700	Aug 15, 2025	78 Days	Nov 1, 2025	N/A	N/A	70,672
101,694	Aug 15, 2026	171 Days	Feb 1, 2026	N/A	N/A	70,668
5,000	Aug 15, 2027	47 Days	Sep 30, 2025	N/A	N/A	3,475
5,000	Aug 15, 2028	139 Days	Dec 31, 2025	N/A	N/A	3,475
705,258						469,167

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

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

RSUs #	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
14,000	Feb 22, 2024	36 Months	Feb 22, 2025	Feb 21, 2026	Feb 21, 2027	13,589
115,000	May 23, 2024	36 Months	May 23, 2025	May 23, 2026	May 23, 2027	85,389
297,340	Jun 1, 2024	11 Months	May 1, 2025	N/A	N/A	209,832
38,198	Jul 1, 2024	11 Months	Jun 1, 2025	N/A	N/A	23,645
21,583	Jul 8, 2024	6 Months	Jan 1, 2025	N/A	N/A	13,209
343,192	Sep 1, 2024	9 Months	Jun 1, 2025	N/A	N/A	247,098
15,000	Sep 30, 2024	36 Months	Sep 30, 2025	Sep 30, 2026	Sep 30, 2027	9,015
33,503	Oct 1, 2024	9 Months	Jul 1, 2025	N/A	N/A	21,308
400,000	Nov 6, 2024	36 Months	Nov 6, 2025	Nov 6, 2026	Nov 6, 2027	240,799
180,094	Dec 1, 2024	6 Months	Jun 1, 2025	N/A	N/A	125,146
1,457,910						989,030

RSUs Vested

Below is a table summarizing the RSUs vested during the year ended December 31, 2025, all of which were issued pursuant to the 2015 Plan.

RSUs Vested (#)	Shares Issued (#)	Shares Withheld for Taxes (#)
21,583	21,583	-
4,667	2,750	1,917
33,503	21,643	11,860
38,198	24,676	13,522
41,642	26,901	14,741
31,667	28,867	2,800
297,340	248,908	48,432
125,000	125,000	-
37,334	35,654	1,680
343,192	286,908	56,284
8,667	5,381	3,286
50,000	50,000	-
138,452	112,933	25,519
4,667	3,161	1,506
50,000	50,000	-
137,452	104,801	32,651
50,000	50,000	-
2,000	2,000	-
282,825	222,334	60,491
5,000	5,000	-
282,659	216,966	65,693
333	333	-
5,000	5,000	-
101,700	81,867	19,833
133,334	133,334	-
2,226,215	1,866,000	360,215

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c)  Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs vested during the year ended December 31, 2024, all of which were issued pursuant to the 2015 Plan.

RSUs #	Vesting Date	Shares Issued #	Shares Withheld for Taxes #
21,582	Feb 8, 2024	21,582	-
9,000	Mar 1, 2024	6,057	2,943
44,217	Mar 27, 2024	40,530	3,687
51,000	Apr 4, 2024	32,337	18,663
50,000	May 1, 2024	34,496	15,504
11,500	Jun 1, 2024	6,670	4,830
14,962	Jun 15, 2024	11,684	3,278
4,667	Jul 13, 2024	3,165	1,502
29,000	Aug 15, 2024	21,291	7,709
2,000	Sep 11, 2024	2,000	-
2,500	Sep 21, 2024	2,500	-
332,775	Sep 28, 2024	265,300	67,475
337,666	Oct 04, 2024	272,242	65,424
333	Nov 29, 2024	333	-
13,334	Dec 11, 2024	10,208	3,126
924,536		730,395	194,141

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c)  Restricted Stock Units (RSUs) (continued)

RSUs Cancelled

Below is a table summarizing the RSUs cancelled during the year ended December 31, 2025, all of which were originally issued pursuant to the 2015 Plan.

RSUs #	Forfeiture Date	Vesting Date	RSUs Forfeited #
3,600	Jan 3, 2025	Sep 28, 2025	3,600
2,666	Jan 3, 2025	Oct 4, 2025	2,666
3,600	Jan 3, 2025	Sep 28, 2026	3,600
1,800	Feb 5, 2025	Sep 28, 2025	1,800
1,800	Feb 5, 2025	Sep 28, 2026	1,800
8,100	Feb 28, 2025	Sep 28, 2025	8,100
12,000	Feb 28, 2025	Oct 4, 2025	12,000
8,100	Feb 28, 2025	Sep 28, 2026	8,100
34,000	Mar 15, 2025	Apr 4, 2025	34,000
5,175	Mar 15, 2025	Sep 28, 2025	5,175
6,000	Mar 15, 2025	Oct 4, 2025	6,000
5,175	Mar 15, 2025	Sep 28, 2026	5,175
1,000	Apr 1, 2025	May 23, 2025	1,000
1,000	Apr 1, 2025	May 23, 2026	1,000
1,000	Apr 1, 2025	May 23, 2027	1,000
7,875	Sep 13, 2025	Sep 28, 2025	7,875
7,875	Sep 13, 2025	Sep 28, 2026	7,875
9,000	Sep 13, 2025	Oct 4, 2025	9,000
4,228	Sep 13, 2025	Jan 15, 2026	4,228
2,000	Sep 30, 2025	Sep 11, 2026	2,000
450,000	Oct 4, 2025	N/A	450,000
575,994			575,994

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c)  Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs cancelled during the year ended December 31, 2024, all of which were originally issued pursuant to the 2015 Plan.

RSUs #	Forfeiture Date	RSUs Forfeited #
24,000	Jan 16, 2024	24,000
12,000	Jan 16, 2024	12,000
2,000	Feb 9, 2024	2,000
1,775	Mar 25, 2024	1,775
2,098	Mar 25, 2024	2,098
5,333	May 17, 2024	5,333
2,000	May 17, 2024	2,000
10,000	May 17, 2024	10,000
28,000	May 31, 2024	28,000
6,666	Jul 12, 2024	6,666
13,000	Jul 12, 2024	13,000
5,666	Aug 4, 2024	5,666
10,000	Aug 4, 2024	10,000
25,000	Aug 4, 2024	25,000
5,667	Aug 4, 2024	5,667
486,525	Aug 15, 2024	486,525
16,000	Aug 30, 2024	16,000
12,150	Aug 30, 2024	12,150
9,333	Aug 30, 2024	9,333
25,200	Nov 22, 2024	25,200
13,666	Nov 22, 2024	13,666
2,333	Dec 11, 2024	2,333
4,950	Dec 11, 2024	4,950
3,150	Dec 20, 2024	3,150
1,666	Dec 20, 2024	1,666
13,500	Dec 20, 2024	13,500
7,666	Dec 20, 2024	7,666
26,666	Dec 20, 2024	26,666
776,010		776,010

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c)  Restricted Stock Units (RSUs) (continued)

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2025 all of which were issued under the 2015 Plan, and of which the last to vest have a remaining contractual life of 1.85 years.

Outstanding #	Weighted Average Grant date Fair Value $	Weighted Average Remaining Contractual Life (Years)
10,000	0.601	1.25
266,666	0.602	1.35
12,500	0.605	0.18
62,684	0.630	0.54
450,000	0.675	1.30
106,694	0.695	0.07
282,825	0.700	0.74
74,666	0.743	0.89
9,333	0.971	0.65
4,666	1.320	0.53
8,665	1.580	0.45
6,666	1.720	0.24
1,295,365

Stock-based compensation expense related to RSUs of $1,636,137 and $1,263,304 was recorded in the years ended December 31, 2025, and December 31, 2024, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $266,901.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c)  Restricted Stock Units (RSUs) (continued)

2024 Plan

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2025, all of which were issued pursuant to the 2024 Plan.

	RSUs #	Weighted Average Exercise Price $
Outstanding at December 31, 2023	-	-
Granted	500,000	0.271
Granted	500,000	0.144
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2024	1,000,000	0.207
Granted	3,547,678	0.582
Vested	(225,000)	0.509
Forfeited	(2,011,800)	0.570
Outstanding at December 31, 2025	2,310,878	0.615

RSUs Granted

Below is a table summarizing the RSUs granted during the year ended December 31, 2025, all of which were issued pursuant to the 2024 Plan. These RSUs vest, subject to continued service and will result in the compensation expense stated in the table with the following details specified in note (i) described in detail below.

Note	RSUs #	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
	2,868,000	Mar 17, 2025	12 Months	Mar 17, 2026	Mar 17, 2027	Mar 17, 2028	1,635,047
	154,678	Mar 1, 2025	12 Months	Mar 1, 2026	N/A	N/A	95,900
	25,000	Feb 26, 2025	77 Days	May 13, 2025	N/A	N/A	14,626
	200,000	May 5, 2025	9 Days	May 13, 2025	N/A	N/A	100,020
(i)	300,000	Jul 24, 2025	Up to 42 Months	Variable	Variable	Variable	219,090
	3,547,678						2,064,683

(i)

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

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation(continued)

c)  Restricted Stock Units (RSUs) (continued)

RSUs Granted

Below is a table summarizing the RSUs granted during the year ended December 31, 2024, all of which were issued pursuant to the 2024 Plan. These RSUs vest, subject to continued service and will result in the compensation expense stated in the table with the following details specified in notes (i) and (ii) described in detail below.

Note	RSUs #	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense $
(i)	500,000	Nov 6, 2024	Up to 42 Months	Variable	Variable	Variable	135,280
(ii)	500,000	Nov 6, 2024	Up to 42 Months	Variable	Variable	Variable	72,124
	1,000,000						207,404

(i)

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

RSUs Vested

Below is a table summarizing the RSUs vested during the year ended December 31, 2025, all of which were issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	225,000	225,000	-
	225,000	225,000	-

During the year ended December 31, 2024, no RSUs issued pursuant to the 2024 Plan vested.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation (continued)

c)  Restricted Stock Units (RSUs) (continued)

RSUs Cancelled

Below is a table summarizing the RSUs cancelled during the year ended December 31, 2025, all of which were originally issued pursuant to the 2024 Plan.

RSUs #	Forfeiture Date	Vesting Date	RSUs Forfeited #

95,600	Jun 30, 2025	Mar 17, 2026	95,600
95,600	Jun 30, 2025	Mar 17, 2027	95,600
95,600	Jun 30, 2025	Mar 17, 2028	95,600
4,200	Sep 30, 2025	Mar 17, 2026	4,200
4,200	Sep 30, 2025	Mar 17, 2027	4,200
4,200	Sep 30, 2025	Mar 17, 2028	4,200
570,800	Dec 31, 2025	Mar 17, 2026	570,800
570,800	Dec 31, 2025	Mar 17, 2027	570,800
570,800	Dec 31, 2025	Mar 17, 2028	570,800

2,011,800			2,011,800

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 8 - Stock-Based Compensation(continued)

c)  Restricted Stock Units (RSUs) (continued)

RSUs Cancelled

2024

During the year ended December 31, 2024, no RSUs were forfeited.

Below is a table summarizing the RSUs issued and outstanding as of December 31, 2025 all of which were issued under the 2024 Plan, and of which the last to vest have a remaining contractual life of  2.21 years.

Outstanding #	Weighted Average Grant date Fair Value $	Weighted Average Remaining Contractual Life (Years)
856,200	0.5701	1.21
1,000,000	0.6182	1.81
154,678	0.6200	0.16
300,000	0.7300	3.07
2,310,878

Total remaining unrecognized compensation cost related to non-vested RSUs is $493,743.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 9 - Income Taxes

For the year ended December 31, 2025, all of the Company’s income tax expense relates to current foreign taxes. The Company did not record any income tax expense for the year ended December 31, 2024.

Income tax expense (benefit) from continuing operations	December 31, 2025	December 31, 2024
	$	$
Current tax expense (benefit)
US federal	-	-
US State and local	-	-
Foreign	19	-
Total Current tax expense (benefit)	19	-
Deferred tax expense (benefit)
US federal	-	-
US State and local	-	-
Foreign	-	-
Total deferred tax expense (benefit)	-	-

The Company has estimated net operating losses for the years ended December 31, 2025 and December 31, 2024, of $46.2 million and $37.5 million, respectively, available to offset taxable income in future years.

The significant components of deferred income taxes and assets as of December 31, 2025 and 2024, are as follows:

Net Deferred Tax Liability	December 31, 2025	December 31, 2024
	$	$
Excess of tax over book depreciation and amortization	(64,173)	(68,649)
ROU Asset	(23,759)	(112,615)
Lease Liability	26,970	119,084
Accrued expenses	5,990	7,842
Capitalized research expenses	2,823,107	3,285,031
Stock-based compensation	282,292	313,788
Net Operating Losses carry-forward	46,192,876	37,535,523
Research and development tax credits	557,809	824,069
Gross deferred tax assets	49,801,112	41,904,073
Valuation allowance	(49,801,112)	(41,904,073)
Net deferred tax asset	-	-

Change in Valuation Allowance	(7,897,039)	(4,788,721)

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 9 - Income Taxes (continued)

Summary Rate Reconciliation	December 31, 2025		December 31, 2024
	$	%	$	%
US federal statutory income tax rate	(4,955)	21.0	(5,715)	21.0
Domestic federal
Non taxable and non deductible items
- Non deductible interest expense	411	(1.7)	-	-
- Other	128	(0.5)	129	(0.5)
Non taxable partnership loss	244	(1.0)	486	(1.8)
Changes in Valuation Allowance	1764	(7.5)	2,397	(8.8)
Domestic state and local income taxes, net of federal benefit	-	-	-	-
Foreign tax effects
Belgium
-Statutory income tax rate differential	(333)	1.4	(390)	1.4
-Tax credits	362	(1.5)	181	(0.7)
- Changes in valuation allowance	1,689	(7.2)	2,130	(7.8)
- Other	23	(0.1)	130	(0.5)
United Kingdom
- Changes in valuation allowance	861	(3.7)	806	(3.0)
- Other	(279)	1.2	(228)	1.0
Other foreign jurisdictions	103	(0.4)	74	(0.3)
Total	18.0	-	-	-

During the years ended December 31, 2025 and 2024, state and local income taxes in Arizona and Virginia comprise the majority of the domestic state and local income taxes, net of federal effect category.

During the years ended December 31, 2025 and 2024, the Company paid no income taxes to federal, state, or foreign jurisdictions.

Disclosure Amounts	December 31, 2025
Net Operating Losses - United States	60,771,072
Net Operating Losses - Foreign	138,188,888
Credit Carryforward - United States	-
Credit Carryforward - Foreign	557,809
Increase in Valuation Allowance	7,897,039

The Company adopted ASU 2023-09 on a retrospective basis during the year ended December 31, 2025. Adoption did not impact the Company’s accounting policies related to disclosure; there was no effect on income tax expense, deferred tax balances, or cash flows. Comparative prior-year disclosures have been recast to conform to the ASU.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. federal tax law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The effects of the legislation were reflected in the period of enactment. The legislation did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 - Commitments and Contingencies

a)  Finance Lease Obligations

In 2016, the Company entered into a real estate capital lease with ING Asset Finance Belgium S.A. (“ING”) to purchase a property located in Belgium for €1.12 million, maturing May 2031, with implicit interest of 2.62%. As of December 31, 2025, the balance payable was $372,236.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of December 31, 2025:

2026	$63,116
2027	$63,116
2028	$63,114
2029	$63,114
2030	$63,116
Greater than 5 years	$86,768
Total	$402,344
Less: Amount representing interest	$(30,108)
Present value of minimum lease payments	$372,236

b)  Operating Lease Right-of-Use Liabilities

Operating leases as of December 31, 2025, and December 31, 2024, consisted of the following:

	December 31, 2025	December 31, 2024
	$	$
Operating right-of-use assets	495,749	599,816

Operating lease liabilities, current portion	250,336	221,755
Operating lease liabilities, long term	276,558	410,686
Total operating lease liabilities	526,894	632,441

Weighted average remaining lease (months)	39	48
Weighted average discount rate	4.28%	3.70%

During the year ended December 31, 2025, cash paid for amounts included for the measurement of lease liabilities was $240,959 and the Company recorded operating lease expense of $217,554.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

b)  Operating Lease Right-of-Use Liabilities (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of December 31, 2025.

For the Year Ending December 31, 2025	Amount
$
2026	266,267
2027	184,598
2028	88,205
2029	14,050
Total	553,120
Less: imputed interest	(26,226)
Total Operating Lease Liabilities	526,894

As of December 31, 2025, operating lease right-of-use assets and liabilities arising from operating leases were $495,749 and $526,894, respectively.

The Company’s office space leases are short term, and the Company has elected under the short-term lease recognition exemption under ASC 842 not to recognize them on the balance sheet. During the year ended December 31, 2025, $111,492 was recognized as short-term lease costs associated with the office space leases in United Kingdom and Nevada. The annual payments remaining for such short-term office leases as of December 31, 2025, were as follows:

For the Year Ending December 31, 2025	Amount
$
2026	7,892
Total Operating Lease Liabilities	7,892

c)  Grants Repayable

In 2010, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €1,048,020. Per the terms of the agreement, €314,406 of the grant is to be repaid by installments over the period from June 30, 2014 to June 30, 2023. The Company has recorded the balance of €733,614 to other income in previous years as there is no obligation to repay this amount. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 6% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €314,406 and the 6% royalty on revenue, is twice the amount of funding received. As of December 31, 2025, the grant balance repayable was $29,336.

In 2018, the Company entered into an agreement with the Walloon Region government in Belgium for a colorectal cancer research grant for €605,000.  Per the terms of the agreement, €181,500 of the grant is to be repaid by instalments over 12 years commencing in 2020. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 3.53% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €181,500 and the 3.53% royalty on revenue, is equal to the amount of funding received. As of December 31, 2025, the grant balance repayable was $95,359.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

c)  Grants Repayable (continued)

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €495,000.  Per the terms of the agreement, €148,500 of the grant is to be repaid by installments over 10 years commencing in 2023. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 2.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €148,500 and the 2.89% royalty on revenue, is equal to the amount of funding received. As of December 31, 2025, the grant balance repayable was $93,375.

In 2020, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €929,433.  Per the terms of the agreement, €278,830 of the grant is to be repaid by instalments over 15 years commencing in 2022. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 4.34% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €278,830 and the 4.34% royalty on revenue, is equal to the amount of funding received. As of December 31, 2025, the grant balance repayable was $260,600.

In 2024, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €1,007,657.  Per the terms of the agreement, €302,297 of the grant is to be repaid by instalments over 10 years commencing in 2028. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 0.89% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €302,297 and the 0.89% royalty on revenue, is equal to the amount of funding received. As of December 31, 2025, the grant balance repayable was $58,749.

In 2024, the Company entered into an agreement with the Walloon Region government in Belgium for a research grant for €428,547.  Per the terms of the agreement, €128,564 of the grant is to be repaid by instalments over 10 years commencing in 2027. In the event that the Company receives revenue from products or services as defined in the agreement, it is due to pay a 0.93% royalty on such revenue to the Walloon Region. The maximum amount payable to the Walloon Region, in respect of the aggregate of the amount repayable of €128,564 and the 0.93% royalty on revenue, is equal to the amount of funding received. As of December 31, 2025, the grant balance repayable was $53,327.

As of December 31, 2025, the balance repayable was $590,745 and the annual payments remaining were as follows:

For the Year Ending December 31, 2025	Amount
$
2026	117,093
2027	106,575
2028	115,691
2029	58,533
2030	58,603
Greater than 5 years	134,250
Total Grants Repayable	590,745

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

d)  Long-Term Debt

In 2016, the Company entered into a 15-year loan agreement with ING for €270,000 with a fixed interest rate of 2.62%, maturing December 2031. As of December 31, 2025, the principal balance payable was $149,006.

In 2020, the Company entered into a 10-year loan agreement with Namur Invest for a maximum of €830,000 with fixed interest rate of 4.00%, maturing March 2031. As of December 31, 2025, the amount that has been drawn down under this agreement was €476,805, representing a principal balance payable of $559,500.

In 2021, the Company entered into a 3.5 year loan agreement with SOFINEX for a maximum of €450,000 with fixed interest rate of 5.00%. The loan matured in June 2025 and was repaid in full. As of December 31, 2025, the amount that has been drawn down under this agreement was €450,000, representing a principal balance payable of $0.

In 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €1,000,000 with fixed interest rate of 6.00%, maturing July 2026. As of December 31, 2025, the amount that has been drawn down under this agreement was €1,000,000, representing a principal balance payable of $213,030.

In 2022, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €500,000 with fixed interest rate of 5.45%, maturing December 2027. As of December 31, 2025, the amount that has been drawn down under this agreement was €500,000, representing a principal balance payable of $309,294.

In 2023, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €400,000 with fixed interest rate of 7.00%, maturing June 2027. As of December 31, 2025, €400,000 had been drawn down under this agreement and the principal balance payable was $282,155.

In 2023, the Company entered into a 5-year loan agreement with Wallonie Entreprendre S.A. for a maximum of €2.5 million with fixed interest rate of 7.68%, maturing December 2028. As of December 31, 2025, €2,500,000 had been drawn down under this agreement and the principal balance payable was $2,933,586.

In 2024, the Company entered into a 4-year loan agreement with Namur Invest for a maximum of €577,975 with fixed interest rate of 7.00%, maturing September 2028. As of December 31, 2025, €577,975 had been drawn down under this agreement and the principal balance payable was $678,216.

In February 2025, the Company entered into a 2-year short term credit facility agreement with ING Lease Belgium SA for a maximum of €1,000,000 with a variable interest rate of Euribor 3 months plus 2.75%, maturing February 28 2028. As of December 31, 2025, €1,000,000 had been drawn down under this agreement and the principal balance payable was $1,173,436.

In December 2025, the Company entered into a 1.75 year loan agreement with Namur Invest for a maximum of €350,000 with fixed interest rate of 7.00%, maturing September 2027. As of December 31, 2025, €350,000 had been drawn down under this agreement and the principal balance payable was $410,702.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

d)  Long-Term Debt

As of December 31, 2025, the total balance for long-term debt payable was $6,708,925 and the payments remaining were as follows:

For the Year Ending December 31, 2025	Amount
$
2026	1,602,982
2027	2,558,298
2028	3,492,656
2029	144,315
2030	144,315
Greater than 5 years	55,568
Total	7,998,134
Less: amount representing interest	(1,289,209)
Total Long-Term Debt	6,708,925

e)  Convertible Note Payable

On May 15, 2025, the Company entered into the SPA with Lind, pursuant to which the Company issued the Lind Note in the principal amount of 7,500,000 and the Lind Warrant for the purchase of up to 13,020,834 shares of common stock.

The Lind Note, which does not accrue interest, is repayable in 18 consecutive monthly installments in the amount of $416,666 beginning six months from the issuance date. Lind may elect with respect to no more than two (2) monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company. The monthly payments due under the Lind Note may be made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares. The Lind Note sets forth certain conditions that must be satisfied before we may make any monthly payments in shares of common stock.

The Lind Note may be converted by Lind from time to time at the Conversion Price. The dollar amount of any conversions by Lind will be applied toward upcoming Lind Note payments in reverse chronological order. The Lind Note may be prepaid in whole upon written notice on any business day following August 13, 2025; but in the event of a prepayment notice, Lind may convert up to one-third of the principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

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

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

e)  Convertible Note Payable (continued)

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

The initial fair value of the derivative liabilities was determined using a Monte Carlo simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions as in the table below. Subsequent changes in fair value are recognized in the statement of operations for each reporting period. The issuance costs for the convertible Lind Note, along with the allocated fair values of both the Lind Warrants and the bifurcated embedded derivative liability, were collectively treated as a debt discount. The debt discount is amortized to interest expense over the term of the Note using the effective interest method.

		(At Issuance)
	December 31, 2025	May 15, 2025

Risk-free interest rate	3.42%	3.89%
Expected volatility	88.35%	99.99%
Simulate term (years)	1.29	1.92
Discount rate	42.28%	42.95%
Estimated fair value of shares	$0.26	$0.45
Expected dividend yield	0.00%	0.00%
Total fair value	$913,742	$1,042,471

Plus, various probability assumptions related to down round price adjustments.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

e)  Convertible Note Payable (continued)

Estimated future minimum principal payments of the convertible note payable for the next five years consists of the following as of December 31, 2025.

For the year Ending December 31, 2025	Amount
$
2026	5,000,000
2027	1,666,666
Total Payments	6,666,666

Debt Carrying Value	5,000,000
Debt discount	(2,581,725)
Current portion of convertible note payable, net	2,418,275

Debt Carrying Value	1,666,666
Debt discount	(228,266)
Convertible note payable, net of current portion	1,438,400

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

f)  Collaborative Agreement Obligations

As of December 31, 2025, the total amount to be paid, for future research and collaboration commitments was approximately $1,248,176 and the annual payments remaining were as follows:

	Total Amount Remaining	2026
	$	$
National University of Taiwan	510,000	510,000
MD Anderson Cancer Center	245,319	245,319
Guys and St Thomas’ NHS Foundation Trust	130,957	130,957
Xenetic Biosciences	81,447	81,447
National University of Taiwan	160,900	160,900
Gustave Roussy	119,553	119,553
Total Collaborative Obligations	1,248,176	1,248,176

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a 3-year period for a cost to the Company of up to $2.55 million payable over such period. As of December 31, 2025, $510,000 is still to be paid by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps (“NETs”) in cancer patients with sepsis for a cost to the Company of $449,406. As of December 31, 2025, $245,319 is still to be paid by the Company under this agreement and as of December 31, 2025, $0 is due by the Company under this agreement.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

f)  Collaborative Agreement Obligations

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of £162,338. As of December 31, 2025, $130,957 is still to be paid by the Company under this agreement and as of December 31, 2025, $21,827 is due by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of December 31, 2025, $81,447 is still to be paid by the Company under this agreement and as of December 31, 2025, $26,142 is due by the Company under this agreement.

In October 2024, the Company entered into an agreement with the National Taiwan University to undertake a clinical research study entitled Validation of Nu.Q biomarker panel in differentiating between high and low risk of cancer in nodules identified by Lung cancer LDCT screening for a cost to the Company of $402,250. As of December 31, 2025, $160,900 is still to be paid by the Company under this agreement. As of December 31, 2025, $0 is due by the Company under this agreement.

The Company entered into an agreement with Gustave Roussy a leading cancer centre in Europe that treats patients with all types of cancer to perform and be responsible for the co-ordination of a Non-Interventional Phase IV clinical trial to undertake a Prospective analysis of circulating nucleosomes in patients receiving a first line treatment for a non-Hodgkin lymphoma for a cost to the Company of $119,540. As of December 31, 2025, $119,553 is still to be paid by the Company under this agreement. As of December 31, 2025, $32,246 is due by the Company under this agreement.

g)  Other Commitments

Volition Vet

On October 25, 2019, the Company entered into an agreement with Texas A&M University (“TAMU”) for provision of in-kind services of personnel, animal samples and laboratory equipment in exchange for a non-controlling interest of 7.5% in Volition Vet with an additional 5%, vesting on October 25, 2020, giving TAMU in the aggregate, a 12.5% equity interest in Volition Vet. As of December 31, 2025, TAMU continued to hold a 12.5% equity interest in Volition Vet.

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

As of December 31, 2025, $229 is payable under the 6% royalty agreement on sales to date towards the Company’s aggregate minimum royalty obligation of  $129,078.

h)  Legal Proceedings

There are no legal proceedings which the Company believes will have a material adverse effect on its financial position.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

i)  Commitments in Respect of Corporate Goals and Performance-Based Awards

As of December 31, 2025, the Company has recognized total compensation expense of $1,511,596 of which $527,939 is in relation to RSUs from grants in 2022 that vested in 2023, $516,040 is in relation to RSUs from such grants that vested in 2024, and $467,617 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $0 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Amortized	Amortized
Award	Year	2025	2024	2023	2022	Un-Amortized
$		$	$	$	$	$
527,939	2023	-	-	393,852	134,087	-
516,040	2024	-	190,833	260,119	65,088	-
467,617	2025	71,829	171,518	177,584	46,686	-
1,511,596		71,829	362,351	831,555	245,861	-

As of December 31, 2025, the Company had recognized total compensation expense of $619,864. The Company has unrecognized compensation expense of $48,908 in relation to the RSUs from grants in 2023, of which, $0 in relation to RSUs that will vest in 2025, and $48,908 in relation to RSUs that will vest in 2026 subject to the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Amortized	Amortized	Un-Amortized
Award	Vesting	2025	2024	2023	2025
$	Year	$		$	$
242,902	2024	-	148,132	94,770	-
218,081	2025	66,990	103,578	47,513	-
207,789	2026	58,062	69,116	31,703	48,908
668,772		125,052	320,826	173,986	48,908

Effective March 17, 2025, the Compensation Committee of the Board of Directors approved the granting of cash bonuses of up to two months’ gross salary to the salaried employees of the Company and its affiliates, payable upon the achievement by the Company or its affiliates of various corporate goals focused around licensing, revenue, cost reduction and non-dilutive funding.  Pursuant to the terms of the grants, the Company accrued cash bonuses for eligible award recipients who were employed throughout the period noted below. This amount has currently not been paid although there was partial achievement of the corporate goals. The bonus recipient should commence employment prior to October 1, 2025 and continued employment until at least December 31, 2025, at the sole discretion of both the Chief Executive Officer and the Chief Financial Officer.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 10 – Commitments and Contingencies (continued)

i)  Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

Effective March 17, 2025, the Compensation Committee of the Board of Directors approved the granting of RSUs of 2,868,000 shares of common stock under the 2024 Plan, payable upon the achievement of various corporate goals focused on licensing, revenue, cost reduction and non-dilutive funding, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries in exchange for services provided to the Company.

Pursuant to the terms of the grants, conditional upon the achievement by the Company or its affiliates/subsidiaries of the corporate goals as set forth in the minutes of the Compensation Committee, as determined in the sole discretion of the Compensation Committee, these RSU will vest at a rate of approximately one-third vesting on each of March 17, 2026, March 17, 2027, and March 17, 2028 subject to continued service of the award recipient to the Company through the applicable vesting dates. On June 30, 2025 286,800 unvested RSUs expired due to the Company’s failure to achieve the Company’s corporate goals. On December 31, 2025 1,712,400 unvested RSUs expired due to the Company’s failure to fully achieve the Company’s corporate goals. The Compensation Committee  approved the partial, vesting of 30% of the RSUs granted on March 17, 2025, which amounted to 856,200 shares. This is subject to continued employment in the Company.

Pursuant to the terms of the grants, conditional upon the achievement by December 31, 2023 and June 30, 2024 of specified corporate goals as set forth in the minutes of the Compensation Committee, as well as continued service by the award recipients to the Company, the Company may, at the sole discretion of the Chief Executive Officer and the Chief Financial Officer pay a cash bonus to such award recipients. As of December 31, 2025, the Company has accrued compensation expense of $788,501 in relation to cash bonuses payable on the achievement of specified corporate goals for the years 2025 and 2024 based on the expected outcomes related to the prescribed performance targets. To the extent this is payable, this cash bonus compensation payment has currently been deferred indefinitely.

As of December 31, 2025, the Company had recognized total compensation expense of $236,481. The Company has unrecognized compensation expense of $251,638 in relation to the RSUs from grants in 2025, of which $33,786 is in relation to RSUs that will vest in 2026, $98,158 in relation to RSUs that will vest in 2027, and $119,694 in relation to RSUs that will vest in 2028 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Un-Amortized	Cancelled
Award	Vesting	2025	2025	2025
$	Year	$	$	$
545,026	2026	128,920	33,786	382,320
545,015	2027	64,548	98,158	382,309
545,006	2028	43,013	119,694	382,299
1,635,047		236,481	251,638	1,146,928

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Note 11 - Subsequent Events

Equity Distribution Agreement

During the period from January 1, 2026 through March 26, 2026, the Company sold 19,882,615 shares of common stock for aggregate proceeds (net of broker commissions and fees) of approximately $5,384,707 under the 2025 ATM Sales Agreement with JonesTrading.

RSUs

RSUs Vesting

2015 Plan

On January 9, 2026, 5,000 RSUs previously granted to a consultant of the Company vested and resulted in the issuance of 5,000 shares of common stock.

On January 15, 2026, 12,684 RSUs previously granted to three Scientific Advisory Board members of the Company vested and resulted in the issuance of 12,684 shares of common stock.

On January 15, 2026, 16,667 RSUs previously granted to a non-executive officer and director of the Company vested and resulted in the issuance of 16,667 shares of common stock.

On February 1, 2026, 101,694 RSUs previously granted to executive officers of the Company or its subsidiaries vested and resulted in the issuance of 90,841 shares of common stock with 10,853 shares of common stock withheld for taxes.

On February 22, 2026, 4,667 RSUs previously granted to an employee vested and resulted in the issuance of 2,746 shares of common stock. An aggregate of 1,921 shares of common stock were withheld for taxes.

On March 7, 2026, 12,500 RSUs previously granted to a consultant of the Company vested and resulted in the issuance of 12,500 shares of common stock.

2024 Plan

On March 1, 2026, 154,678 RSUs previously granted to executive officers of the Company or its subsidiaries vested and resulted in the issuance of 136,906 shares of common stock An aggregate of 17,772 shares of common stock were withheld for taxes.

On March 17, 2026, 285,400 RSUs previously granted to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries vested and resulted in the issuance of 240,949 shares of common stock with an aggregate of 44,451 shares of common stock were withheld for taxes.

RSUs Granted

Effective February 26, 2026, the Company granted RSUs of 2,141,000 shares of common stock under the 2024 Plan to executive officers of the Company or its subsidiaries in exchange for services provided to the Company. These RSUs vest over 1 year, subject to continued service by the executive officers, and will result in total compensation expense of $503,135.

VOLITIONRX LIMITED

Notes to Consolidated Financial Statements

For Years Ended December 31, 2025 and 2024

($ expressed in United States Dollars)

Warrants

Warrants Expiration

Effective March 1, 2026, a warrant to purchase 50,000 shares of common stock expired unexercised.

Unregistered Sales of Equity Securities

Pursuant to that certain securities purchase agreement dated May 15, 2025 (as amended and restated on January 7, 2026), the Company issued to Lind Global Asset Management XII LLC, a Delaware limited liability company (“Lind”), a senior secured convertible promissory note in the principal amount of $7,500,000.  In connection with its repayment obligations under such note, the Company issued to Lind (a) on January 16, 2026, 1,893,936 shares of common stock to satisfy a $416,666 payment obligation; (b) on January 28, 2026, 2,569,753 shares of common stock to satisfy a $583,334 payment obligation; (c) on February 16, 2026, 1,956,178 shares of common stock to satisfy a $416,666 payment obligation; (d) on March 16, 2026, 2,408,473 shares of common stock to satisfy a $416,666 payment obligation; and (e) on March 25, 2026, 3,472,226 shares of common stock to satisfy a $583,334 payment obligation. The offering and sale of the shares of common stock underlying the note were made in private placement transactions.

Debt Financing Transaction

On January 7, 2026, the Company and Lind entered into an amended and restated securities purchase agreement, pursuant to which the Company received $2,000,000 in funding from Lind in exchange for the issuance to Lind of a senior secured convertible promissory note in the principal amount of $2,400,000 (the “2026 Lind Note”) and a common stock purchase warrant for the purchase of up to 7,000,350 shares of the Company’s common stock at a price of $0.5714 per share, subject to adjustment, and exercisable for five years. On January 15, 2026, the Company issued Lind the 2026 Lind Note and accompanying common stock purchase warrant. The offering and sale of the 2026 Lind Note and the accompanying warrant were made in a private placement transaction.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2024, that our disclosure controls and procedures were not effective as of December 31, 2025, because of material weaknesses in our internal control over financial reporting, as described below.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to material weaknesses.

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

Changes in Internal Control Over Financial Reporting

Except for the ongoing remediation of the material weakness in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Pursuant to that certain securities purchase agreement dated May 15, 2025 (as amended and restated on January 7, 2026), the Company issued to Lind Global Asset Management XII LLC, a Delaware limited liability company (“Lind”), a senior secured convertible promissory note in the principal amount of $7,500,000.  In connection with its repayment obligations under such note, the Company issued to Lind on March 16, 2026, 2,408,473 shares of common stock to satisfy a $416,666 payment obligation and on March 25, 2026, 3,472,226 shares of common stock to satisfy a $583,334 payment obligation. The offering and sale of the shares of common stock underlying the note were made in reliance on the exemption afforded by Section 3(a)(9) or alternatively Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D under the Securities Act, and corresponding provisions of state securities or “blue sky” laws.  The issuance of the shares of common stock was to an existing securityholder, did not involve any paid commissions, did not involve a public offering and was made without general solicitation or general advertising.

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

The remaining information required under this item is incorporated by reference from our definitive proxy statement related to our 2026 Annual Meeting of Stockholders, or the Proxy Statement, to be filed pursuant to Regulation 14A, on or before April 30, 2026.

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

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.	Financial Statements. Included in Part II, Item 8 of this Report and are incorporated by reference herein.

2.	Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement for Sale and Purchase of Shares by and between Singapore Volition and ValiRX, dated September 22, 2010.	8-K/A	000-30402	2.1	5/8/12
2.2	Supplementary Agreement to the Share Purchase Agreement, by and between Singapore Volition and ValiRX, dated June 9, 2011.	8-K/A	000-30402	10.15	1/11/12
2.3	Share Exchange Agreement by and among Standard Capital Corporation, the controlling shareholders of Standard Capital Corporation, Singapore Volition and the shareholders of Singapore Volition, dated September 26, 2011.	8-K	000-30402	2.1	9/29/11
2.4	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders, dated September 27, 2011.	8-K/A	000-30402	10.28	4/5/12
3.1	Second Amended and Restated Certificate of Incorporation, as amended and currently in effect.	S-3	333-288508	3.1	7/3/25
3.2	Amended and Restated Bylaws, as currently in effect.	10-Q	001-36833	3.2	5/13/24
4.1	Description of Capital Stock.	S-3	333-288508	4.1	7/3/25
4.2#†	Common Stock Warrant issued by VolitionRx Limited to Gael Forterre, dated January 1, 2021.	10-K	001-36833	10.18	3/22/21
4.3	Form of Underwriter Warrant issued to Prime Executions, Inc. dba Freedom Capital Markets.	8-K	001-36833	4.1	6/5/23
4.4	Form of Series A Common Stock Warrant.	8-K	001-36833	4.2	8/12/24
4.5	Form of Series B Common Stock Warrant.	8-K	001-36833	4.3	8/12/24
4.6	Form of Form A Common Stock Purchase Warrant.	8-K	001-36833	4.1	12/9/24
4.7	Form of Form B Common Stock Purchase Warrant.	8-K	001-36833	4.2	12/9/24
4.8	Form of Common Stock Purchase Warrant dated March 26, 2025.	8-K	001-36833	4.1	3/26/25

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9	Form of Senior Secured Convertible Promissory Note, dated May 15, 2025 issued by the Company to Lind Global Asset Management XII LLC.	10-Q	001-36833	10.3	5/15/25
4.10	Form of Common Stock Purchase Warrant, dated May 15, 2025 issued by the Company to Lind Global Asset Management XII LLC.	10-Q	001-36833	10.4	5/15/25
4.11	Form of Common Stock Purchase Warrant dated August 5, 2025.	8-K	001-36833	4.1	8/4/25
4.12	Form of Common Stock Purchase Warrant dated October 14, 2025.	8-K	001-36833	4.1	10/14/25
4.13	Form of Underwriter Common Stock Purchase Warrant.	8-K	001-36833	4.2	10/14/25
4.14	Warrant Agent Agreement, dated October 14, 2025, by and between the Company and VStock Transfer, LLC.	8-K	001-36833	4.3	10/14/25
4.15	Form of Common Stock Purchase Warrant issued September 18, 2025.	10-Q	001-36833	4.3	11/13/25
4.16	Form of Senior Security Convertible Promissory Note, dated January 2026, issued by the Company to Lind Global Asset Management XII LLC.	8-K	001-36833	10.2	1/8/26
4.17	Form of Common Stock Purchase Warrant, dated January 2026, issued by the Company to Lind Global Asset Management XII LLC.	8-K	001-36833	4.1	1/8/26
10.1	Non-Exploitation and Third-Party Patent License Agreement by and among ValiBio SA, ValiRX plc and The Walloon Region, dated December 17, 2009.	8-K/A	000-30402	10.6	2/24/12
10.2#	VolitionRx Limited 2015 Stock Incentive Plan, as amended April 17, 2023.	8-K	001-36833	10.1	6/30/23
10.3#	Form of Notice of Stock Option Grant and Stock Option Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.2	10/14/16
10.4#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.6	10/14/16
10.5#	Form of Independent Director Agreement.	10-Q	001-36833	10.33	5/12/15
10.6	Real Estate Capital Lease Agreement, by and between Belgian Volition and ING Asset Finance Belgium S.A., dated October 4, 2016 (English translation of French original).	8-K	001-36833	10.1	10/31/16
10.7#	Employment Agreement, by and between Volition Diagnostics UK Limited and Jacob Micallef, dated March 7, 2017.	10-K	001-36833	10.28	3/10/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Unsecured Credit Agreement, by and among VolitionRx Limited, SPRL Belgian Volition and Wallonne de Financement a l’ Exportation et de l’Internationalisation des Enterprises Wallones (English translation of French original), dated September 20, 2017.	8-K	001-36833	10.1	9/21/17
10.9	Clinical Study Agreement, by and between Volition America, Inc. and the Regents of the University of Michigan, dated July 17, 2017.	10-Q	001-36833	10.1	11/09/17
10.10	Amendment #1 to Clinical Study Agreement, by and between Volition America, Inc. and the Regents of the University of Michigan, dated February 17, 2020.	10-K	001-36833	10.22	2/20/20
10.11†	Singapore Volition Pte. Limited Employment Agreement Group Chief Financial Officer, by and between Singapore Volition Pte. Limited and Terig Hughes, dated January 27, 2021 and effective February 1, 2021, including the form of Common Stock Warrant attached as Schedule 2.	10-K	001-36833	10.19	3/22/21
10.12#†	Volition America, Inc. Employment Agreement Group Chief Commercial Officer, by and between Volition America and Gael Forterre, dated February 1, 2021.	10-K	001-36833	10.20	3/22/21
10.13#	Volition Veterinary Diagnostics Development, LLC Employment Agreement Chief Executive Officer, by and between Volition Veterinary Diagnostics Development, LLC and Salvatore Thomas Butera, dated March 25, 2021.	10-Q	001-36833	10.6	5/11/21
10.14#	Volition America, Inc. Employment Agreement Chief Operating Officer, by and between Volition America, Inc. and Gaetan Michel, dated September 15, 2021.	10-Q	001-36833	10.1	11/10/21
10.15#†	Consulting Services Agreement, by and between Volition Global Services SRL and 3F Management SPRL (Gaetan Michel), dated September 15, 2021.	10-Q	001-36833	10.2	11/10/21
10.16#	Employment Agreement Group General Counsel, by and between Volition Diagnostics UK Limited and Nick Plummer, dated August 23, 2021.	10-Q	001-36833	10.3	11/10/21
10.17†	Master License and Product Supply Agreement, by and between Belgian Volition SRL and Heska Corporation, dated March 28, 2022.	10-Q	001-36833	10.1	5/11/22
10.18	Equity Distribution Agreement, by and between VolitionRx Limited and Jefferies LLC, dated May 20, 2022.	8-K	001-36833	1.1	5/20/22

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19#	Singapore Volition Pte. Limited Employment Agreement Group Chief Executive Officer, by and between Singapore Volition and Cameron Reynolds, dated March 13, 2023.	10-K	001-36833	10.27	3/15/23
10.20#	2024 Stock Incentive Plan.	8-K	001-36833	10.1	7/3/24
10.21#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(a)	7/24/24
10.22#	Form of Notice of Performance Shares Award and Performance Shares Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(b)	7/24/24
10.23#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(c)	7/24/24
10.24#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(d)	7/24/24
10.25#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(e)	7/24/24
10.26#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(f)	7/24/24
10.27	Form of Securities Purchase Agreement, dated August 8, 2024, by and between the Company and the purchaser party thereto.	8-K	001-36833	10.1	8/12/24
10.28#†	Permanent employment contract, by and among Belgian Volition SPRL and Gaetan Michel, effective September 2, 2024.	10-Q	001-36833	10.3	11/14/24
10.29#†	First amendment to Consulting Services Agreement, between Volition Global Services SRL and 3F Management SPRL, effective September 1, 2024.	10-Q	001-36833	10.4	11/14/24
10.30#†	Independent Director Agreement, dated November 6, 2024, by and between the Company and Timothy I. Still	10-K	001-36933	10.43	3/31/25
10.31	Securities Purchase Agreement, dated as of December 5, 2024, by and among the Company and the purchasers on the signature pages thereto.	8-K	001-36833	10.1	12/9/24
10.32†	Form of Securities Purchase Agreement, dated March 24, 2025, by and among the Company and the purchasers on the signature page thereto.	8-K	001-36833	10.1	3/26/25
10.33	Capital on DemandTM Sales Agreement, dated April 22, 2025, by and between the Company and Jones Trading Institutional Services, LLC.	8-K	001-36833	1.1	4/22/25

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34	Amendment No. 1 to Capital on DemandTM Sales Agreement dated April 22, 2025, by and between the Company and Jones Trading Institutional Services, LLC.	10-Q/A	001-36833	10.2	8/15/25
10.35	Securities Purchase Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC, as amended June 26,2025.	S-3	333-288508	4.3	7/3/25
10.36	Security Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.5	5/15/25
10.37	Guaranty, dated May 15, 2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.6	5/15/25
10.38	Pledge Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.7	5/15/25
10.39	Guarantor Security Agreement, dated May 15,2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.8	5/15/25
10.40	Pledge Agreement, dated May 15, 2025, by and between Singapore Volition Pte. Limited and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.11	5/15/25
10.41‡	Form of Securities Purchase Agreement, dated as of August 1, 2025, by and among the Company and the purchasers on the signature pages thereto.	8-K	001-36833	10.1	8/4/25
10.42	Underwriting Agreement, dated October 10, 2025, by and between the Company and Newbridge Securities Corporation.	8-K	001-36833	1.1	10/14/25
10.43	Amendment to the Underwriting Agreement, dated October 10, 2025, by and between the Company and Newbridge Securities Corporation.	8-K	001-36833	1.1	11/13/25
10.44	Amended and Restated Securities Purchase Agreement, dated January 7, 2026, by and between the Company and Lind Global Asset Management XII LLC.	8-K	001-36833	10.1	1/8/26
19.1	Insider Trading Policy.	10-K	001-36933	19.1	3/31/25
21.1	List of Subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney (included on the signature page of this Report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback and Forfeiture Policy	10-K	001-36833	97.1	3/25/24
10.1 INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement.
†

Portions of this exhibit are redacted pursuant to Item 601(a)(6) and/or Item (b)(10)(iv) under Regulation S-K. The registrant agrees to furnish supplementally any omitted schedules to the SEC upon request.

‡

Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a) (5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or disclosure document. The registrant agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

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

VOLITIONRX LIMITED

Dated: March 31, 2026	By:	/s/ Cameron Reynolds
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

Signature	Title	Date

/s/ Cameron Reynolds	President, Chief Executive Officer and Director	March 31, 2026
Cameron Reynolds	(Principal Executive Officer)

/s/ Terig Hughes	Chief Financial Officer and Treasurer	March 31, 2026
Terig Hughes	(Principal Financial and Accounting Officer)

/s/ Dr. Timothy I Still	Director	March 31, 2026
Timothy I. Still

/s/ Guy Innes	Director	March 31, 2026
Guy Innes

/s/ Dr. Alan Colman	Director	March 31, 2026
Dr. Alan Colman

/s/ Dr. Phillip Barnes	Director	March 31, 2026
Dr. Phillip Barnes

/s/ Dr. Ethel Rubin	Director	March 31, 2026
Dr. Ethel Rubin

/s/ Kim Nguyen	Director	March 31, 2026
Kim Nguyen

/s/ Mickie Henshall	Director	March 31, 2026
Mickie Henshall

