Form 10-K/A
period 2025-12-31
VOLITIONRX LTD
filed 2026-04-30
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $72,909,373 (based upon the $15.20 per share closing price (on a post-reverse split basis) for the registrant’s common stock as reported by the NYSE American on June 30, 2025) . This calculation does not reflect a determination that persons deemed to be affiliates for this purpose are affiliates for any other purpose.

As of April 28, 2026, there were 8,087,955 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of VolitionRx Limited, a Delaware corporation (“Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our”), for the fiscal year ended December 31, 2025 (the “Original Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosure regarding incorporation by reference on the cover page of the Original Report.

The Part III Information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original Report by reference from our definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include the Part III Information in the Original Report because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page and Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety. In addition, Item 15 of Part IV of the Original Report is hereby amended and restated herein to include, as Exhibits 31.3 and 31.4, contemporaneously dated certifications by our principal executive officer and our principal financial officer, respectively, pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (collectively, the “302 Certifications”). Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K or include financial statements or other financial information, (i) paragraphs 3, 4, and 5 of the 302 Certifications have been omitted, and (ii) no contemporaneously dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits hereto.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Report. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the Original Filing Date. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our filings made with the SEC subsequent to the Original Filing Date, including any amendments to those filings.

IMPORTANT INFORMATION REGARDING THE REVERSE STOCK SPLIT

In April 2026, following stockholder approval, we effected a one-for-twenty reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock. The Reverse Stock Split took effect on April 28, 2026, and our shares began trading on a post-split basis on April 28, 2026. Accordingly, all share and per share amounts for all periods presented in this Amendment No. 1 have been retroactively adjusted to reflect the Reverse Stock Split. In addition, all equity awards outstanding immediately prior to the Reverse Stock Split and presented in this Amendment No. 1 were proportionally adjusted.

Use of Terms

Except as otherwise indicated by the context, references in this Amendment No. 1 to “Company,” “VolitionRx,” “Volition,” “we,” “us,” and “our” are references to VolitionRx Limited and its wholly owned subsidiaries, Singapore Volition Pte. Limited, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Global Services SRL, as well as majority owned subsidiary Volition Veterinary Diagnostics Development LLC.  Additionally, unless otherwise specified, all references to “$” refer to the legal currency of the United States of America.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors

The following table sets forth the names and ages of the members of the Company’s board of directors as of December 31, 2025.

Name	Age	Position with the Company	Officer/Director Since
Cameron Reynolds	54	President	October 6, 2011
		Chief Executive Officer	October 6, 2011
		Director	October 6, 2011
Timothy Still(1)	60	Director	November 6, 2024
		Non-executive Chairman of the Board	November 6, 2024
Dr. Phillip Barnes(2)(3)	64	Director	October 9, 2019
Dr. Alan Colman(3)	77	Director	October 6, 2011
Mickie Henshall(1)(2)	54	Director	August 15, 2022
Guy Innes(1)(3)	69	Director	October 6, 2011
Kim Nguyen(1)(2)	48	Director	March 25, 2021
Dr. Ethel Rubin(2)(3)	57	Director	September 30, 2024

(1)       Member of the Nominations and Governance Committee

(2)       Member of the Compensation Committee

(3)       Member of the Audit Committee

Term of Office

Each Director serves until the next annual meeting of stockholders, and until each such director’s successor is duly elected and qualified, or until his or her earlier death, resignation or removal.

Background and Business Experience of Directors

The background and business experience during the past five years of the directors is as follows:

CAMERON REYNOLDS serves as our President and Chief Executive Officer and as a director. He has served as a director of Belgian Volition since October 27, 2010, as the director and Chief Executive Officer of Volition Diagnostics since November 13, 2015, as a director of Volition America since February 3, 2017 and as a manager of Volition Vet since August 7, 2019. Prior to completion of the transactions under the Share Exchange Agreement, Mr. Reynolds was the Chief Executive Officer of Singapore Volition, a position he held from August 5, 2010 to June 1, 2018, and a director of Singapore Volition from August 5, 2010 to September 1, 2021. He also served as the Managing Director of Belgian Volition between January 18, 2012 and July 24, 2015. Since February 2017, Mr. Reynolds has served as a non-executive director of Pathify Holdings, Inc. (formerly Ucroo Incorporated), a SaaS EdTech company, since December 2023 has served as a non-executive director of GlycanAge Ltd, which manufactures and provides wellness tests which measure biological age, and since March 31, 2026 has served as a director of IMC Ventures LLC, a company which helps brands create entertainment content. Further, from July 2018 and December 2021, he served as a non-executive director of Wellfully Limited (ASX: WFL) (formerly OBJ Limited), a developer of magnetic, micro-array drug and ingredient delivery technologies for use in pharmaceutical, cosmetic and skincare, and consumer healthcare industries. Between 2005 and 2011, Mr. Reynolds held a number of board directorships including Atlantic Mining PLC, Carbon Mining PLC, Magellan Copper and Gold PLC (Carbon Mining and Magellan Copper and Gold both became part of Solfotara Mining and Copper Development Corp.), KAL Energy Inc. (OTC: KALG), Iofina Natural Gas PLC (AIM: IOF), Canyon Copper Corp. (TSX-V: CNC, OTCBB: CNYC), and Hunter Bay Resources (TSX-V: HBY).  From 2004 until 2011, Mr. Reynolds founded and served as Managing Director and Director of Mining House Ltd., a company providing consultancy and office support services, where he was responsible for identifying potential mining projects, coordinating the preliminary evaluations and securing the financing with a view to listing the company on the AIM, the TSX and the U.S. OTC. From 1998 until 2001, Mr. Reynolds served as the commercialization director for Probio, Inc., a company that commercialized intellectual property in the animal biotechnology fields including transgenesis and cloning research from the University of Hawaii, where his duties and responsibilities included managing legal and contract issues with the University of Hawaii, implementing patenting strategy, managing stockholder issues including a merger and its legal and contractual documentation, overseeing office management, monitoring budgetary concerns, and team building and recruitment. Furthermore, Mr. Reynolds held a junior management position in 1996 at Integrated Coffee Technologies, a genetically modified coffee company where he was responsible for business plan creation, office management, recruitment, and business development. From 1994 to 1995, Mr. Reynolds worked for Southern China Group, a mineral exploration company, where, as regional manager, he established operations in Hong Kong and Yunnan.  Mr. Reynolds received a Bachelor of Commerce and an M.B.A. from the University of Western Australia. Our board of directors believes Mr. Reynolds brings the Company strong experience in management, structuring and strategic planning based on his over 30 years of entrepreneurial executive experience in the mining and biotechnology sectors and is qualified to serve as a director of the Company.

TIMOTHY STILL serves as a director and non-executive Chairman of the Board. Mr. Still has over 35 years’ experience in medical diagnostics, devices and digital health, and has extensive experience in designing and implementing highly focused commercial and business development strategies within both large and small companies. Over the course of his career, Mr. Still has been directly responsible for building the commercial viability of all his previous companies – many of which have been successfully acquired - and has a consistent track record of identifying new market opportunities, developing markets, raising capital, and developing global relationships with strategic business partners, industry suppliers, investment banks, and industry analysts. Mr. Still currently serves as Chairman and CEO of TSTILL Enterprises LLC, a company that provides strategic, investment, and advisory consulting services for start-up and rapidly growing medical technology companies, a position he has held since January 2019, and also currently serves (since September 2023) as an Operating Advisor with Revival Healthcare, Inc., where he is involved in evaluating investment opportunities in medical diagnostics and life science tools. From June 2021 to February 2023, Mr. Still was President and CEO of Sense Biodetection Limited, a molecular diagnostics company, which merged with Sherlock Biosciences, Inc. in February 2023 to create a leading point-of-care diagnostics company serving the consumer diagnostics market. Between 2008 and 2021, Mr. Still has been a CEO and/or board member at numerous medical technology companies: Myoscience, Inc., MDx Health SA (NASDAQ: MDXH), Gold Standard Diagnostics, Inc. (Executive Chairman), Global Kinetics Corporation, Xagenic, Inc. and Accumetrics, Inc. Earlier in his career, Mr. Still also held senior leadership roles at HemoSense (NASDAQ: HEM), Cholestech (NASDAQ: CTEC), and Boehringer Mannheim / Roche. Mr. Still currently serves as Executive Chairman of the board of directors for Monod Bio, Inc., a position he has held since October 2025, having previously served on the board of directors of Monod Bio since January 2023. Mr. Still also serves as Chairman of Vivid-Dx (formerly Ramanomics Limited) and as an Independent Director for Binx Health since June 2024 and February 2026, respectively. Mr. Still holds a B.S. degree in Biological Sciences (Highest Honors) from the University of California at Davis and received an M.B.A. in Marketing and Entrepreneurship (Dean’s Scholar) from the University of Southern California. Our board of directors believes that Mr. Still is qualified to serve as a member of the board of directors and as the non-executive Chairman of the board of directors as a result of his extensive business development, financing and leadership experience.

DR. PHILLIP BARNES serves as a director. Dr. Barnes is currently retired. Between 2009 and 2016, Dr. Barnes served on the boards of a number of United Kingdom National Health Service, or NHS,  hospitals both as Chief Medical Officer and Chief Executive Officer. Dr. Barnes was also involved in a number of national and regional advisory groups for the NHS and pharmaceutical industry. Prior to his career as a physician executive, Dr. Barnes was Consultant Neurologist at King’s College Hospital, London between 1995 and 2009, and Hon. Senior Lecturer in Neurology at King’s College London between 1999 and 2009. He served as Clinical Director for Neurology, a managerial and administrative role, between 1995 and 1998, and from 1998 until 2008 was Chief of Service of the King’s Neurosciences Centre, the United Kingdom’s largest Regional Neuroscience Centre. Dr. Barnes received a B.Sc. in Basic Medical Sciences, a Ph.D. in Anatomy and Neuroendocrinology from the University of London and a clinical medical degree (B.M. B.Ch.) from the University of Oxford. Our board of directors believes that Dr. Barnes is qualified to serve as a director of the Company based on his extensive experience both as a clinician and board member within the United Kingdom’s NHS and related academic institutions.

DR. ALAN COLMAN serves as a director. Prior to completion of the transactions under the Share Exchange Agreement, Dr. Colman served as a Director of Singapore Volition from April 1, 2011 to December 15, 2015. Dr. Colman currently serves as chairman of the Scientific Advisory Board of Belgian Volition, a position he has held since April 5, 2011. Until its acquisition by Vertex Pharmaceuticals, a biopharmaceuticals company, in October 2019, Dr. Colman served on the Scientific Advisory Board of Semma Therapeutics, Inc., a stem cell therapy company based in Cambridge, Massachusetts, a position he held since December 2014. From 2007 to 2013, Dr. Colman was a Deputy Director of the A*STAR Institute of Medical Biology in Singapore,  and also served as the Executive Director of the A*STAR Singapore Stem Cell Consortium, from 2007 to 2011. Concurrently, Dr. Colman was Professor of Regenerative Medicine at King’s College, London, United Kingdom, from 2008 to 2009. Prior to joining the A*STAR, Dr. Colman was Chief Scientific Officer and then Chief Executive Officer for ES Cell International, a Singaporean human embryonic stem cell company, from 2002 to 2007. Dr. Colman was the research director at PPL Therapeutics in Edinburgh, United Kingdom, or PPL, from the late 1980s until 2002, where he was responsible for leading PPL’s research program strategy, also playing a role in PPL’s financing rounds, culminating in its listing on the London Stock Exchange in 1996. PPL attracted considerable media attention because of its participation in the technique of somatic nuclear transfer that led to the world’s first sheep cloned from an adult cell, Dolly, in 1996. Prior to this, Dr. Colman had a successful university career in the Universities of Oxford, Warwick, and Birmingham, where he was Professor of Biochemistry, and London, as described above. Between 2014 and 2024,  Dr. Colman was an Associate of the Harvard University Department of Stem Cells and Regenerative Biology. Dr. Colman’s main current interest is the development of human disease models using induced pluripotent stem cells. Dr. Colman received a B.A., M.A. and Ph.D. from Oxford University. Dr. Colman has extensive experience in the molecular biology field where he has worked in the production of transgenic livestock, somatic nuclear transfer, and human disease models. Our board of directors believes that Dr. Colman is qualified to serve as a director of the Company and a member of the Scientific Advisory Board based on his extensive experience in biochemistry, stem cell research and pathology.

MICKIE HENSHALL serves as a director. Ms. Henshall served as the Chief Business Officer of Ambry Genetics Corporation, a wholly owned subsidiary of Tempus, from January 2025 to March 2026, where she oversaw  Commercial Operations, Product Management, Marketing and Market Access departments for the clinical genomics testing company. Prior to this, from October 2020 to January 2025, Ms. Henshall was the Chief Marketing Officer of REALM IDx, Inc. (formerly Konica Minolta Precision Medicine), and the former parent company of Ambry Genetics Corporation and Invicro, LLC, which was focused on pioneering developments in the field of integrated diagnostics by uniting genomics, imaging, radiology and pathology with advanced artificial intelligence to develop innovative healthcare solutions. In this role, Ms. Henshall was responsible for the corporate name change and rebranding, restructuring the marketing organization, supporting the company’s commercial expansion and implementing formal product development processes, ultimately leading to the successful exits of both the Ambry and Invicro businesses. Prior to joining REALM IDx, from April 2020 to October 2020, Ms. Henshall served as Chief Marketing Officer of Genomic Life, Inc., a health services company focused on expanding access to precision medicine.  She was responsible for corporate strategy and marketing of the company’s paid benefit program, Cancer Guardian, which provides genetic risk insights and comprehensive genomic profiling with support services for those diagnosed with cancer.  Prior to that, from 2017 to April 2020, Ms. Henshall was Vice President of Marketing at Agena Bioscience (now part of Mesa Laboratories, Inc. (NASDAQ:MLAB)), a molecular diagnostics company delivering instrument systems and assays for targeted analysis of genetic disease and variant profiling.  Ms. Henshall led Agena’s Corporate Marketing, Product Management, Scientific Affairs, Custom Assay Services, and the regional marketing teams in China, Australia, and Germany.  Between 2014 and 2017, Ms. Henshall served as Vice President of Marketing at Accriva Diagnostics, Inc., or Accriva, a hospital-focused, point-of-care cardiovascular diagnostics company, where she established a new marketing team, developed re-branding of Accriva’s point-of-care diagnostics products, generated a five-year portfolio roadmap and provided support in preparing Accriva for sale to Werfen Life.  From 2010 to 2014, Ms. Henshall was Vice President of Marketing at Biotix, Inc, a supplier of laboratory consumables, where she managed all aspects of global marketing initiatives, including corporate branding, channel marketing, public relations, and sales training.  From 2005 to 2010, Ms. Henshall had increasing levels of leadership roles at Illumina, Inc. (NASDAQ:ILMN), a global leader in genomic technologies, where she supported the company through many firsts, including developing its first diagnostic portfolio strategy, convening its first Diagnostic Advisory Board, onboarding its first diagnostics marketing team, and development and launch of its first FDA cleared system.  Ms. Henshall is a marketing executive with over 20 years’ experience in developing and implementing marketing and sales strategies for the IVD, clinical and life science markets.  Ms. Henshall holds a B.S. in Integrative Biology from the University of California, Berkeley. Our board of directors believes that Ms. Henshall is qualified to serve as a director of the Company based on her extensive marketing and commercial experience.

GUY INNES serves as a director. Prior to completion of the transactions under the Share Exchange Agreement, Mr. Innes served as a Director of Singapore Volition, a position he held from August 18, 2010 to December 15, 2015. Mr. Innes has served as a non-executive Director on the boards of a number of companies in various sectors and served in various charitable roles. Mr. Innes had a long career in banking and private equity, including advisory roles with Quartz Capital Partners Limited, or Quartz, a small London based investment bank specializing in new technology companies, from 1997 to 2000, where Mr. Innes served as Head of Corporate Finance; Baring Private Equity Partners Limited, where he was involved in the setting up, recruiting of managers and capital raising for an Asian media and communications private equity fund; and Baring Brothers & Co. Limited, a London based international investment bank, in London and Paris from 1984 to 1995, where he was involved in executing and advising on national and international mergers and acquisitions, as well as initial public offerings and capital raising. Mr. Innes is a chartered accountant and a member of the Institute of Chartered Accountants in England and Wales. Mr. Innes has extensive experience in financing and managing technology companies. Mr. Innes received a B.Sc. in Geography from Bristol University. Our board of directors believes Mr. Innes is qualified to serve as a director of the Company based on his extensive technical, financial and managerial background.

KIM NGUYEN serves as a director. Ms. Nguyen is currently a Director, Asia Pacific Human Resources, or APAC HR, for Uber Technologies, a position she has held since June 2024. Between November 2023 and May 2024, Ms. Nguyen served as Group Director, Asia Pacific Human Resources for the London Stock Exchange Group. Between January 2022 and November 2023, Ms. Nguyen served as Vice President of International HR of Binance, a blockchain company. From September 2017 and January 2022, Ms. Nguyen served as Head of HR for Google Asia Pacific Pte. Ltd. Prior to that, Ms. Nguyen worked with Google UK Limited from April 2007 to September 2017, where she held a number of positions working across the Technology and Sales divisions across Europe and Latin America. Ms. Nguyen’s HR career spans over 20 years in Technology, FinTech and Financial Services businesses. She has built and led large teams driving business transformation, corporate reorganization, workforce planning, crisis management, mergers and acquisitions, as well as driving HR strategy for new market expansion. She has worked across all international markets and has helped companies navigate culture and talent needs in a global setting, while meeting local labour law requirements. With experience in both multinational and start up environments she can competently operate in more established environments or build structures and programs from the ground up. Ms. Nguyen received a B.S. in Psychology Honors from the University of New South Wales, Sydney, Australia. Our board of directors believes that Ms. Nguyen is qualified to serve as a director of the Company based on her extensive experience within international labor law and practice, leadership and talent management development, organizational design and HR analytics.

DR. ETHEL RUBIN serves as a director. Dr. Rubin has over 20 years of experience leading healthcare innovation and commercialization for global corporates and early-stage ventures. She has contributed to over 25 commercial products in life sciences, biotech, medical devices and diagnostics, as well as playing instrumental roles in multiple M&A deals and strategic partnerships. Dr. Rubin currently serves as Head of Ventures for BioHealth Innovation, Inc., leading a strategy and finance team that prepares companies for capital raises and helps companies achieve valuation inflection points. From 2015 to 2018, she managed a $45M fund for the NIH Centers for Accelerated Innovation, investing in assets that subsequently raised or exited for over $1B. Since 2021, she has also served as President and CEO of Mirabile Lifesci Advisory, LLC, providing fractional CBO services for biotech companies. From 2009 to 2015, Dr. Rubin held multiple leadership roles at Medtronic, plc (NYSE: MDT), including global clinical strategy and medical affairs, directing the funding or managing numerous clinical trials. Her prior executive experience includes serving as CSO of CSA Medical, Inc. (in partnership with Steris Corp. (NYSE: STE)) from June 2008 to May 2009 and CSO/COO of BioFortis, Inc. (acquired by Q2 Solutions/IQVIA (NYSE: IQV)) from June 2004 to June 2008, where she played key roles in these companies’ technology development and commercialization. Between February 2020 and February 2023, Dr. Rubin served on the board of directors of Innara Health, Inc., a neonatal medical device company, during which time Innara completed a Series A financing and a sale to Cardinal Health (NYSE: CAH) in 2023.  Dr. Rubin also served as a director of Emerging Technology Centers, Inc., a non-profit technology incubator, between May 2006 and May 2008 supporting the Centers’ growth in life sciences.  Dr. Rubin holds a B.S. in Biochemistry from the University of Rochester and received a Ph.D. in Biochemistry and Biophysics from the University of Rochester School of Medicine and Dentistry. Our board of directors believes that Dr. Rubin is qualified to serve on the board of directors as a result of her corporate strategy, financing and commercialization experience.

Identification of Executive Officers

The following table sets forth the names and ages of the Company’s executive officers as of December 31, 2025.

Name	Age	Position with the Company	Officer/Director Since
Cameron Reynolds	54	President	October 6, 2011
		Chief Executive Officer	October 6, 2011
		Director	October 6, 2011
Terig Hughes	55	Chief Financial Officer	February 1, 2021
		Treasurer	February 1, 2021
Dr. Gaetan Michel	53	Chief Operating Officer	February 1, 2021
Dr. Jacob Micallef	69	Chief Scientific Officer	January 1, 2015
Dr. Andrew Retter(1)	48	Chief Medical Officer	April 1, 2024
Gael Forterre	45	Chief Commercial Officer	February 1, 2021
Nicholas Plummer	55	Group General Counsel	November 1, 2021
Louise Batchelor	55	Group Chief Marketing & Communications Officer	September 12, 2022
Rodney Rootsaert	54	Corporate Secretary	October 6, 2011
Dr. Salvatore Thomas Butera(2)	75	Chief Executive Officer, Volition Vet	May 1, 2021
Dr. Jasmine Kway	54	Chief Executive Officer, Singapore Volition	June 1, 2018

(1)	Dr. Retter, stepped down from his position as Chief Medical Officer effective December 31, 2025, and entered into a part-time consulting agreement with Volition Diagnostics effective January 1, 2026.

(2)

Dr. Butera’s position as Chief Executive Officer of Volition Vet was terminated on January 31, 2026. Effective February 1, 2026, Dr. Butera entered into a part-time consulting agreement to provide advisory services to Volition Vet.

Term of Office

Each officer serves for such term as determined by their employment agreement as approved by our board of directors or Compensation Committee.  See Item 11.  Executive Compensation – Employment and Consulting Agreements.

Background and Business Experience of Executive Officers

The background and business experience during the past five years of the executive officers is as follows:

CAMERON REYNOLDS serves as our President and Chief Executive Officer and is a Director of the Company. Information regarding Mr. Reynolds is provided under “Item 10. — Directors, Executive Officers and Corporate Governance - Background and Business Experience of Directors” of this Report.

TERIG HUGHES serves as our Chief Financial Officer and Treasurer. He has also served as Chief Financial Officer and Treasurer of both Volition America since December 2022, and of Volition Vet since March 2023, as well as a Director of Volition Global Services since September 2021. Between September 2021 and August 2022, Mr. Hughes served as a Director of Singapore Volition. Mr. Hughes joined the Company from AUM Biosciences Pte. Ltd., a fast-growing biotechnology company focused on developing novel drugs for cancer treatment, where he was the Chief Financial Officer based in Singapore, and oversaw all aspects of business and finance, from initial start-up in 2018 through to first revenue in 2020. Prior to 2018, Mr. Hughes held a number of senior finance and business leadership positions at Elsevier, a division of RELX Group plc (formerly Reed Elsevier), an FTSE 100 company. From 2014 to 2017, Mr. Hughes was the regional Managing Director of RELX Group plc for India and Southeast Asia, overseeing all aspects of the business including sales, marketing, and product development. From 2006 to 2014, he served as the company’s Finance Director for Asia Pacific, during which he managed and oversaw accounting and finance functions, including financial planning and analysis. During this period, he also oversaw a successful finance transformation project, which included systems implementation, transition to a shared-services model, and outsourcing of various work streams, as well as a number of mergers and acquisitions projects in China. From 2003 to 2006, Mr. Hughes was the Vice President Finance of Elsevier’s US Journals and Pharma Communications Division where he provided commercial support to senior management, oversaw implementation of internal control standards as required by the Sarbanes-Oxley Act of 2002, and managed the annual pricing process. Mr. Hughes has over 25 years of accounting, finance and business management experience gained through an international career spanning the United States, Europe and Asia. Mr. Hughes received a B.Sc. in Accounting and Law from De Montfort University, Leicester in the United Kingdom.

DR. GAETAN MICHEL serves as our Chief Operating Officer. In addition, Dr. Michel has served as Director and Chief Executive Officer of Volition America since November 2021, as Chief Executive Officer and Manager of Volition Global Services since September 2021, as Manager and President of Volition Veterinary since August 2019 and May 2021, respectively, and as Chief Executive Officer and Manager of Belgian Volition since November 2022. In addition, from June 2015 to November 2021, Dr. Michel served as Manager of Belgian Volition, from July 2015 to September  2021 as Chief Executive Officer of Belgian Volition, from August 2020 to May 2021 as Chief Executive Officer of Volition Veterinary, and from January 2020 to October 2020, as a Managing Director of Volition Germany GmbH.  Dr. Michel also previously served as Belgian Volition’s Chief Operations Officer from July 2014 to June 2018. Dr. Michel has over ten years of experience in production management. Prior to joining Belgian Volition, from 2010 to 2014 Dr. Michel worked as production director for Bone Therapeutics SA (Euronext Brussels and Paris: BOTHE), a bone cell therapy-based pharmaceutical company, where his responsibilities included establishing two new production plants to commence manufacturing for two phase III clinical trials, developing quality systems for new products in negotiation with the Belgian health authorities, and establishing a product plant for an injectable medical device. From 2007 to 2010, Dr. Michel worked for KitoZyme, a global manufacturer of biopolymers of fungal origin with its core business in weight management, digestive and cardiovascular health. During this period, Dr. Michel established both the production and process development departments and oversaw the commencement of the company’s industrial phase culminating in the roll out of first products. Prior to joining KitoZyme, following the completion of his Ph.D. in 2002, Dr. Michel joined Advanced Array Technologies, or AAT, a University of Namur spin-off company as project manager in proteomics. AAT later became Eppendorf Array Technologies, part of the German Eppendorf biotech company, where Dr. Michel became production manager and was involved in establishing production processes and equipment. Dr. Michel received a Ph.D. in Biochemistry from the University of Namur, Belgium.

DR. JACOB MICALLEF serves as our Chief Scientific Officer. Dr. Micallef previously served as a Director of Belgian Volition between August 2011 and March 2016. Prior to the Share Exchange Agreement, he served as Chief Scientific Officer of Belgian Volition from October 2010 to December 2014, but was not otherwise involved with Singapore Volition. Dr. Micallef joined Cronos Therapeutics Limited, or Cronos, a company developing oncology drugs, in 2004, and in 2006, Cronos was listed in the United Kingdom on the Alternative Investment Market, or AIM, becoming ValiRx plc, or ValiRx (AIM:VAL). Dr. Micallef continued to work as Technical Officer for ValiRx, where he in-licensed the NucleosomicsTM technology and co-founded ValiBio SA, which is now Belgian Volition. From 2004 to 2007, he taught “science and enterprise” to science research workers from four universities at CASS Business School before joining Cronos. In 2001, Dr. Micallef co-founded Gene Expression Technologies, a company developing oncology drugs, where he successfully led the development of the chemistry of the GeneICE technology and implemented the manufacture of GeneICE molecules. He also played a major role in business development and procured a GeneICE contract with Bayer AG. Over a 15-year period, starting in 1985, Dr. Micallef worked for the World Health Organization, or WHO. While working for WHO, Dr. Micallef developed new diagnostic products in the areas of reproductive health and cancer. In 1990, he commenced development of a new diagnostic technology platform for WHO which was launched in 1992 and supported 13 tests. Dr. Micallef also initiated and implemented in-house manufacture, previously outsourced to Abbott Diagnostics Inc., and world-wide distribution of these products for WHO. Also, in 1990, he started a “not-for-profit” WHO company, Immunometrics Ltd., which marketed and distributed those diagnostic products worldwide. Dr. Micallef has over 20 years of experience in research and development and in the management of early-stage biotechnical companies, including the manufacture of biotechnology products and the establishment of manufacturing operations. Dr. Micallef received his M.B.A. from Imperial College, University of London and his Ph.D. from King’s College, University of London.

DR. ANDREW RETTER served as our Chief Medical Officer. He stepped down from this position effective December 31, 2025, and entered into a part-time consulting agreement with Volition Diagnostics effective January 1, 2026. Dr. Andrew Retter is a United Kingdom-based doctor with over 20 years of experience. Dr. Retter has been on the Specialist Register of the General Medical Council in Hematology and Intensive Care Medicine since 2014 and joined the team at Guy’s and St. Thomas’ NHS Foundation Trust in London in 2014. Dr. Retter has been involved in clinical trials and research studies and has published over 50 articles in peer-reviewed medical journals. His areas of expertise include the management of hematological malignancies and the management of complex coagulopathies, anticoagulation, and sepsis. In addition to his clinical work, Dr. Retter is also an accomplished educator and mentor. He teaches and trains medical students, residents, and fellows, and has served as a faculty member for educational courses. Dr. Retter obtained his medical degree from St. George’s Hospital Medical School in 2001 and completed his postgraduate training in hematology and intensive care medicine at St. Thomas’ Hospital in London in 2013.

GAEL FORTERRE serves as our Chief Commercial Officer. He has over twenty years of experience investing in and scaling fast-growing companies. Since October 2013, Mr. Forterre has served as the Managing Partner of Armorica Partners, LLC (formerly Armori Capital Management, LLC), or Armori, an advisory firm. Mr. Forterre launched Armori in October 2013, for which he conducted a series of investments on behalf of family offices and institutional investors, and actively supported the growth of its portfolio companies. Since October 2024, Mr. Forterre has served as non-executive chairman of Vahau, a French scaffolding rental company, and from December 2021 to February 2024, he served as a non-executive director for Integrated Wellness Acquisition Corp., a special purpose acquisition company. Mr. Forterre also served as the Chief Executive Officer of Ucroo Incorporated, or Ucroo (now Pathify Holdings, Inc.), a SaaS EdTech company, between January 2019 and December 2020, during which period he supervised the launch of its product suite and tripled sales two years in a row; he also served as its Chief Financial Officer between January 2018 and December 2018 and acted as its consultant from August 2017 to December 2017. Mr. Forterre also served as a board member of Ucroo between August 2019 and March 2021, and as a board member of ARTICLE22, a design-focused social enterprise that he co-founded in 2013, from July 2013 to June 2021. Between 2005 and 2012, Mr. Forterre worked in various positions including as a structurer, an analyst and a trader for BNP Paribas in the corporate and investment banking division, in both New York and Paris, where he was selected to join the top talent program. Mr. Forterre received an M.S. in finance from Sorbonne Paris I and a double M.B.A. from both Columbia Business School and the London Business School.

NICHOLAS PLUMMER serves as our Group General Counsel. Mr. Plummer is a solicitor qualified in England. From 1995 to 2004, Mr. Plummer worked at the United Kingdom and international law firm Ashurst as a corporate lawyer, before moving into his first in-house role as General Counsel and Company Secretary of Ark Therapeutics Group PLC, a UK-listed biotech company, from 2004 to 2008. From 2013 to 2021, Mr. Plummer served as the EU Managing Counsel at Patheon, subsequently Pharma Services Group of Thermo Fisher Scientific, a contract drug developer and manufacturer. Mr. Plummer has thirty years of legal experience in private practice and in-house roles, primarily in the healthcare sector. Mr. Plummer holds an LL.B. law degree (Hons) from Reading University and was admitted as a Solicitor to the Supreme Court of England and Wales in 1997.

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

RODNEY ROOTSAERT serves as our Corporate Secretary. Prior to the completion of the transactions under the Share Exchange Agreement, he was the Administration and Legal Officer of Singapore Volition, a position he held since August 2010. Mr. Rootsaert became a Director of Singapore Volition in December 2015. He has been a Director and Secretary of Belgian Volition since October 2010, a Director of Volition Diagnostics since November 2015, Secretary of Volition Vet since August 7, 2019, and Secretary of Volition America since November 2021. Between August 2019 and March 2023, Mr. Rootsaert served as Treasurer of Volition Vet.  Mr. Rootsaert served as director and corporate secretary of Mining House Ltd., a company providing consultancy and office support services, between 2007 and 2018. His responsibilities included ensuring compliance with all relevant statutory and regulatory requirements. From 2007 until 2011, Mr. Rootsaert served as corporate secretary for Magellan Copper and Gold Plc., a mineral exploration company, where his duties included maintaining and preparing company documents, accounts and contracts. Mr. Rootsaert has over 15 years of experience in providing corporate, legal and administrative services.  Mr. Rootsaert holds an LL.B. degree from the University of Western Australia.

DR. SALVATORE THOMAS BUTERA served as the Chief Executive Officer of Volition Veterinary. Dr. Butera’s position as Chief Executive Officer of Volition Veterinary was terminated on January 31, 2026. Effective February 1, 2026, Dr. Butera entered into a part-time consulting agreement to provide advisory services to Volition Vet. Dr. Butera previously served as a Director of the Company between December 2020 and March 2021, before resigning in order to prepare to assume the role of Chief Executive Officer of Volition Veterinary, effective May 1, 2021.  Between 2016 and April 2021, Dr. Butera served as Business Development Director at Veterinary Centers of America, or VCA, which is in the practice and business of veterinary medicine, part of Mars Veterinary Health, or Mars, and was actively involved in business development roles with Mars, leading divisions such as Pet Partners, LLC, or PPL, Banfield Pet Hospitals and VCA.  Prior to that, from 2003 to 2016, Dr. Butera served as Co-Founder, Board Member and Chief Medical Officer of PPL prior to its acquisition by Mars in 2016. Dr. Butera received his B.A. from Fairfield University and his D.V.M. from the University of Missouri Veterinary School.

DR. JASMINE KWAY serves as the Chief Executive Officer of Singapore Volition. Dr. Kway previously served as Singapore Volition’s Vice President of Asia from January 2017 until June 2018.  Prior to joining Singapore Volition, during 2016 Dr. Kway served as Chief Executive Officer of intellectual property practice at RHT i-Assets Advisory, or RHTiAA, a Singapore-headquartered professional services company providing investments and technology commercialization services in Asia. While at RHTiAA, Dr. Kway was focused on managing buy-side and sell-side clients globally in technology and intellectual property transactions, business development, and fund raising.  Prior to RHTiAA, Dr. Kway worked in both the private and public sectors, including as Executive Vice President at Transpacific IP Group Limited, a full-service intellectual property company, from 2010 to 2015, and as Director of Industry Liaison of the National University of Singapore from 2005 to 2010. In these positions, Dr. Kway formulated and implemented national intellectual property policies, corporate intellectual property strategies and management, intellectual property and technology development, commercialization, fundraising, and investment. Dr. Kway received her Bachelor of Engineering (Honors) and Doctorate degrees from the National University of Singapore.

CORPORATE GOVERNANCE

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director or executive officer of VolitionRx has been involved in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K. Additionally, no director or executive officer  of VolitionRx is party to, or has any material interests in, any material legal proceedings that are adverse to the Company or its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who own more than ten percent of any registered class of our equity securities registered pursuant to Section 12 of the Exchange Act, or Reporting Persons, to file with reports of ownership and reports of changes in ownership of securities with the SEC. Based solely on our review of the reports that have been filed by or on behalf of such Reporting Persons in this regard, and the representations made by our directors and executive officers to us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the fiscal year ended December 31, 2025.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics is available on our Company website at https://ir.volition.com/corporate-governance/governance-documents. Amendments to our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, if any, will be posted on our website at https://ir.volition.com/corporate-governance/governance-documents. We will disclose any waivers of provisions of our Code of Ethics that apply to such persons by disclosing such information on a Current Report on Form 8-K.

Committees of the Board of Directors

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominations and Governance Committee. The Committees operate pursuant to written charters adopted by the board of directors, copies of which are available on our website at https://ir.volition.com/corporate-governance/governance-documents. In addition, from time to time, our board of directors may establish special committees when necessary to address specific issues. The composition and functions of each of our Audit, Compensation and Nominations and Governance Committees are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our Audit Committee currently consists of four members, Mr. Innes (Chair), and Drs. Barnes, Colman and Rubin, each of whom has been determined to be an independent director under applicable SEC rules and the NYSE American Company Guide. The Audit Committee shall at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

•	investigating any matter brought to its attention within the scope of its duties and engaging independent counsel and other advisors as the Audit Committee deems necessary;

•	determining compensation of the independent auditors and of advisors hired by the Audit Committee and ordinary administrative expenses;

•	reviewing and discussing with management and the independent auditor the annual and quarterly financial statements prior to their release;

•	monitoring and evaluating the independent auditor’s qualifications, performance and independence on an ongoing basis;

•	reviewing reports to management prepared by the internal audit function, as well as management’s response;

•	reviewing and assessing the adequacy of the Audit Committee’s formal written charter on an annual basis;

•	review risks relating to financial statements, the auditing and financial reporting process, liquidity risks and market risks;

•	oversee and review the adequacy of the Company’s cybersecurity, information and technology security, and data privacy programs, procedures, and policies;

•	reviewing and approving transactions with related persons for potential conflict of interest situations on an ongoing basis; and

•	overseeing such other matters that are specifically delegated to the Audit Committee by our board of directors from time to time.

The board of directors has affirmatively determined that Mr. Innes is designated as an “Audit Committee financial expert.”

Compensation Committee

Our compensation committee consists of four members, Mss. Nguyen (Chair) and Henshall, and Drs. Barnes and Rubin, each of whom has been determined to be an independent director under the NYSE American Company Guide.

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

•

reviewing and discussing with management the tables and narrative discussion regarding executive officer and director compensation to be included in the annual report on Form 10-K or annual proxy statement;

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

Nominations and Governance Committee

Our nominations and governance committee consists of four members, Messrs. Still (Chair) and Innes, and Mss. Nguyen and Henshall, each of whom has been determined to be an independent director under the NYSE American Company Guide.

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

•

assisting the board in providing oversight and guidance with regard to sustainability and ESG matters, including by reviewing and evaluating the Company’s programs, practices, and reporting related to ESG issues and impacts to support the sustainable growth of the Company’s business; and

•

generally advising our board of directors on corporate governance and related matters including, without limitation, with respect to the Company’s Second Amended and Restated Certificate of Incorporation, or the Restated Certificate, Amended and Restated Bylaws, or the Restated Bylaws, and charters of other committees.

Nominating Procedures

The Nominations and Governance Committee considers candidates for the board of directors from any reasonable source, including stockholder recommendations. The Committee will not evaluate candidates differently based on who has made the proposal. The Committee has the authority under its charter to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates. The Nominations and Governance Committee, and our board of directors, believe that directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s stockholders. Each director must also be able to dedicate the time and resources sufficient to ensure the diligent performance of his or her duties. Further, our board of directors is intended to encompass a range of talents, experience, skills, backgrounds, and expertise sufficient to provide sound and prudent guidance with respect to the operations and interests of the Company and its stockholders. The Company values diversity and seeks to achieve a diversity of professional experiences, personal backgrounds, and personal characteristics, including race, gender and ethnicity, on our board of directors, but no specific policy regarding board diversity has been adopted. We have adopted the Rooney Rule to increase diversity of board candidates for future elections.

Stockholders who wish to suggest qualified candidates should write to the Chair of the Nominations and Governance Committee c/o VolitionRx Limited, 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014, in accordance with the time periods and information requirements set forth in the Restated Bylaws, specifying the name of the candidates and stating in detail the qualifications of such persons for consideration by the Committee. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the principal positions of the named executive officers of the Company and the compensation awarded to, earned by or paid to such persons for all services rendered in all capacities to the Company and its subsidiaries, for the fiscal years ended December 31, 2025, and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Cameron Reynolds(2)	2025	473,941	-	132,571	31,721	638,233
President and Chief Executive Officer	2024	351,901	33,571	137,976	30,549	553,997
Dr. Gaetan Michel(3)	2025	178,155	23,300	-	238,158	439,613
Chief Operating Officer	2024	293,616	30,399	20,943	110,336	455,295
Dr. Salvatore Thomas Butera (4)	2025	296,082	-	77,788	127,169	501,039
Chief Executive Officer, Volition Vet	2024	289,034	23,969	59,545	15,623	388,171

(1)

Amounts listed include the value of (i) granted performance-based restricted stock units not yet deemed earned; and (ii) restricted stock units granted in lieu of cash compensation that would otherwise have been owed that are not yet deemed earned. The amounts reported for 2024 have been recalculated to reflect a change in the accounting treatment for these restricted stock units. Previously, the value of these awards was amortized over their term, consistent with the Company’s financial statement methodology. They are now valued on a grant date fair value in accordance with FASB ASC Topic 718. This change impacts the "Stock Awards" column for 2024.

(2)

Mr. Reynolds’ salary for the year ended December 31, 2025, was determined pursuant to the Reynolds Employment Agreement (as described in the section entitled Employment and Consulting Agreements). Between June 1, 2024 and November 30, 2024, Mr. Reynolds elected to reduce his cash compensation by $122,040 in exchange for the grant of restricted stock units on June 1, 2024 and September 1, 2024, as described below. The amount disclosed under the column “Bonus” reflects 85% of one month’s salary paid to Mr. Reynolds as a bonus for the year ended December 31, 2024, payable upon the achievement of certain specified corporate goals.

The grant date fair value of the below restricted stock unit awards is determined in accordance with Financial Accounting Standards Board ASC Topic 718 Stock Compensation (“FASB ASC Topic 718”) and disregards the estimate of forfeitures.

On June 1, 2024 and September 1, 2024, Mr. Reynolds was granted restricted stock unit awards for 4,509 shares of common stock and 5,162 shares of common stock of VolitionRx under the 2015 Plan, respectively, each granted in lieu of cash compensation that would otherwise have been owed to Mr. Reynolds, which fully vested on May 1, 2025 and June 1, 2025, respectively. The grant date aggregate fair value of these time-based restricted stock units was $137,976, based on the closing market price of the Company’s common stock on each respective grant date multiplied by the number of restricted stock units granted.

On March 17, 2025, Mr. Reynolds was granted a restricted stock unit award for 12,450 shares of common stock of VolitionRx under the 2024 Stock Incentive Plan, vesting, subject to the achievement of certain corporate goals and Mr. Reynolds’ continued service, in three equal, annual installments from the date of grant. The grant date fair value of these time-based and performance-based restricted stock units was $141,955, based on the closing market price of the Company’s common stock on the grant date multiplied by the number of restricted stock units granted, but does not represent realized compensation.  On June 30, 2025 and December 31, 2025, an aggregate of 8,715 restricted stock units, with an aggregate grant date fair value of $99,368, were cancelled upon the respective corporate goals not being achieved. The amounts reported in the table above have been adjusted to exclude the grant date fair value of such cancelled awards.

On July 24, 2025, Mr. Reynolds was granted a restricted stock unit award for 10,000 shares of common stock of VolitionRx under the 2024 Plan, vesting upon the achievement of a closing stock price target above $50.00 per share of the Company’s common stock for a minimum of thirty consecutive trading days prior to July 24, 2028, which date shall be no earlier than July 24, 2026, and also subject to time-based vesting in a single installment six months after the timely achievement of the closing stock price target, if at all. The grant date fair value of the restricted stock unit award was $89,985, calculated based upon a Monte-Carlo simulation multiplied by the number of restricted stock units granted, but does not represent realized compensation.

The amounts disclosed under All Other Compensation consist of (i) reimbursement of $17,503 by Singapore Volition for the premiums of a health insurance policy for Mr. Reynolds and his dependents, plus $14,218 paid by Singapore Volition towards Mr. Reynolds’ personal pension scheme during the year ended December 31, 2025, and (ii) reimbursement of $15,323 by Singapore Volition for the premiums of a health insurance policy for Mr. Reynolds and his dependents, plus $15,225 paid by Singapore Volition towards Mr. Reynolds’ personal pension scheme during the year ended December 31, 2024.  Mr. Reynolds does not receive compensation for his services as a director.

15

(3)

Dr. Michel’s salary for the years ended December 31, 2025 and 2024, was determined pursuant to the Michel Employment Agreements (each as described in the section entitled Employment and Consulting Agreements). Between May 1, 2024 and October 31, 2024, Dr. Michel elected to reduce his cash compensation by $18,524 in exchange for the grant of restricted stock units on June 1, 2024 and September 1, 2024, as described below. The amount disclosed under Bonus reflects (i) a 13th month bonus, plus $8,229 in individual performance bonuses for the year ended December 31, 2025; and (ii) 85% of one month’s salary paid to Dr. Michel as a bonus, payable upon the achievement of certain specified corporate goals, plus a 13th month bonus of $4,157 (pro-rated for period of employment) for the year ended December 31, 2024.

The grant date fair value of the below restricted stock unit awards is determined in accordance with FASB ASC Topic 718 and disregards the estimate of forfeitures.

On June 1, 2024 and September 1, 2024, Dr. Michel was granted restricted stock unit awards for 684 shares of common stock and 784 shares of common stock of VolitionRx under the 2015 Plan, respectively, each granted in lieu of cash compensation that would otherwise have been owed to Dr. Michel, and each fully vesting subject to Dr. Michel’s continued service on May 1, 2025 and June 1, 2025, respectively. The grant date aggregate fair value of these time-based RSUs was $20,943, based on the closing market price of the Company’s common stock on each respective grant date multiplied by the number of RSUs granted.

The amounts disclosed under All Other Compensation consist of (i) $199,775 paid by Volition Global Services (in Euros at an average exchange rate of $1.13 USD to €1) to 3F Management SRL (“3F Management”) for the provision of the services of Dr. Michel as Chief Executive Officer of Volition Global Services during the year ended December 31, 2025, which services were expanded effective September 1, 2024, to include Dr. Michel providing certain additional consultancy services pursuant to the Amended Michel Consulting Agreement (as described in the section entitled Employment and Consulting Agreements) plus $3,008 paid by Belgian Volition  for the Company’s health insurance policy for Dr. Michel and his dependents, plus $20,115 provided as a car and fuel allowance, plus $15,280 in contributions made by Belgian Volition to a pension plan during the year ended December 31, 2025; and (ii) $82,762 paid by Volition Global Services (in Euros at an average exchange rate of $1.08 USD to €1) to 3F Management, for the provision of the services of Dr. Michel as described above, which included a bonus, paid to 3F Management upon the achievement of certain specified corporate goals, equal to 85% of one month’s fees payable under the Michel Consulting Agreement, plus $15,126 paid by Volition America for the premiums of a health insurance policy for Dr. Michel and his dependents, plus $12,448 in contributions made by Volition America to Dr. Michel’s 401(k) pension plan during the year ended December 31, 2024.

(4)

Dr. Butera’s salary for the years ended December 31, 2025 and 2024, was determined pursuant to the Butera Employment Agreement (as described in the section entitled Employment and Consulting Agreements). Between May 1, 2024 and December 31, 2025, Dr. Butera elected to reduce his cash compensation by $91,644 in exchange for the grant of restricted stock units on June 1, 2024, September 1, 2024, December 1, 2024, March 1, 2025, June 1, 2025 and August 15, 2025, as described below. The amount disclosed under the column “Bonus” reflects 85% of one month’s salary paid to Dr. Butera as a bonus for the year ended December 31, 2024, payable upon the achievement of certain specified corporate goals.

The grant date fair value of the below restricted stock unit awards is determined in accordance with FASB ASC Topic 718 and disregards the estimate of forfeitures.

On June 1, 2024, September 1, 2024, December 1, 2024, Dr. Butera was granted restricted stock unit awards for 1,563 shares of common stock, 1,789 shares of common stock, and 844 shares of common stock of VolitionRx under the 2015 Plan, respectively, each granted in lieu of cash compensation that would otherwise have been owed to Dr. Butera, and each fully vesting subject to Dr. Butera’s continued service on May 1, 2025, June 1, 2025 and July 1, 2025, respectively. The grant date aggregate fair value of these time-based restricted stock units was $59,545, based on the closing market price of the Company’s common stock on each respective grant date multiplied by the number of restricted stock units granted.

On June 1, 2025 and August 15, 2025, Dr. Butera was granted restricted stock unit awards for 1,169 shares of common stock and 1,700 shares of common stock of VolitionRx under the 2015 Plan, respectively, each granted in lieu of cash compensation that would otherwise have been owed to Dr. Butera. The June 1, 2025  restricted stock unit award for 1,169 shares of common stock, fully vested on August 1, 2025. The August 15, 2025 restricted stock unit award for 1,700 shares of common stock was granted to Dr. Butera in exchange for his election to reduce his cash compensation from August 1, 2025 through January 31, 2026, fully vesting in two equal installments on November 1, 2025 and February 1, 2026. The grant date aggregate fair value of these time-based restricted stock units was $35,379, based on the closing market price of the Company’s common stock on each respective grant date multiplied by the number of restricted stock units granted.

On March 1, 2025, Dr. Butera was also granted restricted stock unit awards for 965 shares of common stock of VolitionRx under the 2024 Plan, in lieu of cash compensation that would otherwise have been owed to Dr. Butera, fully vesting subject to Dr. Butera’s continued service on March 1, 2026. The grant date aggregate fair value of these time-based restricted stock units was $11,966, based on the closing market price of the Company’s common stock on each respective grant date multiplied by the number of restricted stock units granted.

On March 17, 2025, Dr. Butera was granted a restricted stock unit award for 8,900 shares of common stock of VolitionRx under the 2024 Plan, vesting, subject to the achievement of certain corporate goals and Dr. Butera’s continued service, in three equal, annual installments from the date of grant. The grant date fair value of these time-based and performance-based restricted stock units was $101,478, based on the closing market price of the Company’s common stock on the grant date multiplied by the number of restricted stock units granted, but does not represent realized compensation.  On June 30, 2025 and December 31, 2025, an aggregate of 6,230 restricted stock units, with an aggregate grant date fair value of $71,034, were cancelled upon the respective corporate goals not being achieved. The amounts reported in the table above have been adjusted to exclude the grant date fair value of such cancelled awards.

The amounts disclosed under All Other Compensation consist of (i) $112,793 paid by Volition Vet as a severance payment following the termination of Dr. Butera’s employment contract (as described in the section entitled Employment and Consulting Agreements), $6,234 paid by Volition Vet for the premiums of a health insurance policy for Dr. Butera and his dependents, plus $8,142 in contributions made by Volition Vet to Dr. Butera’s 401(k) pension plan during the year ended December 31, 2025; and (ii) $6,234 paid by Volition Vet for the premiums of a health insurance policy for Dr. Butera and his dependents, plus $9,390 in contributions made by Volition Vet to Dr. Butera’s 401(k) pension plan during the year ended December 31, 2024.

Dr. Butera’s position as Chief Executive Officer of Volition Vet was terminated on January 31, 2026. Effective February 1, 2026 Dr. Butera entered into a part-time consulting agreement to provide advisory services to Volition Vet.

Employment and Consulting Agreements

                Cameron Reynolds

Effective March 1, 2023, Mr. Reynolds entered into an Employment Agreement with Singapore Volition (the “Reynolds Employment Agreement”). Pursuant to the terms of the Reynolds Employment Agreement, Mr. Reynolds shall serve as Group Chief Executive Officer of Singapore Volition. Singapore Volition will also make available the services of Mr. Reynolds, as Group Chief Executive Officer, to VolitionRx and its other subsidiaries, pursuant to services agreements entered into by and between Singapore Volition and VolitionRx or its subsidiaries. In exchange for his services, Mr. Reynolds shall receive, among other things (i) $39,495 per month from Singapore Volition (subject to annual review and adjustment), (ii) payment of up to $1,500 per month towards the premiums of a health insurance policy for Mr. Reynolds and his dependents, (iii) payment of 3% of the aggregate of Mr. Reynolds’ salary and any cash bonus awards towards Mr. Reynolds’ personal pension scheme, and (iv) a lump sum severance payment if terminated by Singapore Volition without cause (as per the agreement) equal to the salary that he would have received between the date of termination and the completion of a six-month notice period. The foregoing description of the Reynolds Employment Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.19 to this Report.

                Dr. Gaetan Michel

On September 15, 2021, Dr. Michel entered into an Employment Agreement with Volition America (the “Michel US Employment Agreement”). Pursuant to the terms of the Michel US Employment Agreement, Dr. Michel shall serve as Chief Operating Officer of Volition America. Volition America will also make available the services of Dr. Michel, as Chief Operating Officer, to VolitionRx and its other subsidiaries, pursuant to services agreements entered into by and between Volition America and VolitionRx or its subsidiaries. In exchange for his services, under the Michel US Employment Agreement, Dr. Michel received (i) $30,873 per month (subject to annual review and adjustment), and (ii) was eligible to receive a lump sum severance payment if terminated by Volition America without cause (as per the agreement) equal to the salary that he would have received between the date of termination and the completion of a three-month notice period. Effective September 1, 2024, Dr. Michel entered into an Employment Agreement  with Belgian Volition (the “Michel Belgian Employment Agreement”), pursuant to which Dr. Michel will continue to provide services as Chief Executive Officer of Belgian Volition.  The Michel Belgian Employment Agreement superseded and replaced in its entirety the Michel US Employment Agreement. In exchange for his services, Dr. Michel will receive, among other things (i) €12,430 per month from Belgian Volition, (increased from €12,000 on January 1, 2025) subject to annual review and adjustment, plus a 13th month bonus (which was pro-rated in 2024), (ii) a company car and fuel allowance together worth approximately €1,500 per month, (iii) the equivalent of one-half of Dr. Michel’s salary for the 12-month non-competition period following termination of the agreement, subject to adjustments (unless 12-month non-competition period is waived by Belgian Volition), (iv) be eligible to receive variable bonuses of up to approximately €28,500 per year, subject to the satisfactory achievement of certain individual and corporate performance milestones, and (v) be eligible to receive severance pay in accordance with Belgian Law. The Michel Belgian Employment Agreement shall continue for an indefinite period, which employment may be terminated by either party without compensation or notice on grounds of serious misconduct, or otherwise may be terminated by either party in accordance with Belgian Law.

On September 15, 2021, Volition Global Services and 3F Management SRL (“3F Management”) entered into a Consulting Services Agreement (the “Michel Consulting Agreement”). Pursuant to the terms of the Michel Consulting Agreement, 3F Management will make available the services of Dr. Michel as Chief Executive Officer of Volition Global Services. 3F Management received a monthly fee of €2,430 in exchange for the services provided by Dr. Michel, subject to annual review and adjustment. Effective September 1, 2024, Volition Global Services and 3F Management entered into an amendment to the existing Michel Consulting Agreement (the “Amended Michel Consulting Agreement”), pursuant to which 3F Management will continue to make available the services of Dr. Michel as Chief Executive Officer of Volition Global Services, and additionally make available certain further consultancy services to be rendered by Dr. Michel through 3F Management to the Company and its other subsidiaries. Volition Global Services will, in turn, make available the services of Dr. Michel, as Chief Operating Officer to the Company and its other subsidiaries, as Chief Executive Officer to Volition America, and as Manager and President of Volition Veterinary Diagnostics Development LLC, pursuant to services agreements entered into by and between Volition Global Services and the Company and/or its subsidiaries. In exchange for Dr. Michel’s services, 3F Management shall receive a monthly fee of €14,818 (increased from €12,797 on November 1, 2024), subject to annual review and adjustments.

The foregoing description of each of the Michel US Employment Agreement, the Michel Belgian Employment Agreement, the Michel Consulting Agreement and the Amended Michel Consulting Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibits 10.14, 10.28, 10.15, and 10.29 to this Report.

Dr. Salvatore Thomas Butera

Effective May 1, 2021, Dr. Butera entered into an Employment Agreement with Volition Vet (the “Butera Employment Agreement”). Pursuant to the terms of the Butera Employment Agreement, Dr. Butera shall serve as Chief Executive Officer of Volition Vet. In exchange for his services, Dr. Butera shall receive (i) $28,198 per month (subject to annual review and adjustment), (ii) a lump sum severance payment if terminated by Volition Vet without cause (as per the agreement) equal to the salary that he would have received between the date of termination and the completion of a two-month notice period, plus an additional lump-sum payment at termination equal to four months’ salary. The Butera Employment Agreement also provided for an annual cash bonus of up to 40% of Dr. Butera’s base salary at the discretion of the Company’s board of directors or its compensation committee, or the board of managers of Volition Vet. Dr. Butera was not granted such a bonus pursuant to the Butera Employment Agreement in 2024 or 2025 and his employment terminated on January 31, 2026. The foregoing description of the Butera Employment Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.13 to this Report.

On December 5, 2025, Volition Vet provided notice of termination of its employment agreement with Dr. Butera, as Chief Executive Officer of Volition Vet, effective as of January 31, 2026. On February 3, 2026, the parties executed a Severance Agreement and General Release, pursuant to which the Volition Vet agreed to pay Dr. Butera a lump sum of $112,793 - representing four months’ salary due pursuant to the terms of his Employment Agreement, less applicable withholdings and deductions. Effective February 1, 2026, Dr. Butera entered into a part-time consulting agreement to provide advisory services to Volition Vet.

Outstanding Equity Awards

The following table summarizes the outstanding restricted stock unit awards for our named executive officers as of the fiscal year ended December 31, 2025.

	Equity Incentive Plan Awards: Restricted Stock Units
Name	Grant Date	Number of unearned shares units or other rights unvested	Market value of unearned shares, units or other rights unvested(1)
Cameron Reynolds	September 28, 2023(2)	1,328	$6,789
	October 19, 2023(3)	10,000	$51,120
	March 17, 2025(4)	3,735	$19,093
	July 24, 2025(5)	10,000	$51,120
Dr. Gaetan Michel	September 28, 2023(6)	1,136	$5,807
	October 19, 2023(7)	5,000	$25,560
Dr. Salvatore Thomas Butera	September 28, 2023(8)	957	$4,892
	March 1, 2025(9)	965	$4,933
	March 17, 2025(10)	2,670	$13,649
	August 15, 2025(11)	850	$4,344

(1) The market value of unvested restricted stock unit awards as of December 31, 2025, is calculated by multiplying the number of shares subject to such awards by the closing price of our common stock on December 31, 2025, the last trading day of the year, which was $5.112 per share.

(2) These restricted stock units were awarded on September 28, 2023, subject to vesting upon achievement of certain corporate performance goals on or prior to December 31, 2023 and June 30, 2024, and also subject to time-based vesting. On January 24, 2024 and August 15, 2024, certain of the performance goals were deemed to have been timely met resulting in the partial vesting of rights with respect to 3,983 restricted stock units and the cancellation, on August 15, 2024, of 1,917 restricted stock units which remained unvested upon the remaining corporate performance goals not being achieved. Upon meeting the performance goals, 1,327 and 1,328 of the restricted stock units fully vested on September 28, 2024 and September 28, 2025, respectively. The balance of 1,328 restricted stock units shall fully vest on September 28, 2026. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(3) These restricted stock units were awarded on October 19, 2023, subject to vesting upon achievement of a closing stock price target above $100.00 per share of the Company’s common stock for a minimum of thirty consecutive trading days prior to October 19, 2026. Upon meeting the closing stock price target, if at all, the restricted stock units shall vest in a single installment six months after the timely achievement of the closing stock price target. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(4) These restricted stock units were awarded on March 17, 2025, subject to vesting upon achievement of certain corporate performance goals on or prior to June 30, 2025 and December 31, 2025, and also subject to time-based vesting. On June 30, 2025 and December 31, 2025, an aggregate of 8,715 restricted stock units were cancelled upon the respective corporate performance goals not being achieved. Upon meeting the performance goals, the restricted stock units are further subject to a 3-year time-based vesting schedule, vesting in three installments of approximately 33% on March 17, 2026, 2027 and 2028, respectively. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(5) These restricted stock units were awarded on July 24, 2025, subject to vesting upon achievement of a closing stock price target above $50.00 per share of the Company’s common stock for a minimum of thirty consecutive trading days prior to July 24, 2028, which date shall be no earlier than July 24, 2026. Upon meeting the closing stock price target, if at all, the restricted stock units shall vest in a single installment six months after the timely achievement of the closing stock price target. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(6) These restricted stock units were awarded on September 28, 2023, subject to vesting upon achievement of certain corporate performance goals on or prior to December 31, 2023 and June 30, 2024, and also subject to time-based vesting. On January 24, 2024 and August 15, 2024 certain of the performance goals were deemed to have been timely met resulting in the partial vesting of rights with respect to 3,409 restricted stock units and the cancellation, on August 15, 2024, of 1,641 restricted stock units which remained unvested upon the remaining corporate performance goals not being achieved. Upon meeting the performance goals, 1,136 of the restricted stock units fully vested on September 28, 2024 and September 28, 2025, respectively. The balance of 1,137 restricted stock units shall fully vest on September 28, 2026. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(7) These restricted stock units were awarded on October 19, 2023, subject to vesting upon achievement of a closing stock price target above $100.00 per share of the Company’s common stock for a minimum of thirty consecutive trading days prior to October 19, 2026. Upon meeting the closing stock price target, if at all, the restricted stock units shall vest in a single installment six months after the timely achievement of the closing stock price target. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(8) These restricted stock units were awarded on September 28, 2023, subject to vesting upon achievement of certain corporate performance goals on or prior to December 31, 2023 and June 30, 2024, and also subject to time-based vesting. On January 24, 2024 and August 15, 2024 certain of the performance goals were deemed to have been timely met resulting in the partial vesting of rights with respect to 2,869 restricted stock units and the cancellation, on August 15, 2024, of 1,381 restricted stock units which remained unvested upon the remaining corporate performance goals not being achieved. Upon meeting the performance goals, 956 of the restricted stock units fully vested on September 28, 2024 and September 28, 2025, respectively. The balance of 957 restricted stock units shall fully vest on September 28, 2026. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(9) These restricted stock units were awarded on March 1, 2025, in lieu of cash compensation that would otherwise have been owed to Dr. Butera. The restricted stock units were earned in three installments of approximately one-third on March 1, 2025, April 1, 2025 and May 1, 2025, and are also subject to further time-based vesting in a single installment on March 1, 2026. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(10) These restricted stock units were awarded on March 17, 2025, subject to vesting upon achievement of certain corporate performance goals on or prior to June 30, 2025 and December 31, 2025, and also subject to time-based vesting. On June 30, 2025 and December 31, 2025, an aggregate of 6,230 restricted stock units were cancelled upon the respective corporate performance goals not being achieved. Upon meeting the performance goals, the restricted stock units are further subject to a 3-year time-based vesting schedule, vesting in three installments of approximately 33% on March 17, 2026, 2027 and 2028, respectively. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

(11) These restricted stock units were awarded on August 15, 2025, in lieu of cash compensation that would otherwise have been owed to Dr. Butera. The restricted stock units are earned in six approximately equal monthly installments commencing on September 1, 2025, and are also subject to further time-based vesting. On November 1, 2025, 849 restricted stock units fully vested. The balance of 848 restricted stock units fully vested on February 1, 2026. Upon vesting and settlement, the holder will receive a number of shares of common stock equal to the number of restricted stock units that have vested.

The following table sets forth the outstanding stock option awards for our named executive officers as of the fiscal year ended December 31, 2025.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Cameron Reynolds	April 15, 2016(1)	6,250	$80.00	April 15, 2026
	March 30, 2017(2)	5,000	$100.00	March 30, 2027
	January 23, 2018(3)	3,750	$80.00	January 23, 2028
	February 11, 2019(4)	2,500	$65.00	February 11, 2029
	April 13, 2020(5)	4,250	$72.00	April 13, 2030
	August 3, 2021(6)	4,575	$68.00	August 3, 2031
Dr. Gaetan Michel	October 4, 2021(7)	3,668	$68.00	October 4, 2031
Dr. Salvatore Thomas Butera	August 3, 2021(8)	2,620	$68.00	August 3, 2031

(1) On April 15, 2016, Mr. Reynolds was granted an option to purchase 6,250 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. In November 2021, the Compensation Committee amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or April 15, 2026).

(2) On March 30, 2017, Mr. Reynolds was granted an option to purchase 5,000 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. In November 2021, the Compensation Committee amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or March 30, 2027).

(3) On January 23, 2018, Mr. Reynolds was granted an option to purchase 3,750 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. In November 2021, the Compensation Committee amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or January 23, 2028).

(4) On February 11, 2019, Mr. Reynolds was granted an option to purchase 2,500 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. In January 2025, the Compensation Committee amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or February 11, 2029).

(5) On April 13, 2020, Mr. Reynolds was granted an option to purchase 4,250 shares of common stock of VolitionRx under the 2015 Plan, vesting in full on the 12-month anniversary of the date of grant. In December 2021, the Compensation Committee amended the terms of the option to extend the expiration date of the vested installment from six years to ten years from grant (or April 13, 2030).

(6) On August 3, 2021, Mr. Reynolds was granted an option to purchase 4,575 shares of common stock of VolitionRx under the 2015 Plan, vesting upon achievement of certain corporate performance goals on or prior to July 1, 2022, and also subject to a 2-year time-based vesting schedule, vesting in two installments at 12 months and at 24 months from the date of grant. The performance goals were deemed met on April 7, 2022, and June 23, 2022 respectively, resulting in the rights to the referenced options vesting. Upon meeting the performance goals, 50% of the options vested on August 3, 2022, and August 3, 2023.

(7) On October 4, 2021, Dr. Michel was granted an option to purchase 3,668 shares of common stock of VolitionRx under the 2015 Plan, vesting upon achievement of certain corporate performance goals on or prior to July 1, 2022, and also subject to a 2-year time-based vesting schedule, vesting in two installments at 12 months and at 24 months from the date of grant. The performance goals were deemed met on April 7, 2022, and June 23, 2022 respectively, resulting in the rights to the referenced options vesting. Upon meeting the performance goals, 50% of the options vested on October 4, 2022, and October 4, 2023, respectively.

(8) On August 3, 2021, Dr. Butera was granted an option to purchase 2,620 shares of common stock of VolitionRx under the 2015 Plan, vesting upon achievement of certain corporate performance goals on or prior to July 1, 2022, and also subject to a 2-year time-based vesting schedule, vesting in two installments at 12 months and at 24 months from the date of grant. The performance goals were deemed met on April 7, 2022, and June 23, 2022 respectively, resulting in the rights to the referenced options vesting. Upon meeting the performance goals, 50% of the options vested on August 3, 2022, and August 3, 2023.

Policies and Practices Related to the Grant of Certain Equity Awards

Equity awards are discretionary and are periodically granted to our named executive officers upon approval of the Compensation Committee. The Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2025, and did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We did not grant any options during 2025.

Long-Term Incentive Plans

Since July 1, 2021, we have offered to our eligible U.S.-based salaried employees, including our U.S.-based named executive officers, a customary, tax-qualified defined contribution retirement (401(k)) plan. For 2025, we provided a company match on employee contributions of 100% on the first 3% of an employee’s pay, which we believe to be in line with prevailing practices for major U.S. corporations.

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

Severance and Change of Control Benefits

In the event of a termination of employment under certain circumstances, the named executive officers are entitled to severance payments as detailed in the section of this Report entitled Employment and Consulting Agreements.

Additionally, under certain circumstances involving a change of control, merger, sale of all or substantially all of our assets or other similar corporate transaction, where the successor or acquiring corporation (if any) refuses to assume, convert, replace or substitute awards, then the vesting of unvested awards will accelerate pursuant to the terms of the 2015 Plan and 2024 Plan.

Compensation of Directors

The following table sets forth the compensation paid to the directors of VolitionRx for the fiscal year ended December 31, 2025 other than directors who also served as named executive officers. No executive officer is paid compensation for his role as a director. There are no employment agreements by and between the Company and the non-employee directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Dr. Phillip Barnes(2)	21,681	6,841	-	28,522
Dr. Alan Colman(3)	48,783	16,042	-	64,825
Mickie Henshall(4)	-	6,841	-	6,841
Guy Innes(5)	32,522	50,614	-	83,136
Kim Nguyen(6)	21,681	31,110	-	52,791
Dr. Ethel Rubin(7)	21,681	31,110	-	52,791
Timothy Still(8)	120,000	51,309	-	171,309

(1) Amounts listed include the value of granted performance-based restricted stock units not yet deemed earned; however, the amounts reported have been adjusted to exclude the grant date fair value of any awards that were subsequently cancelled during the year. The restricted stock units granted to Mr. Innes on January 15, 2025, had a share price of $12.602. The restricted stock units granted to Mr. Innes, Ms. Nguyen and Drs. Colman and Rubin on March 1, 2025 had share prices of $12.40. The restricted stock units granted to the Directors on March 17, 2025, had a share price of $11.402. The restricted stock units granted to Ms. Nguyen and Dr. Rubin on June 1, 2025 and August 15, 2025, had share prices of $10.06 and $13.898, respectively.

(2) On October 9, 2019, Dr. Barnes entered into an Independent Director Agreement with VolitionRx, or the Barnes Independent Director Agreement, pursuant to which Dr. Barnes will continue to serve as a member of the Company’s board of directors subject to any necessary approval by the Company’s stockholders as required by applicable law and the Company’s governing documents. In exchange for his services, Dr. Barnes was due to receive $10,840 per calendar quarter, but elected to reduce his cash compensation by $5,420 per calendar quarter for the period between January 1, 2025 and December 31, 2025. The foregoing description of the Barnes Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.5 to this Report.

On March 17, 2025, Dr. Barnes was granted a restricted stock unit award for 2,000 shares of common stock of VolitionRx under the 2024 Plan, vesting, subject to the achievement of certain corporate goals on or prior to June 30, 2025 and December 31, 2025, and Dr. Barnes’ continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On June 30, 2025 and December 31, 2025, 1,400 restricted stock units were cancelled upon the respective corporate goals not being achieved. The amounts reported in the table above have been adjusted to exclude $15,963, representing the aggregate grant date fair value of such cancelled awards.

As of December 31, 2025, Dr. Barnes had (i) options to purchase 1,182 shares of common stock, and (ii) restricted stock units for 825 shares of common stock.

(3) On March 31, 2015, Dr. Colman entered into an Independent Director Agreement with VolitionRx, or the Colman Independent Director Agreement, pursuant to which Dr. Colman will continue to serve as a member of the Company’s board of directors subject to any necessary approval by the Company’s stockholders as required by applicable law and Company’s governing documents. In exchange for his services, Dr. Colman received $16,261 per calendar quarter. Between January 1, 2025 and March 31, 2025, Dr. Colman elected to reduce his cash compensation by $8,131 in exchange for the grant of restricted stock units on March 1, 2025, as described below. Between April 1, 2025 and June 30, 2025, Dr. Colman elected to reduce his cash compensation by $8,131. The foregoing description of the Colman Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.5 to this Report.

On March 1, 2025, Dr. Colman was granted a restricted stock unit award for 742 shares of common stock of VolitionRx under the 2024 Plan, earned in three installments of approximately one-third on March 1, 2025, April 1, 2025 and May 1, 2025, and are also subject to further time-based vesting in a single installment on March 1, 2026. These restricted stock units were granted in lieu of cash compensation that would otherwise have been owed to Dr. Colman for the three month period ended March 31, 2025.

On March 17, 2025, Dr. Colman was granted a restricted stock unit award for 2,000 shares of common stock of VolitionRx under the 2024 Plan, vesting, subject to the achievement of certain corporate goals on or prior to June 30, 2025 and December 31, 2025, and Dr. Colman’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On June 30, 2025 and December 31, 2025, 1,400 restricted stock units were cancelled upon the respective corporate goals not being achieved. The amounts reported in the table above have been adjusted to exclude $15,963, representing the aggregate grant date fair value of such cancelled awards.

As of December 31, 2025, Dr. Colman had (i) options to purchase 6,898 shares of common stock, and (ii) restricted stock units for 1,567 shares of common stock.

(4) On August 15, 2022, Ms. Henshall entered into an Independent Director Agreement with VolitionRx, or the Henshall Independent Director Agreement, pursuant to which Ms. Henshall will continue to serve as a member of the Company’s board of directors subject to any necessary approval by the Company’s stockholders as required by applicable law and the Company’s governing documents. At this time, Ms. Henshall has elected not to receive any cash compensation in exchange for her services. The foregoing description of the Henshall Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.5 to this Report.

On March 17, 2025, Ms. Henshall was granted a restricted stock unit award for 2,000 shares of common stock of VolitionRx under the 2024 Plan, vesting, subject to the achievement of certain corporate goals on or prior to June 30, 2025 and December 31, 2025, and Ms. Henshall’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On June 30, 2025 and December 31, 2025, 1,400 restricted stock units were cancelled upon the respective corporate goals not being achieved. The amounts reported in the table above have been adjusted to exclude $15,963, representing the aggregate grant date fair value of such cancelled awards.

As of December 31, 2025, Ms. Henshall had restricted stock units for 825 shares of common stock.

(5) On March 31, 2015, Mr. Innes entered into an Independent Director Agreement with VolitionRx, or the Innes Independent Director Agreement, pursuant to which Mr. Innes will continue to serve as a member of the Company’s board of directors subject to any necessary approval by the Company’s stockholders as required by applicable law and the Company’s governing documents. In exchange for his services, Mr. Innes received $10,840 per calendar quarter. Between January 1, 2025 and March 31, 2025, Mr. Innes elected to reduce his cash compensation by $10,841 in exchange for the grant of restricted stock units on March 1, 2025, as described below. The foregoing description of the Innes Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to 10.5 to this Report.

On January 15, 2025, Mr. Innes was granted a restricted stock unit award for 2,500 shares of common stock of VolitionRx under the 2015 Plan, vesting over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant.

On March 1, 2025, Mr. Innes was granted a restricted stock unit award for 989 shares of common stock of VolitionRx under the 2024 Plan, earned in three installments of approximately one-third on March 1, 2025, April 1, 2025 and May 1, 2025, and are also subject to further time-based vesting in a single installment on March 1, 2026. These restricted stock units were granted in lieu of cash compensation that would otherwise have been owed to Mr. Innes for the three month period ended March 31, 2025.

On March 17, 2025, Mr. Innes was granted a restricted stock unit award for 2,000 shares of common stock of VolitionRx under the 2024 Plan, vesting, subject to the achievement of certain corporate goals on or prior to June 30, 2025 and December 31, 2025, and Mr. Innes’ continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On June 30, 2025 and December 31, 2025, 1,400 restricted stock units were cancelled upon the respective corporate goals not being achieved. The amounts reported in the table above have been adjusted to exclude $15,963, representing the aggregate grant date fair value of such cancelled awards.

As of December 31, 2025, Mr. Innes had (i) options to purchase 6,432 shares of common stock, and (ii) restricted stock units for 4,314 shares of common stock.

(6) On March 25, 2021, Ms. Nguyen entered into an Independent Director Agreement with VolitionRx, or the Nguyen Independent Director Agreement, pursuant to which Ms. Nguyen will continue to serve as a member of the Company’s board of directors subject to any necessary approval by the Company’s stockholders as required by applicable law and the Company’s governing documents. In exchange for her services, Ms. Nguyen received $10,840 per calendar quarter. Between January 1, 2025 and December 31, 2025, Ms. Nguyen elected to reduce her cash compensation by $21,680 in exchange for the grant of restricted stock units on March 1, 2025, June 1, 2025 and August 15, 2025, as described below. The foregoing description of the Nguyen Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.5 to this Report.

On March 1, 2025, Ms. Nguyen was granted a restricted stock unit award for 495 shares of common stock of VolitionRx under the 2024 Plan, earned in three installments of approximately one-third on each of March 1, 2025, April 1, 2025 and May 1, 2025, and are also subject to further time-based vesting in a single installment on March 1, 2026. These restricted stock units were granted in lieu of cash compensation that would otherwise have been owed to Ms. Nguyen for the three month period ended March 31, 2025.

On March 17, 2025, Ms. Nguyen was granted a restricted stock unit award for 2,000 shares of common stock of VolitionRx under the 2024 Plan, vesting, subject to the achievement of certain corporate goals on or prior to June 30, 2025 and December 31, 2025, and Ms. Nguyen’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On June 30, 2025 and December 31, 2025, 1,400 restricted stock units were cancelled upon the respective corporate goals not being achieved. The amounts reported in the table above have been adjusted to exclude $15,963, representing the aggregate grant date fair value of such cancelled awards.

On June 1, 2025, Ms. Nguyen was granted a restricted stock unit award for 599 shares of common stock of VolitionRx under the 2015 Plan, earned in three installments of approximately one-third on June 1, 2025, July 1, 2025 and August 1, 2025, and are also subject to further time-based vesting in a single installment on August 1, 2025. These restricted stock units were granted in lieu of cash compensation that would otherwise have been owed to Ms. Nguyen for the three month period ended June 30, 2025.

On August 15, 2025, Ms. Nguyen was granted a restricted stock unit award for 871 shares of common stock of VolitionRx under the 2015 Plan, earned in six approximately equal monthly installments commencing on August 1, 2025, and are also subject to further time-based vesting in two installments of 436 units and 435 units on November 1, 2025 and February 1, 2026. These restricted stock units were granted in lieu of cash compensation that would otherwise have been owed to Ms. Nguyen for the three month period ended December 31, 2025.

As of December 31, 2025, Ms. Nguyen had (i) options to purchase 432 shares of common stock, and (ii) restricted stock units for 1,755 shares of common stock.

(7) On September 30, 2024, Dr. Rubin entered into an Independent Director Agreement with VolitionRx, or the Rubin Independent Director Agreement, pursuant to which Dr. Rubin will continue to serve as a member of the Company’s board of directors subject to any necessary approval by the Company’s stockholders as required by applicable law and the Company’s governing documents. In exchange for her services, Dr. Rubin received $10,840 per calendar quarter. Between January 1, 2025 and December 31, 2025, Dr. Rubin elected to reduce her cash compensation by $21,680 in exchange for the grant of restricted stock units on March 1, 2025, June 1, 2025 and August 15, 2025, as described below. The foregoing description of the Rubin Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.5 to this Report.

On March 1, 2025, Dr. Rubin was granted a restricted stock unit award for 495 shares of common stock of VolitionRx under the 2024 Plan, earned in three installments of approximately one-third on March 1, 2025, April 1, 2025 and May 1, 2025, and are also subject to further time-based vesting in a single installment on March 1, 2026. These restricted stock units were granted in lieu of cash compensation that would otherwise have been owed to Dr. Rubin for the three month period ended March 31, 2025.

On March 17, 2025, Dr. Rubin was granted a restricted stock unit award for 2,000 shares of common stock of VolitionRx under the 2024 Plan, vesting, subject to the achievement of certain corporate goals on or prior to June 30, 2025 and December 31, 2025, and Dr. Rubin’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On June 30, 2025 and December 31, 2025, 1,400 restricted stock units were cancelled upon the respective corporate goals not being achieved. The amounts reported in the table above have been adjusted to exclude $15,963, representing the aggregate grant date fair value of such cancelled awards.

On June 1, 2025, Dr. Rubin was granted a restricted stock unit award for 599 shares of common stock of VolitionRx under the 2015 Plan, earned in three installments of approximately one-third on June 1, 2025, July 1, 2025 and August 1, 2025, and are also subject to further time-based vesting in a single installment on August 1, 2025. These restricted stock units were granted in lieu of cash compensation that would otherwise have been owed to Dr. Rubin for the three month period ended June 30, 2025.

On August 15, 2025, Dr. Rubin was granted a restricted stock unit award for 871 shares of common stock of VolitionRx under the 2015 Plan, earned in six approximately equal monthly installments commencing on August 1, 2025, and are also subject to further time-based vesting in two installments of 436 units and 435 units on November 1, 2025 and February 1, 2026. These restricted stock units were granted in lieu of cash compensation that would otherwise have been owed to Dr. Rubin for the three month period ended December 31, 2025.

As of December 31, 2025, Dr. Rubin had restricted stock units for 2,030 shares of common stock.

(8) On November 6, 2024, Mr. Still entered into an Independent Director Agreement with VolitionRx, or the Still Independent Director Agreement, pursuant to which Mr. Still will continue to serve as a member of the Company’s board of directors and as the non-executive Chairman of the board of directors subject to any necessary approval by the Company’s stockholders as required by applicable law and the Company’s governing documents. In exchange for his services, Mr. Still received $30,000 per calendar quarter. The foregoing description of the Still Independent Director Agreement does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to Exhibit 10.30 to this Report.

On March 17, 2025, Mr. Still was granted a restricted stock unit award for 15,000 shares of common stock of VolitionRx under the 2024 Plan, vesting, subject to the achievement of certain corporate goals on or prior to June 30, 2025 and December 31, 2025, and Mr. Still’s continued service, over 3-years in three equal installments at 12 months, at 24 months, and at 36 months from the date of grant. On June 30, 2025 and December 31, 2025, 10,500 restricted stock units were cancelled upon the respective corporate goals not being achieved. The amounts reported in the table above have been adjusted to exclude $119,721, representing the aggregate grant date fair value of such cancelled awards.

As of December 31, 2025, Mr. Still had restricted stock units for 67,833 shares of common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 28, 2026, by: (i) each of our directors and director nominees; (ii) each of our named executive officers; (iii) all of our directors and director nominees, and executive officers as a group; and (iv) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. All share figures in the table below give effect to the Reverse Stock Split that became effective April 28, 2026.

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, to the best of our knowledge each beneficial owner named in the table (i) has the sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable, and (ii) has the following address: 1489 West Warm Springs Road, Suite 110, Henderson, Nevada 89014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (#)	Percent of Class(1) (%)
Directors and Named Executive Officers:
Dr. Phillip Barnes(2)	3,926	*	%
Dr. Alan Colman(3)	18,142	*	%
Mickie Henshall(4)	1,586	*	%
Guy Innes (5)	179,897	2.2%
Dr. Gaetan Michel(6)	10,370	*	%
Kim Nguyen(7)	7,726	*	%
Cameron Reynolds(8)	185,325	2.3%
Dr. Ethel Rubin(9)	2,848	*	%
Timothy Still(10)	17,343	*	%
All Directors and Executive Officers as a Group (16 Persons)(11)	579,456	7.1%

More Than 5% Stockholders:
Eight Corporation Limited(12)	600,267	7.4%
c/o Crowe Morgan 8 St. George’s Street Douglas, Isle of Man IM1 1AH
Lagoda Investment Management, L.P.(13)	626,786	7.7%
3 Columbus Circle New York, New York
Lind Global Asset Management XII LLC(14)	2,234,025	4.99(14)%
444 Madison Avenue, 41st Floor, New York, NY 10022 United States of America

26

(1)

For purposes of this table, the percent of class is based upon 8,087,955 shares of our common stock issued and outstanding as of April 28, 2026. Shares of common stock subject to stock options or warrants currently exercisable, or exercisable within 60 days of April 28, 2026, and restricted stock units which may be settled within 60 days of April 28, 2026, are deemed beneficially owned and outstanding for computing the percentage ownership of the person or entity holding such securities, but are not considered outstanding for computing the percentage ownership of any other person or entity.

(2)

Dr. Barnes’ beneficial ownership includes direct ownership of (i) 2,744 shares of common stock and (ii) options to purchase 1,182 shares of common stock that are exercisable within 60 days of April 28, 2026.

(3)

Dr. Colman’s beneficial ownership includes direct ownership of (i) 12,244 shares of common stock and (ii) options to purchase 5,898 shares of common stock that are exercisable within 60 days of April 28, 2026.

(4)	Ms. Henshall’s beneficial ownership consists of direct ownership of 1,586 shares of common stock.

(5)

Mr. Innes’ beneficial ownership includes direct ownership of (i) 51,458 shares of common stock, (ii) options to purchase 4,932 shares of common stock that are exercisable within 60 days of April 28, 2026 and (iii) warrants to purchase 4,807 shares of common stock that are exercisable within 60 days of April 28, 2026. Mr. Innes’ beneficial ownership also includes indirect ownership of (x) 30,900 shares of common stock held directly by Mr. Innes’ children, (y) 70,000 shares of common stock held directly by The Innes Family Bare Trust 2023, of which the Mr. Innes is the trustee, for the benefit of his children and (z) 17,800 shares of common stock held directly by The Dill Faulkes Educational Trust Limited, or DFET. Mr. Innes serves as a director and a trustee of DFET and shares voting and dispositive control over such shares.

(6)

Dr. Michel’s beneficial ownership includes direct ownership of (i) 6,702 shares of common stock and (ii) options to purchase 3,668 shares of common stock that are exercisable within 60 days of April 28, 2026.

(7)

Ms. Nguyen’s beneficial ownership includes direct ownership of (i) 5,766 shares of common stock and (ii) options to purchase 432 shares of common stock that are exercisable within 60 days of April 28, 2026. Ms. Nguyen’s beneficial ownership also includes indirect ownership of 1,528 shares of common stock held directly by Ms. Nguyen’s spouse.

(8)

Mr. Reynolds’ beneficial ownership includes direct ownership of (i) 107,660 shares of common stock, (ii) options to purchase 20,075 shares of common stock that are exercisable within 60 days of April 28, 2026 and (iii) warrants to purchase 5,500 shares of common stock that are exercisable within 60 days of April 28, 2026. Mr. Reynolds’ beneficial ownership also includes indirect ownership of (x) 1,704 shares of common stock held directly by Mr. Reynolds’ spouse and (y) 50,386 shares of common stock held directly by Concord International, Inc., of which Mr. Reynolds is the majority stockholder. Mr. Reynolds shares voting and dispositive control over such shares.

(9)	Dr. Rubin’s beneficial ownership consists of direct ownership of 2,848 shares of common stock.

(10)

Mr. Still’s beneficial ownership includes direct ownership of (i) 14,940 shares of common stock and (ii) warrants to purchase 2,403 shares of common stock that are exercisable within 60 days of April 28, 2026.

(11)

The number of directors and executive officers as a group includes an executive officer of the Company’s subsidiary. The amount beneficially owned by the directors and executive officers as a group consists of an aggregate of (i) 457,509 shares of common stock, (ii) options to purchase 93,737 shares of common stock that are exercisable within 60 days of April 28, 2026 and (iii) warrants to purchase 28,210 shares of common stock that are exercisable within 60 days of April 28, 2026.

(12)

Based on the information contained in the Form 4 filed with the SEC on January 3, 2024, and retroactively adjusted to reflect the Reverse Stock Split, Eight Corporation Limited, or Eight, which is a director of Cotterford Company Limited, or Cotterford, and Hever Investments Limited, or Hever, beneficially owns 600,267 shares of common stock, including those held by Cotterford and Hever. Amy Slee is a director of Eight and Hever and holds dispositive and voting control over the shares of common stock beneficially owned by Cotterford and Hever.

(13)

Based on the information contained in Amendment No. 4 to the Schedule 13G filed with the SEC on February 17, 2026, and retroactively adjusted to reflect the Reverse Stock Split, Lagoda Investment Management, L.P. serves as the investment manager to certain managed accounts, which beneficially own (i) 573,181 shares of common stock, and (ii) warrants to purchase 53,606 shares of common stock that are exercisable within 60 days of April 28, 2026. Fatima Dickey, as the sole member of Lagoda Investment Management, LLC, the General Partner of Lagoda Investment Management, L.P., possesses sole voting and dispositive power over such shares.

(14)

Beneficial ownership consists of (i) 266,204 shares of common stock which are issuable upon conversion at the conversion price of the senior secured convertible promissory note, dated May 20, 2025, or the 2025 Note, (ii) 651,042 shares of common stock, which are issuable upon exercise of the common stock purchase warrant, dated May 20, 2025, or the 2025 Warrant, (iii) 210,011 shares of common stock, which are issuable upon conversion at the conversion price of the senior secured convertible promissory note, dated January 15, 2026, or the 2026 Note, (iv) 350,018 shares of common stock, which are issuable upon exercise of the common stock purchase warrant, dated January 15, 2026, or the 2026 Warrant, and (v) 756,752 shares of common stock issued in connection with installment payments under the 2025 Note. The 2025 Note, the 2026 Note, the 2025 Warrant, and the 2026 Warrant contain provisions preventing the conversion or exercise thereof to the extent such conversion or exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock (or 9.99% of the Company’s then outstanding shares of common stock to the extent that the holder, together with its affiliates, beneficially owns in excess of 4.99% of shares of the Company’s then outstanding shares of common stock at the time of such exercise or conversion), or the Contractual Limitation. In addition, the 2025 Note, the 2026 Note, the 2025 Warrant, and the 2026 Warrant contain provisions preventing the number of shares of common stock issuable upon conversion or exercise thereof, if such conversion or exercise would result in the holder obtaining greater than 19.99% of the Company’s voting securities, or the 19.99% Limitation.  However, following approval by the Company’s stockholders on March 31, 2026, the 19.99% Limitation no longer applies. The number of shares of common stock set forth in the second column in the table above does not give effect to the Contractual Limitation or the 19.99% Limitation, and (ii) the third column in the table above gives effect to the Contractual Limitation. The 2025 Note, 2026 Note, 2025 Warrant, and 2026 Warrant are directly owned by Lind Global Asset Management XII LLC, or Lind. Jeff Easton is the Managing Member of The Lind Partners, LLC, which is the Investment Manager of Lind, and in such capacity has the right to vote and dispose of the securities held by Lind. Mr. Easton disclaims beneficial ownership over the securities listed except to the extent of his pecuniary interest therein. The address for Lind is 444 Madison Avenue, 41st Floor, New York, NY  10022.

Changes in Control

We are not aware of any arrangements that have resulted, or may at a subsequent date result, in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the securities authorized for issuance under our equity compensation plans as of December 31, 2025. The 2024 Plan replaced the 2015 Plan which was also approved by the stockholders. No further grants will be made under the 2015 Plan.  While the stockholders approved the 2024 Plan, in July 2024, the Company continued to make grants under the 2015 Plan (as well as under the 2024 Plan) until the expiry of the 2015 Plan on August 18, 2025. The following table sets forth information about the securities authorized for issuance under our equity compensation plans as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
- 2011 Equity Incentive Plan	0	—		—
- 2015 Stock Incentive Plan	246,077	$77.20	(1)	—
- 2024 Stock Incentive Plan	115,544	—	(2)	248,206
Equity compensation plans not approved by security holders(3)	106,820	$32.38		—
Total	468,441			248,206

(1)	The weighted-average exercise price does not take into account 64,769 shares of common stock issuable upon vesting of outstanding restricted stock units, which have no exercise price.
(2)	Consists of restricted stock unit awards for shares of common stock, which have no exercise price
(3)

Consists of warrants to purchase (i) 20,700 shares of the Company’s common stock issued as a material inducement to certain employees for entering into employment with the Company and/or its subsidiaries, (ii) 22,425 shares of the Company’s common stock issued as compensation to the representative of the underwriters pursuant to an underwritten public offering, (iii) 19,091 shares of the Company’s common stock issued as compensation to the representatives of the placement agent pursuant to a registered direct offering, and (iv) 44,604 shares of the Company’s common stock issued as compensation to the representatives of the placement agent pursuant to an underwritten offering.

The aggregate number of warrants issued to employees is comprised of (a) 6,250 warrants to purchase shares of common stock that vested as of January 1, 2022 and expire on January 1, 2027, with an exercise price of $79.00 per share, (b) 9,250 warrants to purchase shares of common stock that vested as of February 1, 2022 and expire on February 1, 2027, with an exercise price of $98.00 per share, (c) 2,500 warrants to purchase shares that vested as of September 1, 2021 and expire on March 1, 2026, with an exercise price of $69.00 per share, (d) 1,350 warrants to purchase shares of common stock that vested as of April 4, 2023 and expire on April 4, 2028, with an exercise price of $61.00 per share, and (e) 1,350 warrants to purchase shares of common stock that vest on April 4, 2024 and expire on April 4, 2029, with an exercise price of $61.00 per share.

The aggregate number of warrants issued to underwriters pursuant to the underwritten public offering is comprised of (a) 19,500 warrants to purchase shares of common stock that vested as of December 4, 2023 and expire on June 5, 2028, with an exercise price of $40.00 per share, and (b) 2,925 warrants to purchase shares of common stock that vested as of December 20, 2023 and expire on June 23, 2028, with an exercise price of $40.00 per share.

The aggregate number of warrants issued as compensation to the representatives of the placement agent pursuant to a registered direct offering is comprised of 19,091 warrants to purchase shares of common stock that vested as of February 12, 2025, and expire on August 8, 2029, with an exercise price of $13.75 per share.

The aggregate number of warrants issued to underwriters pursuant to the underwritten public offering is comprised of 44,604 warrants to purchase shares of common stock that vested as of November 7, 2025 and expire on October 10, 2030, with an exercise price of $12.60 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11.  Executive Compensation – Employment and Consulting Agreements of this Report.

We provide indemnification to our directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Under our Restated Bylaws and Restated Certificate, we are required to indemnify our directors and officers to the extent permitted by Delaware law. Additionally, as part of the engagement letters and/or Independent Director Agreements with each of our directors and/or executive officers, certain indemnification provisions may require us, among other things, to indemnify our directors and executive officers for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of his or her service as one of our directors or officers.

Participation in December 2024 Registered Direct Offering

On December 5, 2024, we entered into a securities purchase agreement with several purchasers, pursuant to which we issued and sold to such purchasers, in a registered direct offering, an aggregate of (i) 22,283 shares of our common stock to certain of our directors and executive officers (collectively, the “December RDO Insiders”) at an offering price of $11.444 per share (the “December Insider Shares”), and (ii) 142,870 shares of common stock (the “December Warrant Investor Shares” and, together with the December Insider Shares, the “December 2024 Shares”), together with common stock purchase warrants to purchase up to 142,870 shares of common stock (the “Form A Warrants”) and common stock purchase warrants to purchase up to 71,435 shares of common stock (the “Form B Warrants” and, together with the Form A Warrants, the “December 2024 Warrants”), at a combined offering price of $11.444 per Warrant Investor Share and accompanying Warrants. The December RDO Insiders did not receive any Warrants in the offering. The gross proceeds received by the Company for the issuance and sale of the December 2024 Shares and the December 2024 Warrants was $1.9 million, before deducting offering expenses of $0.1 million paid by the Company.

Participation in March 2025 Registered Direct Offering

On March 24, 2025, we entered into a securities purchase agreement with several purchasers, pursuant to which we issued and sold to such purchasers, in a registered direct offering, an aggregate of (i) 118,182 shares of our common stock to certain of our directors and executive officers, and certain of our existing stockholders (collectively, the “March RDO Insiders”) at an offering price of $11.00 per share (the “March Insider Shares”), and (ii) 86,955 shares of common stock (the “March Warrant Investor Shares” and, together with the March Insider Shares, the “March 2025 Shares”), together with common stock purchase warrants to purchase up to 86,955 shares of common stock (the “March 2025 Warrants”), at a combined offering price of $11.00 per Warrant Investor Share and accompanying March 2025 Warrant, to certain other existing stockholders of the Company and new investors. The March RDO Insiders did not receive any Warrants in the offering. The gross proceeds received by the Company for the issuance and sale of the March 2025 Shares and the March 2025 Warrants was $2.3 million, before deducting offering expenses of $0.1 million paid by the Company.

Lagoda Investment Management, L.P. (“Lagoda”), a beneficial owner of more than 5% of the Company’s outstanding common stock and a related person as defined in Item 404(a) of Regulation S-K, participated in the offering through certain of its managed accounts. Such accounts purchased an aggregate of 100,000 Insider Shares for an aggregate purchase price of $1.1 million and did not receive any March 2025 Warrants. The offering was made directly to a limited number of institutional and accredited investors and was not broadly offered to all stockholders. The terms of the offering, including the purchase price and rights associated with the shares, were the same for all investors, including Lagoda’s managed accounts, except that Lagoda’s managed accounts did not receive any of the March 2025 Warrants. The participation of Lagoda in the offering was reviewed and approved by the Audit Committee of the board of directors.

Participation in August 2025 Registered Direct Offering

On August 4, 2025, we entered into a securities purchase agreement with several purchasers, pursuant to which we issued and sold to such purchasers, in a registered direct offering, an aggregate of (i) 7,813 shares of our common stock to certain of our directors and executive officers, and certain of our existing stockholders (collectively, the “August RDO Insiders”) at an offering price of $12.80 per share (the “August Insider Shares”), and (ii) 86,719 shares of common stock (the “August Warrant Investor Shares” and, together with the August Insider Shares, the “August 2025 Shares”), together with common stock purchase warrants to purchase up to 86,719 shares of common stock (the “August 2025 Warrants”), at a combined offering price of $12.80 per August Warrant Investor Share and accompanying August 2025 Warrant, to certain other existing stockholders of the Company. The August RDO Insiders did not receive any warrants in the offering. The gross proceeds received by the Company for the issuance and sale of the August 2025 Shares and the August 2025 Warrants was $1.21 million, before deducting offering expenses of $0.1 million paid by the Company.

Participation in October 2025 Confidentially Marketed Public Offering

On October 10, 2025, we entered into an underwriting agreement with Newbridge Securities Corporation (“Newbridge”) in connection with an underwritten public offering of 577,500 shares of our common stock, together with accompanying common stock purchase warrants to purchase up to an aggregate of 577,500 shares of common stock (the “October 2025 Warrants”) at a combined offering price to the public of $10.40 per share of common stock (with $0.20 allocated to the warrant), less an underwriting commission of 7.0%. The net proceeds received by the Company for the sale and issuance of the shares were approximately $5.4 million, after deducting estimated offering expenses paid by the Company, and assuming no exercise of the October 2025 Warrants.

On November 7, 2025, the Company and Newbridge entered into an amendment to the underwriting agreement to modify the terms of the over-allotment option.

Cameron Reynolds, Guy Innes and Timothy Still, each a member of our board of directors and a related person as defined in Item 404(a) of Regulation S-K, participated in the offering, and purchased an aggregate of 12,712 shares of our common stock, together with the accompanying common stock purchase warrants, for an aggregate purchase price of $132,200.  The terms of the offering, including the purchase price and rights associated with the shares and accompanying warrant, were the same for all investors, including our directors. The participation of certain of our directors in the offering was reviewed and approved by the Audit Committee of the board of directors.

Lagoda, a beneficial owner of more than 5% of the Company’s outstanding common stock and a related person as defined in Item 404(a) of Regulation S-K, participated in the offering through certain of its managed accounts. Such accounts purchased an aggregate of 53,606 shares, together with the accompanying common stock purchase warrants, for an aggregate purchase price of $557,494.

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

The board of directors has affirmatively determined that each of Drs. Barnes, Colman and Rubin, Mss. Henshall and Nguyen, and Messrs. Still and Innes, is an independent director under the NYSE American Company Guide. In addition, the members of the Audit Committee are independent directors pursuant to the heightened independence criteria for members of Audit Committees set forth in the applicable SEC rules.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Sadler, Gibb & Associates LLC, for each of our last two years for the categories of services indicated.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees	$174,436	$116,750
Audit-Related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$174,436	$116,750

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

Audit-Related Fees

Represents the aggregate fees billed to us in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements that are not already reported in Audit Fees. These services include accounting consultations and attestation services that are not required by statute.  There were no fees billed under "Audit-Related Fees" in the last two fiscal years.

Tax Fees

Represents the aggregate fees billed to us in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning. There were no fees billed under "Tax Fees" in the last two fiscal years.

All Other Fees

Represents the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountants to us, excluding those enumerated above. There were no fees billed under "All Other Fees" in the last two fiscal years.

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

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Amendment No. 1:

1.	Financial Statements. Included in Part II, Item 8 of the Original Report.

2.	Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. The following is a list of exhibits filed as part of this Amendment No. 1:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement for Sale and Purchase of Shares by and between Singapore Volition and ValiRX, dated September 22, 2010.	8-K/A	000-30402	2.1	5/8/12
2.2	Supplementary Agreement to the Share Purchase Agreement, by and between Singapore Volition and ValiRX, dated June 9, 2011.	8-K/A	000-30402	10.15	1/11/12
2.3	Share Exchange Agreement by and among Standard Capital Corporation, the controlling shareholders of Standard Capital Corporation, Singapore Volition and the shareholders of Singapore Volition, dated September 26, 2011.	8-K	000-30402	2.1	9/29/11
2.4	Agreement, Consent and Waiver by and between Standard Capital Corporation and its Shareholders, dated September 27, 2011.	8-K/A	000-30402	10.28	4/5/12
3.1	Second Amended and Restated Certificate of Incorporation, as amended and currently in effect.	S-3	333-288508	3.1	7/3/25
3.2	Amended and Restated Bylaws, as currently in effect.	10-Q	001-36833	3.2	5/13/24
4.1	Description of Capital Stock.	S-3	333-288508	4.1	7/3/25
4.2#†	Common Stock Warrant issued by VolitionRx Limited to Gael Forterre, dated January 1, 2021.	10-K	001-36833	10.18	3/22/21
4.3	Form of Underwriter Warrant issued to Prime Executions, Inc. dba Freedom Capital Markets.	8-K	001-36833	4.1	6/5/23
4.4	Form of Series A Common Stock Warrant.	8-K	001-36833	4.2	8/12/24
4.5	Form of Series B Common Stock Warrant.	8-K	001-36833	4.3	8/12/24
4.6	Form of Form A Common Stock Purchase Warrant.	8-K	001-36833	4.1	12/9/24
4.7	Form of Form B Common Stock Purchase Warrant.	8-K	001-36833	4.2	12/9/24
4.8	Form of Common Stock Purchase Warrant dated March 26, 2025.	8-K	001-36833	4.1	3/26/25

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.9	Form of Senior Secured Convertible Promissory Note, dated May 15, 2025 issued by the Company to Lind Global Asset Management XII LLC.	10-Q	001-36833	10.3	5/15/25
4.10	Form of Common Stock Purchase Warrant, dated May 15, 2025 issued by the Company to Lind Global Asset Management XII LLC.	10-Q	001-36833	10.4	5/15/25
4.11	Form of Common Stock Purchase Warrant dated August 5, 2025.	8-K	001-36833	4.1	8/4/25
4.12	Form of Common Stock Purchase Warrant dated October 14, 2025.	8-K	001-36833	4.1	10/14/25
4.13	Form of Underwriter Common Stock Purchase Warrant.	8-K	001-36833	4.2	10/14/25
4.14	Warrant Agent Agreement, dated October 14, 2025, by and between the Company and VStock Transfer, LLC.	8-K	001-36833	4.3	10/14/25
4.15	Form of Common Stock Purchase Warrant issued September 18, 2025.	10-Q	001-36833	4.3	11/13/25
4.16	Form of Senior Security Convertible Promissory Note, dated January 2026, issued by the Company to Lind Global Asset Management XII LLC.	8-K	001-36833	10.2	1/8/26
4.17	Form of Common Stock Purchase Warrant, dated January 2026, issued by the Company to Lind Global Asset Management XII LLC.	8-K	001-36833	4.1	1/8/26
10.1	Non-Exploitation and Third-Party Patent License Agreement by and among ValiBio SA, ValiRX plc and The Walloon Region, dated December 17, 2009.	8-K/A	000-30402	10.6	2/24/12
10.2#	VolitionRx Limited 2015 Stock Incentive Plan, as amended April 17, 2023.	8-K	001-36833	10.1	6/30/23
10.3#	Form of Notice of Stock Option Grant and Stock Option Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.2	10/14/16
10.4#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the VolitionRx Limited 2015 Stock Incentive Plan.	S-8	333-214118	10.6	10/14/16
10.5#	Form of Independent Director Agreement.	10-Q	001-36833	10.33	5/12/15
10.6	Real Estate Capital Lease Agreement, by and between Belgian Volition and ING Asset Finance Belgium S.A., dated October 4, 2016 (English translation of French original).	8-K	001-36833	10.1	10/31/16
10.7#	Employment Agreement, by and between Volition Diagnostics UK Limited and Jacob Micallef, dated March 7, 2017.	10-K	001-36833	10.28	3/10/17

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Unsecured Credit Agreement, by and among VolitionRx Limited, SPRL Belgian Volition and Wallonne de Financement a l’ Exportation et de l’Internationalisation des Enterprises Wallones (English translation of French original), dated September 20, 2017.	8-K	001-36833	10.1	9/21/17
10.9	Clinical Study Agreement, by and between Volition America, Inc. and the Regents of the University of Michigan, dated July 17, 2017.	10-Q	001-36833	10.1	11/09/17
10.10	Amendment #1 to Clinical Study Agreement, by and between Volition America, Inc. and the Regents of the University of Michigan, dated February 17, 2020.	10-K	001-36833	10.22	2/20/20
10.11†	Singapore Volition Pte. Limited Employment Agreement Group Chief Financial Officer, by and between Singapore Volition Pte. Limited and Terig Hughes, dated January 27, 2021 and effective February 1, 2021, including the form of Common Stock Warrant attached as Schedule 2.	10-K	001-36833	10.19	3/22/21
10.12#†	Volition America, Inc. Employment Agreement Group Chief Commercial Officer, by and between Volition America and Gael Forterre, dated February 1, 2021.	10-K	001-36833	10.20	3/22/21
10.13#	Volition Veterinary Diagnostics Development, LLC Employment Agreement Chief Executive Officer, by and between Volition Veterinary Diagnostics Development, LLC and Salvatore Thomas Butera, dated March 25, 2021.	10-Q	001-36833	10.6	5/11/21
10.14#	Volition America, Inc. Employment Agreement Chief Operating Officer, by and between Volition America, Inc. and Gaetan Michel, dated September 15, 2021.	10-Q	001-36833	10.1	11/10/21
10.15#†	Consulting Services Agreement, by and between Volition Global Services SRL and 3F Management SPRL (Gaetan Michel), dated September 15, 2021.	10-Q	001-36833	10.2	11/10/21
10.16#	Employment Agreement Group General Counsel, by and between Volition Diagnostics UK Limited and Nick Plummer, dated August 23, 2021.	10-Q	001-36833	10.3	11/10/21
10.17†	Master License and Product Supply Agreement, by and between Belgian Volition SRL and Heska Corporation, dated March 28, 2022.	10-Q	001-36833	10.1	5/11/22
10.18	Equity Distribution Agreement, by and between VolitionRx Limited and Jefferies LLC, dated May 20, 2022.	8-K	001-36833	1.1	5/20/22

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19#	Singapore Volition Pte. Limited Employment Agreement Group Chief Executive Officer, by and between Singapore Volition and Cameron Reynolds, dated March 13, 2023.	10-K	001-36833	10.27	3/15/23
10.20#	2024 Stock Incentive Plan.	8-K	001-36833	10.1	7/3/24
10.21#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(a)	7/24/24
10.22#	Form of Notice of Performance Shares Award and Performance Shares Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(b)	7/24/24
10.23#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(c)	7/24/24
10.24#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(d)	7/24/24
10.25#	Form of Notice of Stock Appreciation Right Award and Stock Appreciation Right Award Agreement under the 2024 Stock Incentive Plan.	S-8	333-280974	99.1(e)	7/24/24
10.26#	Form of Notice of Stock Bonus Award and Stock Bonus Award Agreement under the 2024 Stock Incentive Plan	S-8	333-280974	99.1(f)	7/24/24
10.27	Form of Securities Purchase Agreement, dated August 8, 2024, by and between the Company and the purchaser party thereto.	8-K	001-36833	10.1	8/12/24
10.28#†	Permanent employment contract, by and among Belgian Volition SPRL and Gaetan Michel, effective September 2, 2024.	10-Q	001-36833	10.3	11/14/24
10.29#†	First amendment to Consulting Services Agreement, between Volition Global Services SRL and 3F Management SPRL, effective September 1, 2024.	10-Q	001-36833	10.4	11/14/24
10.30#†	Independent Director Agreement, dated November 6, 2024, by and between the Company and Timothy I. Still	10-K	001-36833	10.43	3/31/25
10.31	Securities Purchase Agreement, dated as of December 5, 2024, by and among the Company and the purchasers on the signature pages thereto.	8-K	001-36833	10.1	12/9/24
10.32†	Form of Securities Purchase Agreement, dated March 24, 2025, by and among the Company and the purchasers on the signature page thereto.	8-K	001-36833	10.1	3/26/25
10.33	Capital on DemandTM Sales Agreement, dated April 22, 2025, by and between the Company and Jones Trading Institutional Services, LLC.	8-K	001-36833	1.1	4/22/25

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34	Amendment No. 1 to Capital on DemandTM Sales Agreement dated April 22, 2025, by and between the Company and Jones Trading Institutional Services, LLC.	10-Q/A	001-36833	10.2	8/15/25
10.35	Securities Purchase Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC, as amended June 26,2025.	S-3	333-288508	4.3	7/3/25
10.36	Security Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.5	5/15/25
10.37	Guaranty, dated May 15, 2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.6	5/15/25
10.38	Pledge Agreement, dated May 15, 2025, by and between the Company and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.7	5/15/25
10.39	Guarantor Security Agreement, dated May 15,2025, by and among Singapore Volition Pte. Limited, Volition Global Services SRL, Belgian Volition SRL, Volition Diagnostics UK Limited, Volition America, Inc. and Volition Veterinary Diagnostics Development LLC, and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.8	5/15/25
10.40	Pledge Agreement, dated May 15, 2025, by and between Singapore Volition Pte. Limited and Lind Global Asset Management XII LLC.	10-Q	001-36833	10.11	5/15/25
10.41‡	Form of Securities Purchase Agreement, dated as of August 1, 2025, by and among the Company and the purchasers on the signature pages thereto.	8-K	001-36833	10.1	8/4/25
10.42	Underwriting Agreement, dated October 10, 2025, by and between the Company and Newbridge Securities Corporation.	8-K	001-36833	1.1	10/14/25
10.43	Amendment to the Underwriting Agreement, dated October 10, 2025, by and between the Company and Newbridge Securities Corporation.	8-K	001-36833	1.1	11/13/25
10.44	Amended and Restated Securities Purchase Agreement, dated January 7, 2026, by and between the Company and Lind Global Asset Management XII LLC.	8-K	001-36833	10.1	1/8/26
19.1	Insider Trading Policy.	10-K	001-36833	19.1	3/31/25
21.1	List of Subsidiaries.	10-K	001-36833	21.1	3/31/26
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36833	23.1	3/31/26

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
24.1	Power of Attorney (included on the signature page of the Original Report).	10-K	001-36833	24.1	3/31/26
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	10-K	001-36833	31.1	3/31/26
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	10-K	001-36833	31.2	3/31/26
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36833	32.1	3/31/26
97.1	Clawback and Forfeiture Policy	10-K	001-36833	97.1	3/25/24

10.1 INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates a management contract or compensatory plan or arrangement.
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

*

The certifications previously furnished as Exhibit 32.1 in the Original Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant's filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VOLITIONRX LIMITED

Dated: April 30, 2026	By:	/s/ Cameron Reynolds
Cameron Reynolds
President, Chief Executive Officer and Director

