Form 10-Q
period 2026-03-31
VOLITIONRX LTD
filed 2026-05-14
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were  8,330,270 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,”  and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words).  In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; and statements relating to the assumptions underlying any of the foregoing.  We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

For additional information, refer to the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” within this Report, as well as in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026 (our “Annual Report”), and the other documents that we have filed with the SEC.

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

5

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	March 31,	December 31,
	2026	2025
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	3,102,817	1,117,028
Accounts receivable	252,242	317,808
Prepaid expenses	870,138	433,680
Other current assets	291,194	192,409
Total Current Assets	4,516,391	2,060,925

Property and equipment, net	3,771,181	4,027,849
Operating lease right-of-use assets	430,010	495,749
Intangible assets, net	318,901	316,704
Total Assets	9,036,483	6,901,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	3,718,795	2,918,768
Accrued liabilities	3,870,169	4,211,828
Deferred revenue	353,846	353,846
Management and directors’ fees payable	68,783	80,939
Current portion of long-term debt	940,258	890,571
Current portion of finance lease liabilities	53,711	54,377
Current portion of operating lease liabilities	250,117	250,336
Current portion of grant repayable	114,825	117,093
Warrant liability	7,562	20,978
Derivative Liability	869,200	913,742
Current portion of convertible note payable, net	3,320,155	2,418,275
Total Current Liabilities	13,567,421	12,230,753

Long-term debt, net of current portion	6,351,763	5,818,354
Deferred revenue, net of current portion	21,225,421	21,938,462
Finance lease liabilities, net of current portion	298,384	317,859
Operating lease liabilities, net of current portion	208,660	276,558
Grant repayable, net of current portion	464,927	473,652
Convertible note payable, net of current portion	279,836	1,438,400
Total Long-Term Liabilities	28,828,991	30,263,285
Total Liabilities	42,396,412	42,494,038

Stockholders' Deficit
Common Stock
Authorized: 325,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 7,930,612 shares and 6,288,988 shares, respectively	7,931	6,289
Additional paid-in capital	227,744,249	218,943,759
Accumulated other comprehensive income	(160,764)	(295,071)
Accumulated deficit	(259,566,144)	(252,901,370)
Total VolitionRx limited Stockholders' Deficit	(31,974,728)	(34,246,393)
Non-controlling interest	(1,385,201)	(1,346,418)
Total Stockholders’ Deficit	(33,359,929)	(35,592,811)

Total Liabilities and Stockholders’ Deficit	9,036,483	6,901,227

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended March 31,
	2026	2025
	$	$
Revenues
Service	58,949	115,476
Product	926,127	130,909
Total Revenues	985,076	246,385
Operating Expenses
Research and development	2,852,251	2,607,444
General and administrative	2,629,826	2,243,362
Sales and marketing	851,851	917,299
Total Operating Expenses	6,333,928	5,768,105
Operating Loss	(5,348,852)	(5,521,720)
Other Income (Expense)
Grant income	120,531	121,566
Interest income	16	158
Interest expense	(125,842)	(96,669)
Amortization of debt discount	(450,134)	-
Gain on change in fair value of warrant liability	13,416	20,038
Gain on change in fair value of derivative liability	98,642	-
Loss on extinguishment of debt	(1,011,334)	-
Total Other Income (Expenses)	(1,354,705)	45,093
Net Loss	(6,703,557)	(5,476,627)
Net Loss Attributable to Non-Controlling Interest	38,783	52,868
Net Loss Attributable to VolitionRx Stockholders	(6,664,774)	(5,423,759)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	134,307	(253,929)
Net Comprehensive Loss	(6,569,250)	(5,730,556)
Loss Per Common Share – Attributable to Common Stockholders - Basic and Diluted	(0.97)	(1.12)
Weighted Average Shares Outstanding – Basic and Diluted	6,882,744	4,826,803

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three Months Ended March 31, 2026 and March 31, 2025

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2025	6,288,988	6,289	218,943,759	(295,071)	(252,901,370)	(1,346,418)	(35,592,811)

Common stock issued for cash, net of issuance costs	1,000,681	1,001	5,172,803	-	-	-	5,173,804
Common stock issued for settlement of RSUs	25,915	26	(26)	-	-	-	-
Issuance of warrants in connection with convertible note offering	-	-	615,852	-	-	-	615,852
Fair value of common stock issued for Convertible note settlement	-	-	2,803,200	-	-	-	2,803,200
Common stock issued for settlement of Convertible note repayments	615,028	615	(615)	-	-	-	-
Stock-based compensation	-	-	224,982	-	-	-	224,982
Tax withholdings paid related to stock-based compensation	-	-	(15,706)	-	-	-	(15,706)
Foreign currency translation	-	-	-	134,307	-	-	134,307
Net loss for the period	-	-	-	-	(6,664,774)	(38,783)	(6,703,557)
Balance, March 31, 2026	7,930,612	7,931	227,744,249	(160,764)	(259,566,144)	(1,385,201)	(33,359,929)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated Other
			Additional	Comprehensive		Non -
	Common Stock		Paid-in	Income	Accumulated	Controlling
	Shares	Amount	Capital	(Loss)	Deficit	Interest
	#	$	$	$	$	$	Total
Balance, December 31, 2024	4,804,874	4,805	204,246,287	385,631	(229,544,343)	(1,200,116)	(26,107,736)
Common stock issued for cash, net of issuance costs	227,622	227	2,384,427	-	-	-	2,384,654
Common stock issued for settlement of RSUs	4,878	5	(5)	-	-	-	-
Stock-based compensation	-	-	347,801	-	-	-	347,801
Stock-based compensation in relation to modification of options	-	-	103,573	-	-	-	103,573
Tax withholdings paid related to stock-based compensation	-	-	(24,411)	-	-	-	(24,411)
Foreign currency translation	-	-	-	(253,929)	-	-	(253,929)
Net loss for the period	-	-	-	-	(5,423,759)	(52,868)	(5,476,627)
Balance, March 31, 2025	5,037,374	5,037	207,057,672	131,702	(234,968,102)	(1,252,984)	(29,026,675)

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Three Months Ended March 31,
	2026	2025
	$	$
Operating Activities
Net loss	(6,703,557)	(5,476,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,371	251,941
Amortization of operating lease right-of-use assets	47,040	56,325
Amortization of debt discount	450,134	-
Stock-based compensation	224,981	451,374
Loss on extinguishment of debt	1,011,334	-
Gain on change in derivative liability	(98,642)	-
Gain on change in fair value of warrant liability	(13,416)	(20,038)
Changes in operating assets and liabilities:
Prepaid expenses	(436,458)	88,599
Accounts receivable	65,566	(77,256)
Other current assets	(98,785)	87,376
Deferred revenue, current and non-current	(713,041)	-
Accounts payable and accrued liabilities	850,761	372,042
Management and directors’ fees payable	(12,156)	24,306
Right-of-use assets operating leases liabilities	(61,264)	(56,060)
Net Cash Used In Operating Activities	(5,280,132)	(4,298,018)
Investing Activities
Purchases of property and equipment	(9,214)	(1,808)
Net Cash Used In Investing Activities	(9,214)	(1,808)
Financing Activities
Net proceeds from issuances of common shares	5,173,805	2,384,654
Tax withholdings paid related to stock-based compensation	(15,706)	(24,411)
Net proceeds from issuances of convertible note and warrants	1,755,000	-
Proceeds from long-term debt	962,723	1,570,176
Payments on long-term debt	(246,186)	(251,759)
Payments on finance lease obligations	(13,460)	(11,580)
Net Cash Provided By Financing Activities	7,616,176	3,667,080
Effect of foreign exchange on cash	(341,041)	(31,341)
Net change in cash and cash equivalents	1,985,789	(664,087)
Cash and cash equivalents – Beginning of the Period	1,117,028	3,264,429
Cash and cash equivalents – End of the Period	3,102,817	2,600,342

Supplemental Disclosures of Cash Flow Information
Interest paid	125,842	96,669
Non-Cash Financing Activities
Common stock issued upon settlement of vested RSUs	518	98
Fair value of derivative liability recognized upon issuance of convertible note	385,300	-
Issuance of warrants in connection with convertible note offering	615,852	-
Debt issuance costs recognized upon issuance of convertible note	645,000	-
Common stock issued for settlement of convertible loan note repayments	2,803,200	-
Offering costs from issuance of common stock	236,537	134,329
Non-cash note payable	262,552	292,470

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2026 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in the Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The preparation of the Company's Condensed Consolidated Financial Statements requires management to make certain estimates and the assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and reported amounts of revenues and expenses. Such estimates include impairment of long-lived assets, accounts receivable, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, fair value measurements of warrant and derivative liabilities, debt discounts, and going concern assessments among others. These estimates and assumptions are based on management’s judgment. Estimates and underlying assumptions are reviewed on an ongoing basis. Changes in accounting estimates may be necessary if there are changes in the circumstances or experiences on which the estimate was based or as a result of new information. Changes in estimates, including those resulting from changes in the economic environment, are reflected in the period in which the change in estimate occurs.

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

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt, a warrant liability and derivative liabilities. The carrying amounts of these items are considered Level 1 due to their short-term nature and their market interest rates, except for the warrant liability and derivative liabilities, which are considered Level 2 and are recorded at fair value at the end of each reporting period.

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

Fair Value Measurements at March 31, 2026

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability		7,562		7,562
Derivative liability May 2025		475,300		475,300
Derivative liability January 2026		393,900		393,900
	-	876,762	-	876,762

Fair Value Measurements at December 31, 2025

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability		20,978		20,978
Derivative liability May 2025		913,742		913,742
	-	934,720	-	934,720

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

As of March 31, 2026, the warrant liability was $7,562. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the three months ended March 31, 2026.

Warrant Liability
Total
$
Balance at December 31, 2024	97,886
Gain on change in fair value of warrant liability	(76,908)
Balance at December 31, 2025	20,978
Gain on change in fair value of warrant liability	(13,416)
Balance at March 31, 2026	7,562

As of March 31, 2026, the derivative liability related to the May 2025 Lind Note (as defined below) was $475,300. The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis for the three months ended March 31, 2026.

Derivative Liability - May 2025
Total
$
Balance at December 31, 2024	-
Initial fair value of embedded derivative liability upon issuance of convertible note	1,042,471
Gain on change in fair value of derivative liability	(128,729)
Balance at December 31, 2025	913,742
Conversion of debt	(331,200)
Gain on change in fair value of derivative liability	(107,242)
Balance at March 31, 2026	475,300

As of March 31, 2026, the derivative liability was $393,900. The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis for the three months ended March 31, 2026.

Derivative Liability - January 2026
Total
$
Initial fair value of embedded derivative liability upon issuance of convertible note	385,300
Loss on change in fair value of derivative liability	8,600
Balance at March 31, 2026	393,900

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For all periods presented, basic and diluted net loss per share and weighted average shares outstanding have been retrospectively adjusted to reflect the reverse stock split described above. As of March 31, 2026, 3,848,805 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

Reverse stock split

In April 2026, following stockholder approval, the Company effected a one-for-twenty reverse stock split of its issued and outstanding common stock, par value $0.001 per share (the “Reverse Stock Split”). On April 27, 2026, the Company filed a Certificate of Third Amendment to its Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect the Reverse Stock Split, which became effective at 12:01 a.m. Eastern Time on April 28, 2026. The Company’s common stock began trading on a post-split basis on April 28, 2026. As a result of the Reverse Stock Split, every twenty shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and each stockholder who otherwise would have been entitled to receive a fractional share received one whole share of common stock in lieu of such fractional share. Accordingly, all share and per-share amounts for all periods presented in these Condensed Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split. In addition, all outstanding equity awards, warrants, convertible notes and other equity securities and instruments outstanding immediately prior to the Reverse Stock Split have been proportionately adjusted to reflect the Reverse Stock Split, to the extent required by their respective terms.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 2 – Liquidity and Going Concern Assessment

The Company's condensed consolidated financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Management assesses liquidity and going concern uncertainty in the Company’s condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings under financing arrangements, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period,” as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management considered various scenarios, forecasts, projections, estimates and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs, its expected debt service and convertible note repayment obligations, and its ability to raise additional capital, if necessary, among other factors.

For the three months ended March 31, 2026, the Company incurred a net loss of $6.7 million and used cash flows in operating activities of $5.3 million. As of March 31, 2026, the Company had cash and cash equivalents of $3.1 million and an accumulated deficit of $259.6 million. As of March 31, 2026, the Company also had a stockholders’ deficit of $33.4 million and current liabilities of $13.6 million, including current portions of debt and convertible note obligation.

Subsequent to March 31, 2026, and through the date these condensed consolidated financial statements were issued, the Company received net proceeds of approximately $0.6 million from sales of common stock under its at-the-market offering program. See Note 9, Subsequent Events.

The Company has generated operating losses and has experienced negative cash flows from operations since inception. The Company has not generated significant revenues and expects to incur further losses in the future, particularly from continued development of its clinical-stage diagnostic tests and commercialization activities. The future of the Company as an operating business will depend on its ability to obtain sufficient capital through equity or debt financings, licensing or distribution arrangements, or other strategic transactions and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by (a) granting licenses and/or distribution rights to third parties in exchange for specified up-front milestones, royalty, or other payments, (b) obtaining additional financing through debt or equity transactions, (c) securing additional grant funds, and (d) developing and commercializing its products in an efficient manner. Management continues to exercise tight cost controls to conserve cash. As part of the Company’s cash conservation efforts, directors and certain employees have elected to exchange a portion of their fees earned or paid in cash or salary, respectively, for RSUs in the Company for a period of up to six months.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and to eventually attain profitable operations.

Management assessed the mitigating effect of these plans to determine if it is probable that the plans would be effectively implemented within one year after the condensed consolidated financial statements are issued and when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of the Company’s plans will result in the necessary funding to continue current operations and satisfy current and expected debt obligations. The Company has implemented short-term cash preservation and cost-saving initiatives to conserve cash. Although the Company has raised additional capital subsequent to March 31, 2026, management expects that additional funding will be required to continue current operations and satisfy current and expected obligations during the look-forward period. The Company concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of March 31, 2026 and December 31, 2025:

		March 31, 2026	December 31, 2025
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	642,644	658,088
Laboratory equipment	5 years	4,981,712	5,042,403
Office furniture and equipment	5 years	392,469	398,679
Buildings	30 years	2,204,329	2,246,138
Building improvements	5-15 years	1,899,254	1,935,277
Land	Not amortized	138,191	140,812
Total property and equipment		10,258,599	10,421,397
Less accumulated depreciation		6,487,418	6,393,548
Total property and equipment, net		3,771,181	4,027,849

During the three-month periods ended March 31, 2026 and March 31, 2025, the Company recognized $201,199 and $246,248, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

	March 31, 2026	December 31, 2025
	Cost $	Cost $
Patents and Licenses	1,488,181	1,513,278
Total Patents and Licenses	1,488,181	1,513,278
Less accumulated amortization	1,169,280	1,196,574
Total Patents and Licenses, net	318,901	316,704

During the three-month periods ended March 31, 2026 and March 31, 2025, the Company recognized $6,172 and $6,017, respectively, in amortization expense.

The Company amortizes the patents and licenses on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2026	$21,553
2027	$21,552
2028	$21,552
2029	$21,552
2030	$19,262
Greater than 5 years	$213,430
Total Intangible Assets	$318,901

The Company periodically reviews its long-lived assets to ensure that their carrying value does not exceed their fair market value. The Company carried out such a review in accordance with ASC 360, “Property, Plant and Equipment,” as of December 31, 2025. The result of this review confirmed that the ongoing value of the patents was not impaired as of December 31, 2025.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of March 31, 2026, the Company was authorized to issue 325 million shares of common stock, par value $0.001 per share, of which  7,930,612 and 6,288,988 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Stock Option Exercises

During the three months ended March 31, 2026, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

During the three months ended March 31, 2026, no shares of common stock expired / cancelled.

RSU Settlements

Below is a table summarizing the RSUs that vested and settled during the three months ended March 31, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	250	Jan 9, 2026	250	-
2015	1,468	Jan 15, 2026	1,468	-
2015	5,085	Feb 1, 2026	4,542	543
2015	233	Feb 22, 2026	137	96
2015	625	Mar 7, 2026	625	-
	7,661		7,022	639

Below is a table summarizing the RSUs that vested and settled during the three months ended March 31, 2026, all of which were issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	7,734	Mar 1, 2026	6,845	889
2024	14,270	Mar 17, 2026	12,047	2,223
	22,004		18,892	3,112

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2026 Equity Capital Raise

On January 7, 2026, the Company entered into an amended and restated securities purchase agreement (the “Amended SPA”) with Lind Global Asset Management XII LLC, a Delaware limited liability company (“Lind”). Under the Amended SPA, the Company received $2,000,000 in funding from Lind in exchange for the issuance to Lind of a Senior Secured Convertible Promissory Note in the principal amount of $2,400,000 (the “2026 Lind Note”) and a Common Stock Purchase Warrant for the purchase of 350,018 shares of our common stock at a price of $11.428 per share, subject to adjustment, and exercisable for five years (the “2026 Lind Warrant” and, together with the 2026 Lind Note, the “2026 Securities”). As additional consideration to Lind, the Company paid a commitment fee in the amount of $70,000, which was paid by deduction from the funding received by the Company. The Amended SPA contains customary representations and warranties of the Company and Lind, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

As previously reported, on May 15, 2025, the Company and Lind entered into a securities purchase agreement (the “Original SPA”) pursuant to which the Company issued to Lind a senior secured convertible promissory note in the principal amount of $7,500,000 (the “2025 Lind Note”) and a common stock purchase warrant to purchase 651,042 shares of common stock at a price of $13.40 per share, subject to adjustment, and exercisable for five years (collectively, the “2025 Securities”). The Amended SPA amends and restates the Original SPA to provide for the sale and issuance of the 2026 Securities, which issuance and sale is in addition to the previous issuance and sale of the 2025 Securities.

The 2026 Lind Note, which does not accrue interest, is repayable in 18 consecutive monthly installments in the amount of $133,333 beginning six months from the issuance date. While the 2026 Lind Note is outstanding, Lind may elect with respect to no more than two monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company. The monthly payments due under the 2026 Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined below), cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares of the Company’s common stock. The “Repayment Share Price” is defined in the 2026 Lind Note as 90% of the average of the five lowest daily volume weighted average prices of one share of the Company’s common stock during the 20 trading days prior to the payment date. The 2026 Lind Note sets forth certain conditions that must be satisfied before the Company may make any monthly payments in shares of common stock.

The 2026 Lind Note may be converted by Lind from time to time at a price of $11.428 per share, subject to adjustment (the “Conversion Price”), or an aggregate of 210,011 shares based upon the initial principal amount and the Conversion Price. The dollar amount of any conversions by Lind will be applied toward upcoming Lind Note payments in reverse chronological order. The 2026 Lind Note may be prepaid in whole upon written notice on any business day following 30 days after the earlier to occur of (i) the resale registration statement for the shares underlying the 2026 Lind Note being declared effective by the Securities and Exchange Commission or (ii) the date that the shares issued pursuant to conversion of the 2026 Lind Note may be immediately resold under Rule 144 without restriction on the number of shares to be sold or the manner of sale; but in the event of a prepayment notice, Lind may convert up to one-third of principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

Issuance of shares of common stock upon repayment or conversion of the 2026 Lind Note (the “Note Shares”) and upon exercise of the 2026 Lind Warrant (the “Warrant Shares”) is subject to an ownership limitation equal to 4.99% of the Company’s outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2026 Equity Capital Raise (continued)

Upon the occurrence of any Event of Default (as defined in the 2026 Lind Note), the 2026 Lind Note will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Note, subject to a reduction to 110% in certain circumstances, in addition to any other remedies under the 2026 Lind Note or the other transaction documents. Events of Default include, among others, failure of the Company to make any Note payment when due, a default in any indebtedness or adverse judgments in excess of threshold amounts, the failure of the Company to instruct its transfer agent to issue unlegended certificates in certain circumstances, the Company’s shares of common stock no longer being publicly traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in the Company’s common stock for a specified period, the announcement or consummation of a Change of Control (as defined in the Amended SPA), the failure to file reports or filings required by the SEC, and the Company’s market capitalization falling below a threshold amount for a specified period, each as defined in the 2026 Lind Note.

The 2026 Lind Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers. Additionally, unless waived by Lind, the Company shall be required to utilize a portion of the proceeds from certain specified debt or equity transactions and asset sales to repay the outstanding principal amount due under the 2026 Lind Note.

2025 Equity Capital Raise

On March 24, 2025, the Company entered into a securities purchase agreement with the several purchasers, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259783) declared effective by the SEC on November 8, 2021 (the “2021 Form S-3”), an aggregate of (i) 118,182 shares of the Company’s common stock to certain of its directors and executive officers, and certain of its existing stockholders (collectively, the “Insiders”) at an offering price of $11.00 per share (the “Insider Shares”), and (ii) 86,954 shares of common stock (the “March 2025 Warrant Investor Shares” and, together with the Insider Shares, the “March 2025 Shares”), together with common stock purchase warrants to purchase up to 86,954 shares of common stock (the “March 2025 Warrants”), at a combined offering price of $11.00 per March 2025 Warrant Investor Share and accompanying March 2025 Warrant, to certain other existing stockholders of the Company and new investors (collectively, the “Warrant Investors”). Each March 2025 Warrant has an exercise price per share of $13.20, and is exercisable on or after March 26, 2025 through and until March 26, 2030. The Insiders did not receive any March 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the March 2025 Shares and the March 2025 Warrants were $2.3 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above exclude any proceeds arising from the exercise of the March 2025 Warrants. The shares of common stock underlying the March 2025 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the March 2025 Warrants were subsequently registered pursuant to a Registration Statement on Form S-1 (File No. 333-286401) declared effective by SEC on April 15, 2025 (the “2025 Form S-1”) and were withdrawn from the 2021 Form S-3.

Shares Issued in Repayment of Convertible Notes

During the three months ended March 31, 2026, the Company issued an aggregate of 615,028 shares of common stock to Lind in repayment of amounts due under the 2025 Lind Note which resulted in a loss on extinguishment of debt of $1,011,334. The shares were issued at the applicable repayment share prices determined in accordance with the terms of the 2025 Lind Note and satisfied an aggregate of approximately $2,803,200 of repayment obligations. See Note 8 – Commitments and Contingencies—Convertible Note Payable, for additional information regarding the Company’s outstanding convertible notes, and Note 9 – Subsequent Events, for information regarding share issuances in repayment of the Company’s 2025 Lind Note made subsequent to the three months ended March 31, 2026.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2025 ATM Sales Agreement

On April 22, 2025, the Company entered into a Capital On DemandTM Sales Agreement (the "2025 ATM Sales Agreement") with JonesTrading Institutional Services, LLC ("JonesTrading") to sell shares of the Company's common stock, with an aggregate offering price of up to $7.5 million, from time to time through an "at the market" offering pursuant to the 2025 Form S-3, through JonesTrading acting as the Company's agent. On August 14, 2025, the Company entered into Amendment No. 1 to the 2025 ATM Sales Agreement to increase the maximum offering price of shares of common stock that may be offered, issued, and sold under the 2025 ATM Sales Agreement from $7.5 million to $30.0 million. Although the Company is not obligated to sell any shares under the 2025 ATM Sales Agreement, from January 1, 2026 through March 31, 2026, the Company raised aggregate proceeds (net of broker commissions and fees) of approximately $5,540,341 through the sale of 1,000,681 shares of its common stock pursuant to the 2025 ATM Sales Agreement. See Note 9 – Subsequent Events for additional details regarding sales under the 2025 ATM Sales Agreement subsequent to March 31, 2026.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Common Stock Warrants

The following table summarizes the changes in common stock warrants of the Company outstanding during the three-month period ended March 31, 2026.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	1,815,067	13.984
Granted	350,018	11.428
Expired/Cancelled	(2,500)	69.000
Outstanding at March 31, 2026	2,162,585	13.508

Exercisable at March 31, 2026	2,117,981	13.526

The following table summarizes the changes in Series A and Series B Warrants outstanding during the three-month period ended March 31, 2026.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	1,291,818	11.400
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at March 31, 2026	1,291,818	11.400

Exercisable at March 31, 2026	1,291,818	11.400

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) Common Stock Warrants (continued)

Below is a table summarizing the common stock warrants issued and outstanding as of March 31, 2026, which have an aggregate weighted average remaining contractual life of 3.59 years. The proceeds if exercised assume the warrants are exercised for cash.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
1,272,727	1,272,727	11.400	2.36	14,509,088
350,018	350,018	11.428	4.78	4,000,006
142,869	142,869	11.444	3.70	1,634,993
664,125	664,125	12.000	4.53	7,969,500
44,604	-	12.600	4.53	562,010
86,954	86,954	13.200	3.99	1,147,793
651,042	651,042	13.440	4.22	8,750,004
24,194	24,194	13.640	4.47	330,006
19,091	19,091	13.750	3.36	262,501
71,435	71,435	14.305	3.70	1,021,878
86,719	86,719	15.360	4.35	1,332,004
22,425	22,425	40.000	2.21	897,000
2,700	2,700	61.000	2.51	164,700
6,250	6,250	79.000	0.76	493,750
9,250	9,250	98.000	0.84	906,500
3,454,403	3,409,799			43,981,733

Stock-based compensation expense related to warrants of $nil and $nil was recorded in the three months ended March 31, 2026 and March 31, 2025, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $nil. As of March 31, 2026, the total intrinsic value of warrants outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options

The following table summarizes the changes in options outstanding of the Company during the three-month period ended March 31, 2026, all of which were issued pursuant to the 2015 Plan.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	181,309	77.23
Expired/Cancelled	-	-
Outstanding at March 31, 2026	181,309	77.23

Exercisable at March 31, 2026	181,309	77.23

Below is a table summarizing the options issued and outstanding as of March 31, 2026, all of which were issued pursuant to the 2015 Plan and which have an aggregate weighted average remaining contractual life of 2.71 years. As of March 31, 2026, an aggregate of 9,700,000 shares of common stock were authorized for issuance under the 2015 Plan, of which no shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
24,750	24,750	65.00	2.87	1,608,750
39,009	39,009	68.00	5.34	2,652,612
32,750	32,750	72.00	4.12	2,358,000
51,542	51,542	80.00	0.94	4,123,348
4,458	4,458	87.60	1.82	390,534
2,500	2,500	96.00	0.76	240,000
26,300	26,300	100.00	0.99	2,630,000
181,309	181,309			14,003,244

Stock-based compensation expense related to stock options of $nil and $nil was recorded in the three months ended March 31, 2026 and March 31, 2025, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $nil. As of March 31, 2026, the total intrinsic value of stock options outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2026, all of which were issued pursuant to the 2015 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2025	64,768	13.67
Granted	-	-
Vested/Settled	(7,661)	13.67
Cancelled / Forfeited	-	-
Outstanding at March 31, 2026	57,107	13.67

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2026, all of which were issued pursuant to the 2015 Plan and which have an aggregate weighted average remaining contractual life of 0.89 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
500	12.020	1.00
13,334	12.040	1.10
1,667	12.602	1.29
22,500	13.500	1.05
14,141	14.000	0.50
3,733	14.850	0.65
233	19.414	0.90
233	26.400	0.28
433	31.600	0.21
333	34.400	-
57,107

Stock-based compensation expense related to RSUs of $224,982 and $347,800 was recorded in the three months ended March 31, 2026 and March 31, 2025, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $971,643.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs vested and settled during the three months ended March 31, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	250	Jan 9, 2026	250	-
2015	1,468	Jan 15, 2026	1,468	-
2015	5,085	Feb 1, 2026	4,542	543
2015	233	Feb 22, 2026	137	96
2015	625	Mar 7, 2026	625	-
	7,661		7,022	639

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units – 2024 Plan

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2026, all of which were issued pursuant to the 2024 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2025	115,544	12.300
Granted	107,050	4.700
Vested/Settled	(22,004)	11.752
Cancelled / Forfeited	-	-
Outstanding at March 31, 2026	200,590	8.300

Exercisable at March 31, 2026	-	-

Below is a table summarizing the RSUs issued and outstanding as of March 31, 2026, all of which were issued pursuant to the 2024 Plan and which have an aggregate weighted average remaining contractual life of 1.29 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
107,050	4.700	0.91
25,000	5.411	1.56
25,000	2.885	1.56
28,540	11.402	1.46
15,000	14.606	2.83
200,590

Below is a table summarizing the RSUs granted during the three months ended March 31, 2026, all of which were issued pursuant to the 2024 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated.

Equity Incentive Plan	RSUs Granted (#)	Grant Date	Vesting Period	First Vesting Date	Second Vesting Date	Third Vesting Date	RSU Expense ($)
2024	107,050	Feb 26, 2026	12 Months	Feb 26, 2027	N/A	N/A	503,135
	107,050						503,135

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units – 2024 Plan (continued)

Below is a table summarizing the RSUs vested during the three months ended March 31, 2026, all of which were originally issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	7,734	Mar 1, 2026	6,845	889
2024	14,270	Mar 17, 2026	12,047	2,223
	22,004		18,892	3,112

As of March 31, 2026, an aggregate of 7,500,000 shares of common stock were authorized for issuance under the 2024 Plan, of which 7,288,160 shares of common stock remained available for future issuance thereunder.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

The following is a schedule showing the future minimum lease payments under finance leases by year and the present value of the minimum payments as of March 31, 2026.

2026 - Remaining	$46,456
2027	$61,941
2028	$61,939
2029	$61,940
2030	$61,941
Greater than 5 years	$85,152
Total	$379,369
Less: Amount representing interest	$(27,274)
Present value of minimum lease payments	$352,095

b) Operating Lease Right-of-Use Obligations

Operating leases as of March 31, 2026, and December 31, 2025, consisted of the following:

	March 31, 2026	December 31, 2025
	$	$
Operating right-of-use assets	430,010	495,749

Operating lease liabilities, current portion	250,117	250,336
Operating lease liabilities, long term	208,660	276,558
Total operating lease liabilities	458,777	526,894

Weighted average remaining lease (months)	35	39
Weighted average discount rate	4.33%	4.28%

During the three months ended March 31, 2026, cash paid for amounts included for the measurement of lease liabilities was $58,011 and the Company recorded operating lease expense of $58,900.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by year and the present value of the minimum payments as of March 31, 2026.

For the Three Months Ending March 31, 2026	Amount
$
2026 - Remaining	197,606
2027	181,641
2028	86,562
2029	13,785
Total	479,594
Less: imputed interest	(20,817)
Total Operating Lease Liabilities	458,777

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the three months ended March 31, 2026, the Company recognized $28,961 in short-term lease costs associated with office space leases. As of March 31, 2026, the annual payments remaining for short-term office leases were as follows:

For the Three Months Ending March 31, 2026	Amount
$
2026 - Remaining	70,986
2027	7,973
Total Operating Lease Liabilities	78,959

c) Grants Repayable

As of March 31, 2026, the total grant balance repayable was $579,752 and the payments remaining were as follows:

For the Three Months Ending March 31, 2026	Amount
$
2026 - Remaining	114,913
2027	104,591
2028	113,538
2029	57,444
2030	57,513
Greater than 5 years	131,753
Total Grants Repayable	579,752

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

As of March 31, 2026, the total balance for long-term debt payable was $7,292,021 and the payments remaining were as follows:

For the Three Months Ending March 31, 2026	Amount
$
2026 - Remaining	1,349,602
2027	2,661,059
2028	3,578,026
2029	292,009
2030	264,491
Greater than 5 years	680,713
Total	8,825,900
Less: amount representing interest	(1,533,879)
Total Long-Term Debt	7,292,021

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of March 31, 2026, $510,000 remained payable by the Company under this agreement, all of which was due.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $163,546. As of March 31, 2026, $163,546 remained payable by the Company under this agreement, none of which was due.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of March 31, 2026, $55,305 remained payable by the Company under this agreement, none of which was due.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $128,414. As of March 31, 2026, $128,414 remained payable by the Company under this agreement, of which $21,402 was due.

In October 2024, the Company entered into an agreement with the National Taiwan University to undertake a clinical research study entitled Validation of Nu.Q biomarker panel in differentiating between high and low risk of cancer in nodules identified by Lung cancer LDCT screening for a cost to the Company of $402,250. As of March 31, 2026, $160,900 remained payable by the Company under this agreement, none of which was due.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

The Company entered into an agreement with Gustave Roussy a leading cancer centre in Europe that treats patients with all types of cancer to perform and be responsible for the co-ordination of a Non-Interventional Phase IV clinical trial to undertake a Prospective analysis of circulating nucleosomes in patients receiving a first line treatment for a non-Hodgkin lymphoma for a cost to the Company of $119,540. As of March 31, 2026, $85,682 remained payable by the Company under this agreement, of which $35,193 was due.

As of March 31, 2026, the total amount to be paid for future research and collaboration commitments was $ 1,103,847 and the payments remaining were as follows:

	Total Amount Remaining	2026
	$	$
National University of Taiwan	510,000	510,000
MD Anderson Cancer Center	163,546	163,546
Guys and St Thomas	128,414	128,414
Xenetic Biosciences	55,305	55,305
National University of Taiwan	160,900	160,900
Gustave Roussy	85,682	85,682
Total Collaborative Obligations	1,103,847	1,103,847

f) Convertible Notes Payable

On May 15, 2025, the Company entered into the Original SPA with Lind, pursuant to which the Company issued the 2025 Lind Note in the principal amount of $7,500,000 and a common stock purchase warrant for the purchase of up to 651,042 shares of common stock (the “2025 Lind Warrant” and, together with the 2025 Lind Note, the “2025 Securities”).

The 2025 Lind Note, which does not accrue interest, is repayable in 18 consecutive monthly installments in the amount of $416,666 beginning six months from the issuance date. Lind may elect with respect to no more than two (2) monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company. The monthly payments due under the 2025 Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined in the 2025 Lind Note), cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares. The 2025 Lind Note sets forth certain conditions that must be satisfied before we may make any monthly payments in shares of common stock.

The 2025 Lind Note may be converted by Lind from time to time at the Conversion Price (as defined in the 2025 Lind Note). The dollar amount of any conversions by Lind will be applied toward upcoming 2025 Lind Note payments in reverse chronological order. The 2025 Lind Note may be prepaid in whole upon written notice on any business day following August 13, 2025; but in the event of a prepayment notice, Lind may convert up to one-third of the principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Convertible Notes Payable (continued)

Issuance of shares of common stock upon repayment or conversion of the 2025 Lind Note or the 2026 Lind Note (collectively, the “Note Shares”) and upon exercise of the 2025 Lind Warrant or the 2026 Lind Warrant (collectively, the “Warrant Shares”) is subject to an ownership limitation equal to 4.99% of the Company’s outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock).

Upon the occurrence of any Event of Default (as defined in the 2025 Lind Note or the 2026 Lind Note, as applicable), the applicable note will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the applicable note, subject to a reduction to 110% in certain circumstances, in addition to any other remedies under the applicable note or the other transaction documents. Events of Default include, among others, failure of the Company to make any note payment when due, a default in any indebtedness or adverse judgments in excess of threshold amounts, the failure of the Company to instruct its transfer agent to issue unlegended certificates in certain circumstances, the Company’s shares of common stock no longer being publicly traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in the Company’s common stock for a specified period, the announcement or consummation of a Change of Control (as defined in the Original SPA or Amended SPA, as applicable), the failure to file reports or filings required by the SEC, and the Company’s market capitalization falling below a threshold amount for a specified period, each as described in the applicable note.

The 2025 Lind Note and 2026 Lind Note contain certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers. Additionally, unless waived by Lind, the Company is required to utilize a portion of the net proceeds from certain specified debt or equity transactions and asset sales to repay the outstanding principal amount due under the applicable note.

As described in Note 6 – Common Stock, on January 7, 2026, the Company entered into the Amended SPA with Lind, pursuant to which the Company issued the 2026 Lind Note in the principal amount of $2,400,000 and the 2026 Lind Warrant for the purchase of up to 350,018 shares of common stock. The Company received net proceeds of $1,755,000 after the original issue discount and debt issuance costs.

The Company evaluated the embedded features within the convertible notes in accordance with ASC Topic 480 and ASC Topic 815. The Company determined that the embedded features, specifically (i) the default penalty on outstanding principal, and (ii) the default conversion option into common shares at 90% of the lowest volume weighted average price for the common shares on the Company’s VWAP in the three days preceding conversion, constitute derivative liabilities. These features, arising from default provisions, including the contingent default penalty (deemed redemption) and the contingent variable conversion feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features were bifurcated from the debt host as derivative liabilities.

The initial fair value of the derivative liabilities was determined using a Monte Carlo simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 91.48%; (iii) risk-free interest rate of 4.23%; (iv) simulated term of 2.0 years; (v) estimated fair value of the common shares of $5.832 per share; and (vi) various probability assumptions. The 2026 Lind Note initial fair value of the embedded derivative liability was $385,300. The January 2026 Lind Warrant was determined to be equity-classified under ASC 815-40 and was recorded at its initial fair value of $1,297,500. The original issue discount of $400,000, debt issuance costs of $245,000, and the allocated fair values of both the embedded derivative liability and the January 2026 Lind Warrant resulted in a total debt discount of $1,646,152 at issuance.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Convertible Note Payable (continued)

Subsequent changes in fair value are recognized in the statement of operations for each reporting period. The issuance costs for the convertible notes, along with the allocated fair values of both the 2025 Lind Warrant and 2026 Lind Warrant and the bifurcated embedded derivative liabilities, were collectively treated as a debt discount. The debt discount is amortized to interest expense over the term of the applicable note using the effective interest method.

During the three months ended March 31, 2026, the Company issued shares of common stock to Lind in repayment of amounts due under the 2025 Lind Note. See Note 6 – Common Stock, for additional information regarding shares issued during the period in repayment of the Company’s convertible notes.

Estimated future minimum principal payments of the 2025 Lind Note for the next five years consist of the following as of March 31, 2026.

For the Three Months Ending March 31, 2026	Amount
$
2026 - Remaining	4,250,000
2027	-
Total Payments	4,250,000

Debt Carrying Value	4,250,000
Debt discount	(1,423,321)
Current portion of convertible note payable, net	2,826,679

Debt Carrying Value	-
Debt discount	(77,427)
Convertible note payable, net of current portion	(77,427)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Convertible Note Payable (continued)

Estimated future minimum principal payments of the 2026 Lind Note for the next five years consist of the following as of March 31, 2026.

For the Three Months Ending March 31, 2026	Amount
$
2026 - Remaining	1,200,000
2027	1,200,000
Total Payments	2,400,000

Debt Carrying Value	1,200,000
Debt discount	(706,524)
Current portion of convertible note payable, net	493,476

Debt Carrying Value	1,200,000
Debt discount	(842,737)
Convertible note payable, net of current portion	357,263

The following table combines the 2025 and 2026 Lind Note repayments and associated debt discount amounts.

For the Three Months Ending March 31, 2026	Amount
$
2026 - Remaining	5,450,000
2027	1,200,000
Total Payments	6,650,000

Debt Carrying Value	5,450,000
Debt discount	(2,129,845)
Current portion of convertible note payable, net	3,320,155

Debt Carrying Value	1,200,000
Debt discount	(920,164)
Convertible note payable, net of current portion	279,836

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

As of March 31, 2026, $211 is payable under the 6% royalty agreement on sales to date toward the Company’s aggregate minimum royalty obligation of $126,675.

VolitionRx

On February 5, 2026, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $262,552 with fixed interest rate of 7.32%, maturing in November 2026. As of March 31, 2026, the maximum has been drawn down under this agreement and the principal balance payable was $163,668. The agreement relates to the financing of the directors and officers insurance policy.

h) Legal Proceedings

In the ordinary course of business, the Company may be subject to claims, counter-claims, lawsuits and other litigation of the type that generally arise from the conduct of its business. The Company is not aware of any legal proceedings that the Company believes would reasonably be expected to have a material adverse effect on its financial position, results of operations, or cash flows.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

i) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of March 31, 2026, the Company had recognized total compensation expense of $1,511,596 of which $527,939 is in relation to RSUs from grants in 2022 that vested in 2023, $516,040 is in relation to RSUs from such grants that will vest in 2024, and $467,617 is in relation to RSUs from such grants that will vest in 2025. The Company has unrecognized compensation expense of $0 in relation to such RSUs, based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Amortized	Amortized	Un-Amortized
Award	Year	2025	2024	2023	2022
$		$	$	$	$	$
527,939	2023	-	-	393,852	134,087	-
516,040	2024	-	190,833	260,119	65,088	-
467,617	2025	71,829	171,518	177,584	46,686	0
1,511,596		71,829	362,351	831,555	245,861	0

As of March 31, 2026, the Company had recognized total compensation expense of $635,871. The Company has unrecognized compensation expense of $32,665 in relation to the RSUs from grants in 2023, of which, $0 in relation to RSUs that will vest in 2025, and $32,665 in relation to RSUs that will vest in 2026 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Amortized	Amortized	Un-Amortized
Award	Year	2026	2025	2024	2023	2026
$		$	$	$	$	$
242,902	2024	-	-	148,132	94,770	-
218,081	2025	-	66,990	103,578	47,513	-
207,553	2026	16,007	58,062	69,116	31,703	32,665
668,536		16,007	125,052	320,826	173,986	32,665

Effective March 17, 2025, the Compensation Committee of the Board of Directors approved the granting of cash bonuses of up to two months’ gross salary to the salaried employees of the Company and its affiliates, payable upon achievement of various corporate goals focused around licensing, revenue, cost reduction and non-dilutive funding.  Pursuant to the terms of the grants, conditioned upon the achievement by the Company or its affiliates/subsidiaries of one or more of the specified corporate goals as set forth in the minutes of the Compensation Committee, and providing that the bonus recipients commenced employment prior to October 1, 2025 and continued employment until at least December 31, 2025, at the sole discretion of both the Chief Executive Officer and the Chief Financial Officer, the Company would accrue a cash bonus to such award recipients, but would defer payment until  conditions improved.

Effective March 17, 2025, the Compensation Committee of the Board of Directors approved the granting of RSUs of 143,400 shares of common stock under the 2024 Plan, payable upon the achievement of various corporate goals focused around licensing, revenue, cost reduction and non-dilutive funding, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries in exchange for services provided to the Company. Pursuant to the terms of the grants, conditioned upon the achievement by the Company or its affiliates/subsidiaries of one or more of the corporate goals as set forth in the minutes of the Compensation Committee, as determined in the sole discretion of the Compensation Committee, these RSUs will vest at a rate of approximately one-third vesting on each of March 17, 2026, March 17, 2027, and March 17, 2028 subject to continued service of the award recipient to the Company through the applicable vesting dates. During the year ended December 31, 2025, 99,960 RSUs were cancelled due to non-achievement of some of the corporate goals.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

i) Commitments in Respect of Corporate Goals and Performance-Based Awards (continued)

As of March 31, 2026, the Company had recognized total compensation expense of $303,648. The Company has unrecognized compensation expense of $184,471 in relation to the RSUs from grants in 2025, of which $0 is in relation to RSUs that will vest in 2026, $78,126 in relation to RSUs that will vest in 2027, and $106,345 in relation to RSUs that will vest in 2028 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total	Vesting	Amortized	Amortized	Un-Amortized	Cancelled
Award	Year	2026	2025	2026	2025
$		$	$	$	$
545,026	2026	33,786	128,920	0	382,320
545,015	2027	20,032	64,548	78,126	382,309
545,006	2028	13,349	43,013	106,345	382,299
1,635,047		67,167	236,481	184,471	1,146,928

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Settlement of RSUs

On April 1, 2026, 333 RSUs previously granted to an employee vested and resulted in the issuance of 333 shares of common stock.

RSUs Cancellations

On April 10, 2026, 610 RSUs previously granted to employees of the Company were cancelled under the 2024 Plan upon termination prior to vesting.

On April 10, 2026, 400 RSUs previously granted to employees of the Company were cancelled under the 2015 Plan upon termination prior to vesting.

Stock Option Cancellations

On April 15, 2026, 28,750 stock options previously granted to Company employees and executive officers of the Company on April 15, 2016 were cancelled following expiration of the vesting period for the shares.

Shares Issued in Repayment of Convertible Notes

On April 16, 2026, the Company issued an aggregate of 141,723 shares of common stock to Lind in repayment of amounts due under the 2025 Lind Note. The shares were issued at the applicable repayment share prices determined in accordance with the terms of the 2025 Lind Note and satisfied an aggregate of approximately $416,666 of repayment obligations. See Note 6 – Common Stock, and Note 8 – Commitments and Contingencies, for additional information regarding the Company’s outstanding convertible notes.

2025 ATM Sales Agreement

During the period from April 1, 2026 through May 7, 2026, the Company sold 257,488 shares of common stock for aggregate proceeds (net of broker commissions and fees) of approximately $655,371 under the 2025 ATM Sales Agreement with JonesTrading.

Reverse Stock Split

As described in Note 1 – Basis of Presentation and Summary of Significant Accounting Policies, on April 27, 2026, the Company filed a Certificate of Third Amendment to its Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a one-for-twenty reverse stock split of its issued and outstanding common stock, which became effective at 12:01 a.m. Eastern Time on April 28, 2026. The Company’s common stock began trading on a post-split basis on April 28, 2026.

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

Volition is a multi-national epigenetics company. It has patented technologies that use chromosomal structures, such as nucleosomes, and transcription factors such as biomarkers in cancer and other diseases. The tests in the Company’s product portfolio detect certain characteristic changes that occur from the earliest stages of disease, enabling early detection and offering a better way to monitor disease progression and a patient’s response to treatment.

The tests offered by Volition and its subsidiaries are designed to detect and monitor a range of life-altering diseases, including certain cancers and diseases associated with NETosis, such as sepsis. Early diagnosis and monitoring have the potential to not only prolong the life of patients but also improve their quality of life.

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs -detects diseases associated with NETosis such as sepsis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer -from screening, diagnosis and staging, therapy decision, planning and treatment to monitoring response to treatment and disease progression with a particular focus on lung cancer.
•	Capture-Seq™/ Capture-PCR™ - isolating and capturing circulating tumor-derived DNA from plasma samples for early cancer detection.

Commercialization Strategy

We are guided by three underlying principles to our commercialization strategy – ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition,
•	Are affordable, and
•	Are accessible worldwide.

The principles above inform our overall commercialization strategy for our products, which is driven by the following:

•	Conducting research and development in-house and through our research partners;
•	Monetizing our IP with upfront payments, milestone payments, royalties, and sales of kits and key components; and
•	Commercializing our products via global players and in fragmented markets through regional companies.

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

Also in September 2025, Volition signed an agreement with Hologic Diagenode (NASDAQ: HOLX), or Hologic, for the co-marketing of Volition's Nu.Q® Discover service. Under the agreement, Hologic will co-market Nu.Q® Discover services with Hologic customers for an initial one-year term. If successful, the aim is for Hologic to be appointed as an exclusive provider of those services, subject to further agreed upon terms. The intention of this agreement is to expand customer access to our proprietary Nu.Q® Discover assays.

We are in active discussions at various stages with approximately ten leading diagnostics and liquid biopsy companies for both Nu.Q® and Capture-Seq™, including ongoing technology evaluations, however, such discussions may or may not result in executed agreements.

Veterinary

On March 28, 2022, Volition entered into a master license and product supply agreement with Heska, now an Antech Company. In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing, received a $13.0 million payment based upon the achievement of two milestones and is eligible to receive up to an additional $5.0 million payment based upon the achievement of a final milestone upon the earlier of the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines, or the nine-month anniversary of the first peer-reviewed paper evidencing clinical utility for the screening or monitoring of lymphoma in felines being published in any one of a number of periodicals identified by the parties. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test in kit format for companion animals through Heska’s network of central reference laboratories.

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

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributor, the Veterinary Pathology Group, and in the UK through Nationwide Laboratories. In July 2024, we launched the Nu.Q® Vet Cancer Test in Japan with Fujifilm Vet Systems. As of March 31, 2026, the Nu.Q® Vet Cancer Test is available in over twenty countries.

In March 2025, we signed first ever Nu.Q® Vet Cancer Test Automation Agreement with Fujifilm Vet Systems to include Volition's ChLIA version of the test via the Immunodiagnostic Systems, or IDS, i10® automated analyzer platform, for a new five year initial term. Fujifilm Vet Systems will be the first in the world to utilize this centralized lab automation for the Nu.Q® Vet Cancer Test which will enable a more rapid turnaround and high throughput to meet increasing demands.

2. Leverage our existing CE-marked Nu.Q® NETs test

The second prong of our strategy is to leverage our granted CE mark, which has been approved in the EU for any NETs related diseases. Our ChLIA version of the CE-marked Nu.Q® NETs Test is via the IDS-i10TM automated analyzer platform from Immunodiagnostic Systems, a subsidiary of Revvity. Our aim is to sell this product, either directly or in conjunction with Immunodiagnostic Systems, to institutions for use in the wide range of clinical applications where NETosis plays a critical role. In a significant commercial milestone, we recorded our first revenue from sales of our CE-Marked Nu.Q® NETs automated product in Europe in the first quarter of 2025. This is the first revenue generated from a regulated clinically approved product. As of March 31, 2026, we have 12 hospital clients evaluating our Nu.Q® NETs test for a range of diseases.

In collaboration with Revvity, we aim to submit a reimbursement application for the Nu.Q® NETs test in 2026.

3. Roll-out the Nu.Q® Lung Cancer test

In the fourth quarter of 2025, we received our first order for the Nu.Q® Cancer assays for clinical certification ahead of routine clinical use in lung cancer and in January 2026 were delighted to announce that preparation of the reimbursement submission is underway, actively supported by the Hospices Civils de Lyon, France's second largest university hospital system and two other French institutions. Reimbursement will be a major milestone for Volition in the commercialization and licensing of Nu.Q® in the human cancer field. Once achieved, we anticipate the introduction into routine clinical use in France by the fourth quarter of 2026.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of March 31, 2026, we had cash and cash equivalents of approximately $3.1 million.

Net cash used in operating activities was $5.3 million for the three months ended March 31, 2026 and $4.3 million for the three months ended March 31, 2025, respectively. The increase in cash used in operating activities for the period ended March 31, 2026 when compared to the same period in 2025 can be attributed to increased expenditure on clinical trials.

Net cash used in investing activities was $9,214 and $1,808 for the three months ended March 31, 2026 and March 31, 2025, respectively. The small increase was due to a purchase of laboratory equipment in the period ended March 31, 2026, as compared to the same period in the prior year.

Net cash provided by financing activities was $7.6 million for the three months ended March 31, 2026 and net cash used in financing activities was $3.7 million for the comparable period ended March 31, 2025. The increase in cash provided by financing activities for the period ended March 31, 2026 when compared to same period in 2025 was primarily due to $1.9 million from the Lind note, before deducting offering expenses of $0.1 million. This is compared to $2.4 million in cash, before deducting offering expenses of $0.1 million, from the issuance and sale of shares of common stock and warrants in a registered direct offering that closed in March 2025 and $5.5 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended March 31, 2026 compared to $0.3 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended March 31, 2025.

For additional information on our “at the market facility,” and the March 2025 registered direct offering, refer to Note 6, Common Stock – Equity Distribution Agreement and – 2025 Equity Capital Raise, of the notes to the condensed consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of March 31, 2026.

Approximate Payments (Including Interest) Due by Year
	Total	2026	2027 - 2030	Greater than 5 years
Description	$	$	$	$
Financing lease liabilities	379,369	46,456	247,761	85,152
Operating lease liabilities and short-term lease	558,553	268,592	289,961	-
Grants repayable	579,752	114,913	333,086	131,753
Long-term debt	8,825,900	1,349,602	6,795,585	680,713
Collaborative agreements obligations	1,103,847	1,103,847	-	-
Convertible Notes	6,650,000	5,450,000	1,200,000	-
Total	18,097,421	8,333,410	8,866,393	897,618

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

Results of Operations

Comparison of the Three-Months Ended March 31, 2026 and March 31, 2025

The following table sets forth our results of operations for the three months ended on March 31, 2026, and March 31, 2025, respectively.

	Three Months Ended March 31,
	2026	2025	Change	Change
	$	$	$	%
Service	58,949	115,476	(56,527)	(49%)
Product	926,127	130,909	795,218	>100%
Total Revenues	985,076	246,385	738,691	>100%

Research and development	2,852,251	2,607,444	244,807	9%
General and administrative	2,629,826	2,243,362	386,464	17%
Sales and marketing	851,851	917,299	(65,448)	(7%)
Total Operating Expenses	6,333,928	5,768,105	565,823	10%

Operating Loss	(5,348,852)	(5,521,720)	172,868	(3%)

Grant income	120,531	121,566	(1,035)	(1%)
Interest income	16	158	(142)	(90%)
Interest expense	(125,842)	(96,669)	(29,173)	30%
Amortization of debt discount	(450,134)	-	(450,134)	(<100%)
Gain on change in fair value of warrant liability	13,416	20,038	(6,622)	(33%)
Gain on change in fair value of derivative liability	98,642	-	98,642	>100%
Loss on extinguishment of debt	(1,011,334)	-	(1,011,334)	(<100%)
Total Other Income (Expenses)	(1,354,705)	45,093	(1,399,798)	(<100%)

Net Loss	(6,703,557)	(5,476,627)	1,226,930	22%

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the three-months ended March 31, 2026 were $1.0 million, compared with $0.2 million for the three-months ended March 31, 2025. The main source of revenue during the three months ended March 31, 2026 and March 31, 2025 was product revenues from sales of the Nu.Q® Vet Cancer Test and the Nu.Q® Discover kits. The year on year increase was primarily driven by an increase in deferred revenue recognition for the Nu.Q® Vet Cancer Test related to the Heska agreement. This resulted from a catch-up of deferred revenue recognition of approximately $0.7 million in the period, reflecting an updated forecast in line with our accounting policy. Services revenue related solely to Nu.Q®  Discover services.

Operating Expenses

Total operating expenses increased to $6.3 million for the three months ended March 31, 2026 from $5.8 million for the three months ended March 31, 2025, as a result of the factors described below.

Research and Development Expenses

Research and development expenses increased to $2.9 million from $2.6 million for the three-months ended March 31, 2026, and March 31, 2025, respectively. This increase was primarily related to direct research and development expenses including our lung cancer studies in Taiwan and France. The number of full-time equivalent, or FTE, personnel we employed in this division decreased by 10 to 42 compared to the prior year period.

	Three Months Ended March 31,
	2026	2025	Change
	$	$	$
Personnel expenses	1,574,861	1,630,904	(56,043)
Stock-based compensation	15,016	63,739	(48,723)
Direct research and development expenses	910,612	472,775	437,837
Other research and development	123,026	181,804	(58,778)
Depreciation and amortization	228,736	258,222	(29,486)
Total research and development expenses	2,852,251	2,607,444	244,807

General and Administrative Expenses

General and administrative expenses increased to $2.6 million from $2.2 million for the three-months ended March 31, 2026, and March 31, 2025, respectively. The increase is due to higher legal and professional fees and other general and administrative costs mainly related to financing activities, partly offset by decreased personnel and stock-based compensation during the period. The FTE personnel number within this division decreased by 4 to 15 compared to the prior year period.

	Three Months Ended March 31,
	2026	2025	Change
	$	$	$
Personnel expenses	994,345	1,120,865	(126,520)
Stock-based compensation	166,855	363,057	(196,202)
Legal and professional fees	942,323	485,265	457,058
Other general and administrative	492,547	235,347	257,200
Depreciation and amortization	33,756	38,828	(5,072)
Total general and administrative expenses	2,629,826	2,243,362	386,464

Sales and Marketing Expenses

Sales and marketing expenses marginally decreased to $0.9 million from $0.9 million for the three-months ended March 31, 2026, and March 31, 2025, respectively. The decrease was primarily due to lower personnel expenses, partially offset by increased direct marketing and professional fees during the period. The FTE personnel number within this division decreased by 1 to 10 compared to the prior year period.

	Three Months Ended March 31,
	2026	2025	Change
	$	$	$
Personnel expenses	641,229	791,754	(150,525)
Stock-based compensation	43,110	24,577	18,533
Direct marketing and professional fees	163,436	89,758	73,678
Depreciation and amortization	4,076	11,210	(7,134)
Total sales and marketing expenses	851,851	917,299	(65,448)

Other Income (Expenses)

For the three-months ended March 31, 2026, the Company’s other expense was $1.4 million compared to other income of $0.0 million for the three-months ended March 31, 2025. This increase in other expenses was due to non-cash accounting charges for amortization of debt discount and loss on extinguishment of debt related to the Lind convertible note during the three-month period ended March 31, 2026.

Net Loss

For the three-months ended March 31, 2026, the Company’s net loss was $6.7 million, a increase of approximately $1.2 million in comparison to a net loss of $5.5 million for the three-months ended March 31, 2025. The change was a result of the factors described above.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through an “at the market offering program” under our Capital On DemandTM Sales Agreement with Jones Trading Institutional Services, LLC, see Note 6, Common Stock – 2025 ATM Sales Agreement of the notes to the condensed consolidated financial statements included within this Report. However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2025, that our disclosure controls and procedures were not effective as of March 31, 2026, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

Notwithstanding the material weakness, we believe that our financial statements contained in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in this Report in accordance with GAAP.

Planned Remediation of Material Weakness

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Pursuant to that certain securities purchase agreement dated May 15, 2025 (as amended and restated on January 7, 2026), the Company issued to Lind Global Asset Management XII LLC, a Delaware limited liability company (“Lind”), a senior secured convertible promissory note in the principal amount of $7,500,000. In connection with its repayment obligations under such note, the Company issued to Lind (i) on March 16, 2026, 120,424 shares of common stock to satisfy a $416,666 payment obligation, (ii) on March 25, 2026, 173,612 shares of common stock to satisfy a $583,334 payment obligation, and (iii) on April 15, 2026, 141,723 shares of common stock to satisfy a $416,666 payment obligation. The offering and sale of the shares of common stock underlying the note were made in reliance on the exemption afforded by Section 3(a)(9) or alternatively Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D under the Securities Act, and corresponding provisions of state securities or “blue sky” laws. The issuance of the shares of common stock was to an existing securityholder, did not involve any paid commissions, did not involve a public offering and was made without general solicitation or general advertising.

Repurchase of Equity Securities

No equity securities were repurchased during the three months ended March 31, 2026.

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

During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation, as amended.	S-3	333-288508	3.1	7/3/25
3.2	Certificate of Third Amendment of the Second Amended and Restated Certificate of Incorporation.	8-K	001-36833	3.1	4/28/26
3.3	Amended and Restated Bylaws, as amended and currently in effect.	10-Q	001-36833	3.2	5/13/24
4.1	Description of Capital Stock.	S-3	333-28850	4.2	7/3/25
10.1†	Amended and Restated Securities Purchase Agreement, dated January 7, 2026, by and between the Company and Lind Global Asset Management XII LLC.	8-K	001-36833	10.1	1/8/26
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

VOLITIONRX LIMITED

Dated: May 14, 2026	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer (Authorized Signatory and Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer (Authorized Signatory and Principal Financial and Accounting Officer)

