Form 10-Q
period 2026-06-30
VOLITIONRX LTD
filed 2026-08-13
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 13,649,384 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2026

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,” and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words). In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, commercialization and market acceptance; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; and statements relating to the assumptions underlying any of the foregoing. We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our need to raise additional capital in the future, and our ability to do so, including our ability to regain compliance with NYSE American listing standards (see Note 2).

•	Our inability to generate any significant revenues or achieve profitability;

•	Our expansion of our product development and sales and marketing capabilities could give rise to difficulties in managing our growth;

•	Our dependence on third-party distributors;

•	Our limited experience with sales and marketing;

•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;

•	Our ability to successfully develop, manufacture, market, and sell our future products;

•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;

•	The acceptance by the marketplace of our future products;

•	The highly competitive and rapidly changing nature of the diagnostics market;

•	Protection of our patents, intellectual property and trade secrets;

•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;

•	The material weaknesses in our internal control over financial reporting that we have identified;

•	Pressures related to macroeconomic and geopolitical conditions; and

•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”).

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

4

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars, except share numbers)

	June 30,	December 31,
	2026	2025
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	2,790,994	1,117,028
Accounts receivable	277,355	317,808
Prepaid expenses	689,008	433,680
Other current assets	335,587	192,409
Total Current Assets	4,092,944	2,060,925

Property and equipment, net	3,564,114	4,027,849
Operating lease right-of-use assets	338,795	495,749
Intangible assets, net	305,133	316,704
Total Assets	8,300,986	6,901,227
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	3,564,762	2,918,768
Accrued liabilities	2,670,128	4,211,828
Deferred revenue	177,582	353,846
Management and directors’ fees payable	54,391	80,939
Current portion of long-term debt	1,070,020	890,571
Current portion of finance lease liabilities	53,593	54,377
Current portion of operating lease liabilities	204,724	250,336
Current portion of grant repayable	101,951	117,093
Warrant liability	6,400	20,978
Derivative liability	2,168,500	913,742
Current portion of convertible note payable, net	3,420,585	2,418,275
Total Current Liabilities	13,492,636	12,230,753
Long-term debt, net of current portion	5,981,815	5,818,354
Deferred revenue, net of current portion	21,225,421	21,938,462
Finance lease liabilities, net of current portion	282,278	317,859
Operating lease liabilities, net of current portion	157,478	276,558
Grant repayable, net of current portion	460,911	473,652
Convertible note payable, net of current portion	239,807	1,438,400
Total Long-Term Liabilities	28,347,710	30,263,285
Total Liabilities	41,840,346	42,494,038
Stockholders’ Deficit
Common Stock
Authorized: 325,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 12,044,339 shares and 6,288,988 shares, respectively	12,044	6,289
Additional paid-in capital	235,263,755	218,943,759
Accumulated other comprehensive income	(88,451)	(295,071)
Accumulated deficit	(267,352,291)	(252,901,370)
Total VolitionRx limited Stockholders’ Deficit	(32,164,943)	(34,246,393)
Non-controlling interest	(1,374,417)	(1,346,418)
Total Stockholders’ Deficit	(33,539,360)	(35,592,811)
Total Liabilities and Stockholders’ Deficit	8,300,986	6,901,227

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026 $	2025 $	2026 $	2025 $
Revenues
Services	-	161,778	58,949	277,254
Product	398,657	244,910	1,324,784	375,819
Total Revenues	398,657	406,688	1,383,733	653,073

Operating Expenses
Research and development	1,800,656	2,720,207	4,652,907	5,327,321
General and administrative	2,205,471	2,940,754	4,858,283	5,184,116
Sales and marketing	548,513	1,043,534	1,400,214	1,960,833
Total Operating Expenses	4,554,640	6,704,495	10,911,404	12,472,270
Operating Loss	(4,155,983)	(6,297,807)	(9,527,671)	(11,819,197)
Other Income (Expenses)
Grant income (loss)	(45,914)	75,991	74,617	197,227
Gain on disposal of fixed assets	341	330	2,101	330
Interest income	163	160	179	318
Interest expense	(740,388)	(123,356)	(866,230)	(220,025)
Amortization of debt discount	(405,068)	(325,305)	(855,202)	(325,305)
Gain (loss) on change in fair value of derivative liability	(1,374,076)	418,681	(1,277,758)	418,681
Gain (loss) on change in fair value of warrant liability	1,162	(62,764)	14,578	(42,726)
Loss on extinguishment of debt	(595,500)	-	(1,583,434)	-
Total Other Income (Expenses)	(3,159,280)	(16,263)	(4,491,149)	28,500
Net Loss	(7,315,263)	(6,314,070)	(14,018,820)	(11,790,697)
Net Loss Attributable to Non-Controlling Interest	(10,784)	29,992	27,999	82,860
Net Loss Attributable to VolitionRx Limited Stockholders	(7,326,047)	(6,284,078)	(13,990,821)	(11,707,837)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	72,313	(575,996)	206,620	(829,925)
Net Comprehensive Loss	(7,242,950)	(6,890,066)	(13,812,200)	(12,620,622)
Net Loss Attributable to VolitionRx Limited Stockholders	(7,326,047)	(6,284,078)	(13,990,821)	(11,707,837)
Deemed dividend - down round provision in warrants	(460,100)	-	(460,100)	-
Net Loss Attributable to Common Stockholders	(7,786,147)	(6,890,066)	(14,450,921)	(12,620,622)
Net Loss Per Share – Basic and Diluted Attributable to VolitionRx Limited	(0.85)	(1.22)	(1.80)	(2.35)
Weighted Average Shares Outstanding
– Basic and Diluted	9,154,815	5,132,705	8,018,292	4,980,599

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

 For the Three and Six Months ended June 30, 2026 and June 30, 2025

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2025	6,288,988	6,289	218,943,759	(295,071)	(252,901,370)	(1,346,418)	(35,592,811)
Common stock issued for cash, net of issuance costs	1,000,681	1,001	5,172,803	-	-	-	5,173,804
Common stock issued for settlement of RSUs	25,915	26	(26)	-	-	-	-
Issuance of warrants in connection with convertible note offering	-	-	615,852	-	-	-	615,852
Fair value of convertible note settlement	-	-	2,803,200	-	-	-	2,803,200
Common stock issued for settlement of convertible note repayments	615,028	615	(615)	-	-	-	-
Stock-based compensation	-	-	224,982	-	-	-	224,982
Tax withholdings paid related to stock-based compensation	-	-	(15,706)	-	-	-	(15,706)
Foreign currency translation	-	-	-	134,307	-	-	134,307
Net loss for the period	-	-	-	-	(6,664,774)	(38,783)	(6,703,557)
Balance, March 31, 2026	7,930,612	7,931	227,744,249	(160,764)	(259,566,144)	(1,385,201)	(33,359,929)
Common stock issued for cash, net of issuance costs	3,425,885	3,425	5,455,017	-	-	-	5,458,442
Deemed dividend - down round provision in warrants	-	-	460,100	-	(460,100)	-	-
Common stock issued for settlement of RSUs	527	1	(1)	-	-	-	-
Fair value of convertible note settlement	-	-	1,367,200	-	-	-	1,367,200
Common stock issued for settlement of Convertible note repayments	687,315	687	(687)	-	-	-	-
Stock-based compensation	-	-	238,002	-	-	-	238,002
Tax withholdings paid related to stock-based compensation	-	-	(125)	-	-	-	(125)
Foreign currency translation	-	-	-	72,313	-	-	72,313
Net loss for the period	-	-	-	-	(7,326,047)	10,784	(7,315,263)
Balance, June 30, 2026	12,044,339	12,044	235,263,755	(88,451)	(267,352,291)	(1,374,417)	(33,539,360)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2024	4,804,874	4,805	204,246,287	385,631	(229,544,343)	(1,200,116)	(26,107,736)
Common stock issued for cash, net of issuance costs	227,622	227	2,384,427	-	-	-	2,384,654
Common stock issued for settlement of RSUs	4,878	5	(5)	-	-	-	-
Stock-based compensation	-	-	347,801	-	-	-	347,801
Stock-based compensation in relation to modification of options	-	-	103,573	-	-	-	103,573
Tax withholdings paid related to stock-based compensation	-	-	(24,411)	-	-	-	(24,411)
Foreign currency translation	-	-	-	(253,929)	-	-	(253,929)
Net loss for the period	-	-	-	-	(5,423,759)	(52,868)	(5,476,627)
Balance, March 31, 2025	5,037,374	5,037	207,057,672	131,702	(234,968,102)	(1,252,984)	(29,026,675)
Common stock issued for cash, net of issuance costs	16,078	16	60,588	-	-	-	60,604
Common stock issued for settlement of RSUs	47,735	48	(48)	-	-	-	-
Common stock issued for cash, in respect of warrant shares	97,914	98	1,860	-	-	-	1,958
Stock-based compensation	-	-	812,045	-	-	-	812,045
Issuance of warrants in connection with convertible note offering	-	-	1,998,869	-	-	-	1,998,869
Tax withholdings paid related to stock-based compensation	-	-	(55,057)	-	-	-	(55,057)
Foreign currency translation	-	-	-	(575,996)	-	-	(575,996)
Net loss for the period	-	-	-	-	(6,284,078)	(29,992)	(6,314,070)
Balance, June 30, 2025	5,199,101	5,199	209,875,929	(444,294)	(241,252,180)	(1,282,976)	(33,098,322)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Six Months Ended June 30,
	2026	2025
	$	$
Operating Activities
Net loss	(14,018,820)	(11,790,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395,384	504,629
Amortization of operating lease right-of-use assets	144,566	122,180
(Gain) loss on disposal of fixed assets	(2,101)	(330)
Amortization of debt discount	855,202	325,305
Stock-based compensation	462,985	1,263,419
Loss on extinguishment of debt	1,583,434	-
(Gain) loss on change in warrant liability	(14,578)	42,726
Loss (gain) on change in fair value of derivative liability	1,277,758	(418,681)
Mandatory default amount on convertible notes payable	623,333	-
Changes in operating assets and liabilities:
Prepaid expenses	(223,420)	(135,808)
Accounts receivable	40,453	(79,023)
Other current assets	(143,178)	(101)
Deferred revenue, current and non-current	(889,305)	(107,559)
Accounts payable and accrued liabilities	(402,085)	(188,884)
Management and directors’ fees payable	26,548	24,306
Right-of-use assets operating leases liabilities	(155,957)	(122,189)
Net Cash Used In Operating Activities	(10,439,781)	(10,560,707)
Investing Activities
Purchases of property and equipment	(11,002)	(78,591)
Net Cash Used In Investing Activities	(11,002)	(78,591)
Financing Activities
Net proceeds from issuances of common shares	10,608,848	2,447,214
Tax withholdings paid related to stock-based compensation	(15,831)	(79,468)
Proceeds from grants repayable	1,091	32,426
Net proceeds from issuances of convertible note and warrants	1,755,000	5,802,799
Proceeds from long-term debt	962,723	1,570,176
Payments on long-term debt	(426,607)	(411,824)
Payments on grants repayable	(13,049)	-
Payments on convertible loan note	(250,000)	-
Payments on finance lease obligations	(26,963)	(24,219)
Net Cash Provided By Financing Activities	12,595,212	9,337,104
Effect of foreign exchange on cash	(470,463)	293,761
Net change in cash and cash equivalents	1,673,966	(1,008,433)
Cash and cash equivalents – Beginning of the Period	1,117,028	3,264,429
Cash and cash equivalents – End of the Period	2,790,994	2,255,996
Supplemental Disclosures of Cash Flow Information
Interest paid	242,897	220,025
Non-Cash Financing Activities
Deemed dividend - down round provision in warrants	460,100	-
Common stock issued upon settlement of vested RSUs	27	53
Fair value of derivative liability recognized upon issuance of convertible note	385,300	1,042,471
Issuance of warrants in connection with convertible note offering	615,852	1,998,869
Debt issuance costs recognized upon issuance of convertible note	645,000	1,697,201
Common stock issued for settlement of convertible loan note repayments	4,170,400	-
Offering costs from issuance of common stock	282,999	219,801
Non-cash note payable	262,552	292,470

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q AND Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2026 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in the Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six-months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The preparation of the Company’s Condensed Consolidated Financial Statements requires management to make certain estimates and the assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and reported amounts of revenues and expenses. Such estimates include impairment of long-lived assets, accounts receivable, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, fair value measurements of warrant and derivative liabilities, debt discounts, and going concern assessments among others. These estimates and assumptions are based on management’s judgment. Estimates and underlying assumptions are reviewed on an ongoing basis. Changes in accounting estimates may be necessary if there are changes in the circumstances or experiences on which the estimate was based or as a result of new information. Changes in estimates, including those resulting from changes in the economic environment, are reflected in the period in which the change in estimate occurs.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2024-03 will have on its condensed consolidated financial statements.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements (continued)

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-10 will have on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact ASU 2025-11 will have on its condensed consolidated financial statements.

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

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

Fair Value Measurements at June 30, 2026

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability		6,400		6,400
Derivative liability May 2025		1,173,600		1,173,600
Derivative liability January 2026		994,900		994,900
	-	2,174,900	-	2,174,900

Fair Value Measurements at December 31, 2025

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability		20,978		20,978
Derivative liability May 2025		913,742		913,742
	-	934,720	-	934,720

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

As of June 30, 2026, the warrant liability was $6,400. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the six-months ended June 30, 2026.

Warrant Liability

Total
$
Balance at December 31, 2024	97,886
Gain on change in fair value of warrant liability	(76,908)
Balance at December 31, 2025	20,978
Gain on change in fair value of warrant liability	(14,578)
Balance at June 30, 2026	6,400

As of June 30, 2026, the derivative liability related to the May 2025 Lind Note (as defined below) was $1,173,600. The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis for the six-months ended June 30, 2026.

Derivative Liability - May 2025 Note

Total
$
Balance at December 31, 2024	-
Initial fair value of embedded derivative liability upon issuance of convertible note	1,042,471
Gain on change in fair value of derivative liability	(128,729)
Balance at December 31, 2025	913,742
Loss on change in fair value of derivative liability	630,858
Conversion extinguishment	(371,000)
Balance at June 30, 2026	1,173,600

As of June 30, 2026, the derivative liability was $994,900. The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis for the six-months ended June 30, 2026.

Derivative Liability - January 2026 Note

Total
$
Initial fair value of embedded derivative liability upon issuance of convertible note	385,300
Loss on change in fair value of derivative liability	646,900
Conversion extinguishment	(37,300)
Balance at June 30, 2026	994,900

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For all periods presented, basic and diluted net loss per share and weighted average shares outstanding have been retrospectively adjusted to reflect the reverse stock split described above. As of June 30, 2026, 5,340,184 potential common shares equivalents from warrants, options, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 2 – Liquidity and Going Concern Assessment

The Company’s condensed consolidated financial statements are prepared using GAAP applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Management assesses liquidity and going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings under financing arrangements, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period,” as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management considered various scenarios, forecasts, projections, estimates and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs, its expected debt service and convertible note repayment obligations, and its ability to raise additional capital, if necessary, among other factors.

For the six-months ended June 30, 2026, the Company incurred a net loss of $14.0 million and used cash in operating activities of $10.4 million. As of June 30, 2026, the Company had cash and cash equivalents of $2.8 million and an accumulated deficit of $267.4 million. As of June 30, 2026, the Company had a stockholders’ deficit of $33.5 million and current liabilities of $13.5 million, including current portions of debt and convertible note obligation.

Subsequent to June 30, 2026, and through the date these condensed consolidated financial statements were issued, the Company received net proceeds of approximately $0.4 million from sales of common stock under its at-the-market offering program. See Note 9, Subsequent Events.

The Company has generated operating losses and has experienced negative cash flows from operations since inception. The Company has not generated significant revenues and expects to incur further losses in the future, particularly from continued development of its clinical-stage diagnostic tests and commercialization activities. The future of the Company as an operating business will depend on its ability to obtain sufficient capital through equity or debt financings, licensing or distribution arrangements, or other strategic transactions and/or generate revenues as may be required to sustain its operations. Management plans to address the above as needed by (a) granting licenses and/or distribution rights to third parties in exchange for specified up-front milestones, royalty, or other payments, (b) obtaining additional financing through debt or equity transactions, (c) securing additional grant funds, and (d) developing and commercializing its products in an efficient manner. Management continues to exercise tight cost controls to conserve cash. As part of the Company’s cash conservation efforts, directors and certain employees have elected to exchange a portion of their fees earned or paid in cash or salary, respectively, for RSUs in the Company for a period of up to twelve months.

On February 6, 2026, VolitionRx Limited (the “Company”) received a notice (the “Notice”) from the NYSE American LLC (the “NYSE American”) indicating that the Company was not in compliance with the NYSE American continued listing standards set forth in Section 1003(a)(iii) of the Company Guide requiring a company to have stockholders’ equity of at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years.  The Notice also indicated that the Company was not currently eligible for any exemption in Section 1003(a) of the Company Guide (including the exemption provided for companies with total value of market capitalization exceeding $50 million among other things).

The Company was required to submit a plan to the NYSE American by March 8, 2026, advising of actions it has taken or will take to regain compliance with the continued listing standards by August 6, 2027. The Company submitted a plan prior to the deadline.

On April 22, 2026, the Company received a notification (the “Acceptance Letter”) from the NYSE American that the Company’s previously submitted plan to regain compliance with the NYSE American’s listing standards (the “Plan”) was accepted. In the Acceptance Letter, the NYSE American granted the Company until August 6, 2027 (the “Plan Period”) to regain compliance with the continued listing standards.

During the Plan Period, the Company will be subject to periodic review by the NYSE American on its progress with the goals and initiatives outlined in the Plan. The Company intends to take all reasonable measures available to regain compliance during the Plan Period. If the Company does not regain compliance with the NYSE American listing standards by August 6, 2027, or if the Company does not make sufficient progress consistent with the Plan during the Plan Period, then NYSE American may initiate delisting proceedings.

The Acceptance Letter has no immediate impact on the listing of the Company’s shares of common stock, which will continue to be listed and traded on the NYSE American during the Plan Period, subject to the Company’s compliance with the other listing requirements of the NYSE American. The Common Stock will continue to trade under the symbol “VNRX”. The Acceptance Letter does not affect the Company’s ongoing business operations or its reporting requirements with the Securities and Exchange Commission.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and to eventually attain profitable operations.

Management assessed the mitigating effect of these plans to determine if it is probable that the plans would be effectively implemented within one year after the condensed consolidated financial statements are issued and when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of the Company’s plans will result in the necessary funding to continue current operations and satisfy current and expected debt obligations. The Company has implemented short-term cash preservation and cost-saving initiatives to conserve cash. Although the Company has raised additional capital subsequent to June 30, 2026, management expects that additional funding will be required to continue current operations and satisfy current and expected obligations during the look-forward period. The Company concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of June 30, 2026 and December 31, 2025:

		June 30, 2026	December 31, 2025
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	639,667	658,088
Laboratory equipment	5 years	4,943,422	5,042,403
Office furniture and equipment	5 years	389,642	398,679
Buildings	30 years	2,185,290	2,246,138
Building improvements	5-15 years	1,882,851	1,935,277
Land	Not amortized	136,998	140,812
Total property and equipment		10,177,870	10,421,397
Less accumulated depreciation		6,613,756	6,393,548
Total property and equipment, net		3,564,114	4,027,849

During the six-months period ended June 30, 2026 and June 30, 2025, the Company recognized $383,065 and $492,925, respectively, in depreciation expense.

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

	June 30, 2026	December 31, 2025
	Cost $	Cost $
Patents and Licenses	1,476,754	1,513,278
Total Patents and Licenses	1,476,754	1,513,278
Less accumulated amortization	1,171,621	1,196,574
Total Patents and Licenses, net	305,133	316,704

During the six-months period ended June 30, 2026 and June 30, 2025, the Company recognized $12,319 and $12,028, respectively, in amortization expense.

The Company amortizes the patents and licenses on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

Amount
$
2026 - Remaining	10,692
2027	21,384
2028	21,384
2029	21,384
2030	19,094
Greater than 5 years	211,195
Total Intangible Assets	305,133

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

Note 6 - Common Stock

As of June 30, 2026, the Company was authorized to issue 325 million shares of common stock, par value $0.001 per share, of which 12,044,339 and 6,288,988 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

Stock Option Exercises

During the six-months ended June 30, 2026, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

Below is a table summarizing the stock options that expired during the six-months ended June 30, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	29,500	Apr 15, 2016	29,500	80.00	Apr 15, 2026
	29,500		29,500

RSU Settlements

Below is a table summarizing the RSUs that vested and settled during the six-months ended June 30, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	250	Jan 9, 2026	250	-
2015	1,468	Jan 15, 2026	1,468	-
2015	5,067	Feb 1, 2026	4,542	525
2015	233	Feb 22, 2026	137	96
2015	625	Mar 7, 2026	625	-
2015	334	Apr 1, 2026	334	-
2015	200	May 23, 2026	160	40
2015	34	Jun 15, 2026	34	-
	8,211		7,550	661

Below is a table summarizing the RSUs that vested and settled during the six-months ended June 30, 2026, all of which were issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	7,734	Mar 1, 2026	6,845	889
2024	14,270	Mar 17, 2026	12,047	2,223
	22,004		18,892	3,112

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2026 Lind Purchase Agreement

On January 7, 2026, the Company entered into an amended and restated securities purchase agreement (the “Amended SPA”) with Lind Global Asset Management XII LLC, a Delaware limited liability company (“Lind”). Under the Amended SPA, the Company received $2,000,000 in funding from Lind in exchange for the issuance to Lind of a Senior Secured Convertible Promissory Note in the principal amount of $2,400,000 (the “2026 Lind Note”) and a Common Stock Purchase Warrant for the purchase of 350,018 shares of our common stock at a price of $11.428 per share, subject to adjustment, and exercisable for five years (the “2026 Lind Warrant” and, together with the 2026 Lind Note, the “2026 Securities”). The exercise price of the 2026 Lind Warrant was subsequently adjusted to $2.015 per share as a result of the June 2026 equity offering noted below. As additional consideration to Lind, the Company paid a commitment fee in the amount of $70,000, which was paid by deduction from the funding received by the Company. The Amended SPA contains customary representations and warranties of the Company and Lind, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

As previously reported, on May 15, 2025, the Company and Lind entered into a securities purchase agreement (the “Original SPA”) pursuant to which the Company issued to Lind a senior secured convertible promissory note in the principal amount of $7,500,000 (the “2025 Lind Note” and collectively with the 2026 Lind Note, the “Lind Notes”) and a common stock purchase warrant to purchase 651,042 shares of common stock (collectively, the “2025 Securities”). The Amended SPA amends and restates the Original SPA to provide for the sale and issuance of the 2026 Securities, which issuance and sale is in addition to the previous issuance and sale of the 2025 Securities.

The 2026 Lind Note, which does not accrue interest, is repayable in 18 consecutive monthly installments in the amount of $133,333 beginning six-months from the issuance date. While the 2026 Lind Note is outstanding, Lind may elect with respect to no more than two monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company. The monthly payments due under the 2026 Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined below), cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares of the Company’s common stock. The “Repayment Share Price” is defined in the 2026 Lind Note as 90% of the average of the five lowest daily volume weighted average prices of one share of the Company’s common stock during the 20 trading days prior to the payment date. The 2026 Lind Note sets forth certain conditions that must be satisfied before the Company may make any monthly payments in shares of common stock.

The 2026 Lind Note was initially convertible by Lind from time to time at a price of $11.428 per share, subject to adjustment (the “Conversion Price”), or an aggregate of 210,011 shares based upon the initial principal amount and the initial Conversion Price. The Conversion Price was subsequently adjusted to $1.55 per share as a result of the June 2026 equity offering noted below. The dollar amount of any conversions by Lind will be applied toward upcoming Lind Note payments in reverse chronological order. The 2026 Lind Note may be prepaid in whole upon written notice on any business day following 30 days after the earlier to occur of (i) the resale registration statement for the shares underlying the 2026 Lind Note being declared effective by the Securities and Exchange Commission or (ii) the date that the shares issued pursuant to conversion of the 2026 Lind Note may be immediately resold under Rule 144 without restriction on the number of shares to be sold or the manner of sale; but in the event of a prepayment notice, Lind may convert up to one-third of principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2026 Lind Purchase Agreement (continued)

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

As a result of the Company’s failure to comply with the market capitalization covenant, on May 21, 2026, the Company and Lind entered into a waiver and consent (the “Waiver”) pursuant to which Lind waived certain rights and remedies under the Lind Notes and the other transaction documents arising from the Company’s failure to comply with the market capitalization covenant, subject to the terms and conditions set forth in the Waiver. Accordingly, Lind has waived and is no longer entitled to exercise any rights or remedies arising from the Company’s failure to comply with the market capitalization covenant now or in the future, except those rights and remedies set forth in the Lind Notes which are expressly preserved in the Waiver. In particular, Lind waived its rights under the Lind Notes to declare any amounts due and payable, demand immediate payment in full, accelerate obligations or foreclose upon any collateral as a result of the failure to comply with the market capitalization covenant now or in the future.

The Company’s failure to comply with the market capitalization covenant resulted in the imposition of an additional amount payable under the Lind Notes in an amount equal to 10% of the outstanding principal amount of each Note as provided by the terms of the Lind Notes. Pursuant to the Waiver and in accordance with the terms of the Lind Notes, Lind may demand that all or a portion of the outstanding principal amount of either Note be converted into shares of the Company’s common stock at the lower of (i) the then-current Conversion Price under the applicable Note, and (ii) 90% of the average of the three lowest VWAPs during the 20 trading days prior to the delivery by Lind of the applicable notice of conversion; provided that such conversion does not result in a violation of the beneficial ownership limitations set forth in the Lind Notes.

The 2026 Lind Note also contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers. Additionally, unless waived by Lind, the Company shall be required to utilize a portion of the proceeds from certain specified debt or equity transactions and asset sales to repay the outstanding principal amount due under the 2026 Lind Note.  Following the June 2026 equity offering noted below, the Company repaid Lind $250,000 from the net proceeds against the outstanding principal of the 2026 Lind Note.

June 2026 Confidentially Marketed Public Offering

On June 7, 2026, VolitionRx Limited (the “Company”) entered into a securities purchase agreement (the “Maxim Purchase Agreement”) with the purchasers listed on the signature pages thereto in connection with the Company’s offer of an aggregate of 2,960,000 shares (the “Shares”) of its common stock, par value $0.001 per share (the “Common Stock”), together with accompanying common stock purchase warrants to purchase 1,480,000 shares of Common Stock (the “Warrants” and, together with the Shares, the “Securities”) to the purchasers pursuant to the prospectus registering such Securities (the “Offering”). The Securities were sold at a combined offering price of $1.55 per Share and accompanying Warrant.  Maxim Group LLC acted as the Company’s placement agent in connection with the Offering.

The Warrants have an exercise price of $1.55 per share, are exercisable immediately, and are exercisable for a period of five years from the closing of the Offering. The Warrants may be exercised on a cashless basis only if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares underlying the Warrants to the holder. The Company is prohibited from effecting an exercise of any Warrants to the extent that such exercise would result in the number of shares of Common Stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of Common Stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The net proceeds to the Company from the Offering were approximately $4.1 million after deducting placement fees and other estimated offering expenses payable by the Company and excluding the proceeds received from the exercise of Warrants, if any. The additional gross proceeds to the Company from the exercise of the Warrants, if fully exercised on a cash basis, will be approximately $2.3 million.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

March 2025 Registered Direct Offering

On March 24, 2025, the Company entered into a securities purchase agreement with the several purchasers, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259783) declared effective by the SEC on November 8, 2021 (the “2021 Form S-3”), an aggregate of (i) 118,182 shares of the Company’s common stock to certain of its directors and executive officers, and certain of its existing stockholders (collectively, the “Insiders”) at an offering price of $11.0 per share (the “Insider Shares”), and (ii) 86,954 shares of common stock (the “March 2025 Warrant Investor Shares” and, together with the Insider Shares, the “March 2025 Shares”), together with common stock purchase warrants to purchase up to 86,954 shares of common stock (the “March 2025 Warrants”), at a combined offering price of $11.0 per March 2025 Warrant Investor Share and accompanying March 2025 Warrant, to certain other existing stockholders of the Company and new investors (collectively, the “Warrant Investors”). Each March 2025 Warrant has an exercise price per share of $13.20, and is exercisable on or after March 26, 2025 through and until March 26, 2030. The Insiders did not receive any March 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the March 2025 Shares and the March 2025 Warrants were $2.3 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds above exclude any proceeds arising from the exercise of the March 2025 Warrants. The shares of common stock underlying the March 2025 Warrants were initially registered pursuant to the 2021 Form S-3. The shares of common stock underlying the March 2025 Warrants were subsequently registered pursuant to a Registration Statement on Form S-1 (File No. 333-286401) declared effective by SEC on April 15, 2025 (the “2025 Form S-1”), and were withdrawn from the 2021 Form S-3.

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

Shares Issued in Repayment of Lind Notes

During the six-months ended June 30, 2026, the Company issued an aggregate of 1,302,343 shares of common stock, with an aggregate fair value of $4.2 million, to Lind in repayment of amounts due under the 2025 Lind Note. The shares were issued at the applicable repayment share prices determined in accordance with the terms of the 2025 Lind Note and satisfied an aggregate of $3.7 million of repayment obligations. Because each such repayment was settled through the issuance of shares, the transactions were accounted for as extinguishments of the corresponding portions of the note. The difference between the fair value of the shares issued and the carrying amount of the obligations extinguished, including the proportionate net host liability, unamortized debt discount, and bifurcated derivative liability derecognized, resulted in an aggregate loss on extinguishment of debt of $1.6 million for the six months ended June 30, 2026. Refer to Note 8 – Commitments and Contingencies—Convertible Note Payable, for additional information regarding the Company’s outstanding convertible notes, and Note 9 – Subsequent Events, for information regarding share issuances in repayment of the 2025 Lind Note made subsequent to June 30, 2026, of the notes to the condensed consolidated financial statements included within this Report.

2025 ATM Sales Agreement

On April 22, 2025, the Company entered into a Capital On DemandTM Sales Agreement (the “2025 ATM Sales Agreement”) with JonesTrading Institutional Services, LLC (“JonesTrading”) to sell shares of the Company’s common stock, with an aggregate offering price of up to $7.5 million, from time to time through an “at the market” offering pursuant to the 2025 Form S-3, through JonesTrading acting as the Company’s agent. On August 14, 2025, the Company entered into Amendment No. 1 to the 2025 ATM Sales Agreement to increase the maximum offering price of shares of common stock that may be offered, issued, and sold under the 2025 ATM Sales Agreement from $7.5 million to $30.0 million. Although the Company is not obligated to sell any shares under the 2025 ATM Sales Agreement, from April 1, 2026 through June 30, 2026, the Company raised aggregate proceeds (net of broker commissions and fees) of approximately $1,212,344 through the sale of 754,798 shares of its common stock pursuant to the 2025 ATM Sales Agreement. During the six-months ended June 30, 2026, the Company raised $6,622,685 through the sale of 1,466,452 shares of its common stock pursuant to the 2025 ATM Sales Agreement. From inception on April 22, 2025 through June 30, 2026, the Company raised aggregate proceeds (net of broker commissions and fees) of approximately $8,313,019 through the sale of 1,684,657 shares of its common stock pursuant to the 2025 ATM Sales Agreement. See Note 9 – Subsequent Events of the notes to the condensed consolidated financial statements included within this Report for additional details regarding sales under the 2025 ATM Sales Agreement subsequent to June 30, 2026.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation

a) Common Stock Warrants

The following table summarizes the changes in common stock warrants of the Company outstanding during the six-months period ended June 30, 2026.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	1,815,099	9.886
Granted	1,830,018	1.639
Expired/Cancelled	(2,500)	69.000
Outstanding at June 30, 2026	3,642,617	5.702

Exercisable at June 30, 2026	3,642,617	5.702

The following table summarizes the changes in Series A and Series B Warrants outstanding during the six-months period ended June 30, 2026.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	1,291,822	11.462
Granted	-	-
Exercised	-	-
Expired/Cancelled	-	-
Outstanding at June 30, 2026	1,291,822	11.462

Exercisable at June 30, 2026	1,291,822	11.462

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) Common Stock Warrants (continued)

Below is a table summarizing the common stock warrants and the Series A and B warrants issued and outstanding as of June 30, 2026, which have an aggregate weighted average remaining contractual life of 3.82 years. The proceeds if exercised assume the warrants are exercised for cash.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
1,480,000	1,480,000	1.550	4.95	2,294,000
651,042	651,042	2.015	3.98	1,311,850
350,018	350,018	2.015	4.53	705,286
1,272,728	1,272,728	11.400	2.11	14,509,099
142,879	142,879	11.444	3.45	1,635,107
664,125	664,125	12.000	4.28	7,969,500
44,610	44,610	12.600	4.28	562,086
86,960	86,960	13.200	3.74	1,147,872
24,194	24,194	13.640	4.22	330,006
19,094	19,094	13.750	3.11	262,543
71,444	71,444	14.305	3.45	1,022,006
86,720	86,720	15.360	4.10	1,332,019
22,425	22,425	40.000	1.96	897,000
2,700	2,700	61.000	2.26	164,700
6,250	6,250	79.000	0.51	493,750
9,250	9,250	98.000	0.59	906,500
4,934,439	4,934,439			35,543,324

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) Common Stock Warrants (continued)

Warrants Granted

2026

On January 15, 2026, in connection with the issuance of the 2026 Lind Note, the Company issued Common Stock Purchase Warrants for the purchase of up to 350,018 shares of our common stock at a price of $11.428 per share, subject to adjustment (and subsequently adjusted to $2.015 per share as a result of the June 2026 equity offering noted above), and are exercisable for five years.

On June 7, 2026, the Company entered into the Maxim Purchase Agreement with purchasers signatory thereto, in connection with the Company’s offer of an aggregate of 2,960,000 shares, common stock purchase warrants to purchase 1,480,000 shares of common stock to the purchasers pursuant to the prospectus registering such securities. The securities were sold at a combined offering price of $1.55 per share and accompanying warrant.

The warrants have an exercise price of $1.55 per share, are exercisable immediately, and are exercisable for a period of five years from the closing of the offering. The warrants may be exercised on a cashless basis only if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares underlying the warrants to the holder.

The additional gross proceeds to the Company from the exercise of the warrants, if fully exercised on a cash basis, will be approximately $2.3 million.

Warrants Cancelled

2026

During the period 2,500 warrants granted to an employee expired and were cancelled on March 1, 2026.

Stock-based compensation expense related to warrants of $nil and $nil was recorded in the six-months ended June 30, 2026 and June 30, 2025, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $nil. As of June 30, 2026, the total intrinsic value of warrants outstanding was $nil.

Exercise Price Adjustments

2026

On June 9, 2026, as a result of the Company’s equity offering of common stock at a price of $1.55 per share, pursuant to the 2026 Maxim Purchase Agreement, the exercise price of the outstanding warrants issued to Lind was reduced pursuant to the down-round provisions contained in those warrants from $13.44 to $2.015 per share for the warrants issued in May 2025, and from $11.428 to $2.015 per share for the warrants issued in January 2026.

The Lind Warrants are classified within stockholders’ equity. In accordance with ASU 2017-11 and ASC 260-10, the Company measured the effect of the down-round feature as the difference between the fair value of the warrants immediately before and immediately after the reduction in exercise price. This resulted in an incremental value of $460,100, which the Company recorded as a deemed dividend through a reduction of income available to common stockholders, with an offsetting increase to additional paid-in capital. The deemed dividend is non-cash and had no effect on total stockholders’ equity, net loss, or comprehensive loss; it increased net loss attributable to common stockholders and, accordingly, loss per share for the period.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

a) Options

The following table summarizes the changes in options outstanding of the Company during the three-month period ended June 30, 2026, all of which were issued pursuant to the 2015 Plan.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	181,321	77.20
Expired/Cancelled	(29,500)	80.00
Outstanding at June 30, 2026	151,821	76.70

Exercisable at June 30, 2026	151,821	76.70

Below is a table summarizing the options issued and outstanding as of June 30, 2026, all of which were issued pursuant to the 2015 Plan and which have an aggregate weighted average remaining contractual life of 2.98 years. As of June 30, 2026, an aggregate of 485,000 shares of common stock were authorized for issuance under the 2015 Plan, of which nil shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
24,750	24,750	65.00	2.62	1,608,750
39,017	39,017	68.00	5.09	2,653,156
32,750	32,750	72.00	3.87	2,358,000
22,043	22,043	80.00	0.78	1,763,440
4,459	4,459	87.60	1.57	390,608
2,500	2,500	96.00	0.51	240,000
26,302	26,302	100.00	0.74	2,630,200
151,821	151,821			11,644,154

Below is a table summarizing the options that were forfeited during the six-months ended June 30, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	29,500	Apr 15, 2016	29,500	80.00	Apr 15, 2026
	29,500		29,500

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

b) Options (continued)

Stock-based compensation expense related to stock options of $nil and $nil was recorded in the six-months ended June 30, 2026 and June 30, 2025, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $nil. As of June 30, 2026, the total intrinsic value of stock options outstanding was $nil.

c) (i) Restricted Stock Units – 2015 Plan

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2026, all of which were issued pursuant to the 2015 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2025	64,768	13.600
Granted	-	-
Vested/Settled	(8,211)	14.610
Cancelled / Forfeited	(2,313)	17.697
Outstanding at June 30, 2026	54,244	13.353

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2026, all of which were issued pursuant to the 2015 Plan and which have an aggregate weighted average remaining contractual life of 0.68 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
500	12.020	0.75
13,334	12.040	0.85
1,667	12.602	1.05
22,500	13.500	0.80
14,108	14.000	0.25
1,667	14.850	0.90
234	19.414	0.65
234	26.400	0.04
54,244

Stock-based compensation expense related to RSUs of $462,985 and $1,159,847 was recorded in the six-months ended June 30, 2026 and June 30, 2025, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $729,043.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs vested and settled during the six-months ended June 30, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	250	Jan 9, 2026	250	-
2015	1,468	Jan 15, 2026	1,468	-
2015	5,067	Feb 1, 2026	4,542	525
2015	233	Feb 22, 2026	137	96
2015	625	Mar 7, 2026	625	-
2015	334	Apr 1, 2026	334	-
2015	200	May 23, 2026	160	40
2015	34	Jun 15, 2026	34	-
	8,211		7,550	661

Below is a table summarizing the RSUs cancelled during the six-months ended June 30, 2026, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2015	184	Apr 10, 2026	Jun 15, 2026	184
2015	217	Apr 10, 2026	Jun 15, 2026	217
2015	1,667	May 22, 2026	May 23, 2026	1,667
2015	45	Jun 18, 2026	Sep 28, 2026	45
2015	200	Jun 30, 2026	May 23, 2027	200
	2,313			2,313

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units – 2024 Plan

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2026, all of which were issued pursuant to the 2024 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2025	115,544	12.300
Granted	107,050	4.700
Vested/Settled	(22,004)	11.752
Cancelled / Forfeited	(910)	11.402
Outstanding at June 30, 2026	199,680	8.300

Exercisable at June 30, 2026	-	-

Below is a table summarizing the RSUs issued and outstanding as of June 30, 2026, all of which were issued pursuant to the 2024 Plan and which have an aggregate weighted average remaining contractual life of 1.04 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
107,050	4.700	0.66
25,000	5.411	1.31
25,000	2.885	1.31
27,630	11.402	1.21
15,000	14.606	2.58
199,680

Below is a table summarizing the RSUs granted during the six-months ended June 30, 2026, all of which were issued pursuant to the 2024 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 – Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units – 2024 Plan (continued)

Below is a table summarizing the RSUs vested during the six-months ended June 30, 2026, all of which were originally issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	7,734	Mar 1, 2026	6,845	889
2024	14,270	Mar 17, 2026	12,047	2,223
	22,004		18,892	3,112

Below is a table summarizing the RSUs cancelled during the six-months ended June 30, 2026, all of which were originally issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2024	305	Apr 10, 2026	Mar 17, 2028	305
2024	305	Apr 10, 2026	Mar 17, 2027	305
2024	50	Jun 18, 2026	Mar 17, 2028	50
2024	50	Jun 18, 2026	Mar 17, 2027	50
2024	100	Jun 30, 2026	Mar 17, 2028	100
2024	100	Jun 30, 2026	Mar 17, 2027	100
	910			910

As of June 30, 2026, an aggregate of 375,000 shares of common stock were authorized for issuance under the 2024 Plan, of which 142,066 shares of common stock remained available for future issuance thereunder.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

a) Finance Lease Obligations

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2026.

For the Six Months Ending June 30, 2026	Amount
$
2026 - Remaining	30,702
2027	61,406
2028	61,405
2029	61,404
2030	61,406
Greater than 5 years	84,417
Total	360,740
Less: Amount representing interest	(24,869)
Present value of minimum lease payments	335,871

b) Operating Lease Right-of-Use Obligations

Operating leases as of June 30, 2026, and December 31, 2025, consisted of the following:

	June 30, 2026	December 31, 2025
	$	$
Operating right-of-use assets	338,795	495,749

Operating lease liabilities, current portion	204,724	250,336
Operating lease liabilities, long term	157,478	276,558
Total operating lease liabilities	362,202	632,441

Weighted average remaining lease (months)	28	39
Weighted average discount rate	4.26%	4.28%

During the six-months ended June 30, 2026, cash paid for amounts included for the measurement of lease liabilities was $111,891 and the Company recorded operating lease expense of $112,699.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of June 30, 2026.

For the Six Months Ending June 30, 2026	Amount
$
2026 - Remaining	120,405
2027	159,737
2028	82,945
2029	13,666
Total	376,753
Less: imputed interest	(14,551)
Total Operating Lease Liabilities	362,202

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the six-months ended June 30, 2026, the Company recognized $28,961 in short-term lease costs associated with office space leases. As of June 30, 2026, the annual payments remaining for short-term office leases were as follows:

For the Six Months Ending June 30, 2026	Amount

2026 - Remaining	23,793
2027	-
Total Operating Lease Liabilities	23,793

c) Grants Repayable

As of June 30, 2026, the total grant balance repayable was $562,862 and the payments remaining were as follows:

For the Six Months Ending June 30, 2026	Amount

2026 - Remaining	101,951
2027	103,688
2028	112,557
2029	56,949
2030	57,017
Greater than 5 years	130,700
Total Grants Repayable	562,862

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

d) Long-Term Debt

As of June 30, 2026, the total balance for long-term debt payable was $7,051,835 and the payments remaining were as follows:

For the Six Months Ending June 30, 2026	Amount
$
2026 - Remaining	1,139,483
2027	2,638,076
2028	3,547,122
2029	289,487
2030	262,206
Greater than 5 years	674,834
Total	8,551,208
Less: amount representing interest	(1,499,373)
Total Long-Term Debt	7,051,835

In December 2025, the Company entered into a five year loan agreement with SA Namur Invest Preface for a maximum of €650,000 with fixed interest rate of 5.00%, maturing September 2030. As of June 30, 2026, €325,000 had been drawn down under this agreement and the principal balance payable was $371,035.

In March 2026, the Company entered into a five year loan agreement with Wallonie Entreprendre for a maximum of €1,000,000 with fixed interest rate of 7.00%, maturing March 2031. As of June 30, 2026, €500,000 had been drawn down under this agreement and the principal balance payable was $570,823.

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of June 30, 2026, $510,000 is still to be paid by the Company under this agreement. As of June 30, 2026, $510,000 is due by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps (“NETs”) in cancer patients with sepsis for a cost to the Company of $449,406. As of June 30, 2026, $163,545 is still to be paid by the Company under this agreement. As of June 30, 2026, $0 is due by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of June 30, 2026, $55,305 is still to be paid by the Company under this agreement and as of June 30, 2026, $0 is due by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $129,127. As of June 30, 2026, $129,127 is still to be paid by the Company under this agreement. As of June 30, 2026, $21,521 is due by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

In October 2024, the Company entered into an agreement with the National Taiwan University to undertake a clinical research study entitled Validation of Nu.Q biomarker panel in differentiating between high and low risk of cancer in nodules identified by Lung cancer LDCT screening for a cost to the Company of $402,250. As of June 30, 2026, $160,900 is still to be paid by the Company under this agreement. As of June 30, 2026, $100,563 is due by the Company under this agreement.

The Company entered into an agreement with Gustave Roussy a leading cancer centre in Europe that treats patients with all types of cancer to perform and be responsible for the co-ordination of a Non-Interventional Phase IV clinical trial to undertake a Prospective analysis of circulating nucleosomes in patients receiving a first line treatment for a non-Hodgkin lymphoma for a cost to the Company of $119,540. As of June 30, 2026, $84,942 is still to be paid by the Company under this agreement. As of June 30, 2026, $34,889 is due by the Company under this agreement.

As of June 30, 2026, the total amount to be paid for future research and collaboration commitments was $1,103,820 and the payments remaining were as follows:

	Total Amount Remaining	2026
	$	$
National University of Taiwan	510,000	510,000
MD Anderson Cancer Center	163,546	163,546
Guys and St Thomas	129,127	129,127
Xenetic Biosciences	55,305	55,305
National University of Taiwan	160,900	160,900
Gustave Roussy	84,942	84,942
Total Collaborative Obligations	1,103,820	1,103,820

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

The 2025 Lind Note, which does not accrue interest, is repayable in 18 consecutive monthly installments in the amount of $416,666 beginning six-months from the issuance date. Under the terms of the agreement Lind had the right to elect to no more than two (2) monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company. Lind elected to exercise this right in full during the period and the Company made the repayment by the issuance of common stock. The monthly payments due under the 2025 Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined in the 2025 Lind Note), cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares. The 2025 Lind Note sets forth certain conditions that must be satisfied before we may make any monthly payments in shares of common stock.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Convertible Notes Payable (continued)

The 2025 Lind Note and 2026 Lind Note contain contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers. Additionally, unless waived by Lind, the Company is required to utilize a portion of the net proceeds from certain specified debt or equity transactions and asset sales to repay the outstanding principal amount due under the applicable note.

As described in Note 6 – Common Stock, on January 7, 2026, the Company entered into the Amended SPA with Lind, pursuant to which the Company issued the 2026 Lind Note in the principal amount of $2,400,000 and the 2026 Lind Warrant for the purchase of up to 350,018 shares of common stock. The Company received net proceeds of $1,755,000 after the original issue discount and debt issuance costs. Further, as described in Note 6 – Common Stock, on May 21, 2026, the Company entered into the Waiver with Lind pursuant to which Lind waived certain rights and remedies under the 2025 Lind Note, the 2026 Lind Note and the other transaction documents arising from the Company’s failure to comply with the market capitalization covenant contained in the Notes, which reflected the imposition of an additional amount payable under the Lind Notes in an amount equal to 10% of the outstanding principal amount of each Note as provided by the terms of the Lind Notes, and which adjusted the terms of conversion of the Lind Notes as described therein.

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

During the six-months June 30, 2026, the Company issued shares of common stock to Lind in repayment of amounts due under the 2025 Lind Note. Refer to Note 6 – Common Stock, for additional information regarding shares issued during the period in repayment of the Company’s convertible notes.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

f) Convertible Notes Payable (continued)

Estimated future minimum principal payments of the 2025 Lind note for the next five years consist of the following as of June 30, 2026.

For the Six Months Ending June 30, 2026	Amount
$
2026 - Remaining	2,500,000
2027	883,333
Total Payments	3,383,333

Debt Carrying Value	3,383,333
Debt discount	(840,080)
Current portion of convertible note payable, net	2,543,253

Debt Carrying Value	-
Debt discount	-
Convertible note payable, net of current portion	-

Estimated future minimum principal payments of the 2026 Lind Note for the next five years consist of the following as of June 30, 2026.

For the Six Months Ending June 30, 2026	Amount
$
2026 - Remaining	800,000
2027	1,590,000
Total Payments	2,390,000

Debt Carrying Value	1,600,000
Debt discount	(722,668)
Current portion of convertible note payable, net	877,332

Debt Carrying Value	790,000
Debt discount	(550,193)
Convertible note payable, net of current portion	239,807

The following table combines the 2025 and 2026 Lind Note repayments and associated debt discount amounts.

For the Six Months Ending June 30, 2026	Amount
$
2026 - Remaining	3,300,000
2027	2,473,333
Total Payments	5,773,333

Debt Carrying Value	4,983,333
Debt discount	(1,562,748)
Current portion of convertible note payable, net	3,420,585

Debt Carrying Value	790,000
Debt discount	(550,193)
Convertible note payable, net of current portion	239,807

On May 8, 2026, the Company’s market capitalization fell below $22,500,000 for ten consecutive trading days, resulting in a market capitalization default under each of the 2025 Lind Note and the 2026 Lind Note. According to the terms of each note, a market capitalization default automatically imposes a mandatory default amount equal to 110% of the then-outstanding principal amount of the note, increasing the outstanding principal by 10%. As a result, the outstanding principal of the 2025 Lind Note increased by $383,333 (from $3,833,333 to $4,216,666) and the outstanding principal of the 2026 Lind Note increased by $240,000 (from $2,400,000 to $2,640,000), for an aggregate increase of $623,333. The mandatory default amount was recognized in interest expense when incurred on May 8, 2026, with a corresponding increase to the principal balance of the notes.

Pursuant to a Waiver and Consent between the Company and Lind effective May 8, 2026, Lind waived its acceleration, payment-demand, and collateral-foreclosure remedies with respect to this and any future market capitalization default, except for its triggered conversion right, which was preserved (in each case as defined in the Lind Notes). The 110% mandatory default amount was not waived and remains an obligation of the Company.

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

As of June 30, 2026, $223 is payable under the 6% royalty agreement on sales to date toward the Company’s aggregate minimum royalty obligation of $125,581.

VolitionRx

On February 5, 2026, the Company entered into a 9-month loan agreement with First Insurance Funding for a maximum of $262,552 with fixed interest rate of 7.32%, maturing in November 2026. As of June 30, 2026, the maximum has been drawn down under this agreement and the principal balance payable was $141,512. The agreement is in relation to the directors and officers insurance policy.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 – Commitments and Contingencies (continued)

i) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of June 30, 2026, the Company had recognized total compensation expense of $652,359 in relation to the RSUs from grants in 2023. The Company has unrecognized compensation expense of $16,204 in relation to those 2023 RSUs, of which, $16,204 is in relation to RSUs that will vest in 2026 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Amortized	Amortized	Amortized	Un-Amortized
Award	Vesting	2026	2025	2024	2023	2026
$	Year	$	$	$	$	$
242,902	2024	-	-	148,132	94,770	-
218,081	2025	0	66,990	103,578	47,513	-
207,580	2026	32,495	58,062	69,116	31,703	16,204
668,563		32,495	125,052	320,826	173,986	16,204

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

Effective March 17, 2025, the Compensation Committee of the Board of Directors approved the granting of RSUs of 143,400 shares of common stock under the 2024 Plan, payable upon the achievement of various corporate goals focused around licensing, revenue, cost reduction and non-dilutive funding, to various personnel including directors, executives, members of management, consultants and employees of the Company and/or its subsidiaries in exchange for services provided to the Company. Pursuant to the terms of the grants, conditioned upon the achievement by the Company or its affiliates/subsidiaries of one or more of the corporate goals as set forth in the minutes of the Compensation Committee, as determined in the sole discretion of the Compensation Committee, these RSUs will vest at a rate of approximately one-third vesting on each of March 17, 2026, March 17, 2027, and March 17, 2028 subject to continued service of the award recipient to the Company through the applicable vesting dates. During the year ended December 31, 2025, 100,380 RSUs were cancelled due to non-achievement of some of the corporate goals. At management’s discretion, the cash components of these awards have been permanently canceled and the accruals reversed in the quarter.

As of June 30, 2026, the Company had recognized total compensation expense of $338,342 in relation to the RSUs from grants in 2025. The Company has unrecognized compensation expense of $145,914 in relation to those 2025 RSUs, of which $0 is in relation to RSUs that will vest in 2026, $56,026 in relation to RSUs that will vest in 2027, and $89,888 in relation to RSUs that will vest in 2028 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Amortized	Un-Amortized	Cancelled
Award	Vesting	2026	2025	2026	2025
$	Year	$	$	$	$
545,026	2026	33,786	128,920	-	382,320
545,015	2027	40,510	64,548	56,026	383,931
545,006	2028	27,565	43,013	89,888	384,540
1,635,047		101,861	236,481	145,914	1,150,791

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 – Subsequent Events

Settlement of RSUs

On July 13, 2026, 50 RSUs previously granted to an employees vested and settled resulting in the issuance of 50 shares of common stock, all of which were issued pursuant to the 2015 Plan.

RSUs Cancellations

On July 7, 2026, 184 RSUs previously granted to employees of the Company were cancelled under the 2015 Plan upon termination prior to vesting.

On July 7, 2026, 260 RSUs previously granted to employees of the Company were cancelled under the 2024 Plan upon termination prior to vesting.

On July 17, 2026, 574 RSUs previously granted to employees of the Company were cancelled under the 2015 Plan upon termination prior to vesting.

On July 17, 2026, 890 RSUs previously granted to employees of the Company were cancelled under the 2024 Plan upon termination prior to vesting.

Reduction in Authorized Share Capital

On May 11, 2026, the Board of Directors of the Company unanimously approved the Fourth Amendment to the Restated Certificate to reduce the number of authorized shares of common stock, $0.001 par value per share, issuable under the Restated Certificate from 325,000,000 to 150,000,000.This proposal was approved at the Annual Meeting of Stockholders on July 17, 2026.

Shares Issued in Repayment/Conversion of Convertible Notes

On July 14, 2026, the Company issued an aggregate of 116,651 shares of common stock to Lind in repayment of amounts due under the 2026 Lind Note. The shares were issued at the applicable repayment share prices determined in accordance with the terms of the 2026 Lind Note and satisfied an aggregate of approximately $133,333 of repayment obligations. Refer to Note 6 – Common Stock, and Note 8 – Commitments and Contingencies, for additional information regarding the Company’s outstanding convertible notes.

On July 16, 2026, the Company issued an aggregate of 372,023 shares of common stock to Lind in repayment of amounts due under the 2026 Lind Note. The shares were issued at the applicable repayment share prices determined in accordance with the terms of the 2025 Lind Note and satisfied an aggregate of approximately $416,666 of repayment obligations. Refer to Note 6 – Common Stock, and Note 8 – Commitments and Contingencies, for additional information regarding the Company’s outstanding convertible notes.

On August 5, 2026, the Company issued an aggregate of 290,697 shares of common stock to Lind in conversion of amounts due under the 2025 Lind Note. The shares were issued at the applicable conversion share prices determined in accordance with the terms of the 2025 Lind Note and satisfied an aggregate of approximately $200,000 of conversion obligations. Refer to Note 6 – Common Stock, and Note 8 – Commitments and Contingencies, for additional information regarding the Company’s outstanding convertible notes.

On August 11, 2026, the Company issued an aggregate of 220,264 shares of common stock to Lind in conversion of amounts due under the 2025 Lind Note. The shares were issued at the applicable conversion share prices determined in accordance with the terms of the 2025 Lind Note and satisfied an aggregate of approximately $150,000 of conversion obligations. Refer to Note 6 – Common Stock, and Note 8 – Commitments and Contingencies, for additional information regarding the Company’s outstanding convertible notes.

2025 ATM Sales Agreement

During the period from July 1, 2026 through August 7, 2026, the Company sold 605,360 shares of common stock for aggregate proceeds (net of broker commissions and fees) of approximately $509,528 under the 2025 ATM Sales Agreement with Jones Trading.

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

Overview

Imagine a world where diseases like cancer and sepsis can be diagnosed early and monitored easily using routine blood tests. That is the world Volition is trying to build by developing its innovative family of simple, easy to use, cost-effective blood tests.

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

We have several key pillars of focus:

•	Nu.Q® Vet - cost-effective, easy-to-use blood tests for dogs and other companion animals. The Nu.Q® Vet Cancer Test is commercially available as a cancer screening test in dogs.
•	Nu.Q® NETs -detects diseases associated with NETosis such as sepsis.
•	Nu.Q® Discover - a complete solution to profiling nucleosomes.
•	Nu.Q® Cancer -from screening, diagnosis and staging, therapy decision, planning and treatment to monitoring response to treatment and disease progression with a particular focus on lung cancer.
•	Capture-Seq™/ Capture-PCR™ - isolating and capturing circulating tumor-derived DNA from plasma samples for early cancer detection.

Commercialization Strategy

We are guided by three underlying principles to our commercialization strategy – ensuring our products:

•	Result in low capital expenditures for licensors and end users and low operating expenses for Volition;
•	Are affordable; and
•	Are accessible worldwide.

The principles above inform our overall commercialization strategy for our products, which is driven by the following:

•	Conducting research and development in-house and through our research partners;
•	Monetizing our intellectual property with upfront payments, milestone payments, royalties, and sales of kits and key components; and
•	Commercializing our products via global players and in fragmented markets through regional companies.

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

We believe that, given the global prevalence of cancer and diseases associated with NETosis, and the low-cost, accessible and routine nature of our tests, subject to clinical validation, regulatory authorization, and successful commercialization, our tests have the potential for use in markets worldwide.

We aim to remain an intellectual property powerhouse in the epigenetic space and expect to monetize our IP and technologies through licensing and distribution contracts with companies that have established distribution networks and expertise on a worldwide or regional basis, in both human and animal care across platforms (centralized labs and point-of-care / in-house diagnostics).

Human

In September 2025, we signed a Research License and Exclusive Commercial Option Rights Agreement for Antiphospholipid Syndrome, or APS, with Werfen, a global leader in the field of specialized diagnostics for hemostasis, thrombosis and other NETs-related indications. The full terms of the agreement are confidential, however, under the agreement, Werfen will gain access to the components of Volition’s proprietary Nu.Q® H3.1 NETs assay and will investigate its clinical utility on its platforms in the management of APS patients. Werfen also has an option to negotiate terms with Volition for an exclusive license to commercialize the product.

Also in September 2025, Volition signed an agreement with Hologic Diagenode (NASDAQ: HOLX) or Hologic, for the co-marketing of Volition’s Nu.Q® Discover service. Under the agreement, Hologic will co-market Nu.Q® Discover services to Hologic customers for an initial one-year term. If successful, the aim is for Hologic to be appointed as an exclusive provider of those services, subject to further agreed upon terms. The intention of this agreement is to expand customer access to our proprietary Nu.Q® Discover assays.

We are in various stages of active discussions with approximately ten leading diagnostics and liquid biopsy companies for both Nu.Q® and Capture-Seq™, including ongoing technology evaluations, however, there is no guarantee such discussions will result in executed agreements.

Veterinary

On March 28, 2022, we entered into a master license and product supply agreement with Heska, now an Antech Company. In exchange for granting Heska exclusive worldwide rights to sell our Nu.Q® Vet Cancer Test at the point of care for companion animals, Volition received a $10.0 million upfront payment upon signing and a $13.0 million payment based on the achievement of two milestones. Volition is eligible to receive up to an additional $5.0 million upon the achievement of a final milestone, which will occur on the earlier of: (i) the first commercial sale by or on behalf of Heska of a screening or monitoring test for lymphoma in felines, or (ii) the nine-month anniversary of the first peer-reviewed paper evidencing clinical utility for the screening or monitoring of lymphoma in felines being published in any of the periodicals identified by the parties. In addition, Volition has granted Heska non-exclusive rights to sell the Nu.Q® Vet Cancer Test in kit format for companion animals through Heska’s network of central reference laboratories.

In October 2022, we entered into a licensing and supply agreement with IDEXX. This contract provides worldwide customer reach through IDEXX’s global reference laboratory network as we continue to commercialize our transformational Nu.Q® technology within the companion animal healthcare sector and capitalize on the significant opportunities available. IDEXX launched the IDEXX Nu.Q® Canine Cancer Test in January 2023.

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributors, the Veterinary Pathology Group and Nationwide Laboratories. In July 2024, we launched the Nu.Q® Vet Cancer Test in Japan with Fujifilm Vet Systems. As of June 30, 2026, the Nu.Q® Vet Cancer Test is available in over twenty countries.

In March 2025, we signed the first ever Nu.Q® Vet Cancer Test Automation Agreement with Fujifilm Vet Systems to include Volition’s ChLIA version of the test via the Immunodiagnostic Systems or IDS i10® automated analyzer platform, for a five year initial term. Fujifilm Vet Systems is expected to be among the first in the world to utilize this centralized lab automation for the Nu.Q® Vet Cancer Test which will enable a more rapid turnaround and high throughput to meet increasing demands.

2. Leverage our existing CE-marked Nu.Q® NETs test

The second prong of our strategy is to leverage our granted CE mark, which has been approved in the EU for any NETs related diseases. Our ChLIA version of the CE-marked Nu.Q® NETs Test is via the IDS-i10TM automated analyzer platform from Immunodiagnostic Systems, a subsidiary of Revvity. Our aim is to sell this product, either directly or in conjunction with Immunodiagnostic Systems, to institutions for use in a wide range of clinical applications where NETosis plays a critical role. In a significant commercial milestone, we recorded our first revenue from sales of our CE-Marked Nu.Q® NETs automated product in Europe in the first quarter of 2025. This is the first revenue generated from a regulated clinically approved product. As of June 30, 2026, we have 12 hospital clients evaluating our Nu.Q® NETs test for a range of diseases.

In collaboration with Revvity, we aim to submit a reimbursement application for the Nu.Q® NETs test in 2026.

3. Roll-out the Nu.Q® Lung Cancer test

In the November 2025, we received our first order for the Nu.Q® Cancer assays for clinical certification ahead of routine clinical use in lung cancer and in January 2026 were delighted to announce that preparation of the reimbursement submission is underway, actively supported by the Hospices Civils de Lyon, France’s second largest university hospital system and two other French institutions. Reimbursement will be a major milestone for Volition in the commercialization and licensing of Nu.Q® in the human cancer field. Once achieved, we anticipate the introduction into routine clinical use in France by the fourth quarter of 2026.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of June 30, 2026, we had cash and cash equivalents of approximately $2.8 million.

Net cash used in operating activities was $10.4 million for the six-months ended June 30, 2026 and $10.6 million for the six-months ended June 30, 2025, respectively. The decrease in cash used in operating activities for the period ended June 30, 2026 when compared to the same period in 2025 can mainly be attributed to reduced personnel expenditure.

Net cash used in investing activities was $0.0 million and $0.1 million for the six-months ended June 30, 2026 and June 30, 2025, respectively. The slight decrease was due to reduced purchases of laboratory equipment in the period ended June 30, 2026, as compared to the same period in the prior year.

Net cash provided by financing activities was $12.6 million for the six-months ended June 30, 2026 and net cash provided by financing activities was $9.3 million for the comparable period ended June 30, 2025. The increase in cash provided by financing activities for the period ended June 30, 2026 when compared to same period in 2025 was primarily due to (i) $1.9 million in cash received, before deducting offering expenses of $0.1 million, from the issuance and sale of shares of common stock and warrants in a registered direct offering that closed in January 2026, (ii) $4.6 million in cash raised through Maxim, before deducting offering expenses of $0.3 million, from the issuance and sale of shares of common stock, warrants, and pre-funded warrants in an offering that closed in June 2026, and (iii) $6.6 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended June 30, 2026 compared to (x) $2.4 million in cash, before deducting offering expenses of $0.1 million from the issuance and sale of shares of common stock and warrants in a registered direct offering that closed in March 2025 (the “March 2025 RDO”), (y) $6.3 million in cash, before deducting commitment and legal fees of $0.3 million, received in exchange for the issuance of a senior secured convertible note in May 2025, (z) $0.3 million in net proceeds, received from the issuance and sale of 448,706 shares of common stock under our “at-the-market” facility with Jefferies LLC acting as exclusive placement agent, (iv) $0.2 million in net proceeds received from the issuance and sale of 321,562 shares of common stock under our Capital On DemandTM Sales Agreement (the “2025 ATM Sales Agreement”) with JonesTrading Institutional Services, LLC (“JonesTrading”) during the six-months ended June 30, 2025, and (v) $0.3 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility with JonesTrading during the six-months ended June 30, 2025.

For additional information on our “at the market facility,” and the March 2025 RDO, refer to Note 6, Common Stock – Equity Distribution Agreement and – 2025 Equity Capital Raise, of the notes to the condensed consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of June 30, 2026.

Approximate Payments (Including Interest) Due by Year
	Total	2026	2027 - 2030	Greater than 5 years
Description	$	$	$	$
Financing lease liabilities	360,740	30,702	245,621	84,417
Operating lease liabilities and short-term lease	400,546	144,198	256,348	-
Grants repayable	562,862	102,040	330,211	130,611
Long-term debt	8,551,208	1,139,483	6,736,891	674,834
Collaborative agreements obligations	1,103,820	1,103,820	-	-
Convertible Notes	5,773,333	3,300,000	2,473,333	-
Total	16,752,509	5,820,243	10,042,404	889,862

We intend to use our cash reserves to predominantly fund long term debt, lease liabilities, and commercialization activities. We do not have any substantial source of revenues and expect to rely on additional future financing, through the sale of licensing or distribution rights, grant funding and the sale of equity or debt securities to provide sufficient funding to execute our strategic plan. There is no assurance that we will be successful in raising further funds.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and June 30, 2025

The following table sets forth our results of operations for the three-months ended June 30, 2026 and June 30, 2025.

	Three Months Ended June 30,
	2026	2025	Change	Change
	$	$	$	%
Services	-	161,778	(161,778)	(<100)%
Product	398,657	244,910	153,747	63%
Total Revenues	398,657	406,688	(8,031)	(2)%

Research and development	1,800,656	2,720,207	(919,551)	(34)%
General and administrative	2,205,471	2,940,754	(735,283)	(25)%
Sales and marketing	548,513	1,043,534	(495,021)	(47)%
Total Operating Expenses	4,554,640	6,704,495	(2,149,855)	(32)%

Operating Loss	(4,155,983)	(6,297,807)	2,141,824	(34)%

Grant income (loss)	(45,914)	75,991	(121,905)	(<100)%
Gain on disposal of fixed assets	341	330	11	3%
Interest income	163	160	3	2%
Interest expense	(740,388)	(123,356)	(617,032)	>100%
Amortization of debt discount	(405,068)	(325,305)	(79,763)	25%
Gain (loss) on change in fair value of derivative liability	(1,374,076)	418,681	(1,792,757)	(<100)%
Gain (loss) on change in fair value of warrant liability	1,162	(62,764)	63,926	(<100)%
Loss on extinguishment of debt	(595,500)	-	(595,500)	(<100)%
Total Other Income (Expenses)	(3,159,280)	(16,263)	(3,143,017)	(<100)%

Net Loss	(7,315,263)	(6,314,070)	(1,001,193)	16%

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the three-months ended June 30, 2026 were $0.4 million, compared with $0.4 million for the three-months ended June 30, 2025. The main source of revenue during the three-months ended June 30, 2026 and June 30, 2025 was product revenues from sales of the Nu.Q® Vet Cancer Test and the Nu.Q® Discover kits. Revenue remained flat year over year, driven by steady product sales and consistent demand in deferred revenue recognition for the Nu.Q® Vet Cancer Test related to the Heska agreement. Services revenue related solely to Nu.Q® Discover services for which revenue recognition is dependent on client project delivery schedules.

Operating Expenses

Total operating expenses decreased to $4.6 million for the three-months ended June 30, 2026 from $6.7 million for the three-months ended June 30, 2025, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $1.8 million from $2.7 million for the three-months ended June 30, 2026, and June 30, 2025, respectively. This decrease was primarily related to reduced personnel expenses partly from reduced headcount together with the release of bonus provisions and lower stock-based compensation and by lower direct research and development costs. The number of full-time equivalent (“FTE”) personnel we employed in this division decreased by 12 to 36 compared to the prior year period.

	Three Months Ended June 30,
	2026	2025	Change
	$	$	$
Personnel expenses	967,603	1,583,095	(615,492)
Stock-based compensation	8,670	61,069	(52,399)
Direct research and development expenses	383,349	581,473	(198,124)
Other research and development	230,868	231,496	(628)
Depreciation and amortization	210,166	263,074	(52,908)
Total research and development expenses	1,800,656	2,720,207	(919,551)

General and Administrative Expenses

General and administrative expenses decreased to $2.2 million from $2.9 million for the three-months ended June 30, 2026, and June 30, 2025, respectively. The reduction is due to lower personnel expenses partly from reduced headcount, the release of bonus provisions and reduced stock-based compensation, partially offset by higher legal and professional fees during the period. The FTE personnel number within this division decreased by 6 to 13 compared to the prior year period.

	Three Months Ended June 30,
	2026	2025	Change
	$	$	$
Personnel expenses	493,459	1,209,654	(716,195)
Stock-based compensation	186,377	575,691	(389,314)
Legal and professional fees	1,152,065	831,306	320,759
Other general and administrative	341,055	285,464	55,591
Depreciation and amortization	32,515	38,639	(6,124)
Total general and administrative expenses	2,205,471	2,940,754	(735,283)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $0.5 million from $1.0 million for the three-months ended June 30, 2026, and June 30, 2025, respectively. The decrease was primarily due to lower personnel expenses partly from reduced headcount together with the release of bonus provisions and reduced stock-based compensation. The FTE personnel number within this division decreased by 3 to 8 compared to the prior year period.

	Three Months Ended June 30,
	2026	2025	Change
	$	$	$
Personnel expenses	350,234	679,640	(329,406)
Stock-based compensation	42,957	175,287	(132,330)
Direct marketing and professional fees	153,905	181,175	(27,270)
Depreciation and amortization	1,417	7,432	(6,015)
Total sales and marketing expenses	548,513	1,043,534	(495,021)

Operating Loss

For the three-months ended June 30, 2026, the Company’s operating loss was $4.2 million, a reduction of approximately $2.1 million or 34% in comparison to an operating loss of $6.3 million for the three-months ended June 30, 2025. The improved result was primarily the result of the reduction in operating expenses related to research and development, general and administrative, and sales and marketing expenses, as described above.

Other Income (Expenses)

For the three-months ended June 30, 2026, the Company’s other expense was $3.2 million compared to $0.0 million for the three-months ended June 30, 2025. This increase in other expenses reflected non-cash accounting charges related to certain convertible notes issued to Lind Global Asset Management XII LLC (the “Lind Notes”) for amortization of debt discount, loss on change in fair value of derivative liability, mandatory default amount on such notes payable and loss on extinguishment of debt during the three-months period ended June 30, 2026.

Net Loss

For the three-months ended June 30, 2026, the Company’s net loss was $7.3 million, an increase of approximately $1.0 million in comparison to a net loss of $6.3 million for the three-months ended June 30, 2025. The change was a result of the factors described above.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025

The following table sets forth our results of operations for the six-months ended June 30, 2026 and June 30, 2025:

	Six Months Ended June 30,
	2026 $	2025 $	Change $	Change %

Services	58,949	277,254	(218,305)	(79)%
Product	1,324,784	375,819	948,965	>100%
Total Revenues	1,383,733	653,073	730,660	112%

Research and development	4,652,907	5,327,321	(674,414)	(13)%
General and administrative	4,858,283	5,184,116	(325,833)	(6)%
Sales and marketing	1,400,214	1,960,833	(560,619)	(29)%
Total Operating Expenses	10,911,404	12,472,270	(1,560,866)	(13)%

Operating Loss	(9,527,671)	(11,819,197)	2,291,526	(19)%

Grant income	74,617	197,227	(122,610)	(62)%
Gain on disposal of fixed assets	2,101	330	1,771	>100%
Interest income	179	318	(139)	(44)%
Interest expense	(866,230)	(220,025)	(646,205)	(<100)%
Amortization of debt discount	(855,202)	(325,305)	(529,897)	(<100)%
Gain (loss) on change in fair value of derivative liability	(1,277,758)	418,681	(1,696,439)	(<100)%
Gain (loss) on change in fair value of warrant liability	14,578	(42,726)	57,304	(<100)%
Loss on extinguishment of debt	(1,583,434)	-	(1,583,434)	(<100)%
Total Other Income (Expenses)	(4,491,149)	28,500	(4,519,649)	(<100)%

Net Loss	(14,018,820)	(11,790,697)	(2,228,123)	19%

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the six-months ended June 30, 2026 were $1.4 million, compared with $0.7 million for the six-months ended June 30, 2025. Our main source of revenue during the six-months ended June 30, 2026 and six-months ended June 30, 2025 was product revenues from sales of the Nu.Q® Vet Cancer Test and the Nu.Q® Discover kits. The year-over-year increase can be attributed to increased product sales and an increase in deferred revenue recognition for the Nu.Q® Vet Cancer Test related to our agreement with Heska. This resulted from a catch-up of deferred revenue recognition of approximately $0.7 million in the six-months period, reflecting an updated forecast in line with our accounting policy. Services revenue related solely to Nu.Q® Discover services is dependent on client project delivery schedules.

Operating Expenses

Total operating expenses decreased to $10.9 million from $12.5 million for the six-months ended June 30, 2026 and June 30, 2025, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $4.7 million for the six-months ended June 30, 2026, from $5.3 million for the six-months ended June 30, 2025. This decrease was primarily related to reduced personnel expenses partly from reduced headcount together with the release of bonus provisions and reduced stock-based compensation This was partially offset by increased direct research and development expenses. The FTE personnel number decreased by 12 to 36 compared to the prior year period.

	Six Months Ended June 30,
	2026	2025	Change
	$	$	$
Personnel expenses	2,542,464	3,213,999	(671,535)
Stock-based compensation	23,686	124,807	(101,121)
Direct research and development expenses	1,293,961	1,054,249	239,712
Other research and development	353,894	412,970	(59,076)
Depreciation and amortization	438,902	521,296	(82,394)
Total research and development expenses	4,652,907	5,327,321	(674,414)

General and Administrative Expenses

General and administrative expenses decreased to $4.9 million from $5.2 million for the six-months ended June 30, 2026 and June 30, 2025, respectively. The reduction was due to lower personnel expenses partly from reduced headcount together with the release of bonus provisions and reduced stock-based compensation partially offset by legal and professional fees and other general costs during the period. The FTE personnel number decreased by 6 to 13 compared to the prior year period.

	Six Months Ended June 30,
	2026	2025	Change
	$	$	$
Personnel expenses	1,487,804	2,330,519	(842,715)
Stock-based compensation	353,232	938,748	(585,516)
Legal and professional fees	2,094,388	1,316,571	777,817
Other general and administrative	856,588	520,811	335,777
Depreciation and amortization	66,271	77,467	(11,196)
Total general and administrative expenses	4,858,283	5,184,116	(325,833)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $1.4 million compared to $2.0 million for the six-months ended June 30, 2026 and June 30, 2025. The reduction is due to lower personnel expenses partly from reduced headcount together with the release of bonus provisions and reduced stock-based compensation. The FTE personnel number decreased by 3 to 8 compared to the prior year period.

	Six Months Ended June 30,
	2026	2025	Change
	$	$	$
Personnel expenses	991,463	1,471,394	(479,931)
Stock-based compensation	86,067	199,864	(113,797)
Direct marketing and professional fees	317,191	270,933	46,258
Depreciation and amortization	5,493	18,642	(13,149)
Total sales and marketing expenses	1,400,214	1,960,833	(560,619)

Operating Loss

For the six-months ended June 30, 2026, the Company’s operating loss was approximately $9.5 million in comparison to an operating loss of $11.8 million for the six-months ended June 30, 2025. The improved result was the result of the higher revenues, up 112% over prior year, and the reduction in operating expenses, down 13% over prior year, as described above.

Other Income(Expenses)

For the six-months ended June 30, 2026, the Company’s other expenses were $4.5 million compared to other income of $0.0 million for the six-months ended June 30, 2025. This increase in other expenses reflected non-cash accounting charges related to the Lind Notes for amortization of debt discount, loss on change in fair value of derivative liability, mandatory default amount on convertible notes payable and loss on extinguishment of debt.

Net Loss

For the six-months ended June 30, 2026, the Company’s net loss was approximately $14.0 million in comparison to a net loss of $11.8 million for the six-months ended June 30, 2025. The change was a result of the factors described above.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through an “at the market offering program” under our Capital On DemandTM Sales Agreement with Jones Trading Institutional Services, LLC, refer to Note 6, Common Stock – 2025 ATM Sales Agreement of the notes to the condensed consolidated financial statements included within this Report. However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

Critical Accounting Policies and Estimates

Our interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles, or GAAP, applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods, which involves a significant level of estimation uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2025, that our disclosure controls and procedures were not effective as of June 30, 2026, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the three-months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may be subject to claims, counter claims, lawsuits and other litigation of the type that generally arise from the conduct of our business. We are not aware of any material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial stockholders, are adverse parties or has a material interest adverse to our interest.

ITEM 1A.RISK FACTORS

There have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In connection with its repayment obligations under the 2025 Lind Note, the Company issued to Lind (i) on April 15, 2026, 141,723 shares of common stock to satisfy a $416,666 payment obligation, (ii) on May 15, 2026, 212,259 shares of common stock to satisfy a $416,666 payment obligation, and (iii) on June 16, 2026, 333,332 shares of common stock to satisfy a $416,666 payment obligation. The offering and sale of the shares of common stock underlying the note were made in reliance on the exemption afforded by Section 3(a)(9) or alternatively Section 4(a)(2) of the Securities Act, and/or Rule 506 of Regulation D under the Securities Act, and corresponding provisions of state securities or “blue sky” laws. The issuance of the shares of common stock was to an existing securityholder, did not involve any paid commissions, did not involve a public offering and was made without general solicitation or general advertising.

Repurchase of Equity Securities

No equity securities were repurchased during the three-months ended June 30, 2026.

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

During the three-months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Placement Agency Agreement, dated June 7, 2026, by and between VolitionRx Limited and Maxim Group LLC	8-K	001-36833	1.1	6/10/26

3.1	Second Amended and Restated Certificate of Incorporation, as amended.	S-3	333-288508	3.1	7/3/25

3.2	Certificate of Third Amendment of the Second Amended and Restated Certificate of Incorporation.	8-K	001-36833	3.1	4/28/26

3.3	Certificate of Fourth Amendment of the Second Amended and Restated Certificate of Incorporation					X

3.4	Amended and Restated Bylaws, as amended and currently in effect.	10-Q	001-36833	3.2	5/13/24

4.1	Description of Capital Stock.					X

4.2	Form of Warrant	8-K	001-36833	4.1	6/10/26

4.3	Warrant Agent Agreement, dated June 9, 2026, by and between VolitionRx Limited and VStock Transfer, LLC	8-K	001-36833	4.2	6/10/26

10.1	Form of Securities Purchase Agreement, dated as of June 7, 2026, by and among VolitionRx Limited and the purchasers on the signature pages thereto	8-K	001-36833	10.1	6/10/26

10.2	Waiver and Consent, dated as of May 21, 2026, by and between VolitionRx Limited and Lind Global Asset Management XII LLC					X

10.3	2026 Stock Incentive Plan					X

10.4	Notice of Restricted Stock Award					X

10.5	Notice of Restricted Stock Unit Award					X

10.6	Notice of Stock Appreciation Right Award					X

10.7	Notice of Stock Option Grant					X

10.8	Notice of Performance Shares Award					X

10.9	Notice of Stock Bonus Award					X

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

VOLITIONRX LIMITED

Dated: August 13, 2026	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer
(Authorized Signatory and Principal Financial and Accounting Officer)

