Form 10-Q
period 2026-09-30
VOLITIONRX LTD
filed 2026-11-12
CIK 93314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

As of November 5, 2026, there were 36,082,903 shares of the registrant’s $0.001 par value common stock issued and outstanding.

VOLITIONRX LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report or incorporated by reference into this Report are forward-looking statements. We have attempted to identify forward-looking statements by using words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate(s),” “expect,” “forecast(s),” “goal,” “intend,” “may,” “plan(s),” “potential,” “project,” “seek,” “should,” “strategy,” “will,” and other forms of these words or similar words or expressions or the negative thereof (although not all forward-looking statements contain these words). In particular, forward-looking statements contained in this Report, and the information and documents incorporated by reference within this Report, relate to, among other things, our predictions of earnings, revenues, expenses or other financial items; plans or expectations with respect to our development activities or business strategy, including regulatory approvals, reimbursement, commercialization and market acceptance; and the timing of the introduction of our products into routine clinical use; statements concerning industry trends and industry size; statements regarding anticipated demand for our products and market opportunity, or the products of our competitors; statements relating to manufacturing forecasts, and the potential impact of our relationships with contract manufacturers, original equipment manufacturers and distributors on our business; expectations regarding licensing, distribution, milestone, royalty and grant funding arrangements; assumptions regarding the future cost and potential benefits of our research and development efforts; the effect of critical accounting policies; forecasts of our liquidity position or available cash resource and financing plans; including our ability to continue as a going concern; our ability to satisfy our debt service and convertible note repayment obligations; our plans to remediate the material weakness in our internal control over financial reporting; and statements relating to the assumptions underlying any of the foregoing. We caution you that the foregoing list may not include all of the forward-looking statements made in this Report and the information and documents incorporated by reference within this Report.

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

Some significant factors that may impact our estimates and forward-looking statements include, but are not limited to:

•	Our need to raise additional capital in the future, and our ability to do so, including our ability to regain compliance with NYSE American listing standards (see Note 2);

•	Our inability to generate any significant revenues or achieve profitability;

•	Our limited product development and sales and marketing capabilities could give rise to difficulties in managing our growth;

•	Our dependence on third-party distributors;

•	Our limited experience with sales and marketing;

•	The possibility that we may not be able to continue to operate, as indicated by the “going concern” opinion from our auditors;

•	Our ability to successfully develop, manufacture, market, and sell our future products;

•	Our ability to timely obtain necessary regulatory clearances or approvals to distribute and market our future products;

•	The acceptance by the marketplace of our future products;

•	The highly competitive and rapidly changing nature of the diagnostics market;

•	Protection of our patents, intellectual property and trade secrets;

•	Our reliance on third parties to manufacture and supply our intended products, and such manufacturers’ dependence on third-party suppliers;

•	The material weaknesses in our internal control over financial reporting that we have identified;

•	Pressures related to macroeconomic and geopolitical conditions; and

•	Other risks identified elsewhere in this Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”).

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

4

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

VOLITIONRX LIMITED

Condensed Consolidated Balance Sheets

 (Expressed in United States Dollars, except share numbers)

	September 30,	December 31,
	2026	2025
	$	$
ASSETS	(UNAUDITED)
Current Assets
Cash and cash equivalents	2,357,067	1,117,028
Accounts receivable	182,629	317,808
Prepaid expenses	381,607	433,680
Other current assets	305,197	192,409
Total Current Assets	3,226,500	2,060,925

Property and equipment, net	3,413,090	4,027,849
Operating lease right-of-use assets	267,018	495,749
Intangible assets, net	297,052	316,704
Total Assets	7,203,660	6,901,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	3,023,247	2,918,768
Accrued liabilities	2,598,842	4,211,828
Deferred revenue	686,567	353,846
Management and directors’ fees payable	87,217	80,939
Current portion of long-term debt	1,990,998	890,571
Current portion of finance lease liabilities	40,328	54,377
Current portion of operating lease liabilities	170,720	250,336
Current portion of grant repayable	28,270	117,093
Warrant liability	-	20,978
Derivative liability	432,500	913,742
Current portion of convertible note payable, net	829,706	2,418,275
Total Current Liabilities	9,888,395	12,230,753

Long-term debt, net of current portion	4,722,913	5,818,354
Deferred revenue, net of current portion	19,251,943	21,938,462
Finance lease liabilities, net of current portion	266,949	317,859
Operating lease liabilities, net of current portion	115,759	276,558
Grant repayable, net of current portion	457,001	473,652
Convertible note payable, net of current portion	-	1,438,400
Total Long-Term Liabilities	24,814,565	30,263,285
Total Liabilities	34,702,960	42,494,038

Stockholders' Deficit
Common Stock
Authorized: 150,000,000 shares of common stock, at $0.001 par value per share
Issued and outstanding: 32,813,814 shares and 6,288,988 shares, respectively	32,814	6,289
Additional paid-in capital	245,181,071	218,943,759
Accumulated other comprehensive loss	(75,888)	(295,071)
Accumulated deficit	(271,255,082)	(252,901,370)
Total VolitionRx limited Stockholders' Deficit	(26,117,085)	(34,246,393)
Non-controlling interest	(1,382,215)	(1,346,418)
Total Stockholders’ Deficit	(27,499,300)	(35,592,811)

Total Liabilities and Stockholders’ Deficit	7,203,660	6,901,227

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Revenues
Services	-	88,896	58,949	366,150
Product	1,613,876	538,381	2,938,660	914,200
Total Revenues	1,613,876	627,277	2,997,609	1,280,350

Operating Expenses
Research and development	1,989,609	2,285,907	6,642,516	7,613,228
General and administrative	2,381,674	2,483,793	7,239,957	7,667,909
Sales and marketing	576,730	958,567	1,976,944	2,919,400
Total Operating Expenses	4,948,013	5,728,267	15,859,417	18,200,537
Operating Loss	(3,334,137)	(5,100,990)	(12,861,808)	(16,920,187)

Other Income (Expenses)
Grant income	28,685	232,184	103,302	429,411
Gain on disposal of fixed assets	260	-	2,361	330
Interest income	-	160	179	478
Interest expense	(142,816)	(143,800)	(1,009,046)	(363,825)
Amortization of debt discount	(324,480)	(729,630)	(1,179,682)	(1,054,935)
Gain (loss) on change in fair value of derivative liability	198,900	304,443	(1,078,858)	723,124
Gain (loss) on change in fair value of warrant liability	6,400	27,842	20,978	(14,884)
Loss on extinguishment of debt	(240,201)	-	(1,823,635)	-
Total Other Expenses	(473,252)	(308,801)	(4,964,401)	(280,301)
Net Loss	(3,807,389)	(5,409,791)	(17,826,209)	(17,200,488)
Net Loss Attributable to Non-Controlling Interest	7,798	31,433	35,797	114,293
Net Loss Attributable to VolitionRx Limited Stockholders	(3,799,591)	(5,378,358)	(17,790,412)	(17,086,195)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	12,563	22,348	219,183	(807,577)
Net Comprehensive Loss	(3,794,826)	(5,387,443)	(17,607,026)	(18,008,065)
Net Loss Attributable to VolitionRx Limited Stockholders	(3,799,591)	(5,378,358)	(17,790,412)	(17,086,195)
Deemed dividend – down round provision in warrants	(103,200)	-	(563,300)	-
Net Loss Attributable to Common Stockholders	(3,902,791)	(5,378,358)	(18,353,712)	(17,086,195)

Net Loss Per Share – Basic and Diluted Attributable to VolitionRx Limited	(0.21)	(0.99)	(1.57)	(3.35)

Weighted Average Shares Outstanding
– Basic and Diluted	18,901,452	5,410,653	11,660,813	5,105,764

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

(Expressed in United States Dollars, except share numbers)

For the Three and Nine Months ended September 30, 2026 and September 30, 2025

				Accumulated
			Additional	Other		Non -
	Common Stock		Paid-in	Comprehensive	Accumulated	Controlling
	Shares	Amount	Capital	Income	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2025	6,288,988	6,289	218,943,759	(295,071)	(252,901,370)	(1,346,418)	(35,592,811)

Common stock issued for cash, net of issuance costs	1,000,681	1,001	5,172,803	-	-	-	5,173,804
Common stock issued for settlement of RSUs	25,915	26	(26)	-	-	-	-
Issuance of warrants in connection with convertible note offering	-	-	615,852	-	-	-	615,852
Fair value of convertible note settlement	-	-	2,803,200	-	-	-	2,803,200
Common stock issued for settlement of convertible note repayments	615,028	615	(615)	-	-	-	-
Stock-based compensation	-	-	224,982	-	-	-	224,982
Tax withholdings paid related to stock-based compensation	-	-	(15,706)	-	-	-	(15,706)
Foreign currency translation	-	-	-	134,307	-	-	134,307
Net loss for the period	-	-	-	-	(6,664,774)	(38,783)	(6,703,557)
Balance, March 31, 2026	7,930,612	7,931	227,744,249	(160,764)	(259,566,144)	(1,385,201)	(33,359,929)

Common stock issued for cash, net of issuance costs	3,425,885	3,425	5,455,017	-	-	-	5,458,442
Deemed dividend - down round provision in warrants	-	-	460,100	-	(460,100)	-	-
Common stock issued for settlement of RSUs	527	1	(1)	-	-	-	-
Fair value of convertible note settlement	-	-	1,367,200	-	-	-	1,367,200
Common stock issued for settlement of Convertible note repayments	687,315	687	(687)	-	-	-	-
Stock-based compensation	-	-	238,002	-	-	-	238,002
Tax withholdings paid related to stock-based compensation	-	-	(125)	-	-	-	(125)
Foreign currency translation	-	-	-	72,313	-	-	72,313
Net loss for the period	-	-	-	-	(7,326,047)	10,784	(7,315,263)
Balance, June 30, 2026	12,044,339	12,044	235,263,755	(88,451)	(267,352,291)	(1,374,417)	(33,539,360)

Common stock issued for cash, net of issuance costs	10,935,126	10,935	5,129,603	-	-	-	5,140,538
Deemed dividend – down round provision in warrants	-	-	103,200	-	(103,200)	-	-
Common stock issued for settlement of RSUs	12,199	13	(13)	-	-	-	-
Fair value of convertible note settlement	-	-	4,507,400	-	-	-	4,507,400
Common stock issued for settlement of Convertible note repayments	9,822,150	9,822	(9,822)	-	-	-	-
Stock-based compensation	-	-	186,948	-	-	-	186,948
Foreign currency translation				12,563	-	-	12,563
Net loss for the period	-	-	-	-	(3,799,591)	(7,798)	(3,807,389)
Balance, September 30, 2026	32,813,814	32,814	245,181,071	(75,888)	(271,255,082)	(1,382,215)	(27,499,300)

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Expressed in United States Dollars, except share numbers)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Non - Controlling
	Shares	Amount	Capital	(Loss)	Deficit	Interest	Total
	#	$	$	$	$	$	$
Balance, December 31, 2024	4,804,874	4,805	204,246,287	385,631	(229,544,343)	(1,200,116)	(26,107,736)
Common stock issued for cash, net of issuance costs	227,598	228	2,384,426	-	-	-	2,384,654
Common stock issued for settlement of RSUs	4,878	5	(5)	-	-	-	-
Stock-based compensation	-	-	347,801	-	-	-	347,801
Stock-based compensation in relation to modification of options	-	-	103,573	-	-	-	103,573
Tax withholdings paid related to stock-based compensation	-	-	(24,411)	-	-	-	(24,411)
Foreign currency translation	-	-	-	(253,929)	-	-	(253,929)
Net loss for the period	-	-	-	-	(5,423,759)	(52,868)	(5,476,627)
Balance, March 31, 2025	5,037,350	5,038	207,057,671	131,702	(234,968,102)	(1,252,984)	(29,026,675)

Common stock issued for cash, net of issuance costs	16,050	16	62,546	-	-	-	62,562
Common stock issued for settlement of RSUs	47,786	48	(48)	-	-	-	-
Common stock issued for cash, in respect of warrant shares	97,914	98	(98)	-	-	-	-
Stock-based compensation	-	-	812,045	-	-	-	812,045
Issuance of warrants in connection with convertible note offering	-	-	1,998,869	-	-	-	1,998,869
Tax withholdings paid related to stock-based compensation	-	-	(55,057)	-	-	-	(55,057)
Foreign currency translation	-	-	-	(575,996)	-	-	(575,996)
Net loss for the period	-	-	-	-	(6,284,078)	(29,992)	(6,314,070)
Balance, June 30, 2025	5,199,100	5,200	209,875,928	(444,294)	(241,252,180)	(1,282,976)	(33,098,322)

Common stock issued for cash, net of issuance costs	171,959	172	2,005,646	-	-	-	2,005,818
Common stock issued for cash, in respect of warrant shares	79,950	80	1,519	-	-	-	1,599
Common stock issued for settlement of RSUs	30,011	30	(30)	-	-	-	-
Stock-based compensation	-	-	609,167	-	-	-	609,167
Tax withholdings paid related to stock-based compensation	-	-	(80,381)	-	-	-	(80,381)
Foreign currency translation	-	-		22,348	-	-	22,348
Net loss for the period	-	-	-		(5,378,358)	(31,433)	(5,409,791)
Balance, September 30, 2025	5,481,020	5,482	212,411,849	(421,946)	(246,630,538)	(1,314,409)	(35,949,562)

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Expressed in United States Dollars)

	Nine Months Ended September 30,
	2026	2025
	$	$
Operating Activities
Net loss	(17,826,209)	(17,200,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574,229	752,882
Amortization of operating lease right-of-use assets	221,893	182,954
(Gain) loss on disposal of fixed assets	(2,361)	330
Amortization of debt discount	1,179,682	1,054,935
Stock-based compensation	649,933	1,872,586
Loss on extinguishment of debt	1,823,635	-
(Gain) loss on change in warrant liability	(20,978)	14,884
Loss (gain) on change in fair value of derivative liability	1,078,858	(723,124)
Mandatory default amount on convertible notes payable	623,333	-
Changes in operating assets and liabilities:
Prepaid expenses	83,981	(121,410)
Accounts receivable	135,179	(198,511)
Other current assets	(112,788)	(20,370)
Deferred revenue, current and non-current	(2,353,798)	(512,631)
Accounts payable and accrued liabilities	(855,676)	804,192
Management and directors’ fees payable	6,278	85,736
Right-of-use assets operating leases liabilities	(230,727)	(183,432)
Net Cash Used In Operating Activities	(15,025,536)	(14,191,467)
Investing Activities
Purchases of property and equipment	(57,942)	(78,591)
Net Cash Used In Investing Activities	(57,942)	(78,591)
Financing Activities
Net proceeds from issuances of common shares	15,749,399	4,454,633
Tax withholdings paid related to stock-based compensation	(15,831)	(159,849)
Proceeds from grants repayable	-	32,426
Net proceeds from issuances of convertible note and warrants	1,755,000	5,774,202
Proceeds from long-term debt	962,723	1,570,176
Payments on long-term debt	(723,213)	(697,174)
Payments on grants repayable	(87,574)	-
Payments on convertible loan note	(651,667)	-
Payments on finance lease obligations	(53,706)	(37,361)
Net Cash Provided By Financing Activities	16,935,131	10,937,053
Effect of foreign exchange on cash	(611,614)	267,983
Net change in cash and cash equivalents	1,240,039	(3,065,022)
Cash and cash equivalents – Beginning of the Period	1,117,028	3,264,429
Cash and cash equivalents – End of the Period	2,357,067	199,407

Supplemental Disclosures of Cash Flow Information
Interest paid	385,713	363,825
Non-Cash Financing Activities
Deemed dividend - down round provision in warrants	563,300	-
Common stock issued upon settlement of vested RSUs	70	1,654
Fair value of derivative liability recognized upon issuance of convertible note	385,300	1,042,471
Issuance of warrants in connection with convertible note offering	615,852	1,983,842
Debt issuance costs recognized upon issuance of convertible note	645,000	1,740,825
Common stock issued for settlement of convertible note repayments	8,677,800	-
Offering costs from issuance of common stock	328,693	-
Non-cash note payable	262,552	292,470

(The accompanying notes are an integral part of these condensed consolidated financial statements)

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements of VolitionRx Limited (the “Company” or “VolitionRx”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the audited consolidated financial statements and accompanying notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2026 (the “Annual Report”). The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in the Annual Report. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Deferred Revenue (Contract Liabilities) and Contract Assets

Deferred revenue consists of amounts for which the Company has an unconditional right to bill, and/or amounts for which payment has been received (including non-refundable amounts) but have not been recognized as revenue because the related performance obligations are deemed incomplete. As of September 30, 2026, the Company recorded $19.9 million as deferred revenue in respect of a non-refundable payment received in relation to a licensing and product supply agreement with Heska Corporation. As of December 31, 2025, the Company recorded $22.3 million as deferred revenue in relation to that same agreement. During the nine months ended September 2026, $2.4 million was recognized as revenue, and during 2025, $0.6 million was recognized as revenue during the year.

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

The financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, debt, a warrant liability and derivative liabilities. The carrying amounts of these items approximate fair value due to their short-term nature and their market interest rates, except for the warrant liability and derivative liabilities, which are recorded at fair value at the end of each reporting period. The derivative liability related to the 2026 Lind Note was classified within Level 2 of the fair value hierarchy as of September 30, 2026.

Included in the following table are the Company’s major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

Fair Value Measurements at September 30, 2026

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	-	-	-
Derivative liability May 2025	-	-	-	-
Derivative liability January 2026	-	432,500	-	432,500
	-	432,500	-	432,500

Fair Value Measurements at December 31, 2025

Description	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant liability	-	20,978	-	20,978
Derivative liability May 2025	-	913,742	-	913,742
	-	934,720	-	934,720

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

As of September 30, 2026, the warrant liability was $0. The following table provides a roll-forward of the warrant liability measured at fair value on a recurring basis for the nine-months ended September 30, 2026.

Warrant Liability
Total
$
Balance at December 31, 2024	97,886
Gain on change in fair value of warrant liability	(76,908)
Balance at December 31, 2025	20,978
Gain on change in fair value of warrant liability	(20,978)
Balance at September 30, 2026	-

As of September 30, 2026, the derivative liability related to the 2025 Lind Note (as defined below) was $0, as the 2025 Lind Note was settled in full on September 11, 2026. The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis for the nine-months ended September 30, 2026.

Derivative Liability - 2025 Lind Note
Total
$
Balance at December 31, 2024	-
Initial fair value of embedded derivative liability upon issuance of convertible note	1,042,471
Gain on change in fair value of derivative liability	(128,729)
Balance at December 31, 2025	913,742
Loss on change in fair value of derivative liability	630,858
Extinguishment upon settlement	(1,544,600)
Balance at September 30, 2026	-

As of September 30, 2026, the derivative liability related to the 2026 Lind Note (as defined below) was $432,500. The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis for the nine-months ended September 30, 2026.

Derivative Liability - 2026 Lind Note
Total
$
Initial fair value of embedded derivative liability upon issuance of convertible note	385,300
Loss on change in fair value of derivative liability	448,000
Extinguishment upon settlement	(400,800)
Balance at September 30, 2026	432,500

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For all periods presented, basic and diluted net loss per share and weighted average shares outstanding have been retrospectively adjusted to reflect the reverse stock split described below. As of September 30, 2026, 8,770,972 potential common shares equivalents from warrants, options, convertible notes, and restricted stock units (“RSUs”) were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

($ expressed in United States Dollars)

Note 2 - Liquidity and Going Concern Assessment

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

For the nine-months ended September 30, 2026, the Company incurred a net loss of $17.8 million and used cash in operating activities of $15.0 million. As of September 30, 2026, the Company had cash and cash equivalents of $2.4 million and an accumulated deficit of $271.3 million. As of September 30, 2026, the Company had a stockholders’ deficit of $27.5 million and current liabilities of $8.8 million, including current portions of debt and convertible note obligation.

Subsequent to September 30, 2026, and through the date these condensed consolidated financial statements were issued, the Company received net proceeds of approximately $0.3 million from sales of common stock under its at-the-market offering program. See Note 9, Subsequent Events.

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

On February 6, 2026, the Company received a notice (the “Notice”) from the NYSE American LLC (the “NYSE American”) indicating that the Company was not in compliance with the NYSE American continued listing standards set forth in Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) requiring a company to have stockholders’ equity of at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Notice also indicated that the Company was not currently eligible for any exemption in Section 1003(a) of the Company Guide (including the exemption provided for companies with total value of market capitalization exceeding $50 million among other things).

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

The Acceptance Letter has no immediate impact on the listing of the Company’s shares of common stock, which will continue to be listed and traded on the NYSE American during the Plan Period, subject to the Company’s compliance with the other listing requirements of the NYSE American. The Company’s common stock will continue to trade under the symbol “VNRX”. The Acceptance Letter does not affect the Company’s ongoing business operations or its reporting requirements with the SEC.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and to eventually attain profitable operations.

Management assessed the mitigating effect of these plans to determine if it is probable that the plans would be effectively implemented within one year after the condensed consolidated financial statements are issued and when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of the Company’s plans will result in the necessary funding to continue current operations and satisfy current and expected debt obligations. The Company has implemented short-term cash preservation and cost-saving initiatives to conserve cash. Although the Company has raised additional capital subsequent to September 30, 2026, management expects that additional funding will be required to continue current operations and satisfy current and expected obligations during the look-forward period. The Company concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year from the date the condensed consolidated financial statements are issued.

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 3 - Property and Equipment

The Company’s property and equipment consisted of the following amounts as of September 30, 2026 and December 31, 2025:

		September 30, 2026	December 31, 2025
	Useful Life	Cost $	Cost $
Computer hardware and software	3 years	636,008	658,088
Laboratory equipment	5 years	4,966,565	5,042,403
Office furniture and equipment	5 years	387,572	398,679
Buildings	30 years	2,171,357	2,246,138
Building improvements	5-15 years	1,870,846	1,935,277
Land	Not amortized	136,124	140,812
Total property and equipment		10,168,472	10,421,397
Less accumulated depreciation		6,755,382	6,393,548
Total property and equipment, net		3,413,090	4,027,849

During the nine-months period ended September 30, 2026 and September 30, 2025, the Company recognized $561,144 and $735,018, respectively, in depreciation expense.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 4 - Intangible Assets

The Company’s intangible assets consist of patents, mainly acquired in the acquisition of Belgian Volition. The patents are being amortized over the assets’ estimated useful lives, which range from 8 to 20 years.

	September 30, 2026	December 31, 2025
	Cost $	Cost $
Patents and Licenses	1,468,390	1,513,278
Total Patents and Licenses	1,468,390	1,513,278
Less accumulated amortization	1,171,338	1,196,574
Total Patents and Licenses, net	297,052	316,704

During the nine-months period ended September 30, 2026 and September 30, 2025, the Company recognized $18,415 and $18,188, respectively, in amortization expense.

The Company amortizes the patents and licenses on a straight-line basis with terms ranging from 8 to 20 years. The annual estimated amortization schedule over the next five years is as follows:

2026 - Remaining	$5,307
2027	$21,228
2028	$21,228
2029	$21,228
2030	$18,938
Greater than 5 years	$209,123
Total Intangible Assets	$297,052

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

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock

As of September 30, 2026, the Company was authorized to issue 150 million shares of common stock, par value $0.001 per share, of which 32,813,814 and 6,288,988 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

Stock Option Exercises

During the nine-months ended September 30, 2026, no shares of common stock were issued pursuant to the exercise of stock options.

Stock Options Expired / Cancelled

Below is a table summarizing the stock options that expired during the nine-months ended September 30, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	29,500	Apr 15, 2016	29,500	80.00	Apr 15, 2026
	29,500		29,500

RSU Settlements

Below is a table summarizing the RSUs that vested and settled during the nine-months ended September 30, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	250	Jan 9, 2026	250	-
2015	1,468	Jan 15, 2026	1,468	-
2015	5,067	Feb 1, 2026	4,542	525
2015	233	Feb 22, 2026	137	96
2015	625	Mar 7, 2026	625	-
2015	334	Apr 1, 2026	334	-
2015	200	May 23, 2026	160	40
2015	34	Jun 15, 2026	34	-
2015	50	Jul 13, 2026	50	-
2015	13,174	Sep 28, 2026	11,919	1,255
2015	250	Sep 30, 2026	250	-
	21,685		19,769	1,916

Below is a table summarizing the RSUs that vested and settled during the nine-months ended September 30, 2026, all of which were issued pursuant to the 2024 Plan.

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

On May 15, 2025, the Company and Lind entered into a securities purchase agreement (the “Original SPA”) pursuant to which the Company issued to Lind a senior secured convertible promissory note in the principal amount of $7,500,000 (the “2025 Lind Note” and together with the 2026 Lind Note, the “Lind Notes”) and a common stock purchase warrant to purchase 651,042 shares of common stock the (“2025 Lind Warrant” and together with the 2025 Lind Note, the “2025” Securities”). The Amended SPA amends and restates the Original SPA to provide for the sale and issuance of the 2026 Securities, which sale and issuance is in addition to the previous sale and issuance of the 2025 Securities. Following the Maxim Offering (defined below), the Company repaid Lind $250,000 from the net proceeds against the outstanding principal of the 2026 Lind Note. On September 2, 2026 the Company and Lind entered into the September 2026 Waiver (as defined) with respect to sales of common stock under the 2025 ATM Sales Agreement.

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

The 2026 Lind Note may be converted by Lind from time to time at a price of $11.428 per share, as adjusted for the Reverse Stock Split, subject to further adjustment (the “Conversion Price”), or an aggregate of 210,011 shares based upon the initial principal amount and the Conversion Price. The Conversion Price was subsequently reduced to $1.55 per share on June 9, 2026 and to $0.44 per share on August 28, 2026 (see Note 8 – Commitments and Contingencies—Convertible Notes Payable). The dollar amount of any conversions by Lind will be applied toward upcoming 2026 Lind Note payments in reverse chronological order. The 2026 Lind Note may be prepaid in whole upon written notice on any business day following 30 days after the earlier to occur of (i) the resale registration statement for the shares underlying the 2026 Lind Note being declared effective by the Securities and Exchange Commission or (ii) the date that the shares issued pursuant to conversion of the 2026 Lind Note may be immediately resold under Rule 144 without restriction on the number of shares to be sold or the manner of sale; but in the event of a prepayment notice, Lind may convert up to one-third of principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

Issuance of shares of common stock upon repayment or conversion of the Lind Notes (the “Note Shares”) and upon exercise of the Lind Warrants (the “Warrant Shares”) is subject to an ownership limitation equal to 4.99% of the Company’s outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock).

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2026 Lind Purchase Agreement (continued)

Upon the occurrence of any Event of Default (as defined in the 2026 Lind Note), the 2026 Lind Note will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the 2026 Lind Note, subject to a reduction to 110% in certain circumstances, in addition to any other remedies under the 2026 Lind Note or the other transaction documents. Events of Default include, among others, failure of the Company to make any 2026 Lind Note payment when due, a default in any indebtedness or adverse judgments in excess of threshold amounts, the failure of the Company to instruct its transfer agent to issue unlegended certificates in certain circumstances, the Company’s shares of common stock no longer being publicly traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in the Company’s common stock for a specified period, the announcement or consummation of a Change of Control (as defined in the Amended SPA), the failure to file reports or filings required by the SEC, and the Company’s market capitalization falling below a threshold amount for a specified period, each as defined in the 2026 Lind Note.

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

2026 Maxim Purchase Agreement

On June 7, 2026, the Company entered into a securities purchase agreement (the “Maxim Purchase Agreement”) with Maxim Group LLC, in connection with the Company’s offer of an aggregate of 2,960,000 shares (the “Maxim Shares”) of its common stock, par value $0.001 per share, together with accompanying common stock purchase warrants to purchase 1,480,000 shares of common stock (the “Maxim Warrants” and, together with the Maxim Shares, the “ Maxim Securities”) to the purchasers and other investors who purchased Maxim Securities pursuant to the prospectus registering the Maxim Securities (the “Maxim Offering”). The Maxim Securities were sold at a combined offering price of $1.55 per Maxim Share and accompanying Maxim Warrant.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

2026 Maxim Purchase Agreement (continued)

The Maxim Warrants have an exercise price of $1.55 per share, are exercisable immediately, and are exercisable for a period of five years from the closing of the Maxim Offering. The Maxim Warrants may be exercised on a cashless basis only if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares underlying the Maxim Warrants to the holder. The Company is prohibited from effecting an exercise of any Maxim Warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election not to exceed 9.99%.

The net proceeds to the Company from the Maxim Offering were approximately $4.1 million after deducting placement fees and other estimated offering expenses payable by the Company and excluding the proceeds received from the exercise of Maxim Warrants, if any. The additional gross proceeds to the Company from the exercise of the Maxim Warrants, if fully exercised on a cash basis, will be approximately $2.3 million.

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

August 2025 Registered Direct Offering

On August 4, 2025, the Company entered into a securities purchase agreement with the several purchasers party thereto, pursuant to which the Company issued and sold to such purchasers, in a registered direct offering pursuant to Company’s registration statement on Form S-3 (Reg. No. 333-283088) filed with the SEC on November 8, 2024, as amended on April 11, 2025, and declared effective by the SEC on April 18, 2025 (the “2025 Form S-3”), an aggregate of (i) 7,813 shares of the Company’s common stock to certain of its directors and executive officers (collectively, the “Insider Purchasers”) at an offering price of $0.64 per share (the “August 2025 Insider Shares”), and (ii) 1,734,375 shares of common stock (the “August 2025 Warrant Investor Shares” and, together with the August 2025 Insider Shares, the “August 2025 Shares”), together with common stock purchase warrants to purchase up to 1,734,735 shares of common stock (the “August 2025 Warrants”), at a combined offering price of $12.80 per August 2025 Warrant Investor Share and accompanying August 2025 Warrant, to certain other existing stockholders of the Company. Each August 2025 Warrant has an exercise price per share of $15.36, and is exercisable on or after August 4, 2025 through and until August 4, 2030. The Insider Purchasers did not receive any August 2025 Warrants in the offering. The net proceeds received by the Company for the issuance and sale of the August 2025 Shares and the August 2025 Warrants were $1.21 million, before deducting offering expenses of $0.1 million paid by the Company. The net proceeds exclude any proceeds arising from the exercise of the August 2025 Warrants.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

September 2025 Private Placement

On September 18, 2025, the Company entered into a securities purchase agreement with an existing stockholder, pursuant to which the Company issued and sold to such purchaser 24,194 shares of its common stock (the “September 2025 Shares”), plus warrants to purchase an additional 24,194 shares of common stock at an exercise price of $13.64 per share (the “September 2025 Warrants”), in a private placement, at a combined offering price of $12.40 per September 2025 Share and accompanying September 2025 Warrant. The September 2025 Warrants were exercisable immediately upon issuance and expire on September 18, 2030. The private placement did not involve any underwriters, underwriting discounts or commissions, or any public offering or registration with the SEC, and the securities were restricted from further transfer as evidenced by the legend thereon. The net proceeds received by the Company for the issuance and sale of the September 2025 Shares and the September 2025 Warrants were $0.3 million, before deducting offering expenses of $0.02 million paid by the Company. The net proceeds exclude any proceeds arising from the exercise of the September 2025 Warrants.

 October 2025 Underwritten Offering

Initial Closing

On October 10, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (the “Underwriter”), pursuant to which the Company issued and sold to the underwriter in an underwritten public offering pursuant to the 2025 Form S-3, at the initial closing, 11,550,000 shares (the “Closing Shares”) of the Company’s common stock, together with accompanying common stock purchase warrants to purchase up to an aggregate of 577,500 shares of Common Stock (the “Closing Warrants”) at a combined offering price to the public of $10.40 per share of common stock and accompanying common stock warrant to purchase one share of common stock, including $0.01 per common stock warrant, less an underwriting commission of 7.0%. Pursuant to the terms of the Underwriting Agreement, the Company also granted the Underwriter a 30-day option (the “Over-Allotment Option”) to purchase up to an additional 1,732,500 shares of common stock (the ”Option Shares” and, together with the Closing Shares, the “Shares”) as well as accompanying common stock purchase warrants to purchase up to an aggregate of 86,625 shares of common stock (the “Option Warrants” and collectively with the Closing Warrants, the “Warrants”) at the combined offering price to the public. The offering of the Shares and the Warrants is referred to as the “Offering”.

The Warrants have an exercise price of $12.00 per share, subject to adjustment as provided therein, are exercisable immediately and remain exercisable for a period of five years from the initial closing of the Offering (or the closing of the Over-Allotment Option, as applicable). The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares underlying the Warrants to the holder. The Company is prohibited from effecting an exercise of any Warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% at election of the holder) of the total number of shares of common stock outstanding immediately after giving effect to the exercise. The Company also entered into a warrant agent agreement with the Company’s transfer agent, VStock Transfer LLC which acts as warrant agent for the Company, with respect to the Warrants.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

October 2025 Underwritten Offering (continued)

Initial Closing (continued)

Certain directors and officers agreed to purchase an aggregate of 12,711 shares and accompanying warrants in the Offering on the same terms offered to the public.

Net proceeds to the Company from the initial closing of the Offering were approximately $5.4 million after deducting estimated Offering expenses payable by the Company (and assuming no exercise of any Warrants).

Pursuant to the Underwriting Agreement, in connection with the initial closing of the Offering on October 14, 2025, the Company reimbursed the Underwriter for $100,000 of its expenses, including fees and expenses of counsel to the Underwriter, and issued the Underwriter (and certain of its designees) warrants to purchase up to an aggregate of 40,425 shares of its common stock (the “Closing Underwriter Warrants”), equal to 7.0% of the number of Closing Shares sold in the Offering, at an exercise price of $12.60 per share. The Closing Underwriter Warrants are in substantially the same form as the Warrants and are exercisable at any time during the period commencing April 12, 2026 and expire five years after the date of the Underwriting Agreement.

Overallotment Closing

On November 7, 2025, the Company and the Underwriter entered into an amendment to the Underwriting Agreement (the “Amendment”) to modify the terms of the Over-Allotment Option to permit the Underwriter, in its sole discretion, to exercise the Over-Allotment Option with respect to solely Option Shares, solely Option Warrants, or any combination thereof, rather than only as a combined exercise for both Option Shares and Option Warrants together. Concurrently with the execution of the Amendment, the Underwriter exercised its Over-Allotment Option to purchase 59,700 Option Shares and 86,625 Option Warrants at the same price to public as in the initial closing of the Offering, allocated as $10.20 per share and $0.01 per warrant, less an underwriting discount of 7.0%, for net proceeds to the Company of $582,426 after deducting expenses payable (and assuming no exercise of any warrants).

In connection with the Underwriter’s exercise of the Over-Allotment Option and pursuant to the Underwriting Agreement, the Company also issued to the Underwriter (and certain of its designees) warrants to purchase up to an aggregate 4,179 shares of common stock, or 7.0% of the number of 59,700 Option Shares sold in the Over-Allotment Option (the “Over-Allotment Underwriter Warrants”), on the same terms as the Closing Underwriter Warrants.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 6 - Common Stock (continued)

Shares Issued in Repayment of Convertible Notes

During the nine-months ended September 30, 2026, the Company issued an aggregate of 8,143,266 shares of common stock, with an aggregate fair value of $7.7 million, to Lind in repayment and conversion of amounts due under the 2025 Lind Note. The shares were issued at the applicable repayment share prices determined in accordance with the terms of the 2025 Lind Note and satisfied an aggregate of $6.6 million of principal. On September 11, 2026, the Company repaid the remaining principal balance of the 2025 Lind Note of $401,667 in cash at 105% of the amount due, or $421,754, with the $20,087 premium recorded in interest expense. Following this payment, the 2025 Lind Note was settled in full and no amounts remain outstanding thereunder. The share-settled repayments and conversions were accounted for as extinguishments of the corresponding portions of the note. The difference between the fair value of the shares issued and the carrying amount of the obligations extinguished, including the proportionate net host liability, unamortized debt discount, and bifurcated derivative liability derecognized, resulted in an aggregate loss on extinguishment of debt of $1.5 million related to the 2025 Lind Note for the nine-months ended September 30, 2026. On September 11, 2026, the Company prepaid in cash the remaining outstanding principal amount of the 2025 Lind Note of approximately $422,000, following which no further amounts remain outstanding under the 2025 Lind Note.

During the nine-months ended September 30, 2026, the Company also issued an aggregate of 2,981,227 shares of common stock, with an aggregate fair value of $1.0 million, to Lind under the 2026 Lind Note, consisting of 116,651 shares issued on July 14, 2026 in satisfaction of the $133,333 monthly payment due on that date and 2,864,576 shares issued upon Lind’s conversion of $740,000 of principal between September 9 and September 22, 2026. In addition, in June 2026 the Company repaid $250,000 of principal in cash. These transactions were accounted for as extinguishments of the corresponding portions of the note and resulted in an aggregate loss on extinguishment of debt of $0.3 million for the nine-months ended September 30, 2026.

Refer to Note 8 – Commitments and Contingencies—Convertible Note Payable, for additional information regarding the Company’s outstanding convertible notes, and Note 9 – Subsequent Events, for information regarding share issuances in repayment of the 2026 Lind Note made subsequent to September 30, 2026.

2025 ATM Sales Agreement

On April 22, 2025, the Company entered into a Capital On DemandTM Sales Agreement (the "2025 ATM Sales Agreement") with JonesTrading Institutional Services, LLC ("JonesTrading") to sell shares of the Company's common stock, with an aggregate offering price of up to $7.5 million, from time to time through an "at the market" offering pursuant to the 2025 Form S-3, through JonesTrading acting as the Company's agent. On August 14, 2025, the Company entered into Amendment No. 1 to the 2025 ATM Sales Agreement to increase the maximum offering price of shares of common stock that may be offered, issued, and sold under the 2025 ATM Sales Agreement from $7.5 million to $30.0 million. Although the Company is not obligated to sell any shares under the 2025 ATM Sales Agreement, from July 1, 2026 through September 30, 2026. the Company raised aggregate proceeds (net of broker commissions and fees) of approximately $5,219,393 through the sale of 10,935,126 shares of its common stock pursuant to the 2025 ATM Sales Agreement. During the nine-months ended September 30, 2026, the Company raised $11,842,078 through the sale of 12,401,578 shares of its common stock pursuant to the 2025 ATM Sales Agreement. See Note 9 – Subsequent Events of the notes to the condensed consolidated financial statements included within this Report for additional details regarding sales under the 2025 ATM Sales Agreement subsequent to September 30, 2026.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation

a) Warrants

The following table summarizes the changes in warrants of the Company outstanding during the nine-months period ended September 30, 2026.

	Number of Warrants	Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	3,106,921	10.483
Granted	1,830,018	1.363
Expired/Cancelled	(2,500)	69.000
Outstanding at September 30, 2026	4,934,439	6.910

Exercisable at September 30, 2026	4,934,439	6.910

Below is a table summarizing the warrants issued and outstanding as of September 30, 2026, which have an aggregate weighted average remaining contractual life of 3.57 years. The proceeds if exercised assume the warrants are exercised for cash.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
1,480,000	1,480,000	1.550	4.69	2,294,000
651,042	651,042	0.572	3.72	372,396
350,018	350,018	0.572	4.27	200,210
1,272,728	1,272,728	11.400	1.86	14,509,099
142,879	142,879	11.444	3.19	1,635,107
664,125	664,125	12.000	4.03	7,969,500
44,610	44,610	12.600	4.03	562,086
86,960	86,960	13.200	3.49	1,147,872
24,194	24,194	13.640	3.97	330,006
19,094	19,094	13.750	2.86	262,543
71,444	71,444	14.305	3.19	1,022,006
86,720	86,720	15.360	3.85	1,332,019
22,425	22,425	40.000	1.71	897,000
2,700	2,700	61.000	2.01	164,700
6,250	6,250	79.000	0.25	493,750
9,250	9,250	98.000	0.34	906,500
4,934,439	4,934,439			34,098,794

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

a) Warrants (continued)

Warrants Granted

2026

On January 7, 2026, in connection with the 2026 Lind note, the Company issued the 2026 Lind Warrant for the purchase of up to 350,018 shares of our common stock at a price of $11.428 per share, subject to adjustment (and subsequently adjusted to $2.015 per share as a result of the Maxim Offering). As a result of the sales under the 2025 ATM Sales Agreement through August 28, 2026, the exercise price of the 2026 Lind Warrant was further adjusted in accordance with its terms to $0.572, and the 2026 Lind Warrant is exercisable for five years. Pursuant to the September 2026 Waiver, no further adjustment to the exercise price will arise from sales under the 2025 ATM Sales Agreement occurring after August 28, 2026. Refer to Note 8 – Commitments and Contingencies, for additional information regarding the September 2026 Waiver.

On June 7, 2026, the Company entered into the Maxim Purchase Agreement in connection with the Maxim Offering of 2,960,000 Maxim Shares and Maxim Warrants to purchase 1,480,000 shares of common stock to the purchasers and other investors who purchased Maxim Securities pursuant to the prospectus registering the Maxim Securities. The Maxim Securities were sold at a combined offering price of $1.55 per Maxim Share and accompanying Maxim Warrant.

The Maxim Warrants have an exercise price of $1.55 per share, are exercisable immediately, and are exercisable for a period of five years from the closing of the Maxim Offering. The Maxim Warrants may be exercised on a cashless basis only if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares underlying the Maxim Warrants to the holder.

The additional gross proceeds to the Company from the exercise of the Maxim Warrants, if fully exercised on a cash basis, will be approximately $2.3 million

Warrants Cancelled

2026

During the period 2,500 warrants granted to an employee expired and were cancelled on March 1, 2026.

Stock-based compensation expense related to warrants of $nil and $nil was recorded in the nine-months ended September 30, 2026 and September 30, 2025, respectively. Total remaining unrecognized compensation cost related to non-vested warrants is $nil. As of September 30, 2026, the total intrinsic value of warrants outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

a) Warrants (continued)

Exercise Price Adjustments

2026

On June 9, 2026, as a result of the sale of common stock at $1.55 per share, in the Maxim Offering, the down-round provisions of the outstanding Warrants issued to Lind reduced the exercise price of the 2025 Lind Warrant from $13.44 to $2.015 per share and of the 2026 Lind Warrant from $11.428 to $2.015 per share.

On August 28, 2026, as a result of sales of common stock under the 2025 ATM Sales Agreement at prices below the then-applicable exercise price, the exercise price of the outstanding warrants issued to Lind was further reduced pursuant to the down-round provisions contained in those warrants from $2.015 to $0.572 per share for both the warrants issued in May 2025 and the warrants issued in January 2026, pursuant to the Waiver and Consent between the Company and Lind dated September 2, 2026.

The Lind Warrants are classified within stockholders’ equity. In accordance with ASC 260-10, the Company measured the effect of each triggered down-round feature as the difference between the fair value of the warrants immediately before and immediately after the applicable reduction in exercise price. The June 2026 exercise price reduction resulted in incremental value of $460,100, and the August 2026 exercise price reduction resulted in incremental value of $103,200, consisting of $68,400 related to the warrants issued in May 2025 and $34,800 related to the warrants issued in January 2026. The Company recorded these amounts as deemed dividends through reductions of income available to common stockholders, with offsetting increases to additional paid-in capital. The deemed dividends are non-cash and had no effect on total stockholders’ equity, net loss, or comprehensive loss. Deemed dividends totaled $103,200 and $563,300 for the three and nine months ended September 30, 2026, respectively, and increased net loss attributable to common stockholders and, accordingly, loss per share for the respective periods.

b) Options

The following table summarizes the changes in options outstanding of the Company during the three-month period ended September 30, 2026, all of which were issued pursuant to the 2015 Plan.

	Number of Options	Weighted Average Exercise Price ($)
Outstanding at December 31, 2025	181,321	77.20
Expired/Cancelled	(29,500)	80.00
Outstanding at September 30, 2026	151,821	76.70

Exercisable at September 30, 2026	151,821	76.70

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

b) Options (continued)

Below is a table summarizing the options issued and outstanding as of September 30, 2026, all of which were issued pursuant to the 2015 Plan and which have an aggregate weighted average remaining contractual life of 2.73 years. As of September 30, 2026, an aggregate of 485,000 shares of common stock were authorized for issuance under the 2015 Plan, of which nil shares of common stock remained available for future issuance thereunder.

Number Outstanding	Number Exercisable	Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Proceeds to Company if Exercised ($)
24,750	24,750	65.00	2.37	1,608,750
39,017	39,017	68.00	4.84	2,653,156
32,750	32,750	72.00	3.62	2,358,000
22,043	22,043	80.00	1.32	1,763,440
4,459	4,459	87.60	1.32	390,608
2,500	2,500	96.00	0.25	240,000
26,302	26,302	100.00	0.49	2,630,200
151,821	151,821			11,644,154

Below is a table summarizing the options that were forfeited during the nine-months ended September 30, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	Options (#)	Grant Date	Options Cancelled (#)	Grant Price ($)	Cancellation Date
2015	29,500	Apr 15, 2016	29,500	80.00	Apr 15, 2026
	29,500		29,500

Stock-based compensation expense related to stock options of $nil and $nil was recorded in the nine-months ended September 30, 2026 and September 30, 2025, respectively. Total remaining unrecognized compensation cost related to non-vested stock options is $nil. As of September 30, 2026, the total intrinsic value of stock options outstanding was $nil.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2026, all of which were issued pursuant to the 2015 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2025	64,768	13.600
Granted	-	-
Vested/Settled	(21,685)	14.395
Cancelled / Forfeited	(3,431)	17.157
Outstanding at September 30, 2026	39,652	13.054

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2026, all of which were issued pursuant to the 2015 Plan and which have an aggregate weighted average remaining contractual life of 0.58 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
250	12.020	1.00
13,334	12.040	0.60
1,667	12.602	0.79
22,500	13.500	0.55
1,667	14.850	0.64
234	19.414	0.40
39,652

Stock-based compensation expense related to RSUs of $649,933 and $1,769,014 was recorded in the nine-months ended September 30, 2026 and September 30, 2025, respectively. Total remaining unrecognized compensation cost related to non-vested RSUs is $491,098.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

c) (i) Restricted Stock Units – 2015 Plan (continued)

Below is a table summarizing the RSUs vested and settled during the nine-months ended September 30, 2026, all of which were issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2015	250	Jan 9, 2026	250	-
2015	1,468	Jan 15, 2026	1,468	-
2015	5,067	Feb 1, 2026	4,542	525
2015	233	Feb 22, 2026	137	96
2015	625	Mar 7, 2026	625	-
2015	334	Apr 1, 2026	334	-
2015	200	May 23, 2026	160	40
2015	34	Jun 15, 2026	34	-
2015	50	Jul 13, 2026	50	-
2015	13,174	Sep 28, 2026	11,919	1,255
2015	250	Sep 30, 2026	250	-
	21,685		19,769	1,916

Below is a table summarizing the RSUs cancelled during the nine-months ended September 30, 2026, all of which were originally issued pursuant to the 2015 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2015	184	Apr 10, 2026	Jun 15, 2026	184
2015	217	Apr 10, 2026	Jun 15, 2026	217
2015	1,667	May 22, 2026	May 23, 2026	1,667
2015	45	Jun 18, 2026	Sep 28, 2026	45
2015	200	Jun 30, 2026	May 23, 2027	200
2015	184	Jul 7, 2026	Jul 13, 2026	184
2015	574	Jul 17, 2026	Sep 28, 2026	574
2015	360	Sep 7, 2026	Sep 28, 2026	360
	3,431			3,431

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units – 2024 Plan

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2026, all of which were issued pursuant to the 2024 Plan.

	RSUs (#)	Weighted Average Grant Date Fair Value Share Price ($)
Outstanding at December 31, 2025	115,544	12.300
Granted	107,050	4.700
Vested/Settled	(22,004)	11.752
Cancelled / Forfeited	(2,500)	11.402
Outstanding at September 30, 2026	198,090	8.265

Exercisable at September 30, 2026	-	-

Below is a table summarizing the RSUs issued and outstanding as of September 30, 2026, all of which were issued pursuant to the 2024 Plan and which have an aggregate weighted average remaining contractual life of 0.79 years.

RSUs Outstanding (#)	Weighted Average Grant Date Fair Value Share Price ($)	Weighted Average Remaining Contractual Life (Years)
107,050	4.700	0.41
25,000	5.411	0.85
25,000	2.885	1.27
26,040	11.402	0.96
15,000	14.606	2.33
198,090

Below is a table summarizing the RSUs granted during the nine-months ended September 30, 2026, all of which were issued pursuant to the 2024 Plan. The RSUs vest equally over periods stated on the dates noted, subject to the recipient’s continued service to the Company, and will result in the RSU compensation expense stated.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 7 - Stock-Based Compensation (continued)

c) (ii) Restricted Stock Units – 2024 Plan (continued)

Below is a table summarizing the RSUs vested during the nine-months ended September 30, 2026, all of which were originally issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs Vested (#)	Vest Date	Shares Issued (#)	Shares Withheld for Taxes (#)
2024	7,734	Mar 1, 2026	6,845	889
2024	14,270	Mar 17, 2026	12,047	2,223
	22,004		18,892	3,112

Below is a table summarizing the RSUs cancelled during the nine-months ended September 30, 2026, all of which were originally issued pursuant to the 2024 Plan.

Equity Incentive Plan	RSUs (#)	Cancellation Date	Vesting Date	RSUs Cancelled (#)
2024	305	Apr 10, 2026	Mar 17, 2028	305
2024	305	Apr 10, 2026	Mar 17, 2027	305
2024	50	Jun 18, 2026	Mar 17, 2028	50
2024	50	Jun 18, 2026	Mar 17, 2027	50
2024	100	Jun 30, 2026	Mar 17, 2028	100
2024	100	Jun 30, 2026	Mar 17, 2027	100
2024	130	Jul 7, 2026	Mar 17, 2027	130
2024	130	Jul 7, 2026	Mar 17, 2028	130
2024	445	Jul 17, 2026	Mar 17, 2027	445
2024	445	Jul 17, 2026	Mar 17, 2028	445
2024	220	Sep 7, 2026	Mar 17, 2027	220
2024	220	Sep 7, 2026	Mar 17, 2028	220
	2,500			2,500

As of September 30, 2026, an aggregate of 375,000 shares of common stock were authorized for issuance under the 2024 Plan, of which 142,066 shares of common stock remained available for future issuance thereunder.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies

a) Finance Lease Obligations

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2026.

For the Nine Months Ending September 30, 2026	Amount
$
2026 - Remaining	-
2027	61,014
2028	61,013
2029	61,013
2030	61,015
Greater than 5 years	83,879
Total	327,934
Less: Amount representing interest	(20,657)
Present value of minimum lease payments	307,277

b) Operating Lease Right-of-Use Obligations

Operating leases as of September 30, 2026, and December 31, 2025, consisted of the following:

	September 30, 2026	December 31, 2025
	$	$
Operating right-of-use assets	267,018	495,749

Operating lease liabilities, current portion	170,720	250,336
Operating lease liabilities, long term	115,759	276,558
Total operating lease liabilities	286,479	526,894

Weighted average remaining lease (months)	23	39
Weighted average discount rate	4.31%	4.28%

During the nine-months ended September 30, 2026, cash paid for amounts included for the measurement of lease liabilities was $161,506 and the Company recorded operating lease expense of $161,495.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies

b) Operating Lease Right-of-Use Obligations (continued)

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of September 30, 2026.

For the Nine Months Ending September 30, 2026	Amount
$
2026 - Remaining	57,649
2027	148,827
2028	76,555
2029	13,579
Total	296,610
Less: imputed interest	(10,131)
Total Operating Lease Liabilities	286,479

The Company’s office space leases are short-term and the Company has elected under the short-term recognition exemption not to recognize them on the balance sheet. During the nine-months ended September 30, 2026, the Company recognized $87,278 in short-term lease costs associated with office space leases. As of September 30, 2026, the annual payments remaining for short-term office leases were as follows:

For the Nine Months Ending September 30, 2026	Amount
$
2026 - Remaining	-
2027	-
Total Operating Lease Liabilities	-

c) Grants Repayable

As of September 30, 2026, the total grant balance repayable was $485,271 and the payments remaining were as follows:

For the Nine Months Ending September 30, 2026	Amount
$
2026 - Remaining	28,270
2027	103,027
2028	77,908
2029	79,446
2030	67,724
Greater than 5 years	128,896
Total Grants Repayable	485,271

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

d) Long-Term Debt

As of September 30, 2026, the total balance for long-term debt payable was $6,713,911 and the payments remaining were as follows:

For the Nine Months Ending September 30, 2026	Amount
$
2026 - Remaining	804,129
2027	2,621,256
2028	3,524,507
2029	287,641
2030	260,535
Greater than 5 years	670,530
Total	8,168,598
Less: amount representing interest	(1,454,687)
Total Long-Term Debt	6,713,911

In December 2025, the Company entered into a five year loan agreement with SA Namur Invest Preface for a maximum of €650,000 with fixed interest rate of 5.00%, maturing September 2030. As of September 30, 2026, €325,000 had been drawn down under this agreement and the principal balance payable was $368,670.

In March 2026, the Company entered into a five year loan agreement with Wallonie Entreprendre for a maximum of €1,000,000 with fixed interest rate of 7.00%, maturing March 2031. As of September 30, 2026, €500,000 had been drawn down under this agreement and the principal balance payable was $567,184.

e) Collaborative Agreement Obligations

In 2018, the Company entered into a research collaboration agreement with the University of Taiwan for a three-year research period for a cost to the Company of up to $2.55 million payable over such period. As of September 30, 2026, $510,000 is still to be paid by the Company under this agreement. As of September 30, 2026, $510,000 is due by the Company under this agreement.

In 2022, the Company entered into a sponsored research agreement with The University of Texas MD Anderson Cancer Center to evaluate the role of neutrophil extracellular traps ("NETs") in cancer patients with sepsis for a cost to the Company of $449,406. As of September 30, 2026, $163,546 is still to be paid by the Company under this agreement. As of September 30, 2026, $0 is due by the Company under this agreement.

In July 2023, the Company entered into a research agreement with Xenetic Biosciences Inc and CLS Therapeutics Ltd to evaluate the anti-tumoral effects of Nu.Q® CAR T cells for a cost to the Company of $107,589. As of September 30, 2026, $55,305 is still to be paid by the Company under this agreement and as of September 30, 2026, $0 is due by the Company under this agreement.

In August 2023, the Company entered into a project research agreement with Guy’s and St Thomas’ NHS Foundation Trust to evaluate the practical clinical utility of the Nu.Q® H3.1 nucleosome levels in adult patients with sepsis to facilitate early diagnosis and prognostication for a cost to the Company of $129,213. As of September 30, 2026, $129,213 is still to be paid by the Company under this agreement. As of September 30, 2026, $21,535 is due by the Company under this agreement.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

e) Collaborative Agreement Obligations (continued)

In October 2024, the Company entered into an agreement with the National Taiwan University to undertake a clinical research study entitled Validation of Nu.Q® biomarker panel in differentiating between high and low risk of cancer in nodules identified by Lung cancer LDCT screening for a cost to the Company of $402,250. As of September 30, 2026, $160,900 is still to be paid by the Company under this agreement. As of September 30, 2026, $100,563 is due by the Company under this agreement.

The Company entered into an agreement with Gustave Roussy a leading cancer centre in Europe that treats patients with all types of cancer to perform and be responsible for the co-ordination of a Non-Interventional Phase IV clinical trial to undertake a Prospective analysis of circulating nucleosomes in patients receiving a first line treatment for a non-Hodgkin lymphoma for a cost to the Company of $119,540. As of September 30, 2026, $84,400 is still to be paid by the Company under this agreement. As of September 30, 2026, $34,666 is due by the Company under this agreement.

As of September 30, 2026, the total amount to be paid for future research and collaboration commitments was $1,103,364 and the payments remaining were as follows:

	Total Amount Remaining	2026
	$	$
National University of Taiwan	510,000	510,000
MD Anderson Cancer Center	163,546	163,546
Guys and St Thomas	129,213	129,213
Xenetic Biosciences	55,305	55,305
National University of Taiwan	160,900	160,900
Gustave Roussy	84,400	84,400
Total Collaborative Obligations	1,103,364	1,103,364

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

f) Convertible Notes Payable

On May 15, 2025, the Company entered into the Original SPA with Lind, pursuant to which the Company issued the 2025 Securities consisting of the 2025 Lind Note in the principal amount of $7,500,000 and the 2025 Lind Warrant for the purchase of up to 651,042 shares of common stock each as defined in Note 6 – Common Stock).

The 2025 Lind Note, which does not accrue interest, is repayable in 18 consecutive monthly installments in the amount of $416,666 beginning six-months from the issuance date. Under the terms of the agreement Lind had the right to elect to no more than two monthly payments to increase the amount of such monthly payment up to $1,000,000 upon notice to the Company. Lind elected to exercise this right in full during the period and the Company made the repayment by the issuance of common stock. The monthly payments due under the 2025 Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined in the 2025 Lind Note), cash in an amount equal to 1.05 times the required payment amount, or a combination of cash and shares. The 2025 Lind Note sets forth certain conditions that must be satisfied before we may make any monthly payments in shares of common stock.

The 2025 Lind Note may be converted by Lind from time to time at the conversion price set forth in the 2025 Lind Note (references to the “conversion price” of a Lind Note mean the conversion price applicable under such Lind Note, as adjusted from time to time). The dollar amount of any conversions by Lind will be applied toward upcoming 2025 Lind Note payments in reverse chronological order. The 2025 Lind Note may be prepaid in whole upon written notice on any business day following August 13, 2025; but in the event of a prepayment notice, Lind may convert up to one-third of the principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

Issuance of “Note Shares” and “Warrant Shares” is subject to an ownership limitation equal to 4.99% of the Company’s outstanding shares of common stock; provided, that if Lind and its affiliates beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock, then such limitation shall automatically increase to 9.99% so long as Lind and its affiliates own in excess of 4.99% of such common stock (and shall, for the avoidance of doubt, automatically decrease to 4.99% upon Lind and its affiliates ceasing to own in excess of 4.99% of such common stock).

Upon the occurrence of any Event of Default (as defined in the 2025 Lind Note or the 2026 Lind Note, as applicable), the applicable Lind Note will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the applicable Lind Note, subject to a reduction to 110% in certain circumstances, in addition to any other remedies under the applicable Lind Note or the other transaction documents. Events of Default include, among others, failure of the Company to make any Lind Note payment when due, a default in any indebtedness or adverse judgments in excess of threshold amounts, the failure of the Company to instruct its transfer agent to issue unlegended certificates in certain circumstances, the Company’s shares of common stock no longer being publicly traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in the Company’s common stock for a specified period, the announcement or consummation of a Change of Control (as defined in the Original SPA or Amended SPA, as applicable), the failure to file reports or filings required by the SEC, and the Company’s market capitalization falling below a threshold amount for a specified period, each as described in the applicable Lind Note.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

f) Convertible Notes Payable (continued)

The Lind Notes contain certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers. Additionally, unless waived by Lind, the Company is required to utilize a portion of the net proceeds from certain specified debt or equity transactions and asset sales to repay the outstanding principal amount due under the applicable Lind Note.

As described in Note 6 – Common Stock, on January 7, 2026, the Company entered into the Amended SPA with Lind, pursuant to which the Company issued the 2026 Lind Note in the principal amount of $2,400,000 and the 2026 Lind Warrant for the purchase of up to 350,018 shares of common stock. The Company received net proceeds of $1,755,000 after the original issue discount and debt issuance costs.

The Company evaluated the embedded features within the convertible notes in accordance with ASC Topic 480 and ASC Topic 815. The Company determined that the embedded features, specifically (i) the default penalty on outstanding principal, and (ii) the default conversion option into common shares at the lower of the then-current Conversion Price and 90% of the average of the three lowest volume weighted average price’s during the 20 Trading Days prior to delivery of the applicable notice of conversion, constitute derivative. These features, arising from default provisions, including the contingent default penalty (deemed redemption) and the contingent variable conversion feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features were bifurcated from the debt host as derivative liabilities.

The initial fair value of the derivative liabilities was determined using a Monte Carlo simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 91.48%; (iii) risk-free interest rate of 4.23%; (iv) simulated term of 2.0 years; (v) estimated fair value of the common shares of $5.832 per share; and (vi) various probability assumptions. The 2026 Lind Note initial fair value of the embedded derivative liability was $385,300. The 2026 Lind Warrant was determined to be equity-classified under ASC 815-40 and was recorded at its initial fair value of $1,297,500. The original issue discount of $400,000, debt issuance costs of $245,000, and the allocated fair values of both the embedded derivative liability and the 2026 Lind Warrant resulted in a total debt discount of $1,646,152 at issuance.

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

During the nine-months September 30, 2026, the Company issued shares of common stock to Lind in repayment of amounts due under the 2025 Lind Note. Refer to Note 6 – Common Stock, for additional information regarding shares issued during the period in repayment of the Company’s convertible notes.

During the nine-months ended September 30, 2026, the Company issued shares of common stock to Lind in repayment and conversion of amounts due under the 2025 Lind Note and the 2026 Lind Note. On September 11, 2026, the Company repaid the remaining $401,667 principal balance of the 2025 Lind Note in cash at 105% of the amount due, and the 2025 Lind Note was settled in full. Refer to Note 6 – Common Stock, for additional information regarding shares issued during the period in repayment and conversion of the Company’s convertible notes.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

f) Convertible Notes Payable (continued)

The Conversion Price of the 2026 Lind Note, $11.428 per share as adjusted for the Reverse Stock Split, was reduced to $1.55 per share effective June 9, 2026 as a result of the Company’s equity offering at that price pursuant to the full-ratchet anti-dilution provisions of the 2026 Lind Note. On August 27 and 28, 2026, sales of common stock under the 2025 ATM Sales Agreement exceeded the amount of permitted at-the-market sales under the 2026 Lind Note, resulting in a further reduction of the Conversion Price. Pursuant to a Waiver and Consent between the Company and Lind dated September 2, 2026, the Conversion Price was fixed at $0.44 per share, Lind waived any further adjustment to the Conversion Price arising from at-the-market sales after August 28, 2026, and Lind waived any Event of Default and any Mandatory Default Amount arising from such sales. The Company’s obligation to direct 20% of proceeds from ATM sales in excess of amounts qualifying as Exempted Securities toward repayment of the 2026 Lind Note was not waived. Between September 9 and September 22, 2026, Lind converted $740,000 of principal of the 2026 Lind Note. As of September 30, 2026, the outstanding principal balance of the 2026 Lind Note was $1,516,667.

 Estimated future minimum principal payments of the 2026 Lind Note for the next five years consist of the following as of September 30, 2026.

For the Nine Months Ending September 30, 2026	Amount
$
2026 - Remaining	400,000
2027	1,116,667
Total Payments	1,516,667

Principal	1,516,667
Debt discount	(686,961)
Current portion, net	829,706

Principal	-
Debt discount	-
Convertible note payable, net of current portion	-

On May 8, 2026, the Company’s market capitalization fell below $22,500,000 for ten consecutive trading days, resulting in a market capitalization default under each of the 2025 Lind Note and the 2026 Lind Note. According to the terms of each note, a market capitalization default automatically imposes a mandatory default amount equal to 110% of the then-outstanding principal amount of the note, increasing the outstanding principal by 10%. As a result, the outstanding principal of the 2025 Lind Note increased by $383,333 (from $3,833,333 to $4,216,666) and the outstanding principal of the 2026 Lind Note increased by $240,000 (from $2,400,000 to $2,640,000), for an aggregate increase of $623,333. The mandatory default amount was recognized in interest expense when incurred on May 8, 2026, with a corresponding increase to the principal balance of the Lind Notes.

Pursuant to the May 2026 Waiver, Lind waived its acceleration, payment-demand, and collateral-foreclosure remedies with respect to this and any future market capitalization default, except for its triggered conversion right, which was preserved (in each case as defined in the Lind Notes). The 110% mandatory default amount was not waived and remains an obligation of the Company.

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

f) Convertible Notes Payable (continued)

On September 2, 2026, the Company and Lind entered into a waiver and consent (the “September 2026 Waiver”) pursuant to which Lind consented to any and all sales of common stock under the 2025 ATM Sales Agreement, including sales in excess of the $10 million per calendar year permitted under the Amended SPA, as constituting Permitted ATM Sales and not Prohibited Transactions (each as defined in the Amended SPA). With respect to such past or future sales under the 2025 ATM Sales Agreement, Lind also waived (i) its remedies under the Prohibited Transactions covenant and the Event of Default remedies provisions of the Amended SPA and of each of the 2025 Lind Note and the 2026 Lind Note, including any right to declare amounts due and payable, demand immediate payment in full, accelerate or increase obligations or foreclose upon collateral, (ii) any existing or future Events of Default arising from covenant breaches resulting from such sales, as well as any breach of the notice provision of the Amended SPA to the extent of the Company’s failure to provide timely notice of sales in excess of the annual limit prior to the date of the September 2026 Waiver, and (iii) any adjustment to the Conversion Price of the Lind Notes and the exercise price of the 2025 Lind Warrant and the 2026 Lind Warrant arising out of or in connection with sales under the 2025 ATM Sales Agreement occurring after August 28, 2026. In connection with the September 2026 Waiver, the Conversion Price of the Lind Notes and the exercise price of the warrants were adjusted in accordance with their respective terms for sales under the 2025 ATM Sales Agreement through August 28, 2026.

On September 11, 2026, pursuant to the prepayment provisions of the 2025 Lind Note, the Company prepaid in cash the outstanding principal amount of the 2025 Lind Note in the aggregate amount of approximately $422,000. Following the prepayment, no further amounts remain outstanding under the 2025 Lind Note. The 2026 Lind Note and all obligations of the Company thereunder remain in full force and effect and were not affected by the prepayment.

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

As of September 30, 2026, $222 is payable under the 6% royalty agreement on sales to date toward the Company’s aggregate conditional payment obligation of $124,781.

VolitionRx

On February 5, 2026, the Company entered into a nine-month loan agreement with First Insurance Funding for a maximum of $262,552 with fixed interest rate of 7.32%, maturing in November 2026. As of September 30, 2026, the maximum has been drawn down under this agreement and the principal balance payable was $53,742. The agreement is in relation to the directors and officers insurance policy.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 8 - Commitments and Contingencies (continued)

i) Commitments in Respect of Corporate Goals and Performance-Based Awards

As of September 30, 2026, the Company had recognized total compensation expense of $655,490 in relation to the RSUs from grants in 2023. The Company has unrecognized compensation expense of $0 in relation to those 2023 RSUs, of which, $0 is in relation to RSUs that will vest in 2026 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Amortized	Amortized	Amortized	Un-Amortized
Award	Vesting	2026	2025	2024	2023	2026
$	Year	$	$	$	$	$
242,902	2024	-	-	148,132	94,770	-
218,081	2025	-	66,990	103,578	47,513	-
194,507	2026	35,626	58,062	69,116	31,703	-
655,490		35,626	125,052	320,826	173,986	-

Effective March 17, 2025, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the granting of cash bonuses of up to two months’ gross salary to the salaried employees of the Company and its affiliates, payable upon achievement of various corporate goals focused around licensing, revenue, cost reduction and non-dilutive funding. Pursuant to the terms of the grants, conditioned upon the achievement by the Company or its affiliates/subsidiaries of one or more of the specified corporate goals as set forth in the minutes of the Compensation Committee, and providing that the bonus recipients commenced employment prior to October 1, 2025 and continued employment until at least December 31, 2025, at the sole discretion of both the Chief Executive Officer and the Chief Financial Officer, the Company would accrue a cash bonus to such award recipients, but would defer payment until conditions improved.

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

As of September 30, 2026, the Company had recognized total compensation expense of $364,466 in relation to the RSUs from grants in 2025. The Company has unrecognized compensation expense of $106,383 in relation to those 2025 RSUs, of which $0 is in relation to RSUs that will vest in 2026, $34,118 in relation to RSUs that will vest in 2027, and $72,265 in relation to RSUs that will vest in 2028 based on the outcomes related to the prescribed performance targets on the outstanding awards.

Total		Amortized	Amortized	Un-Amortized	Cancelled
Award	Vesting	2026	2025	2026	2025
$	Year	$	$	$	$
545,026	2026	33,786	128,920	-	382,320
545,015	2027	56,187	64,548	34,118	390,162
545,006	2028	38,012	43,013	72,265	391,716
1,635,047		127,985	236,481	106,383	1,164,198

VOLITIONRX LIMITED

Notes to the Condensed Consolidated Financial Statements (Unaudited)

($ expressed in United States Dollars)

Note 9 - Subsequent Events

RSUs Granted

Effective October 21, 2026, the Company granted aggregate RSUs of 12,000 shares of common stock to an employee of the Company and/or its subsidiaries in exchange for services provided to the Company and/or its subsidiaries. These RSUs vest on January 9, 2027, subject to continued service, and will result in total compensation expense of $2,040.

RSUs Cancellations

On October 2, 2026, 2,500 RSUs previously granted to a consultant of the Company were cancelled under the 2015 Plan upon expiration of their consultancy.

On October 10, 2026, 234 RSUs previously granted to employees of the Company were cancelled under the 2015 Plan upon termination prior to vesting.

On October 10, 2026, 340 RSUs previously granted to employees of the Company were cancelled under the 2024 Plan upon termination prior to vesting.

On October 19, 2026, 20,000 RSUs previously granted to officers of the Company expired under the 2015 Plan as the vesting conditions were not achieved. i.e. achievement of a stock price target above $100.00 for 30 consecutive days prior to October 19, 2026.

RSUs Accelerated Vesting

On October 21, 2026, The Company has accelerated a portion of the RSUs granted on February 26, 2026 to an employee. The Company will deem that 6,681 of the 7,100 RSUs granted will be earned as of January 9, 2027 and will vest on this date. The remaining 419 RSUs will be forfeited and cancelled on January 9, 2027.

Shares Issued in Repayment and Conversion of Convertible Notes

On October 6, 2026, the Company issued an aggregate of 1,455,399 shares of common stock to Lind in conversion of amounts due under the 2026 Lind Note. The shares were issued at the applicable conversion share prices determined in accordance with the terms of the 2026 Lind Note and represented the conversion of approximately $310,000 of outstanding principal under the 2026 Lind Note. Refer to Note 6 – Common Stock, and Note 8 – Commitments and Contingencies, for additional information regarding the Company’s outstanding convertible notes.

Partial Prepayment of 2026 Lind Note

On October 23, 2026, the Company and Lind entered into a waiver and consent (the “ October 2026 Waiver”) pursuant to which (i) Lind agreed to accept a partial prepayment of outstanding principal by the Company in the amount of $500,000 (the “Partial Prepayment”), (ii) Lind agreed not to exercise its conversion rights under the 2026 Lind Note on or prior to January 1, 2027 unless and until the closing price per share of the Company’s common stock equals or exceeds $0.275 per share, and (iii) the parties agreed to defer the otherwise required monthly repayments for each of November and December 2026 (the “Future Deferred Repayment Amounts”) and to continue to reflect such amounts in outstanding principal until otherwise satisfied. In connection with the October 2026 Waiver, the Company made the partial prepayment in cash towards the outstanding principal balance under the 2026 Lind Note. Following the Partial Prepayment, the remaining outstanding principal balance under the 2026 Lind Note was $706,667. Pursuant to the October 2026 Waiver, Lind also confirmed and agreed that no Event of Default (as defined in the 2026 Lind Note) shall be deemed to have occurred from the non-payment of the Future Deferred Repayment Amounts and waived all rights with respect thereto. Additionally, Lind agreed that prior to January 1, 2027 it shall not have the right, and waived its right, to elect to receive any increased Repayment Amount (as defined in the 2026 Lind Note).

2025 ATM Sales Agreement

During the period from October 1, 2026 through November 5, 2026, the Company sold 1,813,690 shares of common stock for aggregate proceeds (net of broker commissions and fees) of approximately $342,252 under the 2025 ATM Sales Agreement with JonesTrading.

Amendment to Still Independent Director Agreement

On November 4, 2026, the Company and Mr. Timothy Still, Chairman of the Board of Directors, entered into a variation letter effective November 1, 2026 (the “Still Amendment”) to the existing independent director agreement between the Company and Mr. Still dated November 6, 2024 (the “Still Director Agreement”), pursuant to which Mr. Still agreed to a temporary 50% reduction in his quarterly fees, from $30,000 to $15,000, as part of the Company’s overall cost reduction measures. The temporary fee reduction will remain in effect until such date as the Compensation Committee determines, in its sole discretion, that the contractual amount of Mr. Still’s quarterly fees should be reinstated, in whole or in part. The Still Amendment provides that the Compensation Committee may make such a determination following the signing of a significant licensing agreement or another commercial outcome that, in the opinion of the Compensation Committee, secures the Company’s financial stability. Any reinstatement, whether in whole or in part, will take effect from the date specified by the Compensation Committee and will not apply retrospectively. Except for the temporary quarterly fee reduction described above, the terms of the Still Director Agreement remain unchanged and in full force and effect.

Amendment to Reynolds Employment Agreement

On November 10, 2026, Singapore Volition Pte. Limited (“Singapore Volition”) and Mr. Cameron Reynolds, Chief Executive Officer and President of the Company, entered into a variation letter effective November 1, 2026 (the “Reynolds Amendment”) to the existing employment agreement between Singapore Volition and Mr. Reynolds dated March 13, 2023 (the “Reynolds Employment Agreement”), pursuant to which Mr. Reynolds agreed to a further temporary reduction in his annual base salary as part of the Company’s overall cost reduction measures. Effective February 1, 2026, Mr. Reynolds had previously agreed to a 25% reduction in his annual base salary for the period from February 1, 2026 to January 31, 2027, in exchange for a grant of an aggregate of 24,300 restricted stock units earned in equal monthly installments over such 12-month period with full vesting assuming continuous service on February 26, 2027. Pursuant to the terms of the Reynolds Amendment, effective November 1, 2026, Mr. Reynolds elected to take a further temporary reduction in his annual base salary from $355,456 to $236,970.50 without additional equity compensation for such reduction. The temporary salary reduction will remain in effect until such date as the Compensation Committee determines, in its sole discretion, that Mr. Reynolds’ contractual annual base salary should be reinstated, in whole or in part. The Reynolds Amendment provides that the Compensation Committee may make such a determination following the signing of a significant licensing agreement or another commercial outcome that, in the opinion of the Compensation Committee, secures the Company’s financial stability. Any reinstatement, whether in whole or in part, will take effect from the date specified by the Compensation Committee and will not apply retrospectively. Notwithstanding the temporary salary reduction, any notice pay, payment in lieu of notice, severance, death or disability payment, or other termination-related payment or entitlement under the Reynolds Employment Agreement that is calculated by reference to annual base salary, as well as the pension allowance payable to Mr. Reynolds under the Reynolds Employment Agreement, will continue to be calculated by reference to Mr. Reynolds’ full contractual annual base salary of $473,941. Except for the temporary salary reduction described above, the terms of the Reynolds Employment Agreement remain unchanged and in full force and effect. The foregoing description of the material terms of the Reynolds Employment Agreement, as amended, does not purport to summarize all terms and conditions thereof and is qualified in its entirety by reference to the full text of the Reynolds Employment Agreement, as amended by the letter agreement dated February 1, 2026 and the letter agreement dated November 10, 2026, which is filed herewith as Exhibit 10.3.

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

There are several routes to market, including (1) licensing, (2) leveraging our existing CE-marked Nu.Q® NETs test, and (3) rolling out the Nu.Q® Lung cancer test:

1. Licensing

We are partnering with established diagnostic companies and liquid biopsy companies to develop, market, sell, and process our tests, leveraging their networks and expertise. In the human space we have agreements with Sysmex, Werfen, Hologic and Revvity. In the veterinary space, we have agreements with Antech, IDEXX and Fujifilm Vet Systems, as well as a number of country-specific distributors.

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

Human

In September 2025, we signed a Research License and Exclusive Commercial Option Rights Agreement for Antiphospholipid Syndrome, or (“APS”), with Werfen, a global leader in the field of specialized diagnostics for hemostasis, thrombosis and other NETs-related indications. The full terms of the agreement are confidential, however, under the agreement, Werfen will gain access to the components of Volition's proprietary Nu.Q® H3.1 NETs assay and will investigate its clinical utility on its platforms in the management of APS patients. Werfen also has an option to negotiate terms with Volition for an exclusive license to commercialize the product.

Also in September 2025, Volition signed an agreement with Hologic Diagenode (NASDAQ: HOLX) or Hologic, for the co-marketing of Volition's Nu.Q® Discover service. Under the agreement, Hologic will co-market Nu.Q® Discover services to Hologic customers for an initial one-year term. If successful, the aim is for Hologic to be appointed as an exclusive provider of those services, subject to further agreed upon terms. The intention of this agreement is to expand customer access to our proprietary Nu.Q® Discover assays.

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

In November 2023, we launched the Nu.Q® Vet Cancer Test in the UK and Ireland through our distributors, the Veterinary Pathology Group and Nationwide Laboratories. In July 2024, we launched the Nu.Q® Vet Cancer Test in Japan with Fujifilm Vet Systems. As of September 30, 2026, the Nu.Q® Vet Cancer Test is available in over twenty countries.

In March 2025, we signed the first ever Nu.Q® Vet Cancer Test Automation Agreement with Fujifilm Vet Systems to include Volition's ChLIA version of the test via the Immunodiagnostic Systems or IDS i10® automated analyzer platform, for a five year initial term. Fujifilm Vet Systems is expected to be among the first in the world to utilize this centralized lab automation for the Nu.Q® Vet Cancer Test which will enable a more rapid turnaround and high throughput to meet increasing demands.

2. Leverage our existing CE-marked Nu.Q® NETs test

The second prong of our strategy is to leverage our granted CE mark, which has been approved in the EU for any NETs related diseases. Our ChLIA version of the CE-marked Nu.Q® NETs Test is via the IDS-i10™ automated analyzer platform from Immunodiagnostic Systems, a subsidiary of Revvity. Our aim is to sell this product, either directly or in conjunction with Immunodiagnostic Systems, to institutions for use in a wide range of clinical applications where NETosis plays a critical role. In a significant commercial milestone, we recorded our first revenue from sales of our CE-Marked Nu.Q® NETs automated product in Europe in the first quarter of 2025. This is the first revenue generated from a regulated clinically approved product. As of September 30, 2026, we have 12 hospital clients evaluating our Nu.Q® NETs test for a range of diseases.

3. Roll-out the Nu.Q® Lung Cancer test

In the November 2025, we received our first order for the Nu.Q® Cancer assays for clinical certification ahead of routine clinical use in lung cancer and in January 2026 were delighted to announce that preparation of the reimbursement submission is underway, actively supported by the Hospices Civils de Lyon, France's second largest university hospital system and two other French institutions. Reimbursement will be a major milestone for Volition in the commercialization and licensing of Nu.Q® in the human cancer field. Once achieved, we anticipate the introduction into routine clinical use in France in the first half of 2027.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of our common stock. As of September 30, 2026, we had cash and cash equivalents of approximately $2.4 million. During the three-months ended September 30, 2026, the Company settled the 2025 Lind Note in full through the issuance of shares of common stock and a final cash payment of $421,754 on September 11, 2026. As of September 30, 2026, $1,516,667 of principal remained outstanding under the 2026 Lind Note.

Net cash used in operating activities was $15.0 million for the nine-months ended September 30, 2026 and $14.2 million for the nine-months ended September 30, 2025, respectively. The increase in cash used in operating activities for the period ended September 30, 2026 when compared to the same period in 2025 can mainly be attributed to a reduction in current liabilities.

Net cash used in investing activities was $0.1 million and $0.1 million for the nine-months ended September 30, 2026 and September 30, 2025, respectively.

Net cash provided by financing activities was $16.9 million for the nine-months ended September 30, 2026 and net cash provided by financing activities was $10.9 million for the nine-months ended September 30, 2025. The increase in cash provided by financing activities for the period ended September 30, 2026 when compared to the same period in 2025 is primarily a reflection of the:

(i)

$1.9 million in cash received, before deducting offering expenses of $0.1 million, from the issuance and sale of shares of common stock and warrants in a senior secured convertible note that closed in January 2026,

(ii)

$4.6 million in cash raised through Maxim, before deducting offering expenses of $0.3 million, from the issuance and sale of shares of common stock, warrants, and pre-funded warrants in an offering that closed in June 2026, and

(iii)	$11.8 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility during the period ended September 30, 2026.

As compared to the following in December 31, 2025

(i)

$2.4 million in cash, before deducting offering expenses of $0.1 million from the issuance and sale of shares of common stock and warrants in a registered direct offering that closed in March 2025 (the “March 2025 RDO”),

(ii)	$6.3 million in cash, before deducting commitment and legal fees of $0.3 million, received in exchange for the issuance of a senior secured convertible note in May 2025,
(iii)	$0.3 million in net proceeds, received from the issuance and sale of 448,706 shares of common stock under our “at-the-market” facility with Jefferies LLC acting as exclusive placement agent,
(iv)

$0.2 million in net proceeds received from the issuance and sale of 321,562 shares of common stock under our Capital On DemandTM Sales Agreement (the “2025 ATM Sales Agreement”) with JonesTrading Institutional Services, LLC (“JonesTrading”) during the nine-months ended September 30, 2025, and

(v)	$0.3 million in net cash received from the issuance of shares of common stock under our “at-the-market” facility with JonesTrading during the nine-months ended September 30, 2025.

For additional information on our “at the market facility,” and the March 2025 RDO, refer to Note 6, Common Stock – Equity Distribution Agreement and – 2025 Equity Capital Raise, of the notes to the condensed consolidated financial statements included within this Report.

The following table summarizes our approximate contractual payments due by year as of September 30, 2026.

Approximate Payments (Including Interest) Due by Year
	Total	2026	2027 - 2030	Greater than 5 years
Description	$	$	$	$
Financing lease liabilities	327,934	-	244,055	83,879
Operating lease liabilities and short-term lease	296,610	57,649	238,961	-
Grants repayable	485,271	28,270	328,105	128,896
Long-term debt	8,168,599	804,129	6,693,939	670,531
Collaborative agreements obligations	1,103,364	1,103,364	-	-
Convertible Notes	1,516,667	400,000	1,116,667	-
Total	11,898,445	2,393,412	8,621,727	883,306

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and September 30, 2025

The following table sets forth our results of operations for the three-months ended September 30, 2026 and September 30, 2025.

	Three Months Ended September 30,
	2026	2025	Change	Change
	$	$	$	%
Services	-	88,896	(88,896)	(<100)%
Product	1,613,876	538,381	1,075,495	>100%
Total Revenues	1,613,876	627,277	986,599	157%

Research and development	1,989,609	2,285,907	(296,298)	(13)%
General and administrative	2,381,674	2,483,793	(102,119)	(4)%
Sales and marketing	576,730	958,567	(381,837)	(40)%
Total Operating Expenses	4,948,013	5,728,267	(780,254)	(14)%

Operating Loss	(3,334,371)	(5,100,990)	1,766,619	(35)%

Grant income (loss)	28,685	232,184	(203,499)	(88)%
Gain on disposal of fixed assets	260	-	260	>100%
Interest income	-	160	(160)	(<100)%
Interest expense	(142,816)	(143,800)	984	(1)%
Amortization of debt discount	(324,480)	(729,630)	405,150	(56)%
Gain (loss) on change in fair value of derivative liability	198,900	304,443	(105,543)	(35)%
Gain (loss) on change in fair value of warrant liability	6,400	27,842	(21,442)	(77)%
Loss on extinguishment of debt	(240,201)	-	(216,801)	(<100)%
Total Other Expenses	(473,252)	(308,801)	(141,051)	46%

Net Loss	(3,807,389)	(5,409,791)	1,602,402	(30)%

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the three-months ended September 30, 2026 were $1.6 million, compared with $0.6 million for the three-months ended September 30, 2025. The main source of revenue during the three-months ended September 30, 2026 and September 30, 2025 was product revenues from sales of the Nu.Q® Vet Cancer Test and the Nu.Q® Discover kits. The year-over-year increase can be attributed to an increase in deferred revenue recognition for the Nu.Q® Vet Cancer Test related to our agreement with Heska. This resulted from a catch-up of deferred revenue recognition of approximately $1.5 million in the three-months period ended September 30, 2026, reflecting an updated forecast in line with our accounting policy. Services revenue relates solely to Nu.Q® Discover services for which revenue recognition is dependent on client project delivery schedules.

Operating Expenses

Total operating expenses decreased to $4.9 million for the three-months ended September 30, 2026 from $5.7 million for the three-months ended September 30, 2025, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $2.0 million from $2.3 million for the three-months ended September 30, 2026, and September 30, 2025, respectively. This decrease was primarily related to reduced personnel expenses due to headcount reductions and lower stock-based compensation. The number of full-time equivalent (“FTE”) personnel we employed in this division decreased by 13 to 34 compared to the prior year period.

	Three Months Ended September 30,
	2026	2025	Change
	$	$	$
Personnel expenses	1,097,882	1,292,755	(194,873)
Stock-based compensation	(15,730)	52,440	(68,170)
Direct research and development expenses	454,237	488,335	(34,098)
Other research and development	248,103	188,776	59,327
Depreciation and amortization	205,117	263,601	(58,484)
Total research and development expenses	1,989,609	2,285,907	(296,298)

General and Administrative Expenses

General and administrative expenses decreased to $2.4 million from $2.5 million for the three-months ended September 30, 2026, and September 30, 2025, respectively. The reduction was due to lower personnel expenses partly from reduced headcount together with reduced stock-based compensation, partially offset by higher legal and professional fees and general administrative costs during the period. The FTE personnel number within this division decreased by 5 to 12 compared to the prior year period.

	Three Months Ended September 30,
	2026	2025	Change
	$	$	$
Personnel expenses	865,636	1,102,526	(236,890)
Stock-based compensation	162,822	425,220	(262,398)
Legal and professional fees	991,251	790,894	200,357
Other general and administrative	331,725	125,788	205,937
Depreciation and amortization	30,240	39,365	(9,125)
Total general and administrative expenses	2,381,674	2,483,793	(102,119)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $0.6 million from $1.0 million for the three-months ended September 30, 2026, and September 30, 2025, respectively. The decrease was primarily due to lower personnel expenses mainly from reduced headcount together with reduced stock-based compensation and direct marketing and professional fees. The FTE personnel number within this division decreased by 3 to 8 compared to the prior year period.

	Three Months Ended September 30,
	2026	2025	Change
	$	$	$
Personnel expenses	439,236	607,553	(168,317)
Stock-based compensation	39,856	131,507	(91,651)
Direct marketing and professional fees	96,328	213,364	(117,036)
Depreciation and amortization	1,310	6,143	(4,833)
Total sales and marketing expenses	576,730	958,567	(381,837)

Operating Loss

For the three-months ended September 30, 2026, the Company’s operating loss was $3.3 million, a reduction of approximately $1.8 million or 35% in comparison to an operating loss of $5.1 million for the three-months ended September 30, 2025. The improved performance compared to the prior year comparative was the result of the increase in revenue by approximately $1.0 million, and a reduction in operating expenses by approximately $0.8 million which mainly reflected lower headcount as a result of actions taken to reduce costs.

Other Expenses

For the three-months ended September 30, 2026, the Company’s other expense was $0.5 million compared to $0.3 million for the three-months ended September 30, 2025. This increase in other expenses reflected non-cash accounting charges related to certain convertible notes issued to Lind Global Asset Management XII LLC (the “Lind Notes”) for amortization of debt discount and loss on extinguishment of debt, partially offset by a gain on change in fair value of derivative liability, during the three-months period ended September 30, 2026.

Net Loss

For the three-months ended September 30, 2026, the Company’s net loss was $3.8 million, a decrease of approximately $1.6 million in comparison to a net loss of $5.4 million for the three-months ended September 30, 2025. The change was a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025

The following table sets forth our results of operations for the nine-months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Change	Change
	$	$	$	%

Services	58,949	366,150	(307,201)	(84)%
Product	2,938,660	914,200	2,024,460	>100%
Total Revenues	2,997,609	1,280,350	1,717,259	>100%

Research and development	6,642,516	7,613,228	(970,712)	(13)%
General and administrative	7,239,957	7,667,909	(427,952)	(6)%
Sales and marketing	1,976,944	2,919,400	(942,456)	(32)%
Total Operating Expenses	15,859,417	18,200,537	(2,341,120)	(13)%

Operating Loss	(12,861,808)	(16,920,187)	4,058,379	(24)%

Grant income	103,302	429,411	(326,109)	(76)%
Gain on disposal of fixed assets	2,361	330	2,031	>100%
Interest income	179	478	(299)	(63)%
Interest expense	(1,009,046)	(363,825)	(645,221)	(<100)%
Amortization of debt discount	(1,179,682)	(1,054,935)	(124,747)	12%
Gain (loss) on change in fair value of derivative liability	(1,078,858)	723,124	(1,801,982)	(<100)%
Gain (loss) on change in fair value of warrant liability	20,978	(14,884)	35,862	(<100)%
Loss on extinguishment of debt	(1,823,635)	-	(1,823,635)	(<100)%
Total Other Income (Expenses)	(4,964,401)	(280,301)	(4,684,100)	(<100)%

Net Loss	(17,826,209)	(17,200,488)	(625,721)	4%

Revenues

Our operations are transitioning from a research and development stage to a commercialization stage. Revenues during the nine-months ended September 30, 2026 were $3.0 million, compared with $1.3 million for the nine-months ended September 30, 2025. Our main source of revenue during the nine-months ended September 30, 2026 and nine-months ended September 30, 2025 was product revenues from sales of the Nu.Q® Vet Cancer Test and the Nu.Q® Discover kits. The year-over-year increase can be attributed to increased product sales and an increase in deferred revenue recognition for the Nu.Q® Vet Cancer Test related to our agreement with Heska. This resulted from a catch-up of deferred revenue recognition of approximately $2.2 million in the nine-months period, reflecting an updated forecast in line with our accounting policy. Services revenue was lower compared to the prior year period and related solely to Nu.Q® Discover services which is highly dependent on client project delivery schedules.

Operating Expenses

Total operating expenses decreased to $15.9 million from $18.2 million for the nine-months ended September 30, 2026 and September 30, 2025, respectively, as a result of the factors described below.

Research and Development Expenses

Research and development expenses decreased to $6.6 million for the nine-months ended September 30, 2026, from $7.6 million for the nine-months ended September 30, 2025. This decrease was primarily related to lower personnel expenses due to reduced headcount together with the release of bonus provisions and reduced stock-based compensation This was partially offset by increased direct research and development expenses. The FTE personnel number decreased by 13 to 34 compared to the prior year period.

	Nine Months Ended September 30,
	2026	2025	Change
	$	$	$
Personnel expenses	3,640,346	4,506,754	(866,408)
Stock-based compensation	7,956	177,248	(169,292)
Direct research and development expenses	1,748,234	1,542,583	205,651
Other research and development	601,961	601,746	215
Depreciation and amortization	644,019	784,897	(140,878)
Total research and development expenses	6,642,516	7,613,228	(970,712)

General and Administrative Expenses

General and administrative expenses decreased to $7.2 million from $7.7 million for the nine-months ended September 30, 2026 and September 30, 2025, respectively. The reduction was due to lower personnel expenses partly from reduced headcount together with the release of bonus provisions and reduced stock-based compensation, partially offset by legal and professional fees and other general costs during the period. The FTE personnel number decreased by 5 to 12 compared to the prior year period.

	Nine Months Ended September 30,
	2026	2025	Change
	$	$	$
Personnel expenses	2,353,440	3,433,045	(1,079,605)
Stock-based compensation	516,054	1,363,968	(847,914)
Legal and professional fees	3,085,639	2,107,465	978,174
Other general and administrative	1,188,313	646,599	541,714
Depreciation and amortization	96,511	116,832	(20,321)
Total general and administrative expenses	7,239,957	7,667,909	(427,952)

Sales and Marketing Expenses

Sales and marketing expenses decreased to $2.0 million compared to $2.9 million for the nine-months ended September 30, 2026 and September 30, 2025. The reduction was due to lower personnel expenses partly from reduced headcount together with the release of bonus provisions and reduced stock-based compensation. The FTE personnel number decreased by 3 to 8 compared to the prior year period.

	Nine Months Ended September 30,
	2026	2025	Change
	$	$	$
Personnel expenses	1,430,699	2,078,947	(648,248)
Stock-based compensation	125,923	331,371	(205,448)
Direct marketing and professional fees	413,519	484,297	(70,778)
Depreciation and amortization	6,803	24,785	(17,982)
Total sales and marketing expenses	1,976,944	2,919,400	(942,456)

Operating Loss

For the nine-months ended September 30, 2026, the Company’s operating loss was approximately $12.9 million in comparison to an operating loss of $16.9 million for the nine-months ended September 30, 2025. The improved result was the result of the higher revenues, up 134% over prior year, and the reduction in operating expenses down 13% over prior year, which mainly reflected lower headcount as a result of actions taken to reduce costs.

Other Expenses

For the nine-months ended September 30, 2026, the Company’s other expenses were $5.0 million compared to other expenses of $0.3 million for the nine-months ended September 30, 2025. This increase in other expenses primarily reflected non-cash accounting charges related to the Lind Notes for amortization of debt discount, loss on change in fair value of derivative liability, mandatory default amount on convertible notes payable and loss on extinguishment of debt.

Net Loss

For the nine-months ended September 30, 2026, the Company’s net loss was approximately $17.8 million in comparison to a net loss of $17.2 million for the nine-months ended September 30, 2025. The change was a result of the factors described above.

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

Future Financings

We may seek to obtain additional capital through the sale of debt or equity securities if we deem it desirable or necessary. These sales may include the sale of equity securities from time to time through an “at the market offering program” under our Capital On DemandTM Sales Agreement with JonesTrading, refer to Note 6, Common Stock – 2025 ATM Sales Agreement of the notes to the condensed consolidated financial statements included within this Report. However, we may be unable to obtain such additional capital when needed, or on terms favorable to us or our stockholders, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, the terms of such securities may place restrictions on our ability to operate our business.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, as they previously concluded as of December 31, 2025, that our disclosure controls and procedures were not effective as of September 30, 2026, because of material weaknesses in our internal control over financial reporting, as referenced below and described in detail in our Annual Report.

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

Our management has been actively engaged in developing and implementing remediation plans to address material weakness described above. These remediation efforts are ongoing and include or are expected to include:

•	We have engaged external consultants to provide support and to assist us in our evaluation of US GAAP;
•	Preparation of written documentation of our internal control policies and procedures; and
•

Engaging internal control consultants to assist us in performing a financial risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified;

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of the material weakness in internal controls over financial reporting noted above, no changes in our internal control over financial reporting were made during the three-months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In connection with its repayment obligations under the 2025 Lind Note, the Company issued to Lind (i) on July 16, 2026, 372,023 shares of common stock to satisfy a $416,666 payment obligation, (ii) on August 5, 2026, 290,697 shares of common stock upon conversion of $200,000 of principal, (iii) on August 10, 2026, 220,264 shares of common stock upon conversion of $150,000 of principal, (iv) on August 19, 2026, 553,097 shares of common stock upon conversion of $250,000 of principal, (v) on August 26, 2026, 1,232,875 shares of common stock upon conversion of $450,000 of principal, (vi) on August 27, 2026, 3,465,753 shares of common stock upon conversion of $1,265,000 of principal, and (vii) on September 1, 2026, 706,214 shares of common stock upon conversion of $250,000 of principal.

In connection with its repayment obligations under the 2026 Lind Note, the Company issued to Lind (i) on July 14, 2026, 116,651 shares of common stock to satisfy a $133,333 payment obligation, (ii) on September 9, 2026, 707,236 shares of common stock upon conversion of $215,000 of principal, (iii) on September 17, 2026, 698,113 shares of common stock upon conversion of $185,000 of principal, and (iv) on September 22, 2026, 1,459,227 shares of common stock upon conversion of $340,000 of principal. The offering and sale of the shares of common stock underlying the note were made in reliance on the exemption afforded by Section 3(a)(9) or alternatively Section 4(a)(2) of the Securities Act, and/or Rule 506 of Regulation D under the Securities Act, and corresponding provisions of state securities or “blue sky” laws. The issuance of the shares of common stock was to an existing securityholder, did not involve any paid commissions, did not involve a public offering and was made without general solicitation or general advertising.

Repurchase of Equity Securities

No equity securities were repurchased during the three-months ended September 30, 2026.

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

During the three-months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation, as amended.	S-3	333-288508	3.1	7/3/25
3.2	Certificate of Third Amendment of the Second Amended and Restated Certificate of Incorporation.	8-K	001-36833	3.1	4/28/26
3.3	Certificate of Fourth Amendment of the Second Amended and Restated Certificate of Incorporation	10-Q	001-36833	3.3	8/13/26
3.4	Amended and Restated Bylaws, as amended and currently in effect.	10-Q	001-36833	3.2	5/13/24
4.1	Description of Capital Stock.			4.2	07/03/25
10.1	Waiver and Consent, dated September 2, 2026 by and between the Company and Lind Global Asset Management XII LLC	8-K	001-36833	10.1	09/02/2026
10.2	Variation Agreement to Independent Director Agreement, dated November 4, 2026, by and between the Company and Timothy Still					X
10.3

Singapore Volition Pte. Limited Employment Agreement - Group Chief Executive Officer, dated March 13, 2023, as amended February 1, 2026, as further amended November 10, 2026, by and between Singapore Volition and Cameron Reynolds.

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

VOLITIONRX LIMITED

Dated: November 12, 2026	By:	/s/ Cameron Reynolds
Cameron Reynolds
President and Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Terig Hughes
Terig Hughes
Chief Financial Officer and Treasurer
(Authorized Signatory and Principal Financial and Accounting Officer)

